Form 10-K
period 2017-12-31
GLOBAL PARTNERS LP
filed 2018-03-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of common units held by non‑affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and their affiliates, for this purpose, as if they were affiliates of the registrant) as of June 30, 2017 was approximately $479,439,299 based on a price per common unit of $18.05, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of March 6, 2018, 33,995,563 common units were outstanding.

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

•

Our crude oil sales and logistics activities have been and could continue to be adversely affected by, among other things, changes in the crude oil market structure, grade differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for transporting crude oil or other products by rail, changes in refiner demand, severe weather conditions, significant changes in prices and interruptions in rail transportation services and other necessary services and equipment, such as railcars, barges, trucks, loading equipment and qualified drivers.

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

•	Our sales of home heating oil and residual oil continue to be reduced by conversions to natural gas and utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.
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
•

Our business could be affected by a range of issues, such as changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, changes in safety regulations, failure to obtain renewal permits on terms favorable to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of crude oil, refined products and renewable fuels.

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

•	A significant increase in interest rates could adversely affect our results of operations and cash available for distribution to our unitholders and our ability to service our indebtedness.
•

Our gasoline station and convenience store business could expose us to an increase in consumer litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.

•	Physical effects from climate change have the potential to adversely affect our assets and operations in areas prone to sea level rise or other extreme weather events.
•	Our business could expose us to litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.

•	Adverse developments in the areas where we conduct our business could have a material adverse effect on such businesses and can reduce our ability to make distributions to our unitholders.
•	A serious disruption to our information technology systems could significantly limit our ability to manage and operate our business efficiently.
•	We are exposed to performance risk in our supply chain.
•	Our businesses are subject to both federal and state environmental and non-environmental regulations which could have a material adverse effect on such businesses.
•	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
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

A copy of any of these documents will be provided without charge upon written request to the General Counsel, Global Partners LP, P.O. Box 9161, 800 South Street, Suite 500, Waltham, MA 02454; fax (781) 398‑9211.

PART I

References in this Annual Report on Form 10‑K to “Global Partners LP,” “Partnership,” “we,” “our,” “us” or like terms refer to Global Partners LP and its subsidiaries. References to “our general partner” refer to Global GP LLC.

Items 1. and 2. Business and Properties.

Overview

We are a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We are also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores in these areas. As of December 31, 2017, we had a portfolio of 1,455 owned, leased and/or supplied gasoline stations, including 264 directly operated convenience stores, in the Northeast, Maryland and Virginia. We also receive revenue from convenience store sales, rental income and sundries. In addition, we own transload and storage terminals in North Dakota and Oregon that extend our origin‑to‑destination capabilities from the mid‑continent region of the United States and Canada.

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

2017 Transactions

Acquisition of Gasoline and Convenience Store Assets—On October 18, 2017, we completed the acquisition of retail gasoline and convenience store assets from Honey Farms, Inc. (“Honey Farms”) in a cash transaction. The acquisition included 11 company-operated retail sites with gasoline and convenience stores and 22 company-operated stand-alone convenience stores. All of the sites are located in and around the greater Worcester, Massachusetts area. See Note 18 of Notes to Consolidated Financial Statements for additional information.

Amended and Restated Credit Agreement—On April 25, 2017, we and certain of our subsidiaries entered into a third amended and restated credit agreement with aggregate commitments of $1.3 billion and a maturity date of April 30, 2020.  See Note 6 of Notes to Consolidated Financial Statements for additional information on our credit agreement.

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

Operating Segments

We purchase refined petroleum products, renewable fuels, crude oil and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our business under three segments: (i) Wholesale, (ii) GDSO and (iii) Commercial. In 2017, our Wholesale, GDSO and Commercial sales accounted for approximately 48%, 42% and 10% of our total sales, respectively.

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, storage and transportation of refined petroleum products, renewable fuels, crude oil and propane. We transport these products by railcars, barges and/or pipelines pursuant to spot or long‑term contracts. From time to time, we aggregate crude oil by truck or pipeline in the mid‑continent region of the United States and Canada, transport it by rail and ship it by barge to refiners. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillates at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

As of December 31, 2017, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	264
Commissioned agents	267
Lessee dealers	230
Contract dealers	694
Total	1,455

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

Products

General

The following table presents our product sales and other revenues as a percentage of our consolidated sales for the years ended December 31:

	2017	2016	2015
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	65%	64%	59%
Crude oil sales and crude oil logistics revenue	5%	7%	12%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	26%	24%	25%
Convenience store sales, rental income and sundries	4%	5%	4%
Total	100%	100%	100%

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

Distillates.  Distillates are primarily divided into home heating oil, diesel and kerosene. In 2017, sales of home heating oil, diesel and kerosene accounted for approximately 53%, 46% and 1%, respectively, of our total volume of distillates sold. The distillates we sell are used primarily for fuel for trucks and off‑road construction equipment and for space heating of residential and commercial buildings.

We sell generic home heating oil and Heating Oil Plus™, our proprietary premium branded heating oil that is electronically blended at the delivery facility, to wholesale distributors and retailers. In addition, we sell the additive used to create Heating Oil Plus™ to some wholesale distributors, make injection systems available to them and provide technical support to assist them with blending. We also educate the sales force of our customers to better prepare them for marketing our products to their customers.

We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read “—Commodity Risk Management.” In 2017, approximately 25% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil volume was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

We sell generic diesel and Diesel One®, our proprietary premium diesel fuel product. We offer marketing and technical support for those customers who purchase Diesel One®.

Residual Oil.  We sell residual oil to industrial, commercial and marine customers. We specially blend product for users in accordance with their individual power specifications and for marine transport.

Propane.  We sell propane to home heating oil and propane retailers and wholesale distributors primarily from our rail‑fed propane storage and distribution facility near our Church Street terminal in Albany, New York.

Natural Gas.  Prior to the sale of our natural gas marketing and electricity brokerage businesses in February 2017, we sold natural gas to industrial and commercial customers.

Convenience Store Items and Sundries.  We sell a broad selection of food, beverages, snacks, grocery and non‑food merchandise at our convenience store locations and generate sundry sales, such as car wash sales, lottery and ATM commissions, at our convenience store locations.

Significant Customers

None of our customers accounted for greater than 10% of total sales for years ended December 31, 2017, 2016 and 2015.

Assets

Terminals

As of December 31, 2017, we owned, leased or maintained dedicated storage facilities at 24 bulk terminals, each with the capacity of more than 50,000 barrels, with a collective storage capacity of 10.1 million barrels. Twenty‑one of these bulk terminals are located throughout the Northeast. Some of our storage tankage is versatile, allowing us to switch tankage from one product to another.

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

As of December 31, 2017, we supported our rail activity with a fleet of approximately 1,400 leased railcars. The makeup of this fleet is split between general‑purpose cars, typically used for light crude oil, ethanol and refined products, and coiled, insulated cars, typically used for heavy crude oil and residual oil.

In connection with our business, we may lease or otherwise secure the right to use certain third-party assets (such as railcars, pipelines and barges). We lease railcars through various lease arrangements with various expiration dates, and we lease barges through various time charter lease arrangement also with various expiration dates. We also have various pipeline connection agreements that extend for five to seven years. See Note 9, “Commitments and Contingencies,” for additional information on our railcar leases, barge leases and pipeline commitments.

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

Gasoline Stations

As of December 31, 2017, we had a portfolio of 1,455 owned, leased and/or supplied gasoline stations, including 264 directly operated convenience stores, primarily in the Northeast.

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

Supply

Our products come from some of the major energy companies in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, South America, Europe, Russia and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. During 2017, we purchased an average of approximately 311,000 barrels per day of refined petroleum products, renewable fuels, crude oil and propane. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually two days) to net 30 days. Please read “—Commodity Risk Management.” We obtain our convenience store inventory from traditional suppliers.

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

In our Wholesale segment, we obtain Renewable Identification Numbers (“RINs”) in connection with our purchase of ethanol which is used for our bulk supply requirements or for blending with gasoline through our terminal system. A RIN is a renewable identification number associated with government‑mandated renewable fuel standards. To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). Our U.S. Environmental Protection Agency (“EPA”) obligations relative to renewable fuel reporting are largely limited to the foreign gasoline and diesel that we may choose to import and any gasoline blending operations we conduct at certain facilities. As a wholesaler of transportation fuels through our terminals, we separate RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle our RVO. While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period. Our Wholesale segment operating results may be sensitive to the timing associated with our RIN position relative to our RVO at a point in time, and we may recognize a mark‑to‑market liability for a shortfall in RINs at the end of each reporting period. To the extent that we do not have a sufficient number of RINs to satisfy our RVO as of the balance sheet date, we charge cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and record a liability representing our obligation to purchase RINs. Our 2016 RIN obligation may change due to a court decision requiring the EPA to revise the calculation methodology for determining the 2016 renewable fuel obligation.

We do not believe that any impacts associated with any such change will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

For more information about our policies and procedures to minimize our exposure to market risk, including commodity market risk, please read Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Employees

To carry out our operations, our general partner and certain of our operating subsidiaries employed approximately 2,000 full‑time employees as of December 31, 2017, of which approximately 100 employees were represented by labor unions under collective bargaining agreements with various expiration dates. We may not be able to renegotiate the collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, existing labor agreements may not prevent a future strike or work stoppage, and any work stoppage could negatively affect our results of operations and financial condition. We believe we have good relations with our employees.

We have a shared services agreement with GPC. The services provided by employees shared pursuant to this agreement do not limit the ability of such employees to provide all services necessary to properly run our business. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Shared Services Agreement.”

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

The name GLOBAL®, our logos and the name Global Petroleum Corp.® are our trademarks. In addition, we have trademarks for our premium fuels and additives, Diesel One®, Heating Oil Plus™, SubZero® and the pending trademarks Diesel 1™ and Legacy. Technology. Performance. ™. We also have the following trademarks for our convenience store business: ALLTOWN®, YOUR TOWN.MYTOWN.ALLTOWN!®, ALLTOWN MARKET®

CENTRE ST. KITCHEN®, Buck Stop®, Fast Freddie’s®, Mr. Mike’s®, Deli Joe’s®, Deli Joe’s logo, Diamond Fuels®, Xtra®, XtraCafé logo, Xtra Mart® and the Xtramart logo, the Honey Farms® logo, Honey Money® and the Honey Money® logo

Facilities

We lease office space for our principal executive office in Waltham, Massachusetts. This lease expires on July 31, 2026 with extension options through July 31, 2036. In addition, we lease office space in Branford, Connecticut. This lease expires on July 31, 2024 with extension options through July 31, 2034.

Environmental

General

Our businesses of supplying refined petroleum products, renewable fuels, crude oil and propane involve a number of activities that are subject to extensive and stringent environmental laws. In addition, these laws are frequently modified or revised to impose new obligations.

Our operations also use a number of petroleum storage and distribution facilities, including rail transloading facilities and gasoline stations that we do not own or operate, but at which refined petroleum products, renewable fuels, crude oil and propane are stored. We use these facilities through several different contractual arrangements, including leases and throughput and terminalling services agreements. If facilities with which we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down, requiring us to incur costs to use alternative facilities.

State, federal, and municipal environmental laws and regulations, including, without limitation, those governing environmental matters can restrict or impact our business activities in many ways, such as:

•	requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;
•

requiring our operations to obtain, maintain and renew permits which can obligate us to incur capital expenditures to comply with environmental control requirements and which may restrict our operations;

•	enjoining the operations of facilities found to be noncompliant with applicable laws and regulations; and
•	inability to renew permits on satisfactory terms and conditions.

Any such failures to comply may also trigger administrative, civil and possibly criminal enforcement measures, including monetary penalties and remedial requirements. Certain statutes impose strict, joint and several liability for costs required to clean up and restore sites where hydrocarbons, hazardous substances or wastes have been released or disposed of. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of hydrocarbons, hazardous substances or other wastes into the environment.

Our operating permits are subject to modification, renewal and revocation. We regularly monitor and review our operations, procedures and policies for compliance with permits, laws and regulations. Risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges of permits or permit revocation are inherent in the operation of our business, as it is with other companies engaged in similar businesses.

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

We do not believe that compliance with federal, state or local laws, including environmental laws and regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. We can provide no assurance, however, that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs or will not have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

For additional information concerning certain environmental proceedings, please read Part I, Item 3. “Legal Proceedings.”

Hazardous Material Releases and Waste Handling

Our business is subject to laws that relate to the release of hazardous substances into the water or soils and require, among other things, measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment. Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In the course of our ordinary operations, we may generate, store or otherwise handle materials and wastes that fall within the Superfund law’s definition of a hazardous substance and, as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, clean up contaminated property, including groundwater contaminated by prior owners or operators, or make capital improvements to prevent future contamination.

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

Above Ground Storage Tanks

Above ground tanks that contain petroleum and other hazardous substances are subject to comprehensive regulation under environmental and other laws. Generally, these laws require secondary containment systems for tanks or that the operators take alternative precautions to ensure that no contamination results from tank leaks or spills and impose liability for releases from the tanks. We believe we are in substantial compliance with environmental laws and regulations applicable to above ground storage tanks.

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

Underground Storage Tanks

We are required to make financial expenditures to comply with regulations governing underground storage tanks (“USTs”) which store gasoline or other regulated substances adopted by federal, state and local regulatory agencies. Pursuant to RCRA, the EPA has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking USTs. State or local agencies may be delegated the responsibility for implementing the federal program or developing and implementing equivalent or stricter state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We believe we are in substantial compliance with applicable environmental requirements, including those applicable to our USTs. Compliance with existing and future environmental laws regulating UST systems of the kind we use may require significant capital expenditures in the future. These expenditures may include upgrades, modifications, and the replacement of USTs and related piping to comply with current and future regulatory requirements designed to ensure the detection, prevention, investigation and remediation of leaks and spills.

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, renewable fuels and crude oil, into navigable waters. This law and comparable state laws may require permits for discharging pollutants into state and federal waters and impose substantial liabilities and remedial obligations for noncompliance. We hold these discharge permits for our facilities. Certain waters and wetlands, known as waters of the United States, are also subject to the protections and requirements of the Clean Water Act. Considerable legal uncertainty currently exists surrounding what standard should be used to identify waters of the United States as a result of legal challenges to a rulemaking by the former administration and proposed rulemaking by the current administration that is also likely to be subject to legal challenges. This uncertainty and the outcome of these legal challenges may result in a need for such permits in areas that were not formerly subject to the CWA, which may delay, limit or increase the costs of the exploration and production of crude oil and other materials we transport and may also adversely affect shippers who use our transportation assets. Any resulting restriction of supply could adversely affect our financial position, results of operations or cash available for distribution to our unitholders.

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

Changes in product quality specifications could require us to incur additional handling costs or reduce our throughput volume. For instance, different product specifications for different markets could require the construction of additional storage. Also, many states where we sell heating oil, including New York, Massachusetts, Connecticut, Maine, and Vermont, have limited the sulfur content of home heating oil.

In addition, the CAA and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process.

In November 2015, the EPA also revised the existing National Ambient Air Quality Standards (“NAAQS”) for ground‑level ozone, which made the standard more stringent. Nitrogen oxides and volatile organic compounds are recognized as pre‑cursors of ozone, and emissions of those materials are associated with mobile sources and the petroleum industry. A designation of nonattainment can lead the governing state to issue more stringent limits on existing sources of those precursor pollutants within the designated nonattainment area. Also, a nonattainment designation may increase the burdens on permitting new activities in those areas. The EPA issued attainment designations in December 2017 for most areas of the country, and has announced its intention to issue designations for the remainder during the first half of 2018. While we are not able to determine the extent to which this new standard will impact our business at this time, it does have the potential to have a material impact on our operations and cost‑structure.

Climate Change

Federal climate change legislation in the United States appears unlikely in the near‑term. As a result, domestic efforts to curb greenhouse gas (“GHG”) emissions continue be led by the EPA GHG regulations and the efforts of states. To the extent that our operations are subject to the EPA’s GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA’s requirements for review of pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities and operations are also subject to the EPA’s Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs. Some states in which we do business, including New York, have enacted measures requiring regulatory agencies to consider potential sea level rise in the performance of their regulatory duties.

In May 2016, the EPA finalized New Source Performance Standards for methane and volatile organic compound emissions from certain activities in the oil and gas production sector, not including crude oil or refined product transportation. This rule is currently subject to a pending judicial challenge in the D.C. Circuit. The EPA also released new control guidance for reducing volatile organic compound emissions from existing oil and gas sources in certain ozone non‑attainment areas. However, the EPA announced in April 2017 that it intends to reconsider certain aspects of the 2016 New Source Performance Standards, and in May 2017, the EPA issued an administrative stay of key provisions of the rule, but was promptly ordered by the D.C. Circuit to implement the rule. The EPA also proposed 60-day and two-year stays of certain provisions in June 2017 and published a Notice of Data Availability in November 2017 seeking comment and providing clarification regarding the agency’s legal authority to stay the rule. Collectively, these rules could impose new compliance costs and additional permitting burdens on upstream oil and gas operations, which could in turn affect the companies that produce the crude oil that we transport. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on our operations.

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

Overall, there has been a trend towards increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or pricing of, our products, and thus adversely impact our business. For example, at the 2015 United Nations Framework Convention on Climate Change in Paris, the United States and nearly 200 other nations entered into an international climate agreement. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. The Paris Agreement became effective in November 2016. The United States was one of over 100 nations that indicated an intent to comply with the agreement; however, in August 2017, the U.S. State Department officially informed the United Nations of the intent of the U.S. to withdraw from the agreement, with the earliest possible effective date of withdrawal being November 4, 2020. In addition, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

Activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for fossil-fuel energy companies. This could make it more difficult to secure funding for projects.

Convenience Store Regulations

Our convenience store operations are subject to extensive governmental laws and regulations that include legal restrictions on the sale of alcohol, tobacco and lottery products, food labelling, safety and health requirements and public accessibility, as well as sanitation, environmental, safety and fire standards. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses. Our operations are also subject to federal and state laws governing matters such as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, each of which could adversely affect our results of operations. In June 2009, Congress passed the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) which gave the Food and Drug Administration (“FDA”) broad authority to regulate tobacco products. Under the FSPTCA, the FDA has passed regulations that, among other things, prohibit the sale of cigarettes or smokeless tobacco to anyone under the age of 18 years (state laws are permitted to set a higher minimum age); prohibit the sale of single cigarettes or packs with less than 20 cigarettes; and prohibit the sale or distribution of non‑tobacco items such as hats and t‑shirts with tobacco brands, names or logos. Governmental actions and regulations, such as these, could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our results of operations.

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

The trend in hazardous material transportation is to increase oversight and regulation of these operations. High-profile derailments of freight trains carrying hazardous materials, including the tragic events in July 2013 in Lac Mégantic and other subsequent events, have led federal and state regulators to introduce a number of new requirements regulating the transportation of hazardous materials including crude oil and other products. These regulations address the testing and ensuing designations of crude oil; the safety of tank cars that are used in transporting crude oil and other flammable or petroleum type liquids by rail, including a requirement to phase out certain older DOT-111 tank cars; braking standards for certain trains; and new operational protocols for trains transporting large volumes of flammable liquids, such as routing requirements, speed restrictions and the provision of information to local government agencies. In July 2016, PHMSA also proposed a new rule that would expand the applicability of comprehensive oil spill response plans so that any railroad that transports a single train carrying 20 or more loaded tank cars of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train must have a current, comprehensive, written plan. In January 2017, PHMSA issued an Advance Notice of Proposed Rulemaking announcing that it is considering revising the Hazardous Materials Regulations to establish vapor pressure limits for the transportation of crude oil and potentially all Class 3 flammable liquid hazardous materials. It remains to be seen how the current administration may act on these proposals. In addition to action taken or proposed by federal agencies, a number of states proposed or enacted laws in recent years that encourage safer rail operations or urge the federal government to strengthen requirements for these operations.

Canadian regulators have also take measures to assess and address risks from the transport of crude oil by rail. Transport Canada phased out the use of DOT-111 tank cars in crude oil service as of November 1, 2016. Transport Canada has also implemented regulations imposing a 40 mile‑per‑hour speed limit on certain trains carrying hazardous materials in highly populated areas, requiring railways to give municipalities and first responders more information about the hazardous materials they carry, requiring that approved Emergency Response Assistance Plans be in place prior to transporting certain quantities of hazardous materials, and requiring railways to carry minimum levels of insurance depending on the quantity of crude oil or dangerous goods that they transport.

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

We may not have sufficient available cash each quarter to maintain distributions at current levels. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	competition from other companies that sell refined petroleum products, renewable fuels, crude oil and propane and convenience store items and sundries;
•	demand for refined petroleum products, renewable fuels, crude oil and propane in the markets we serve;
•	absolute price levels, as well as the volatility of prices, of refined petroleum products, renewable fuels, RINs, crude oil and propane in both the spot and futures markets;
•	supply, extreme weather and logistics disruptions;
•	seasonal variation in temperatures, which affects demand for home heating oil and residual oil to the extent that it is used for space heating;

•	the level of our operating costs, including payments to our general partner; and
•	prevailing economic conditions.

In addition, the actual amount of cash we have available for distribution will depend on other factors such as:

•	the level of capital expenditures we make;
•	the restrictions contained in our credit agreement and the indentures governing our senior notes, including financial covenants, borrowing base limitations and advance rates;
•	our debt service requirements;
•	the cost of acquisitions;
•	fluctuations in our working capital needs;
•	our ability to borrow under our credit agreement to make distributions to our unitholders; and
•	the amount of cash reserves established by our general partner.

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

We could have a number of organic growth projects that may require the expenditure of significant amounts of capital in the aggregate. Many of these projects involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control. As these projects are undertaken, required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects. Moreover, revenues associated with these organic growth projects may not increase immediately upon the expenditures of funds with respect to a particular project and these projects may be completed behind schedule or in excess of budgeted cost. We may pursue and complete projects in anticipation of market demand that dissipates or market growth that never materializes. As a result of these uncertainties, the anticipated benefits associated with our capital projects may not be achieved.

We commit substantial resources to pursuing acquisitions and expending capital for growth projects, although there is no certainty that we will successfully complete any acquisitions or growth projects or receive the economic results we anticipate from completed acquisitions or growth projects.

We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate transactions that at the time of consummation we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth and ability to increase or maintain distributions could be limited. We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.

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

Our gasoline financial results, with particular impact to our GDSO segment, are seasonal and can be lower in the first and fourth quarters of the calendar year.

Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline that we sell. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.

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

A significant decrease in price or demand for the products we sell or a significant decrease in demand for our logistics activities could reduce our revenues and, therefore, reduce our ability to make or increase distributions to our unitholders. Factors that could lead to a decrease in market demand for refined petroleum products, renewable fuels, crude oil and propane include:

•

a recession or other adverse economic conditions or an increase in the market price or of an oversupply of refined petroleum products, renewable fuels, crude oil and propane or higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined petroleum products, renewable fuels crude oil and propane;

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

When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor. A significant decrease in the price for crude oil adversely affected the economics of domestic crude oil production which, in turn, had an adverse effect on our crude oil logistics activities and sales. A significant decrease in crude oil differentials has also had an adverse effect on our crude oil logistics activities and sales. In addition, the prolonged decline in crude oil prices and crude oil differentials has indicated an impairment of our long-lived assets at our terminals in North Dakota. As a result of these events, we recognized a goodwill and long-lived asset impairment of $149.9 million for year ended December 31, 2016.

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

As of December 31, 2017, our total debt, including amounts outstanding under our credit agreement and senior notes, was approximately $1.1 billion. We have the ability to incur additional debt, including the capacity to borrow up to $1.3 billion under our credit agreement, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

In the past, global financial markets and economic conditions were disrupted and volatile. The debt and equity capital markets were exceedingly distressed. These issues, along with significant write‑offs in the financial services sector, the re‑pricing of credit risk and the economic conditions, had made and, along with any other potential future economic or market uncertainties, could make it difficult to obtain funding. Activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for fossil-fuel energy companies. This could make it more difficult to secure funding for projects.

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

The operating and financial restrictions and covenants in our credit agreement and the indentures governing our senior notes and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit agreement restricts our ability to:

•	grant liens;
•	make certain loans or investments;
•	incur additional indebtedness or guarantee other indebtedness;
•	make any material change to the nature of our business or undergo a fundamental change;

•	make any material dispositions;
•	acquire another company;
•	enter into a merger, consolidation, sale-leaseback transaction or purchase of assets;
•	make distributions if any potential default or event of default occurs; or
•	modify borrowing base components and advance rates.

In addition, the indentures governing our senior notes limit our ability to, among other things:

•	incur additional indebtedness;
•	make distributions to equity owners;
•	make certain investments;
•	restrict distributions by our subsidiaries;
•	create liens;
•	enter into sale‑leaseback transactions;
•	sell assets; or
•	merge with other entities.

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

Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our credit agreement and the indentures, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and Note 6 of Notes to Consolidated Financial Statements.

We can borrow money under our credit agreement to pay distributions, which would reduce the amount of credit available to operate our business.

Our partnership agreement allows us to borrow under our credit agreement to pay distributions. Accordingly, we can make distributions on our units even though cash generated by our operations may not be sufficient to pay such distributions. For more information, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 6 of Notes to Consolidated Financial Statements.

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

In October 2010, pursuant to its rulemaking under the Act, the CFTC issued rules to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September of 2012. However, in December 2016, the CFTC re-proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

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

The full impact of the Act and related regulatory requirements upon our business will not be known until all of the related regulations are implemented. The Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of some derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

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

We rely upon our suppliers to timely produce the volumes and types of refined petroleum products, renewable fuels, crude oil and propane for which they contract with us. In the event one or more of our suppliers does not perform in accordance with its contractual obligations, we may be required to purchase product on the open market to satisfy forward contracts we have entered into with our customers in reliance upon such supply arrangements. We may purchase refined petroleum products, renewable fuels, crude oil and propane from a variety of suppliers under term contracts and on the spot market. In times of extreme market demand, we may be unable to satisfy our supply requirements. Furthermore, a portion of our supply comes from other countries, which could be disrupted by political events. In the event such supply becomes scarce, whether as a result of political events, natural disaster, logistical issues associated with delivery schedules or otherwise, we may not be able to satisfy our supply requirements. If any of these events were to occur, we may be required to pay more for product that we purchase on the open market, which could result in financial losses and adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

Higher prices and new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, could reduce the demand for transportation fuels and adversely impact our sales of transportation fuels.

A reduction in sales of transportation fuels could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. In addition, increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last three decades. We could face additional competition from alternative energy sources as a result of future government‑mandated controls or regulations further promoting the use of cleaner fuels. End users who are dual‑fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual‑fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas. As described above, such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

The EPA has implemented a RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program seeks to promote the incorporation of biofuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States.

We are exposed to the volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected.

Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark‑to‑market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time.

We may not be able to obtain state fund or insurance reimbursement of our environmental remediation costs.

Where releases of products, including, without limitation, refined petroleum products, renewable fuels, crude oil and propane have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable standards. Our obligation to remediate this type of contamination varies, depending upon applicable laws and regulations and the extent of, and the facts relating to, the release. A portion of the remediation costs for certain petroleum products may be recoverable from the reimbursement fund of the applicable state and/or from third party insurance after any deductible has been met, but there are no assurances that such reimbursement funds or insurance proceeds will be available to us.

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

We face intense competition in our purchasing, selling, terminalling, transporting, storage and logistics activities. Competition from other providers of refined petroleum products, renewable fuels, crude oil and propane that are able to supply our customers with those products and services at a lower price and have capital resources many times greater than ours could reduce our ability to make distributions to our unitholders.

We are subject to competition from distributors and suppliers of refined petroleum products, renewable fuels, crude oil and propane that may be able to supply our customers with the same or comparable products and terminalling, transporting and storage services and logistics on a more competitive basis. We compete with terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our Northeast market, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We compete with other transloaders in our logistics activities including, in part, storage and transportation of crude oil, and the movement of product by alternative means (e.g., pipelines). We also compete with natural gas suppliers and marketers in our home heating oil, residual oil and propane product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gas stations as well as supermarket and warehouse stores that sell gasoline.

Some of our competitors are substantially larger than us, have greater financial resources and control greater supplies of refined petroleum products, renewable fuels, crude oil and propane than we do. If we are unable to compete effectively, we may lose existing customers or fail to acquire new customers, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. For example, if a competitor attempts to increase market share by reducing prices, our operating results and cash available for distribution to our unitholders could be adversely affected. We may not be able to compete successfully with these companies, and our ability to compete could be harmed by factors including price competition and the availability of alternative and less expensive fuels.

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

The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. As of December 31, 2017, we owned, operated and maintained dedicated storage facilities at 18 bulk terminals, leased the entirety of two bulk terminals that we operated exclusively for our business, and maintained dedicated storage at four facilities for which we have terminalling agreements. The lease and terminalling agreements are subject to expiration through 2019 and 2022, respectively. If these lease and terminalling agreements are not renewed or we are unable to renew them at rates and on terms at least as favorable, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Most of our arrangements with our customers are renegotiated or replaced periodically. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often subject to factors beyond our control. Such factors include fluctuations in refined petroleum product, renewable fuels, crude oil and propane prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or renegotiate or replace them on less favorable terms, sales from these arrangements could decline, and our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

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

In recent years, the transport of crude oil and ethanol has become subject to additional regulation. The establishment of more stringent design or construction standards, or other requirements for railroad tank cars that are used to transport crude oil and ethanol with too short of a timeframe for compliance may lead to shortages of compliant railcars available to transport crude oil and ethanol, which could adversely affect our business. Likewise, in recent years, efforts have commenced to seek to use federal, state and local laws to contest issuance of permits, contest renewal of permits and restrict the types of railroad tanks cars that can be used to deliver products, including, without limitation, crude oil and ethanol to bulk storage terminals. Were such laws to come into effect and were they to survive appeals and judicial review, they would potentially expose our operations to duplicative and possibly inconsistent regulation.

There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

Our terminalling operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require us to incur substantial costs.

The risk of substantial environmental costs and liabilities is inherent in terminal operations, and we may incur substantial environmental costs and liabilities. Our terminalling operations involving the receipt, storage and delivery of refined petroleum products, renewable fuels, crude oil and propane are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. Compliance with these laws and regulations increases our overall cost of business, including our capital costs to maintain and upgrade equipment and facilities. We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and local environmental laws in their operations. Their compliance with these requirements could increase the cost of doing business with these facilities. Please read Part I, Items 1. and 2. “Business and Properties—Environmental.”

In addition, our operations could be adversely affected if shippers of refined petroleum products, renewable fuels, crude oil and propane incur additional costs or liabilities associated with regulations, including environmental regulations. These shippers could increase their charges to us or discontinue service altogether. Similarly, many of our suppliers face a trend of increasing environmental regulations, which could likewise restrict their ability to produce crude oil or fuels, or increase their costs of production, and thus impact the price of, and/or their ability to deliver, these products.

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

The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. We may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. New environmental regulations, such as those related to the emissions of GHGs, might adversely affect the market for our products and activities, including the storage of refined petroleum products, renewable fuels, crude oil and propane, as well as our waste management practices and our control of air emissions. Enactment of laws and passage of regulations regarding GHG emissions, or other actions to limit GHG emissions may reduce demand for fossil fuels and impact our business. Federal and state agencies also could impose additional safety regulations to which we would be subject. Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations.

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

Combustion of fossil fuels, such as the refined petroleum products we sell, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has promulgated or adopted regulations to address GHG emissions from the combustion of fossil fuels from large stationary sources. With respect to emissions of GHGs from the use of fossil fuels for mobile sources, the EPA has also issued Corporate Average Fuel Economy (“CAFE”) standards for fleets of 2022-2025 model year vehicles that may, should the standards become effective, reduce demand for gasoline, thereby reducing emissions of GHGs from the operation of motor vehicles and also reducing demand for our products and services. In addition, it is possible federal legislation could be adopted in the future to restrict GHGs, as Congress has considered various proposals to reduce GHG emissions from time to time. Many states and regions have adopted GHG initiatives. Please read Part I, Items 1. and 2. “Business and Properties—Environmental—Air Emissions.”

Future international, federal and state initiatives to control GHG emissions, or an unfavorable outcome in the methane judicial challenges,  could result in increased costs associated with refined petroleum products consumption, such as costs to install additional controls to reduce GHG emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Please read Part I, Items 1. and 2. “Business and Properties—Environmental—Air Emissions.” Such increased costs could result in reduced demand for refined petroleum products and some customers switching to alternative sources of fuel which could have a material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

Climate change continues to attract considerable public and scientific attention. Recently, litigation has been filed against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

Our business involves the buying, selling and shipping of refined petroleum products, renewable fuels and crude oil by rail, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as potential regulatory changes that may adversely impact our business, financial condition or results of operations.

Our operations involve the buying and selling of refined petroleum products, renewable fuels and crude oil and shipping it by rail to various markets including on railcars that we lease. The derailments of trains transporting such products in North America have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Additional measures have been taken in both the United States. and Canada to regulate the transportation of these products. Please read Part I, Items 1. and 2. “Business and Properties—Environmental— Hazardous Materials Transportation.”

Any changes to the existing laws and regulations, or promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars, including those used to transport crude oil, may require us to make expenditures to comply with new standards that are material to our operations, and, to the extent that new regulations require design changes or other modifications of tank cars, we may incur significant constraints on transportation capacity during the period while tank cars are being retrofitted or newly constructed to comply with the new regulations. We cannot assure that the totality of costs incurred to comply with any new standards and regulations and any impacts on our operations will not be material to our business, financial condition or results of operations. In addition, any derailment of railcars involving products that we have purchased or are shipping may result in claims being brought against us that may involve significant liabilities. Although we believe that we are adequately insured against such events, we cannot assure you that our policies will cover the entirety of any damages that may arise from such an event.

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the refined petroleum products, renewable fuels, crude oil and propane we purchase, store, transport and sell.

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

Regulations related to wages also affect our business. Any increase in the statutory minimum wage would result in an increase in our labor costs and such cost increase could adversely affect our business, financial condition and results of operations.

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

Certain executive officers of our general partner perform services for one of our affiliates pursuant to a shared services agreement. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp.”

We depend on unionized labor for the operation of certain of our terminals. Any work stoppages or labor disturbances at these terminals could disrupt our business.

Any work stoppages or labor disturbances by our unionized labor force at facilities with an organized workforce could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. In addition, employees who are not currently represented by labor unions may seek representation in the future, and any renegotiation of collective bargaining agreements may result in terms that are less favorable to us.

We rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

We depend on our information technology (“IT”) systems to manage numerous aspects of our business and to provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business effectively. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, cyber and other security breaches and computer viruses. While we believe we have adequate systems and controls in place, we are continuously working to install new, and upgrade our existing, information technology systems and provide employee awareness around phishing, malware and other cyber risks in an effort to ensure that we are protected against cyber risks and security breaches. We have a disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an IT systems failure. Any failure or interruption in our IT systems could have a negative impact on our operating results, cause our business and competitive position to suffer and damage our reputation.

In the normal course of our business, we may obtain personal data, including credit card information. While we believe we have adequate cyber and other security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition.

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

As of March 6, 2018, affiliates of our general partner, including directors and executive officers and their affiliates, owned 21.4% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.” These conflicts include, among others, the following situations:

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

Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement and Business Opportunity Agreement.”

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

A substantial number of our securities may be sold in the future either pursuant to Rule 144 under the Securities Act or pursuant to a registration statement filed with the SEC. Rule 144 under the Securities Act provides that after a holding period of six months, non‑affiliates may resell restricted securities of reporting companies, provided that current public information for the reporting company is available. After a holding period of one year, non‑affiliates may resell without restriction, and affiliates may resell in compliance with the volume, current public information and manner of sale requirements of Rule 144. Pursuant to our partnership agreement, members of the Slifka family have registration rights with respect to the common units owned by them.

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

Prior to making any distribution on the common units, we reimburse our general partner and its affiliates for all expenses they incur on our behalf, which is determined by our general partner in its sole discretion. These expenses include all costs incurred by the general partner and its affiliates in managing and operating us, including costs for rendering corporate staff and support services to us. We are managed and operated by directors and executive officers of our general partner. In addition, the majority of our operating personnel are employees of our general partner. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.” The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates could adversely affect our ability to pay cash distributions to our unitholders.

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

Mr. Richard Slifka and his affiliates (other than us) are subject to noncompetition provisions in the omnibus agreement and business opportunity agreement. In addition Mr. Eric Slifka’s and Mr. Andrew Slifka’s employment agreements contain noncompetition provisions. These agreements do not prohibit Messrs. Richard Slifka, Eric Slifka and Andrew Slifka and certain affiliates of our general partner from owning certain assets or engaging in certain businesses that compete directly or indirectly with us. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement and Business Opportunity Agreement.”

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes and not being subject to a material amount of entity-level taxation. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, or we become subject to entity level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after‑tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional amounts of entity level taxation for federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. We currently own assets and conduct business in several states that impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017 and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate‑level income taxes.

As of December 31, 2017, we conducted substantially all of our operations of our end‑user business through six subsidiaries that are treated as corporations for federal income tax purposes. These corporations primarily engage in the retail sale of gasoline and/or operates convenience stores and collect rents on personal property leased to dealers and commissioned agents at other stations. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate‑level taxes, which reduce the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the conclusions of our counsel expressed in this prospectus or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease such unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units a unitholder sells will, in effect, become taxable income to a unitholder if it sells such units at a price greater than its tax basis in those units, even if the price such unitholder receives is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its units, a unitholder may incur a tax liability in excess of the amount of cash received from the sale.

A substantial portion of the amount realized from a unitholder’s sale of our units, whether or not representing gain, may be taxed as ordinary income to such unitholder due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than such unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income and, in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interest in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered to have disposed of those common units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain recognized from the sale of our common units, have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements.

We currently own assets and conduct business in several states, some of which impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state, local and non‑U.S. tax returns.

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

Environmental

In connection with the October 2017 acquisition of retail gasoline and convenience store assets from Honey Farms, we assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, we initially recorded, on an undiscounted basis, a total environmental liability of approximately $1.3 million.

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

In connection with the January 2015 acquisition of Warren Equities, Inc. (“Warren”), we assumed certain environmental liabilities, including certain ongoing environmental remediation efforts at certain of the retail gasoline stations owned or leased by Warren and future remediation activities required by applicable federal, state or local law or regulation. As a result, we initially recorded, on an undiscounted basis, a total environmental liability of approximately $36.5 million.

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

On August 2, 2016, we received a Notice of Violation (“NOV”) from the EPA, alleging that permits for our petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP. The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils. The applicable permits issued by the NYSDEC to us in 2011 and 2012 specifically authorize us to increase the throughput of crude oil at the Albany Terminal. According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements. The NYSDEC has not alleged that our permits were subject to the NSR program. The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties. We believe that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law has occurred. We dispute the claims alleged in the NOV and responded to the EPA in September 2016. We met with the EPA and provided additional information at the agency’s request. On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to us relating to the allegations in the NOV. On January 17, 2017, we responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying. The EPA did not respond with such evidence, but instead requested that we enter into a further tolling agreement. We have signed a number of tolling agreements with respect to this matter and such agreements currently extend through June 29, 2018. To date, the EPA has not taken any further formal action with respect to the NOV.

On February 3, 2016, Earthjustice, an environmental advocacy organization, filed suit on behalf of the County of Albany, New York, a public housing development owned and operated by the Albany Housing Authority and certain environmental organizations against us in federal court in Albany under the citizen suit provisions of the CAA. In summary, this lawsuit alleged that certain of our operations at the Albany Terminal are in violation of the CAA. On February 26, 2016, we filed a motion to dismiss the CAA action. On September 26, 2017, the United States District Court granted our motion to dismiss the suit in its entirety. The plaintiffs filed a Notice of Appeal with the Second Circuit Court of Appeals, which was subsequently withdrawn in December 2017, thereby ending the lawsuit.

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

We received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA. The Requests for Information were part of an EPA investigation to determine whether we have violated sections of the CAA at certain of our terminal locations in New England with respect to residual oil and asphalt. On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal. We met with and provided additional information to the EPA with respect to the alleged violations. On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License. We have responded to the Supplemental NOV and engaged in further negotiations with the EPA. A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through June 29, 2018. While we do not believe that a material violation has occurred, and we contest the allegations presented in the NOV and Supplemental NOV, we do not believe any adverse determination in connection with the NOV would have a material impact on our operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common units trade on the New York Stock Exchange (“NYSE”) under the symbol “GLP.” The closing sale price per common unit on March 5, 2018 was $16.20. At the close of business on March 5, 2018, based upon information received from our transfer agent and brokers and nominees, we had 9,320 common unitholders, including beneficial owners of common units held in street name. The following table sets forth the range of the daily high and low sales prices per common unit as quoted on the NYSE and the cash distributions per common unit for the periods indicated.

	Price Range		Cash Distribution
	High	Low	Per Common Unit (a)
2017
Fourth Quarter	$19.95	$14.85	$0.4625
Third Quarter	17.00	12.82	0.4625
Second Quarter	14.23	12.28	0.4625
First Quarter	19.82	12.55	0.4625
2016
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

The equity compensation plan information required by Item 201(d) of Regulation S‑K in response to this item is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Table.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the quarter ended December 31, 2017.

Item 6. Selected Financial Data.

The following table presents selected historical financial and operating data of Global Partners LP for the years and as of the dates indicated. The selected historical financial data is derived from the historical consolidated financial statements of Global Partners LP.

This table should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report. In addition, this table presents non‑GAAP financial measures which we use in our business. These measures are not calculated or presented in accordance with generally accepted accounting principles in the United States (“GAAP”). We explain these measures and present reconciliations to the most directly comparable financial measures calculated in accordance with GAAP in Part II, Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Performance Indicators.”

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$8,920.6	$8,239.6	$10,314.9	$17,269.9	$19,589.6
Cost of sales	8,337.5	7,693.1	9,717.2	16,725.1	19,185.1
Gross profit	583.1	546.5	597.7	544.8	404.5
Selling, general and administrative expenses	155.0	149.7	177.0	154.0	115.5
Operating expenses	283.6	288.5	290.3	204.1	185.7
Loss on trustee taxes	16.2	—	—	—	—
Lease exit and termination expenses	—	80.7	—	—	—
Amortization expense	9.2	9.4	13.5	18.9	19.2
Net (gain) loss on sale and disposition of assets	(1.6)	20.5	2.1	2.2	(1.3)
Goodwill and long-lived asset impairment	0.8	149.9	—	—	—
Total operating costs and expenses	463.3	698.7	482.9	379.2	319.1
Operating income (loss)	119.8	(152.2)	114.7	165.6	85.4
Interest expense	(86.2)	(86.3)	(73.3)	(47.7)	(43.5)
Income (loss) before income tax benefit (expense)	33.5	(238.5)	41.4	117.9	41.9
Income tax benefit (expense)	23.6	(0.1)	1.9	(0.9)	(0.9)
Net income (loss)	57.1	(238.6)	43.3	117.0	41.0
Net loss (income) attributable to noncontrolling interest (1)	1.6	39.2	0.3	(2.3)	1.6
Net income (loss) attributable to Global Partners LP	58.8	(199.4)	43.6	114.7	42.6
Less: General partners’ interest in net income (loss)	0.4	(1.3)	7.7	6.0	3.5
Limited partners’ interest in net income (loss)	$58.4	$(198.1)	$35.9	$108.7	$39.1
Per Unit Data
Basic net income (loss) per limited partner unit (2)	$1.74	$(5.91)	$1.12	$3.97	$1.43
Diluted net income (loss) per limited partner unit (2)	$1.74	$(5.91)	$1.11	$3.95	$1.42
Cash distributions per limited partner unit (3)	$1.85	$1.85	$2.74	$2.53	$2.34
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$348.4	$(119.9)	$62.5	$344.9	$255.1
Investment activities	$(61.6)	$6.4	$(649.7)	$(91.1)	$(243.2)
Financing activities	$(282.0)	$122.4	$583.1	$(257.8)	$(8.7)
Other Financial Data:
EBITDA (4)	$225.0	$(4.9)	$225.7	$242.3	$157.4
Adjusted EBITDA (4)	$224.2	$129.7	$227.8	$244.5	$156.1
Distributable cash flow (5)	$108.3	$(121.4)	$126.9	$161.2	$105.2
Capital expenditures—acquisitions (6)	$38.5	$—	$561.2	$—	$185.3
Capital expenditures—maintenance and expansion (6)	$49.8	$71.3	$92.9	$95.1	$67.1
Operating Data:
Normal heating degree days (7)	5,630	5,661	5,630	5,630	5,630
Actual heating degree days	5,310	5,177	5,651	5,664	5,521
Variance from normal heating degree days	(6)%	(9)%	0.37%	1%	(2)%
Variance from prior year actual degree days	3%	(8)%	(0.23)%	3%	16%
Total gallons sold (in millions)	4,766	5,133	5,648	6,356	6,956
Variance in volume sold from prior year	(7)%	(9)%	(11)%	(9)%	14%
Balance Sheet Data (at period end):
Total assets	$2,320.2	$2,564.0	$2,663.7	$2,030.8	$2,425.9
Long—term debt	$957.8	$1,025.9	$1,075.6	$593.9	$910.0
Total debt	$1,084.5	$1,300.5	$1,173.7	$594.6	$913.7
Total liabilities	$1,925.9	$2,166.2	$1,969.7	$1,394.7	$1,962.7
Partners’ equity	$394.3	$397.8	$694.0	$636.1	$463.2

The above table reflects certain rounding conventions.

(1)

On February 1, 2013, we acquired a 60% membership interest in Basin Transload, LLC (“Basin Transload”). The net income (loss) in the table above is attributable to the noncontrolling interest which represents Basin Transload’s 40% interest.

(2)	See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report for net income (loss) per limited partner unit calculation.

(3)

Cash distributions declared in one calendar quarter are paid in the following calendar quarter. This amount is based on cash distributions paid during each respective year. See Note 16 of Notes to Consolidated Financial Statements included elsewhere in this report.

(4)

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, which is EBITDA further adjusted for gains or losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges, are non‑GAAP financial measures which are discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to the most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In 2016, Adjusted EBITDA includes lease exit and termination expenses of $80.7 million which were recorded as a result of our December 2016 voluntary early termination of a sublease for 1,610 railcars (see Note 2 of Notes to Consolidated Financial Statements). Excluding these expenses, Adjusted EBITDA would have been $210.4 million in 2016.

(5)

Distributable cash flow is a non‑GAAP financial measure which is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. In 2016, distributable cash flow includes a net loss on sale and disposition of assets of $20.5 million, a net goodwill and long-lived asset impairment of $114.1 million ($149.9 million attributed to us, offset by $35.8 million attributed to the noncontrolling interest) and lease exit and termination expenses of $80.7 million (see Note 2 of Notes to Consolidated Financial Statements for additional information on the impairment charges and lease termination). Excluding these charges, distributable cash flow would have been $93.9 million in 2016.

(6)	Capital expenditures are discussed under “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(7)

Degree days is an industry measurement of temperature designed to evaluate energy demand and consumption which is further discussed under “Results of Operations—Evaluating Our Results of Operations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report.

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast. We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We are also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores in these areas. As of December 31, 2017, we had a portfolio of 1,455 owned, leased and/or supplied gasoline stations, including 264 directly operated convenience stores, in the Northeast, Maryland and Virginia. We also receive revenue from convenience store sales, rental income and sundries. In addition, we own transload and storage terminals in North Dakota and Oregon that extend our origin‑to‑destination capabilities from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $8.5 billion of refined petroleum products, renewable fuels, crude oil, propane and small amounts of natural gas for the year ended December 31, 2017. In addition, we had other revenues of approximately $0.4 billion for the year ended December 31, 2017 from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

As of December 31, 2017, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	264
Commissioned agents	267
Lessee dealers	230
Contract dealers	694
Total	1,455

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

Outlook

This section identifies certain risks and certain economic or industry‑wide factors that may affect our financial performance and results of operations in the future, both in the short‑term and in the long‑term. Our results of operations and financial condition depend, in part, upon the following:

•

Our business is influenced by the overall markets for refined petroleum products, renewable fuels, crude oil and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for refined petroleum products, renewable fuels, crude oil and propane, price volatility and the market for such products. Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects. When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations. Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor. A significant decrease in the price for crude oil adversely affected the economics of domestic crude oil production which, in turn, had an adverse effect on our crude oil logistics activities and sales. A significant decrease in crude oil differentials has also had an adverse effect on our crude oil logistics activities and sales. In addition, the prolonged decline in crude oil prices and crude oil differentials has indicated an impairment of our long-lived assets at our terminals in North Dakota. As a result of these events, we recognized a goodwill and long-lived asset impairment of $149.9 million for year ended December 31, 2016.

•

We commit substantial resources to pursuing acquisitions and expending capital for growth projects, although there is no certainty that we will successfully complete any acquisitions or growth projects or receive the economic results we anticipate from completed acquisitions or growth projects. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate transactions that at the time of consummation we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth and ability to increase or maintain distributions could be limited. We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.

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

•

Our gasoline financial results, with particular impact to our GDSO segment, are seasonal and can be lower in the first and fourth quarters of the calendar year. Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline that we sell. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.

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

•

Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our products. Higher prices and new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, could reduce the demand for transportation fuels and adversely impact our sales of transportation fuels. A reduction in sales of transportation fuels could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. In addition, increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last three decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations further promoting the use of cleaner fuels. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas. As described above, such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•

Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our sales. The EPA has implemented a RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program seeks to promote the incorporation of biofuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States. We are exposed to the volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark‑to‑market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time.

•

We may not be able to fully implement or capitalize upon planned growth projects. We could have a number of organic growth projects that may require the expenditure of significant amounts of capital in the aggregate. Many of these projects involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control. As these projects are undertaken, required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects. Moreover, revenues associated with these organic growth projects may not increase immediately upon the expenditures of funds with respect to a particular project and these projects may be completed behind schedule or in excess of budgeted cost. We may pursue and complete projects in anticipation of market demand that dissipates or market growth that never materializes. As a result of these uncertainties, the anticipated benefits associated with our capital projects may not be achieved.

•

New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and local laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or local entities or permit revocation are inherent in the operation of our business, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. In recent years, the transport of crude oil and ethanol has become subject to additional regulation. The establishment of more stringent design or construction, or other requirements for railroad tank cars that are used to transport crude oil and ethanol with too short of a timeframe for compliance may lead to shortages of compliant railcars available to transport crude oil and ethanol, which could adversely affect our business. Likewise, in recent years, efforts have commenced to seek to use federal, state and local laws to contest issuance of permits, contest renewal of permits and restrict the types of railroad tanks cars that can be used to deliver products, including, without limitation, crude oil and ethanol to bulk storage terminals. Were such laws to come into effect and were they to survive appeals and judicial review, they would potentially expose our operations to duplicative and possibly inconsistent regulation. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) product margin, (2) gross profit, (3) EBITDA and Adjusted EBITDA, (4) distributable cash flow, (5) selling, general and administrative expenses (“SG&A”), (6) operating expenses and (7) degree day.

Product Margin

We view product margin as an important performance measure of the core profitability of our operations. We review product margin monthly for consistency and trend analysis. We define product margin as our product sales minus product costs. Product sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels, crude oil and propane, as well as convenience store sales, gasoline station rental income and revenue generated from our logistics activities when we engage in the storage, transloading and shipment of products owned by others. Product costs include the cost of acquiring the refined petroleum products, renewable fuels, crude oil and propane and all associated costs including shipping and handling costs to bring such products to the point of sale as well as product costs related to convenience store items and costs associated with our logistics activities. We also look at product margin on a per unit basis (product margin divided by volume). Product margin is a non‑GAAP financial measure used by management and external users of our consolidated financial statements to assess our business. Product margin should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our product margin may not be comparable to product margin or a similarly titled measure of other companies.

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
•

our operating performance and return on invested capital as compared to those of other companies in the wholesale, marketing, storing and distribution of refined petroleum products, renewable fuels, crude oil and propane, and in the gasoline stations and convenience stores business, without regard to financing methods and capital structure; and

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

Recent Development

In the first quarter of 2018, we will recognize a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011. Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required. This recognition of one-time income will not impact cash flows from operations for the year ending December 31, 2018.

2017 Transactions

Acquisition Gasoline Stations and Convenience Stores—On October 18, 2017, we completed the acquisition of retail gasoline and convenience store assets from Honey Farms in a cash transaction. The acquisition included 11 company-operated retail sites with gasoline and convenience stores and 22 company-operated stand-alone convenience stores. All of the sites are located in and around the greater Worcester, Massachusetts area. See Note 18 of Notes to Consolidated Financial Statements for additional information.

Amended and Restated Credit Agreement—On April 25, 2017, we and certain of our subsidiaries entered into a third amended and restated credit agreement with aggregate commitments of $1.3 billion and a maturity date of April 30, 2020. See Note 6 of Notes to Consolidated Financial Statements for additional information on the credit agreement.

Sale of Natural Gas and Electricity Brokerage Businesses—On February 1, 2017, we completed the sale of our natural gas marketing and electricity brokerage businesses for a purchase price of approximately $17.3 million, subject to customary closing adjustments. Proceeds from the sale amounted to approximately $16.3 million, and we realized a gain on the sale of $14.2 million. Prior to the sale, the results of the natural gas marketing and electricity brokerage businesses were included in the Commercial segment.

2016 Transactions

Early Termination of Railcar Sublease—On December 21, 2016 (effective December 31, 2016), we voluntarily terminated early a sublease with a counterparty for 1,610 railcars that were underutilized due to unfavorable market conditions in the crude oil by rail market. Separately, we entered into a fleet management services agreement (effective January 1, 2017) with the counterparty, pursuant to which we provide railcar storage, freight, cleaning, insurance and other services on behalf of the counterparty. As a result of the sublease termination, we recognized one-time discounted lease exit and termination expenses of $80.7 million in the fourth quarter of 2016 consisting of (i) $61.7 million cash consideration, (ii) $10.7 million of accrued incremental costs relating to our obligations under the sublease, and (iii) $8.3 million associated with derecognizing accumulated prepaid rent.

The $61.7 million cash consideration represents a discount of $10.2 million from $71.9 million in railcar lease payments that we would have been obligated to pay over the next three years. The termination of the sublease eliminated lease payments related to these railcars of approximately $30.0 million in 2017 and future lease payments of approximately $29.0 million and $13.0 million in 2018 and 2019, respectively. In addition to the discounted lease termination payment, the one-time expense includes costs for future railcar storage, freight, cleaning, insurance and other services, as well as certain non-cash accounting adjustments associated with the early termination. See Note 2 of Notes to Consolidated Financial Statements for additional information.

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

Sale of Gasoline Stations—On August 22, 2016, Drake Petroleum Company, Inc., a subsidiary of ours, sold to Mirabito Holdings, Inc. 30 gasoline stations and convenience stores located in New York and Pennsylvania (the “Drake Sites”) for an aggregate total cash purchase price of approximately $40.0 million. In connection with closing, the parties entered into long-term supply contracts for branded and unbranded gasoline and other petroleum products. See Note 5 of Notes to Consolidated Financial Statements.

Sale-Leaseback Transaction—On June 29, 2016, we sold real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island for a purchase price of approximately $63.5 million. In connection with the sale, we entered into a master unitary lease agreement with the buyer to lease back those real property assets sold with respect to these sites. See Note 6 of Notes to Consolidated Financial Statements.

Expanded Retail Network—In April 2016, we expanded our gasoline station and convenience-store network in Western Massachusetts with the addition of 22 leased retail sites (“22 leased sites”). Located in the Pittsfield and Springfield areas, these sites were added through long-term leases.

2015 Transactions

On January 7, 2015, we acquired, through one of our wholly owned subsidiaries, GMG, 100% of the equity interests in Warren from The Warren Alpert Foundation.

On January 14, 2015, through our wholly owned subsidiary, Global Companies LLC, we acquired the Revere terminal located in Boston Harbor in Revere, Massachusetts from GPC and related entities.

On June 1, 2015, through our wholly owned subsidiary, Alliance, we acquired retail gasoline stations and dealer supply contracts from Capitol.

See Note 18 of Notes to Consolidated Financial Statements for additional information on our business combinations.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to Global Partners LP	$58,752	$(199,412)	$43,563
EBITDA (1)	$225,020	$(4,851)	$225,689
Adjusted EBITDA (1)(2)	$224,205	$129,782	$227,786
Distributable cash flow (3)(4)	$108,264	$(121,380)	$126,855
Wholesale Segment:
Volume (gallons)	2,654,551	3,018,575	3,680,201
Sales
Gasoline and gasoline blendstocks	$2,097,811	$2,026,315	$2,714,057
Crude oil (5)	464,234	546,541	1,190,560
Other oils and related products (6)	1,725,537	1,534,165	2,006,668
Total	$4,287,582	$4,107,021	$5,911,285
Product margin
Gasoline and gasoline blendstocks	$82,124	$83,742	$66,031
Crude oil (5)	7,279	(13,098)	74,182
Other oils and related products (6)	62,799	74,271	67,709
Total	$152,202	$144,915	$207,922
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	1,582,056	1,588,163	1,515,702
Sales
Gasoline	$3,434,581	$3,071,517	$3,289,742
Station operations (7)	351,876	371,661	381,194
Total	$3,786,457	$3,443,178	$3,670,936
Product margin
Gasoline	$326,536	$289,420	$276,848
Station operations (7)	174,986	183,708	178,487
Total	$501,522	$473,128	$455,335
Commercial Segment:
Volume (gallons)	529,705	526,486	452,089
Sales	$846,513	$689,440	$732,631
Product margin	$17,858	$24,018	$29,201
Combined sales and product margin:
Sales	$8,920,552	$8,239,639	$10,314,852
Product margin (8)	$671,582	$642,061	$692,458
Depreciation allocated to cost of sales	(88,530)	(95,571)	(94,789)
Combined gross profit	$583,052	$546,490	$597,669

GDSO portfolio as of December 31, 2017, 2016 and 2015:
Company operated	264	248	281
Commissioned agents	267	281	283
Lessee dealers	230	246	280
Contract dealers	694	683	665
Total GDSO portfolio	1,455	1,458	1,509

	Year Ended December 31,
	2017	2016	2015
Weather conditions:
Normal heating degree days	5,630	5,661	5,630
Actual heating degree days	5,310	5,177	5,651
Variance from normal heating degree days	(6)%	(9)%	0.37%
Variance from prior period actual heating degree days	3%	(8)%	(0.23)%

(1)

EBITDA and Adjusted EBITDA are non‑GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

Adjusted EBITDA in 2016 also includes lease exit and termination expenses of $80.7 million which were recorded as a result of our December 2016 voluntary early termination of a sublease for 1,610 railcars (see Note 2 of Notes to Consolidated Financial Statements). Excluding these expenses, Adjusted EBITDA would have been $210.4 million for 2016.

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

(4)

Distributable cash flow includes a net loss on sale and disposition of assets of $12.5 million, $20.5 million and $2.1 million for 2017, 2016 and 2015, respectively. Distributable cash flow also includes a net goodwill and long-lived asset impairment of $0.8 million, $114.1 million ($149.9 million attributed to us, offset by $35.8 million attributed to the noncontrolling interest) and $0 for 2017, 2016 and 2015, respectively. Distributable cash flow for 2016 also includes lease exit and termination expenses of $80.7 million which were recorded as a result of our voluntary early termination of a sublease for 1,610 railcars. See Note 2 of Notes to Consolidated Financial Statements for additional information on the lease termination and impairment charges. Excluding the loss on sale and disposition of assets, impairment charges and lease exit and termination expenses, distributable cash flow would have been $121.6 million, $93.9 million and $128.9 million for 2017, 2016 and 2015, respectively. In 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017 (see Note 1 of Notes to Consolidated Financial Statements).

(5)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(6)	Other oils and related products primarily consist of distillates, residual oil and propane.
(7)	Station operations consist of convenience store sales, rental income and sundries.
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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2017	2016	2015
Reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$57,117	$(238,623)	$43,264
Net loss attributable to noncontrolling interest	1,635	39,211	299
Net income (loss) attributable to Global Partners LP	58,752	(199,412)	43,563
Depreciation and amortization, excluding the impact of noncontrolling interest	103,601	108,189	110,670
Interest expense, excluding the impact of noncontrolling interest	86,230	86,319	73,329
Income tax (benefit) expense	(23,563)	53	(1,873)
EBITDA	225,020	(4,851)	225,689
Net (gain) loss on sale and disposition of assets	(1,624)	20,495	2,097
Goodwill and long-lived asset impairment	809	149,972	—
Goodwill and long-lived asset impairment attributable to noncontrolling interest	—	(35,834)	—
Adjusted EBITDA (1)	$224,205	$129,782	$227,786

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$348,442	$(119,886)	$62,506
Net changes in operating assets and liabilities and certain non-cash items	(185,673)	(6,795)	96,609
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(416)	35,458	(4,882)
Interest expense, excluding the impact of noncontrolling interest	86,230	86,319	73,329
Income tax (benefit) expense	(23,563)	53	(1,873)
EBITDA	225,020	(4,851)	225,689
Net (gain) loss on sale and disposition of assets	(1,624)	20,495	2,097
Goodwill and long-lived asset impairment	809	149,972	—
Goodwill and long-lived asset impairment attributable to noncontrolling interest	—	(35,834)	—
Adjusted EBITDA (1)	$224,205	$129,782	$227,786

(1)

Adjusted EBITDA in 2016 also includes lease exit and termination expenses of $80.7 million which were recorded as a result of our December 2016 voluntary early termination of a sublease for 1,610 railcars (see Note 2 of Notes to Consolidated Financial Statements). Excluding these expenses, Adjusted EBITDA would have been $210.4 million for 2016.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2017	2016	2015
Reconciliation of net income (loss) to distributable cash flow:
Net income (loss)	$57,117	$(238,623)	$43,264
Net loss attributable to noncontrolling interest	1,635	39,211	299
Net income (loss) attributable to Global Partners LP	58,752	(199,412)	43,563
Depreciation and amortization, excluding the impact of noncontrolling interest	103,601	108,189	110,670
Amortization of deferred financing fees and senior notes discount	7,089	7,412	6,988
Amortization of routine bank refinancing fees	(4,277)	(4,580)	(4,516)
Non-cash tax reform benefit	(22,183)	—	—
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(34,718)	(32,989)	(29,850)
Distributable cash flow (1)(2)	$108,264	$(121,380)	$126,855

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$348,442	$(119,886)	$62,506
Net changes in operating assets and liabilities and certain non-cash items	(185,673)	(6,795)	96,609
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(416)	35,458	(4,882)
Amortization of deferred financing fees and senior notes discount	7,089	7,412	6,988
Amortization of routine bank refinancing fees	(4,277)	(4,580)	(4,516)
Non-cash tax reform benefit	(22,183)	—	—
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(34,718)	(32,989)	(29,850)
Distributable cash flow (1)(2)	$108,264	$(121,380)	$126,855

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.

(2)

Distributable cash flow includes a net loss on sale and disposition of assets of $12.5 million, $20.5 million and $2.1 million for 2017, 2016 and 2015, respectively. Distributable cash flow also includes a net goodwill and long-lived asset impairment of $0.8 million, $114.1 million ($149.9 million attributed to us, offset by $35.8 million attributed to the noncontrolling interest) and $0 for 2017, 2016 and 2015, respectively. Distributable cash flow for 2016 also includes lease exit and termination expenses of $80.7 million which were recorded as a result of our voluntary early termination of a sublease for 1,610 railcars. See Note 2 of Notes to Consolidated Financial Statements for additional information on the lease termination and impairment charges. Excluding the loss on sale and disposition of assets, impairment charges and lease exit and termination expenses, distributable cash flow would have been $121.6 million, $93.9 million and $128.9 million for 2017, 2016 and 2015, respectively. In 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017 (see Note 1 of Notes to Consolidated Financial Statements).

Results of Operations for Years 2017, 2016 and 2015

Consolidated Sales

Our total sales were $8.9 billion and $8.2 billion for 2017 and 2016, respectively, an increase of $0.7 billion, or 8%, due to an increase in prices, partially offset by a decline in volume sold, primarily in our Wholesale segment. Our aggregate volume of product sold was 4.7 billion gallons and 5.1 billion gallons for 2017 and 2016, respectively, a decrease of 0.4 billion gallons. The decline in volume sold includes decreases of 364 million gallons in our Wholesale segment and 6 million gallons in our GDSO segment. We had an increase of 3 million gallons in our Commercial segment.

Our total sales were $8.2 billion and $10.3 billion for 2016 and 2015, respectively, a decrease of $2.1 billion, or 20%, due to a decrease in prices during 2016 and to a decline in volume sold. Our aggregate volume of product sold was 5.1 billion gallons and 5.6 billion gallons for 2016 and 2015, respectively, a decrease of approximately 0.5 billion gallons. The decrease in volume sold includes a decrease of 661 million gallons in our Wholesale segment, primarily in crude oil and gasoline blendstocks. The decrease in volume sold was offset by increases of 74 million gallons in our Commercial segment, primarily in gasoline, and 72 million gallons in our GDSO segment, primarily due to the Capitol acquisition in June of 2015 as well as the addition of 22 leased sites in April of 2016.

Gross Profit

Our gross profit was $583.1 million and $546.5 million for 2017 and 2016, respectively, an increase of $36.6 million, or 7%, primarily due to improved product margins in gasoline distribution in our GDSO segment and crude oil in our Wholesale segment. The increase in gross profit was partially offset by product margin declines in other oils and related products in our Wholesale segment due to less favorable market conditions and in station operations in our GDSO segment due to the sale of sites, including the Drake Sites sold in August 2016.

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

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $2.1 billion and $2.0 billion for 2017 and 2016, respectively, an increase of approximately $0.1 billion, or 5%, due to an increase in prices, partially offset by a decrease in volume. Our gasoline and gasoline blendstocks product margin was $82.1 million and $83.7 million for 2017 and 2016, respectively, a decrease of $1.6 million, or 2%, primarily due to less favorable market conditions in gasoline in the second quarter of 2017, partially offset by weather-related supply disruptions in the third quarter of 2017.

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

Crude Oil.  Crude oil sales and logistics revenues were approximately $0.5 billion for each of 2017 and 2016, decreasing by $82.3 million, or 15%, due to a decline in volume sold as crude oil did not discount sufficiently to make rail transport to the East Coast competitive with imports. Our crude oil product margin was $7.3 million and negative $13.1 million for 2017 and 2016, respectively, an increase of $20.4 million, or 155%. Our crude oil product margin for 2017 was positively impacted by $43.2 million in revenue as compared to $28.0 million in 2016 related to the absence of logistics nominations from one particular contract customer, and a $34.4 million decrease in railcar lease expense to $11.3 million as a result of our early termination of a sublease in December 2016. Our crude oil product margin for 2017 was negatively impacted by a $13.1 million expense associated with the acceleration and corresponding termination of a contractual obligation under a pipeline connection agreement with Tesoro related to the Beulah, North Dakota facility and by less volume through our system.

Crude oil sales and logistics revenues were $0.5 billion and $1.2 billion in 2016 and 2015, respectively, a decrease of $0.7 billion, or 54%, primarily due to a decrease in volume sold. We had a negative product margin from crude oil of $13.1 million for 2016 compared to a product margin of $74.2 million for 2015, a decrease of $87.3 million, or 118%, primarily due to tighter crude oil differentials as mid-continent crude oil did not discount sufficiently to make rail transport to the East Coast competitive with imports. Our crude oil product margin for 2016 and 2015 was also negatively impacted by fixed costs which included barges, pipeline commitments and railcar leases. The primary fixed cost allocated to crude oil was our railcar lease expense of $45.7 million and $49.0 million in 2016 and 2015, respectively. Our product margin for 2016 includes $28.0 million in revenue related to the absence of logistics nominations from one particular contract customer, specifically in the second, third and fourth quarters, and logistics revenue related to this contract in the first quarter. Our product margin for 2015 includes a $5.0 million reserve related to a customer dispute in the first quarter of 2015.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $1.7 billion and $1.5 billion for 2017 and 2016, respectively, an increase of $0.2 billion, or 13%, primarily due to an increase in prices, partially offset by a decrease in volume. Our product margin from other oils and related products was $62.8 million and $74.3 million for 2017 and 2016, respectively, a decrease of $11.5 million, or 15%. Our product margin for 2017 was negatively impacted due to less favorable market conditions during the second and fourth quarters of 2017.

Sales from other oils and related products were $1.5 billion and $2.0 billion for 2016 and 2015, respectively, a decrease of $0.5 billion, or 25%, primarily due to a decrease in prices. Our product margin from other oils and related products was $74.3 million and $67.7 million for 2016 and 2015, respectively, an increase of $6.6 million, or 10%, primarily, due to more favorable market conditions in distillates, improved margins in propane and an increase in residual oil volume. Our product margin was negatively impacted in 2016 due to warmer weather during the first quarter of 2016 when temperatures were 12% warmer than normal and 26% warmer than the first quarter of 2015.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $3.4 billion and $3.1 billion for 2017 and 2016, respectively, an increase of $0.3 billion, or 10%, due to an increase in price. Our product margin from gasoline distribution was $326.5 million and $289.4 million for 2017 and 2016, respectively, an increase of $37.1 million, or 13%. The increase in our gasoline product margin was primarily due to declining wholesale gasoline prices during the second, third and fourth quarters of 2017. Declining wholesale gasoline prices typically improve our gasoline product margin, the extent of which depends on the magnitude and duration.

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

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales, lottery and ATM commissions, collectively generated revenues of $0.4 billion for each of 2017 and 2016, decreasing $19.8 million, or 5%. Our product margin from station operations was $175.0 million and $183.7 million for 2017 and 2016, respectively, a decrease of $8.7 million, or 5%. The decreases in sales and product margin in 2017 are primarily due to the sale of sites, including the Drake Sites sold in August 2016, partially offset by the addition of leased company operated sites in April 2016 and the acquisition of Honey Farms in October 2017.

Revenues from our station operations were $0.4 billion for each of 2016 and 2015, decreasing $9.5 million, or 2%, in part due to the sale of the Drake Sites. Our product margin from station operations was $183.7 million and $178.5 million for 2016 and 2015, respectively, an increase of $5.2 million, or 3%, primarily due to a full year of rental income from the Capitol acquisition.

Results for Commercial Segment

Our commercial sales were $0.8 billion and $0.7 billion for 2017 and 2016, respectively, increasing by $157.1 million, or 23%, primarily due to higher prices. Our commercial product margin was $17.9 million and $24.0 million for 2017 and 2016, respectively, a decrease of $6.1 million, or 25%. The decreases in sales and product margin are primarily due to the sale of our natural gas marketing and electricity brokerage businesses in February 2017 sales.

Our commercial sales were $0.7 billion for each of 2016 and 2015. Our commercial product margin was $24.0 million and $29.2 million for 2016 and 2015, respectively, a decrease of $5.2 million, or 18%, primarily due to warmer weather in the first quarter of 2016, which negatively impacted demand for distillates and residual oil, and a decrease in bunkering activity.

Selling, General and Administrative Expenses

SG&A expenses were $155.0 million and $149.7 million for 2017 and 2016, respectively, an increase of $5.3 million, or 4%, including increases of $5.2 million in accrued incentive compensation and $2.4 million in professional fees. In addition, during 2017, we incurred $1.1 million for certain costs in connection with a compensation funding agreement with our general partner (see Note 15 of Notes to Consolidated Financial Statements). The increase in SG&A expenses was offset, in part, by decreases of $0.9 million in bad debt expense and $0.6 million in salaries and wages, as well as a decline of $1.9 million in severance charges incurred primarily in 2016 related to a reduction in our workforce.

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

Operating Expenses

Operating expenses were $283.6 million and $288.5 million for 2017 and 2016, respectively, a decrease of $4.9 million, or 2%. Operating expenses decreased by $2.6 million associated with our GDSO operations due, in part, to the sale of sites, including the Drake Sites sold in August 2016, partially offset by increases in credit card fees due to higher wholesale gasoline prices and in rent expense associated with the addition of leased sites, and the Honey Farms acquisition in October 2017. Operating expenses also decreased by $2.5 million at our Basin Transload facilities in North Dakota due to less activity. In addition, in 2016, we incurred $3.1 million in costs associated with cleaning tanks and related infrastructure at our Oregon facility in order to convert the facility to ethanol transloading. The decrease in operating expenses was offset by an increase of $3.3 million associated with our terminal operations.

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

Loss on Trustee Taxes

We recognized a loss on trustee taxes of $16.2 million for 2017 related to an administratively closed New York State tax audit of our fuel and sales tax returns for the periods between December 2008 through August 2013. See Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies—Trustee Taxes” for additional information.

Lease Exit and Termination Expenses

Lease exit and termination expenses of $80.7 million for 2016 represent a one-time discounted lease termination expense related to the early termination of a sublease for 1,610 railcars leased from a third party. See Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies—Early Termination of Railcar Sublease” for additional information.

Amortization Expense

Amortization expense related to our intangible assets was $9.2 million, $9.4 million and $13.5 million for 2017, 2016 and 2015, respectively. The decrease in amortization expense in 2016 compared to 2015 was primarily due to intangibles that became fully amortized in the second quarter of 2015, partially offset by a full year of amortization expense related to the intangibles acquired in the Capitol acquisition.

Net Gain (Loss) on Sale and Disposition of Assets

Net gain (loss) on sale and disposition of assets was $1.6 million, ($20.5 million) and ($2.1 million) for 2017, 2016 and 2015, respectively. During 2017, we recorded a $14.2 million gain associated with the sale of our natural gas marketing and electricity brokerage businesses in February 2017 and a net loss on the sale and disposition of assets of approximately $12.5 million. The net losses on the sale and disposition of assets are primarily due to the sale of GDSO sites. Included in the net gain (loss) on sale and disposition of assets for 2017 and 2016 is approximately $4.0 million and $17.9 million, respectively, of goodwill derecognized as part of the site divestitures. See Note 5 of Notes to Consolidated Financial Statements for additional information.

Goodwill and Long-Lived Asset Impairment

In 2017, we recognized a long-lived asset impairment charge of $0.8 million relating to long-lived assets used at certain gasoline stations and convenience stores associated with our GDSO segment. In 2016, we recognized a goodwill impairment charge of $121.7 million related to the Wholesale reporting unit and a long-lived asset impairment charge of $28.2 million, substantially all of which is due to crude oil related activities. See Note 2 of Notes to Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges.

Interest Expense

Interest expense was $86.2 million and $86.3 million for 2017 and 2016, respectively, a decrease of $0.1 million, primarily due to lower average balances on our credit facilities and lower interest rates due to the May 2016 expiration of our interest rate swap, partially offset by a full year of our financing obligation recognized in connection with our sale-leaseback transaction entered into in June 2016.

Interest expense was $86.3 million and $73.3 million for 2016 and 2015, respectively, an increase of $13.0 million, or 18%. The increase was primarily due to (i) increased interest related to the issuance of our 7.00% senior notes in June of 2015; (ii) additional borrowings related to the Capitol acquisition; (iii) an increase in working capital borrowings, primarily due to higher inventory levels; (iv) an increase of $6.2 million in 2016 associated with the financing obligations recognized in connection with the acquisition of Capitol and our sale-leaseback transaction; and (v) $1.8 million associated with the write-off of a portion of our deferred financing fees associated with the elective reduction in our prior working capital revolving credit facility and our prior revolving credit facility in February 2016. The increase in interest expense was partially offset by lower average interest rates for 2016 due to the May 2016 expiration of our interest rate swap.

See Note 6 of Notes to Consolidated Financial Statements for additional information on our 7.00% senior notes, our financing obligations and the write-offs of deferred financing fees.

Income Tax Benefit (Expense)

Income tax benefit (expense) of $23.6 million, ($0.1 million) and $1.9 million for 2017, 2016 and 2015, respectively, reflect income tax expense on the operating results of GMG, which is a taxable entity for federal and state income tax purposes. The income tax benefit in 2017 is primarily due to the impact of the enactment of the Tax Cuts and Jobs Act in December 2017. As a result of the enactment of this law, we remeasured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, resulting in a decrease to our net deferred tax liability of $22.2 million in the fourth quarter of 2017. We are still in the process of analyzing the impact of the Tax Cuts and Jobs Act and, therefore, the benefit was recorded based on provisional amounts. See Notes 2 and 11 of Notes to Consolidated Financial Statements for additional information on income taxes.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload. The net loss income attributable to noncontrolling interest was $1.6 million, $39.2 million and $0.3 million for 2017, 2016 and 2015, respectively, which represents the 40% noncontrolling ownership of the net loss reported. The noncontrolling interest for 2016 includes a $35.8 million goodwill and long-lived asset impairment.

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

Working capital was $209.5 million and $276.2 million at December 31, 2017 and 2016, respectively, a decrease of $66.7 million, primarily due to a decrease of $171.1 million in inventories, largely due to reduced inventory volume in part due to a change in market structure and to lower crude oil volume, and an increase of $29.1 million in accrued expenses and other current liabilities, for a total decrease of $200.2 million. The decrease in working capital was offset primarily by a decrease of $147.9 million in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 6 of Notes to Consolidated Financial Statements), due in part to the decline in inventory volume.

Cash Distributions

During 2017, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2017	$15.8 million	Fourth quarter 2016
May 15, 2017	$15.8 million	First quarter 2017
August 14, 2017	$15.8 million	Second quarter 2017
November 14, 2017	$15.8 million	Third quarter 2017

In addition, on January 29, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) on all of our outstanding common units for the period from October 1, 2017 through December 31, 2017 to our unitholders of record as of the close of business

February 9, 2018. On February 14, 2018, we paid the total cash distribution of approximately $15.8 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2017 were as follows (in thousands):

	Payments due by period
					2022 and
Contractual Obligations	2018	2019	2020	2021	Thereafter	Total
Credit facility obligations (1)	$142,159	$230,119	$74,902	$—	$—	$447,180
Senior notes obligations (2)	44,438	44,438	44,438	44,438	718,320	896,072
Operating lease obligations (3)	99,359	62,627	39,909	34,526	161,301	397,722
Capital lease obligations	70	—	—	—	—	70
Other long-term liabilities (4)	24,973	25,150	25,633	23,291	51,093	150,140
Financing obligations (5)	14,409	14,643	14,882	15,128	129,438	188,500
Total	$325,408	$376,977	$199,764	$117,383	$1,060,152	$2,079,684

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2017 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of April 30, 2020 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

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

(4)

Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements and our natural gas transportation and reservation agreements (see Note 9 of Notes to Consolidated Financial Statements for additional information on these agreements) and pension and deferred compensation obligations.

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

See Note 9 of Notes to Consolidated Financial Statements with respect to purchase commitments and sublease information related to certain lease agreements.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $34.7 million, $33.0 million and $30.0 million in maintenance capital expenditures for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $27.9 million, $25.7 million and $20.8 million for 2017, 2016 and 2015, respectively, are related to our investments in our gasoline stations. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new‑to‑industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $29.2 million, $38.3 million and $496.1 million in expansion capital expenditures for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

In 2017, the $29.2 million in expansion capital expenditures included approximately $14.1 million in property and equipment associated with the acquisition of Honey Farms. In addition, we had $15.1 million in expansion capital expenditures which consists of $8.7 million in raze and rebuilds, expansion and improvements at retail gasoline stations and new-to-industry sites, and $6.4 million in other expansion capital expenditures, primarily related to investments in information technology and computer equipment.

In 2016, the $38.3 million in expansion capital expenditures included approximately (i) $25.4 million in raze and rebuilds, expansion and improvements at retail gasoline stations and new-to-industry sites, and includes $5.7 million related to the addition of 22 leased sites in April 2016; (ii) $7.9 million in costs associated with our terminal assets, including $7.5 million in dock and infrastructure expansion at our Oregon facility, and (iii) $5.0 million in other expansion capital expenditures, primarily related to investments in information technology and computer equipment.

In 2015, the $496.1 million in expansion capital expenditures included approximately $433.2 million in property and equipment associated with the acquisitions of Warren, the Revere Terminal and Capitol. In addition, we had $62.9 million in expansion capital expenditures which consists of (i) $36.8 million in rebuilds, expansion and improvements at retail gasoline stations and new-to-industry sites, (ii) $15.0 million in costs associated with our crude oil activities, including, tank construction projects, dock and rail expansion and improvement costs and equipment upgrades and (iii) $11.1 million in other expansion capital expenditures including, in part, investments in information technology and computer and equipment upgrades at various terminals. Certain of the $15.0 million in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload. These costs are reported in the accompanying consolidated statements of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests.

We currently expect maintenance capital expenditures of approximately $40.0 million to $50.0 million and expansion capital expenditures, excluding acquisitions, of approximately $30.0 million to $40.0 million in 2018, relating primarily to investments in our gasoline station business. These current estimates depend, in part, on the timing of completion of projects, availability of equipment, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity for the years ended December 31 (in thousands):

	2017	2016	2015
Net cash provided by (used in) operating activities	$348,442	$(119,886)	$62,506
Net cash (used in) provided by investing activities	$(61,644)	$6,447	$(649,764)
Net cash (used in) provided by financing activities	$(281,968)	$122,351	$583,136

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $348.4 million for 2017 compared to net cash used in operating activities of $119.9 million for 2016, for a year‑over‑year increase in cash flows from operating activities of $468.3 million.

Net cash used in operating activities was $119.9 million for 2016 compared to net cash provided by operating activities of $62.5 million for 2015, for a year‑over‑year decrease in cash flows from operating activities of $182.4 million.

The primary drivers of the changes in operating activities include the following (in thousands):

	2017	2016	Change	2016	2015	Change
Decrease (increase) in accounts receivable	$3,886	$(110,237)	$114,123	$(110,237)	$154,716	$(264,953)
Decrease (increase) in inventories	$173,167	$(135,888)	$309,055	$(135,888)	$(32,648)	$(103,240)
(Decrease) increase in accounts payable	$(6,850)	$17,410	$(24,260)	$17,410	$(172,318)	$189,728
Decrease (increase) in derivatives	$2,346	$40,218	$(37,872)	$40,218	(8,869)	$49,087

In 2017, the decrease in inventories is due to reduced inventory volume, in part due to a change in market structure and to lower crude oil volume as compared to an increase in inventories in 2016 primarily due to higher prices. Accounts receivable decreased slightly in 2017 as compared to a $110.2 million increase in 2016 which was primarily due to higher prices and an increase in the take-or-pay receivable with one particular crude oil contract customer. The increase in cash flows from operating activities also reflects the period over period increase in net income which in part reflects the $80.7 million lease exit and termination expenses incurred in 2016.

In 2016, the increases in accounts receivable, inventories and accounts payable are primarily due to higher prices. An increase in the take-or-pay receivable with one particular crude oil contract customer also contributed to the increase in accounts receivable. The $182.4 million decrease in cash flow from operating activities also reflects the decrease in net income which, in part, reflects the $80.7 million lease exit and termination expenses and the decline in crude oil product margin due to tight rail differentials. The change in derivatives year over year provided funds of $49.1 million.

In 2015, the decreases in accounts payable and accounts receivable were primarily due to declining prices during the year. In addition, due to favorable market conditions, we elected to use our storage capacity to carry increased levels of inventory.

Investing Activities

Net cash used in investing activities was $61.6 million for 2017 and included $38.5 million in cash to fund the acquisition of Honey Farms, including inventory, $34.7 million in maintenance capital expenditures, $15.1 million in expansion capital expenditures and $6.0 million in seller note issuances, offset by $32.7 million in proceeds from the sale of property and equipment ($16.3 million from the sale of our natural gas marketing and electricity brokerage businesses, less $0.5 million in related transaction costs, and $16.9 million primarily from the sales of GDSO sites). The seller note issuances represent notes we received from buyers in connection with the sale of certain of our gasoline stations.

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

Net cash used in investing activities was $649.8 million for 2015 and included $381.8 million, $155.7 million and $23.7 million in cash used to fund the acquisitions of Warren, Capitol and the Revere Terminal, respectively, $62.9 million in expansion capital expenditures and $30.0 million in maintenance capital expenditures, offset by $4.3 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our expansion capital expenditures for the years ended December 31, 2017, 2016 and 2015.

Financing Activities

Net cash used in financing activities was $282.0 million for 2017 and included $197.9 million in net payments on our working capital revolving credit facility, due in part to reduced inventory volume which was partially due to a change in market structure, $62.7 million in cash distributions to our common unitholders and our general partner, $20.7 million in net payments on our revolving credit facility, $0.5 million in LTIP units withheld for tax obligations related to awards that vested in 2017 and $0.5 million in distributions to our noncontrolling interest at Basin Transload, offset by $0.3 million in capital contributions from our noncontrolling interest at Basin Transload.

Net cash provided by financing activities was $122.4 million for 2016 and included $176.5 million in net borrowings from our working capital revolving credit facility, primarily due to an increase in prices, and $62.5 million in net proceeds from our sale-leaseback transaction (see Note 6 to Notes to Consolidated Financial Statements), offset by $62.5 million in cash distributions to our common unitholders and our general partner, $52.3 million in net payments on our revolving credit facility representing proceeds from asset sales which was partially offset by $61.7 million in borrowings in connection with our railcar sublease termination, and $1.8 million in distributions to our noncontrolling interest at Basin Transload.

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

See Note 22 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility for 2017, 2016 and 2015.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.3 billion senior secured credit facility. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement matures on April 30, 2020.

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

The average interest rates for the credit agreement were 3.7%, 3.5% and 3.6% for the years ended December 31, 2017, 2016 and 2015, respectively. The increase for 2017 compared to 2016 is due to increases in market interest rates. The decline in the average interest rates in 2016 compared to 2015 is due to the May 2016 expiration of an interest rate swap.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.35% to 0.50% per annum.

As of December 31, 2017, we had total borrowings outstanding under the credit agreement of $422.7 million, including $196.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $67.0 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $810.3 million and $764.8 million at December 31, 2017 and 2016, respectively.

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

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2017. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

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

Financing Obligations

Capitol Acquisition

In connection with the Capitol acquisition on June 1, 2015, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Interest expense of approximately $9.6 million, $9.6 million and $5.6 million was recorded for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in interest expense in the accompanying statements of operations. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $9.7 million, $9.5 million and $5.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The financing obligation balance outstanding at December 31, 2017 was $87.8 million associated with the Capitol acquisition.

Sale-Leaseback Transaction

On June 29, 2016, we sold to a premier institutional real estate investor (the “Buyer”) real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island (the “Sale-Leaseback Sites”) for a purchase price of approximately $63.5 million. In connection with the sale, we entered into a Master Unitary Lease Agreement with the Buyer to lease back the real property assets sold with respect to the Sale-Leaseback Sites (such Master Lease Agreement, together with the Sale-Leaseback Sites, the “Sale-Leaseback Transaction”). The Master Unitary Lease Agreement provides for an initial term of fifteen years that expires in 2031. We have one successive option to renew the lease for a ten-year period followed by two successive options to renew the lease for five-year periods on the same terms, covenants, conditions and rental as the primary non-revocable lease term. We do not have any residual interest nor the option to repurchase any of the sites at the end of the lease term. The proceeds from the Sale-Leaseback Transaction were used to reduce indebtedness outstanding under our revolving credit facility.

The sale did not meet the criteria for sale accounting as of December 31, 2017 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as we did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, we did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2017.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated. We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.4 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively, and lease rental payments were $4.5 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively. The financing obligation balance outstanding at December 31, 2017 was $62.5 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the credit agreement or other financing arrangements. In connection with the amendment to the credit agreement in April 2017, we capitalized additional financing fees of $8.0 million for the year ended December 31, 2017. We had unamortized deferred financing fees of $15.9 million and $14.1 million at December 31, 2017 and 2016, respectively.

Unamortized fees related to the credit agreement are included in other current assets and other long-term assets and amounted to $9.6 million and $6.5 million at December 31, 2017 and 2016, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $5.4 million and $6.6 million at December 31, 2017 and 2016, respectively. Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million and $1.0 million at December 31, 2017 and 2016, respectively.

On April 25, 2017, we entered into the credit agreement, a new facility that has extended the maturity date and reduced the total commitment of the prior credit agreement. As a result, we incurred expenses of approximately $0.6 million associated with the write-off of a portion of the related deferred financing fees. These expenses are included in interest expense in the accompanying statement of operations for the year ended December 31, 2017.

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

Amortization expense of approximately $5.6 million, $6.0 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements.

Impact of Inflation

Inflation has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2017, 2016 and 2015

Environmental Matters

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

Inventory

We hedge substantially all of our petroleum and ethanol inventory using a variety of instruments, primarily exchange‑traded futures contracts. These futures contracts are entered into when inventory is purchased and are either designated as fair value hedges against the inventory on a specific barrel basis for inventories qualifying for fair value hedge accounting or not designated and maintained as economic hedges against certain inventory of ours on a specific barrel basis. Changes in fair value of these futures contracts, as well as the offsetting change in fair value on the hedged inventory, are recognized in earnings as an increase or decrease in cost of sales. All hedged inventory designated in a fair value hedge relationship is valued using the lower of cost, as determined by specific identification, or net realizable value, as determined at the product level. All petroleum and ethanol inventory not designated in a fair value hedging relationship is carried at the lower of historical cost, on a first‑in, first‑out basis, or net realizable value.

Convenience store inventory and RIN inventory are carried at the lower of historical cost or net realizable value.

In addition to our own inventory, we have exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby we may draw inventory from these other suppliers and suppliers may draw inventory from us. Positive exchange balances are accounted for as accounts receivable. Negative exchange balances are accounted for as accounts payable. Exchange transactions are valued using current carrying costs.

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

In addition, in June of 2016, we sold real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores. In connection with this sale-leaseback transaction, we are party to a master unitary lease agreement with the buyer to lease back those real property assets sold with respect to such sites. See Note 6 of Notes to Consolidated Financial Statements for additional information.

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

Revenue Recognition

Sales relate primarily to the sale of refined petroleum products, renewable fuels, crude oil and propane and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. We may also provide for shipping costs at the time of sale, which are included in cost of sales. In addition, we generate revenue from our logistics activities when we engage in the storage, transloading and shipment of products owned by others. Revenue for logistics services is recognized as services are provided.

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

Product revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products, renewable fuels and crude oil of a desired quality or to reduce transportation costs by taking delivery of products closer to our end markets. We recognize net exchange differentials due from exchange partners in sales upon delivery of product to an exchange partner. We recognize net exchange differentials due to exchange partners in cost of sales upon receipt of product from an exchange partner.

The amounts recorded for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses.

Trustee Taxes

We collect trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remit such taxes directly to those taxing authorities. Examples of trustee taxes include, among other things, motor fuel excise tax and sales and use tax. As such, it is our policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities. See Note 10 of Notes to Consolidated Financial Statements for additional information.

We may be subject to audits of our state and federal tax returns prepared for trustee taxes. Historically, any tax adjustments from such audits have been deemed immaterial by us and have been included in cost of sales. In November of 2017, we received an assessment from a state taxing authority in connection with its audit of our fuel and sales tax returns for the periods from December 2008 through August 2013 (the “Audit”). In February of 2018, we agreed to administratively close the Audit, and, as a result, recognized a loss on trustee taxes of $16.2 million during the fourth quarter of 2017, which is included in the accompanying consolidated statement of operations for the year ended December 31, 2017. The loss on trustee taxes consists of both tax and interest, with no penalties being assessed. Although the Audit has been administratively closed, we have the right to seek recovery of the payment of the trustee tax. While we believe we have meritorious arguments and defenses to recover a majority of the tax and interest assessed, we cannot be certain of such outcome.

Derivative Financial Instruments

We principally use derivative instruments, which include regulated exchange‑traded futures and options contracts (collectively, “exchange‑traded derivatives”) and physical and financial forwards and over‑the counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce our exposure to unfavorable changes in commodity market prices and interest rates. We use these exchange‑traded and OTC derivatives to hedge commodity price risk associated with our inventory and undelivered forward commodity purchases and sales (“physical forward contracts”) and use interest rate swap instruments to reduce our exposure to fluctuations in interest rates associated with our credit facilities. We account for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” and recognize derivatives instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The changes in fair value of the derivative transactions are presented currently in earnings, unless specific hedge accounting criteria are met.

The fair value of exchange‑traded derivative transactions reflects amounts that would be received from or paid to our brokers upon liquidation of these contracts. The fair value of these exchange‑traded derivative transactions are presented on a net basis, offset by the cash balances on deposit with our brokers, presented as brokerage margin deposits in the consolidated balance sheets. The fair value of OTC derivative transactions reflects amounts that would be received from or paid to a third party upon liquidation of these contracts under current market conditions. The fair value of these OTC derivative transactions is presented on a gross basis as derivative assets or derivative liabilities in the consolidated balance sheets, unless a legal right of offset exists. The presentation of the change in fair value of our exchange‑traded derivatives and OTC derivative transactions depends on the intended use of the derivative and the resulting designation.

Derivatives Accounted for as Hedges—We utilize fair value hedges and cash flow hedges to hedge commodity price risk and interest rate risk.

Fair Value Hedges

Derivatives designated as fair value hedges are used to hedge price risk in commodity inventories and principally include exchange‑traded futures contracts that are entered into in the ordinary course of business. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting change in fair value on the hedged item of the risk being hedged. Gains and losses related to fair value hedges are recognized in the consolidated statements of operation through cost of sales. These futures contracts are settled on a daily basis by us through brokerage margin accounts.

Our fair value hedges include exchange-traded futures contracts and OTC derivative contracts that are hedges against inventory with specific futures contracts matched to specific barrels. The change in fair value of these futures contracts and the change in fair value of the underlying inventory generally provide an offset to each other in the consolidated statement of operations.

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

Derivatives Not Accounted for as Hedges—We utilize petroleum and ethanol commodity contracts, foreign currency derivatives and commodity contracts to hedge price and currency risk in certain commodity inventories and physical forward contracts.

Petroleum and Ethanol Commodity Contracts

We use exchange‑traded derivative contracts to hedge price risk in certain commodity inventories which do not qualify for fair value hedge accounting or are not designated by us as fair value hedges. Additionally, we use exchange‑traded derivative contracts, and occasionally financial forward and OTC swap agreements, to hedge commodity price exposure associated with our physical forward contracts which are not designated by us as cash flow hedges. These physical forward contracts, to the extent they meet the definition of a derivative, are considered OTC physical forwards and are reflected as derivative assets or derivative liabilities in the consolidated balance sheet. The related exchange‑traded derivative contracts (and financial forward and OTC swaps, if applicable) are also reflected as brokerage margin deposits (and derivative assets or derivative liabilities, if applicable) in the consolidated balance sheet, thereby creating an economic hedge. Changes in fair value of these derivative instruments are recognized in the consolidated statement of operations through cost of sales. These exchange traded derivatives are settled on a daily basis by us through brokerage margin accounts.

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

Foreign Currency Contracts

We may use forward foreign currency contracts to hedge certain foreign denominated (Canadian) commodity product purchases. These forward foreign currency contracts are not designated by us as hedges and are reflected as prepaid expenses and other current assets or accrued expenses and other current liabilities in the consolidated balance sheets. Changes in fair values of these forward foreign currency contracts are reflected in cost of sales.

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

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. We have concluded that our operating segments are also our reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with our disposition activities of GDSO sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under ASC 805. GDSO reporting unit goodwill that was derecognized related to the disposition of sites that met the definition of a business was $4.0 million and $17.9 million for the years ended December 31, 2017 and 2016, respectively (see Note 5 of Notes to Consolidated Financial Statements).

Goodwill Impairment Test—2017

On January 1, 2017, we early adopted Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other” (“ASU 2017-04”), which eliminates step two from the goodwill impairment test, and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. See Note 2 of Notes to Consolidated Financial Statements for additional information.

During 2017, we completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro‑economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on our assessment, no impairment was identified.

Goodwill Impairment Test—2016 and 2015

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, the declining crude oil prices, changes in certain market conditions and decline in our common unit price, collectively caused us to reassess our goodwill allocated to the Wholesale reporting unit for impairment as of December 31, 2015. Our results in 2015 were negatively impacted by tighter crude oil differentials. Certain of the key assumptions in the development of discounted cash flows used to evaluate the Wholesale reporting unit included the expectation of a recovery from tight crude oil differentials and low crude oil prices within 2017. Based on the results of this assessment, we concluded that step two of the quantitative assessment was not necessary and no impairment was required for the year ended December 31, 2015.

During the first quarter ended March 31, 2016 and second quarter ended June 30, 2016, we considered whether there were any change of circumstances or events which would more likely than not reduce the fair value of the Wholesale reporting unit below its carrying amount. While we had then concluded that such events and circumstances had not occurred, we disclosed the possibility that a continuation of low crude oil prices and tight crude oil differentials might cause us to conclude that the timing of a market recovery might be more extended than estimated within our five-

year forecast and estimate of terminal values.

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

The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. Prior to the adoption of ASU 2017-04, the impairment test included either a qualitative assessment or a two-step quantitative assessment. The impairment test’s qualitative assessment was to be used in order to conclude if it was more likely than not that the reporting unit’s fair value exceeded its carrying value. Factors considered in the qualitative analysis included changes in the business and industry, as well as macro-economic conditions, that would have influenced the fair value of the reporting unit as well as changes in the carrying values of the reporting unit. In the impairment test’s two-step quantitative assessment, the fair value of each reporting unit was to be determined and compared to the book value of the reporting unit as determined under step one. If the fair value of the reporting unit was less than the book value, including goodwill, then step two was to be performed to compare the carrying amount of reporting unit goodwill to the implied fair value of that goodwill. If the carrying amount of reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss would have been recognized for that excess with a charge to operations. We calculated the fair value of each reporting unit using a combination of discounted cash flows and market comparables.

In 2016, the key assumptions included in the development of the discounted cash flow value for each reporting unit included:

Future commodity volumes and margins.  The discounted cash flows were based on a five-year forecast with an estimate of terminal values. In general, the reporting units’ fair values were most sensitive to volume and gross margin assumptions. The Wholesale reporting unit’s cash flows were significantly influenced by the crude oil market, given our 2013 investment in transloading terminals in North Dakota and Oregon.

Discount rate commensurate with the risks involved.  We applied a discount rate to our expected cash flows based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. A higher discount rate decreases the net present value of cash flows.

Future capital requirements.  Our estimates of future capital requirements were based upon a combination of authorized spending and internal forecasts.

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

In 2017, we recognized an impairment charge of $0.8 million relating to long-lived assets at certain gasoline stations and convenience stores. These assets are allocated to the GDSO segment, and the impairment is included in goodwill and long-lived asset impairment in the accompanying statements of operations for the year ended December 31, 2017.

In 2016, we recognized an impairment charge of $23.2 million for the year ended December 31, 2016 relating to long-lived assets used at our crude oil transloading terminals in North Dakota. Additionally, we recognized an impairment charge of approximately $2.9 million during the year ended December 31, 2016 associated with certain long-lived assets at our Albany, New York terminal and all development work in Port Arthur, Texas associated with the initial investments related to expanding our ability to handle crude oil at those locations. The long-term recoverability of these assets has been adversely impacted by a prolonged decline in crude oil prices and crude oil differentials. The method used for determining fair value of these assets relied on a combination of the cost and market approaches. These terminal assets are allocated to the Wholesale segment, and the total impairment charge of $26.1 million is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the year ended December 31, 2016.

Also in 2016, we recognized an impairment charge of $1.9 million associated with the long-lived assets used in supplying compressed natural gas (“CNG”) which is viewed as an alternative fuel to oil. The long-term recoverability of these assets has been adversely impacted by the decline in commodity prices and the cost differential between natural gas and oil. As oil has remained an attractive alternative to CNG due to lower oil prices, the related impact on the CNG operating and cash flows was determined to be an impairment indicator, resulting in the impairment of the CNG long-lived assets during the year ended December 31, 2016. The method used for determining fair value of the CNG assets relied on the market approach. The impairment charge is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the year ended December 31, 2016. The CNG assets were allocated to the Commercial segment. On November 1, 2016, we sold our CNG assets.

Additionally in 2016, we recognized an impairment charge of $0.3 million associated with the long-lived assets of one discrete GDSO site in the GDSO segment. The method used for determining fair value of this site relied on the market approach. The impairment charge is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the year ended December 31, 2016.

In 2015, no material impairment charges were recognized.

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

We are subject to other contingencies, including legal proceedings and claims arising out of our business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Please read Part I, Item 3, “Legal Proceedings.”

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

As of December 31, 2017, we had total borrowings outstanding under our credit agreement of $422.7 million. Please read Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.2 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At December 31, 2017, we had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.

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

At December 31, 2017, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	December 31,	Effect of 10%	Effect of 10%
	2017	Price Increase	Price Decrease
Exchange traded derivative contracts	$(38,599)	$(28,491)	$28,491
Forward derivative contracts	(9,868)	(216)	216
Total	$(48,467)	$(28,707)	$28,707

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2017. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price‑risk sensitivities were calculated by assuming an across‑the‑board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out‑month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $9.7 million at December 31, 2017.

We are exposed to credit loss in the event of nonperformance by counterparties to our exchange‑traded derivative contracts, physical forward contracts and swap agreements. We anticipate some nonperformance by some of these counterparties which, in the aggregate, we do not believe at this time will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders. Exchange‑traded derivative contracts, the primary derivative instrument utilized by us, are traded on regulated exchanges, greatly reducing potential credit risks. We utilize primarily three clearing brokers, all major financial institutions, for all NYMEX, CME and ICE derivative transactions and the right of offset exists with these financial institutions. Accordingly, the fair value of our exchange‑traded derivative instruments is presented on a net basis in the consolidated balance sheet. Exposure on physical forward contracts and swap agreements is limited to the amount of the recorded fair value as of the balance sheet dates.

Item 8. Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the “Index to Financial Statements” on page F‑1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) or 15d‑15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of December 31, 2017.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report. See “Report of Independent Registered Public Accounting Firm” on Page F-3 of our consolidated financial statements.

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

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All of our executive officers devote substantially all of their time to managing our business and affairs, but from time to time perform services for our affiliate, Global Petroleum Corp. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp.” Our non‑management directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

Set forth below are the names, ages (as of March 6, 2018) and titles of persons currently serving as directors and executive officers of our general partner:

Name	Age	Position with Global GP LLC
Richard Slifka	77	Chairman
Eric Slifka	52	President, Chief Executive Officer and Director
Andrew Slifka	49	Executive Vice President and Director
Mark A. Romaine	49	Chief Operating Officer
Daphne H. Foster	60	Chief Financial Officer and Director
Edward J. Faneuil	65	Executive Vice President, General Counsel and Secretary
Matthew Spencer	39	Chief Accounting Officer
David K. McKown	80	Director
Robert J. McCool	79	Director
Kenneth I. Watchmaker	75	Director

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

Matthew Spencer was appointed by the Board of Directors of the general partner to serve as the Chief Accounting Officer of Global Partners LP commencing January 1, 2018. Mr. Spencer served as Controller of the general partner from September 2012 through December 2017. Mr. Spencer joined Global from SharkNinja Operating LLC (formerly Euro-Pro Operating LLC), where he served as Assistant Controller. Prior to that, he was a Senior Manager at Ernst & Young.

David K. McKown was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He has been a Senior Advisor to the Bank Loan Fund of Eaton Vance Management, whose principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals, since 2000. In this capacity he serves as a credit analyst and a research source for many of the changes in the accounting area, such as marked to market valuations, changes in bank lending rules and understanding of new financial products and derivatives. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993. Mr. McKown has been in the banking industry for over 40 years, where he acquired extensive accounting, financial structuring and negotiation skills, having worked at BankBoston for over 33 years as a Senior Credit Officer, the head of a workout unit, the head of BankBoston’s energy lending group and the head of BankBoston’s real estate and corporate finance departments.  He also was a managing director of BankBoston’s private equity unit. Mr. McKown has served on the boards of four public companies and four private companies in a variety of industries. He currently serves as a director of Safety Insurance Group and several private companies. Mr. McKown previously served as a member of the board of directors of Equity Office Properties. Mr. McKown’s extensive financial expertise and longstanding work in BankBoston’s energy practice make him well qualified to serve as a director of our general partner.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2017.

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

Communications with Unitholders, Employees and Others

Unitholders, employees and other interested persons who wish to communicate with the board of directors of our general partner, non‑management or independent directors as a group, a committee of the board or a specific director may do so by transmitting correspondence addressed to the Board of Directors, Name of Director, Group or Committee, c/o Corporate Secretary, Global Partners LP, P.O. Box 9161, 800 South Street, Suite 500, Waltham, MA 02454‑9161, Fax: 781‑398‑9211.

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

Corporate Governance Matters

The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2017.

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

Our “named executive officers” include Mr. Eric Slifka, our Chief Executive Officer (“CEO”), Ms. Daphne H. Foster, our Chief Financial Officer (“CFO”), Mr. Mark A. Romaine, our Chief Operating Officer (“COO”), and the three most highly compensated executive officers of our general partner other than our CEO, CFO and COO during 2017, who were Mr. Andrew Slifka, our Executive Vice President and President of our Gasoline Distribution and Station Operations Division (“GDSO”), Mr. Edward J. Faneuil, our Executive Vice President, General Counsel and Secretary, and Mr. Charles A. Rudinsky, who served as our Executive Vice President and Chief Accounting Officer through December 31, 2017. Each of Messrs. Eric Slifka, Andrew Slifka, Faneuil and Romaine and Ms. Foster had an employment agreement with our general partner during 2017. Prior to his resignation as our Executive Vice President and Chief Accounting Officer on December 31, 2017, Mr. Rudinsky was an employee at will and did not have an employment agreement with our general partner. Although Mr. Rudinsky is no longer an executive officer, he remains employed by our general partner and is currently serving as a Senior Advisor to our CFO.

The compensation committee of the board of directors of our general partner (the “Compensation Committee”) has direct responsibility for the compensation of our CEO based upon (i) contractual obligations pursuant to any employment agreement or arrangement between our CEO and our general partner, and (ii) compensation parameters established by the Compensation Committee with respect to salary adjustments, incentive plans and discretionary bonuses, if any. The Compensation Committee also has oversight and approval authority for the compensation of our named executive officers other than our CEO based upon our CEO's recommendations, including awards under any incentive plans in which the named executive officers participate, and our general partner's contractual obligations pursuant to any employment agreements or arrangements with our named executive officers.

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

Compensation Methodology

Our general partner uses a third-party compensation consultant to study and supply market compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans and arrangements. The Compensation Committee retained BDO USA, LLP (“BDO”) as its outside compensation consultant during 2017.

Under our executive compensation structure, our goal is for our named executive officers’ total compensation to fall between the median (50th percentile) and 75th percentile of competitive total compensation levels, as identified by our compensation consultant's benchmarking results, following any adjustments made to marketplace pay levels in order to account for significant responsibilities that are assigned to our named executive officers and that exceed the scope of responsibilities generally associated with the external benchmark positions to which they are compared, specifically:

•

Our Executive Vice President, General Counsel and Secretary plays a critical role in our major transactions and strategic business initiatives, serves as a trusted business advisor to our executive officers, and is responsible for all of our environmental compliance functions, as well as serving as our top legal executive;

•

Our 2017 Executive Vice President and Chief Accounting Officer, who also served as co-director of our mergers and acquisitions activities, was responsible for our financial analyses in connection with our acquisition due diligence; and

•	Our Executive Vice President who also serves as President of our GDSO Division has executive responsibilities as well as primary oversight of our gasoline and convenience store business.

Overall Partnership performance and individual performance may cause the targeted compensation levels to be adjusted up or down accordingly.

BDO worked with the Compensation Committee in 2017 to review and update (i) our reference group of peer companies for compensation benchmarking purposes; (ii) the methodology for measuring our short-term performance; and (iii) the performance targets and associated levels of payouts previously contained in our short-term incentive plan for our named executive officers (the “STIP”) for 2017. The plan design of our 2018 STIP is the same as that of our 2017 STIP, except for adjustments to the performance target levels thereunder.

During 2016 and 2015, BDO worked with the Compensation Committee to develop and maintain a compensation database and template for use in assessing and reporting long-term incentive plan awards for our named executive officers and directors; provide updated performance targets and related award levels for our general partner’s 2016 STIP and 2015 STIP to ensure that such plans were fully aligned with our critical business objectives; to research and prepare a competitive compensation assessment for our Chief Financial Officer position and a competitive assessment of methods and levels of compensation for independent board members; and to assist with compensation information related to the 2015 and 2016 Forms 10-K.

Highlights of Compensation Program Policies for Named Executive Officers

•

A significant portion of total direct compensation for our named executive officers is variable, dependent upon the Partnership’s actual performance (e.g., short-term, performance-based incentives and long-term, equity-based incentives);

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

The elements of the 2017 executive officer compensation of our general partner were base salaries, short-term incentive awards, discretionary bonuses, long-term equity incentive awards, retirement, deferred compensation and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

A description of the components of the compensation program and principles used to guide their administration appears below:

Base Salaries

Each named executive officer’s base salary is a fixed component of compensation for each year. Base salary is designed to compensate executives for the responsibility of the level of the position they hold and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). Historically, the base salaries for our named executive officers with employment agreements have been set by the terms of their respective employment agreements in effect from time to time while the base salary for the named executive officer without an employment agreement has been set in accordance with our CEO’s recommendation, using salary range information from BDO, and as approved by the Compensation Committee. Other than an increase to Ms. Foster’s base salary (from $400,000 to $450,000, effective as of January 1, 2017), annualized base salaries for our named executive officers did not change in 2017. The annualized base salaries in effect as of the end of 2017 for our named executive officers were as follows: $800,000 for Mr. Eric Slifka, $500,000 for Mr. Romaine; $450,000 for Mr. Faneuil; $425,000 for Mr. Andrew Slifka; $450,000 for Ms. Foster; and $273,000 for Mr. Rudinsky.

Short-Term Incentive Plans

Our general partner established a cash bonus pool for 2017 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner’s 2017 STIP included a performance-based component, for which 50% of the cash bonus pool was available (the “STIP Performance Component”), and a discretionary component, for which the other 50% of the cash bonus pool was available (the “STIP Discretionary Component”). Incentive awards earned under the 2017 STIP were based on the Partnership’s actual performance in relation to a specified objective for distributable cash flow established by the Compensation Committee in March 2017 (the “DCF objective”). Under the 2017 STIP, for purposes of determining whether a specified target was achieved, “distributable cash flow” (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures (“DCF”). DCF is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Part II, Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations.”

Under the 2017 STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of his or her base salary. The 2017 incentive target values were: 100% (or $800,000) for Mr. Eric Slifka; 100% (or $500,000) for Mr. Romaine; 100% (or $450,000) for Mr. Faneuil; 100% (or $450,000) for Ms. Foster; 71% (or $300,000) for Mr. Andrew Slifka; and 48% (or $130,000) for Mr. Rudinsky. 50% of the incentive target value for each named executive officer was allocated to his or her STIP Performance Component and 50% was allocated to his or her STIP Discretionary Component.

STIP Performance Component (50% of the incentive target value).—Under the terms of the 2017 STIP, 100% of the STIP Performance Component is earned when the DCF objective is achieved. However, the 2017 STIP also provides for an increased payout under the STIP Performance Component when the DCF objective is exceeded, a reduced payout under the STIP Performance Component when the DCF objective is not achieved but exceeds a certain DCF minimum threshold, and no payout if the STIP Performance Component minimum threshold is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the 2017 STIP was established. In general, a minimum of 81.1% of the DCF objective must have been achieved before participants earn any portion of the STIP Performance Component. Under the 2017 STIP, a participant’s incentive opportunity increases to a maximum of 200% of the STIP Performance Component at 119.8% of the DCF objective, and is determined on a quantitative basis solely based on the Partnership’s actual DCF for 2017. In 2017, the Partnership achieved DCF as adjusted, said adjustment having been approved by the Compensation Committee, of $124.5 million, or 127% of the DCF objective set by the Compensation Committee for 2017. Accordingly, our named executive officers were entitled to receive 200% of their respective STIP Performance Components, specifically as follows: $800,000 for Mr. Eric Slifka; $500,000 for Mr. Romaine; $450,000 for Mr. Faneuil; $450,000 for Ms. Foster; $300,000 for Mr. Andrew Slifka; and $130,000 for Mr. Rudinsky.

STIP Discretionary Component (50% of the incentive target value).—The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to analyze other factors that it may elect to use for determining the STIP Discretionary Component. Such factors may include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us, management of our business in the face of adverse market conditions and, as may be applicable, the contributions of any or all of the named executive officers. Mr. Eric Slifka’s evaluation of our named executive officers’ performance in 2017 included the recognition that both their individual and collective performance were outstanding, and that they supported each other as a team as they undertook initiatives to ensure ample liquidity, generate sufficient cash flow to cover our distributions, and increase flexibility to invest in assets fundamental to our growth objectives.

In considering whether to grant the 2017 STIP Discretionary Component awards, the Compensation Committee recognized that our business performance in 2017 exceeded our full-year expectations. Our full-year results were driven by solid overall performance which was highlighted by our GDSO segment and improved product margin and refined product throughput in our Wholesale segment. The following initiatives were undertaken by us under the leadership of Mr. Eric Slifka and executed by our named executive officers to strategically position us by strengthening our balance sheet and enhancing our liquidity in order to be able to invest in opportunities fundamental to our growth strategy, including the acquisition of retail sites that leverage our integrated network of terminals and expand our footprint and enable us to benefit from economies of scale in the purchase of fuel and convenience store merchandise. These strategic initiatives included:

•

On February 1, 2017, we completed the sale of our natural gas marketing and electricity brokerage businesses for a purchase price of approximately $17.3 million, subject to customary closing adjustments. Proceeds from the sale amounted to approximately $16.3 million, and we realized a gain on the sale of $14.2 million. The sale of the natural gas marketing and electricity brokerage businesses reflects our ongoing program to monetize non-strategic assets not fundamental to our growth strategy.

•

In order to properly resize our credit facilities to more adequately reflect our needs in the current environment, reduce our costs and provide adequate liquidity, we entered into an amended and restated credit agreement on April 25, 2017 which, among other things, (i) reduce our working capital revolving credit facility from $900.0 million to $850.0 million and our revolving credit facility from $575.0 million to $450.0 million; and (ii) add (or increase as the case may be) certain baskets that were not included in the prior credit agreement, including: (a) a $25.0 million general secured indebtedness basket, (b) a

$25.0 million general investment basket, (c) a $75.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the credit agreement), (iv) an increase in the Sale-Leaseback Transaction (as defined in the credit agreement) basket from $75.0 million to $100.0 million, and (v) a basket of $50.0 million in an aggregate amount over the life of the credit agreement for the purchase of common units of the Partnership, provided that no Event of Default (as defined in the credit agreement) exists or would occur immediately following such purchase(s).

•

On October 17, 2017, we expanded our retail network in and around the greater Worcester, Massachusetts area by acquiring retail gasoline and convenience store assets from Honey Farms, Inc. in a cash transaction. The acquisition included 11 company-operated retail sites with fuel and convenience stores and 22 company-operated stand-alone convenience stores. The purchase price was approximately $38.5 million.

•	Ongoing divesture of non-strategic assets.

Taking into account Mr. Slifka’s assessment, the Partnership’s results of operations for 2017, as well as the Compensation Committee’s review of the individual performance of each of our named executive officers in 2017, the Compensation Committee awarded our named executive officers under their respective STIP Discretionary Components for 2017, specifically as follows: 150% or $600,000 for Mr. Eric Slifka; 160% or $400,000 for Mr. Romaine; 162% or $365,000 for Mr. Faneuil; 162% or $365,000 for Ms. Foster; 163% or $245,000 for Mr. Andrew Slifka; and 154% or $100,000 for Mr. Rudinsky.

2018 Short-Term Incentive Plan.—In 2018, the Compensation Committee, with the assistance of its compensation consultant, BDO, used our 2018 business plan as a basis for creating the 2018 Short-Term Incentive Plan. The 2018 STIP establishes a target incentive percentage for each participant ranging from 71% to 100% of base salary representing the same target percentages used during 2017 for each of the named executive officers. Awards under the 2018 STIP may range from 0% to 200% of each participant’s target incentive percentage. The weighting of the STIP Performance Component and STIP Discretionary Component in the 2017 STIP remain 50% and 50%, respectively, the same as in the 2017 STIP.

•

The 2018 Performance Component (50% of the incentive target value)—The Compensation Committee decreased the DCF objective for 2018, subject to adjustment by the Compensation Committee for certain acquisitions and events during 2018 that the Compensation Committee may, in its sole discretion, determine to have caused unusual, one-time increases or decreases in DCF. Awards granted by the Compensation Committee may range from 0% to 200% of a plan participant’s 2018 STIP Performance Component. A minimum of 81.1% of the 2018 DCF objective must be achieved before participants would earn any portion of the 2018 STIP Performance Component. Under the 2018 STIP, a participant’s incentive opportunity increases to a maximum of 200% of the 2018 STIP Performance Component at 119.8% of the 2018 DCF objective, and is determined on a quantitative basis solely based on our actual DCF for 2018.

•

The 2018 Discretionary Component (50% of the incentive target value)—The Compensation Committee has discretion in determining the 2018 STIP Discretionary Component for any participant under the 2018 STIP, within a range of 0% to 200% of the 2018 STIP Discretionary Component, and based upon (i) the Compensation Committee’s consideration of management's performance over the course of the 2018 plan year; (ii) the CEO’s assessment of the other named executive officers; (iii) our overall financial results for the year in relation to our business plan; and (iv) any significant mitigating factor(s) that may have influenced a plan participant’s performance, positively or negatively. The objective of considering these factors is to arrive at a decision that best reflects the Compensation Committee’s overall assessment of management's performance on an individual basis. The Compensation Committee believes that when combined with the STIP Performance Component, the results will more accurately reflect a plan participant's performance in light of the relevant factors.

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

The Compensation Committee awarded Mr. Rudinsky a special one-time discretionary bonus in the amount of $300,000 in recognition of his years of service as Executive Vice President and Chief Accounting Officer. The Compensation Committee did not award any other discretionary bonus payments under this program in respect of our named executive officers’ service during 2017, 2016 or 2015.

Long-Term Incentive Plans

2017 Phantom Unit Awards.—On August 16, 2017, the Compensation Committee approved the grant of phantom unit awards (collectively, the “2017 Phantom Unit Awards”) pursuant to phantom unit award agreements (each, a “Phantom Unit Agreement”) under the Global Partners LP Long-Term Incentive Plan (as amended from time to time, the “LTIP”) to each of our named executive officers who had an employment agreement with us during 2017 (i.e., Messrs. Eric Slifka, Andrew Slifka, Romaine and Faneuil and Ms. Foster). Each 2017 Phantom Unit Award is subject to the following vesting schedule: 25% of the phantom units subject to such award vests on August 1, 2020, 35% of the phantom units subject to such award vests on August 1, 2021 and 40% of the phantom units subject to such award vests on August 1, 2022.

If a named executive officer’s employment with our general partner is terminated (a) by our general partner for Cause (as defined in such named executive officer’s employment agreement), or (b) by the named executive officer voluntarily (other than due to retirement), all unvested phantom units subject to such named executive officer’s 2017 Phantom Unit Award will immediately be forfeited without payment. If a named executive officer’s employment with our general partner is terminated for any other reason, the Compensation Committee will generally have sole discretion to determine whether any or all of the unvested phantom units subject to such named executive officer’s 2017 Phantom Unit Award will become vested or forfeited. Upon the occurrence of a Change of Control (as defined in a named executive officer’s employment agreement), all unvested phantom units subject to such named executive officer’s 2017 Phantom Unit Award will immediately become vested.

Upon vesting of the 2017 Phantom Unit Awards, phantom units will be settled in our common units unless the Compensation Committee decides, in its sole discretion, to settle such phantom units in cash or a combination of common units and cash.

2015 CEO Performance-Based Cash Incentive Plan.—Mr. Eric Slifka’s employment agreement with our general partner included a provision for a long-term performance-based cash incentive plan covering a three-year period, from January 1, 2015 through December 31, 2017. This plan was based on the achievement of growth in distributions to our unitholders in respect of the three-year term of Mr. Slifka’s employment agreement. This award was calculated using (i) the sum of all distributions paid to our unitholders in respect of the three-year period from January 1, 2015 through December 31, 2017 (which distributions were paid during the period from May 2015 through February 2018), inclusive, and (ii) an annualized $2.66 per unit (subject to adjustment by the Compensation Committee as set forth in Mr. Slifka’s employment agreement) baseline against which Mr. Slifka’s performance was measured. The Partnership failed to achieve growth in distributions to our unitholders in respect of the three-year period from January 1, 2015 through December 31, 2017; therefore Mr. Slifka did not meet the growth target and no payout was earned under this incentive plan.

Retirement and Health Benefits; Perquisites

Global Partners 401(k) Savings and Profit Sharing Plan

The Global Partners LP 401(k) Savings and Profit Sharing Plan (the “Global 401(k) Plan”) permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. The Global 401(k) Plan provides for employer matching contributions equal to 100% of elective deferrals up to the first 3% of eligible compensation plus 50% of elective deferrals up to the next 2% of eligible compensation. In 2017, all employees were eligible to participate in the Global 401(k) Plan other than employees who were (1) not yet 21 years of age, (2) covered by a collective bargaining agreement that does not provide for employees to be covered by the Global 401(k) Plan or (3) nonresident aliens. New employees may begin to contribute to the Global 401(k) Plan on the first day of the month following their respective dates of hire, although they are not eligible to receive matching payments under the Global 401(k) Plan until they have been employed by our general partner or one of our operating subsidiaries for six months. Eligible employees may elect to contribute up to 100% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are adjusted periodically for changes in the cost of living. Participants in the plan are always fully vested in any matching contributions under the plan; however, discretionary profit sharing contributions are subject to a six-year vesting schedule. The plan is intended to be tax-qualified under Section 401(a) of the Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that our general partner's contributions, if any, will be deductible when made.

Pension Benefits

Each of our named executive officers is eligible to participate in our general partner's pension plan in accordance with our general partner’s policies and on the same general basis as other employees of our general partner. Under our general partner’s pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or, if earlier, upon termination due to death or disability. Please read “Other Benefits—Pension Benefits” for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the pension plan. Our general partner’s pension plan was frozen on December 31, 2009.

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

Employment Agreements

Each of Messrs. Eric Slifka, Andrew Slifka, Faneuil and Romaine and Ms. Foster had an employment agreement with our general partner during 2017. We believe that the post-termination and change in control payments in the employment agreements allowed our named executive officers to focus on making business decisions that maximized our interests and the interests of our unitholders without allowing personal considerations to influence the decision-making process. Please read “Potential Payments upon Termination or Change of Control” for a discussion of the provisions in each employment agreement relating to termination, change in control and related payment obligations.

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
March 7, 2018

Compensation Committee Interlocks and Insider Participation

Since the formation of Global GP LLC and throughout the fiscal year ended December 31, 2017, the Compensation Committee of Global GP LLC’s board of directors has comprised of Robert J. McCool, David K. McKown and Kenneth I. Watchmaker, none of whom are officers or employees of our general partner or any of its affiliates. Mr. Alfred A. Slifka served as the Chairman of the board of directors of our general partner until his death on March 9, 2014. Mr. Richard Slifka, who served as Vice-Chairman of our general partner’s board of directors since its inception, became Chairman effective March 12, 2014 and is an employee of Global Petroleum Corp., an entity which is owned by Mr. Richard Slifka and a trust for the beneficiaries of Mr. Alfred A. Slifka. Mr. Eric Slifka serves as Vice-Chairman of our general partner’s board of directors.

Compensation of Named Executive Officers

The following table sets forth certain information with respect to compensation during 2017, 2016 and 2015 of our named executive officers.

Summary Compensation Table

						Change in
						Pension Value
						and Deferred
					Non‑Equity	Nonqualified
				Unit	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($)
Eric Slifka	2017	800,000	—	2,743,315	1,400,000	110,986	93,795	5,148,096
President and CEO	2016	800,000	—	—	400,000	44,008	65,961	1,309,969
	2015	800,000	—	—	—	—	87,850	887,850
Mark A. Romaine	2017	500,000	—	1,062,201	900,000	45,722	45,399	2,553,322
Chief Operating Officer	2016	500,000	—	—	250,000	17,988	40,109	808,097
	2015	500,000	—	—	—	—	36,016	536,016
Edward J. Faneuil	2017	450,000	—	850,012	815,000	—	51,951	2,166,963
EVP, General Counsel	2016	450,000	—	—	225,000	—	47,466	722,466
and Secretary	2015	450,000	—	—	—	—	44,762	494,762
Daphne H. Foster	2017	450,000	—	902,071	815,000	6,045	33,120	2,206,236
Chief Financial Officer	2016	400,000	—	—	150,000	2,398	33,483	585,881
	2015	400,000	—	—	—	—	25,869	425,869
Andrew Slifka	2017	425,000	—	575,011	545,000	62,603	59,435	1,667,049
EVP and President of	2016	425,000	—	—	132,500	22,695	61,645	641,840
GDSO Division	2015	425,000	—	—	—	—	51,686	476,686
Charles A. Rudinsky	2017	273,000	300,000	—	230,000	—	38,928	841,928
EVP and Chief	2016	273,000	—	—	56,250	—	37,810	367,060
Accounting Officer	2015	273,000	—	—	—	—	34,298	307,298

(1)	Amounts reported in this column reflect the base salary earned by our named executive officers for services performed during the applicable fiscal year.
(2)

Mr. Rudinsky was awarded a special one-time discretionary bonus in recognition of his years of service as Executive Vice President and Chief Accounting Officer. No other discretionary bonuses were paid to our named executive officers for services performed during 2017, 2016 or 2015.

(3)

Amounts reported in this column reflect the aggregate grant date fair value of the phantom unit awards subject to time-based vesting granted to our named executive officers under the LTIP during 2017, calculated in accordance with FASB ASC Topic 718. See the section above titled “Elements of Compensation—Long-Term Incentive Plans—2017 Phantom Unit Awards” for more information.

(4)

Amounts reported in this column reflect the bonuses paid to each of the named executive officers for services performed during 2017, 2016 and 2015, which were determined in accordance with our general partner’s Short-Term Incentive Plans described above under “Elements of Compensation—Short-Term Incentive Plans”.

(5)	In 2017, (a) the present value of Mr. Faneuil’s pension and deferred nonqualified compensation earnings decreased by $2,471 as a result of payments paid to Mr. Faneuil pursuant to his deferred compensation plans, and (b) the present value of Mr. Rudinsky’s pension decreased by $70,300 as a result of payments paid to Mr. Rudinsky from his pension plan account.

(6)	The amounts in this column for 2017 are described further in the All Other Compensation table below.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table for the fiscal year ended December 31, 2017:

		Club Membership Dues,
	Employer	Legal Fees and
	Contributions to	Professional	Personal	Total All
	Global 401(k) Plan	Financial Planning and	Benefits (1)	Other Compensation
Name	($)	Tax Advice Fees ($)	($)	($)
Eric Slifka	2,667	30,900	60,228	93,795
Mark A. Romaine	10,800	—	34,599	45,399
Edward J. Faneuil	10,800	14,937	26,214	51,951
Daphne H. Foster	10,800	—	22,320	33,120
Andrew Slifka	9,550	26,000	23,885	59,435
Charles A. Rudinsky	10,800	—	28,128	38,928

(1)

The amounts in this column include the estimated incremental cost of an automobile provided by us for the named executive officer’s use; medical and dental premiums paid by us; and life insurance, long-term disability, supplemental life insurance and supplemental disability premiums paid by us.

Grants of Plan-Based Awards

The following table sets forth information concerning short-term cash incentive awards granted to our named executive officers under the STIP (including the minimum threshold, target and maximum possible payout amounts, depending upon our financial performance in 2017) during 2017 and phantom unit awards granted to our named executive officers under the LTIP during 2017.

	Estimated Possible Payouts Under
	Non—Equity Incentive Plan Awards (1)				Grant Date
	Minimum			All Other	Fair Value of
	Threshold		Maximum	Unit Awards:	Unit Awards
Name	($)	Target ($)	($)	Number of Units (2)	($) (3)
Eric Slifka	40,000	800,000	1,600,000	163,780	2,743,315
Mark A. Romaine	25,000	500,000	1,000,000	63,415	1,062,201
Edward J. Faneuil	22,500	450,000	900,000	50,747	850,012
Daphne H. Foster	20,000	450,000	800,000	53,855	902,071
Andrew Slifka	15,000	300,000	600,000	34,329	575,011
Charles A. Rudinsky	6,500	130,000	260,000	—	—

(1)

For calendar year 2017, each named executive officer’s 2017 STIP award consisted of the STIP Performance Component (weighed 50%) and the STIP Discretionary Component (weighted 50%). Amounts shown represent the “threshold,” “target” and “maximum” amounts payable under the STIP awards. During 2018, the Compensation Committee determined that the maximum amount (200%) of the STIP Performance Component and 150%-163% of the STIP Discretionary Component were earned by the named executive officers for calendar year 2017. Actual payout of the STIP awards (the Performance Component and the Discretionary Component) for calendar year 2017 is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(2)

For each named executive officer who was granted a phantom unit award during 2017, the phantom units subject to such award vest as to 25% on August 1, 2020, another 35% on August 1, 2021 and the final 40% on August 1, 2022.

(3)

The amounts in this column reflect the aggregate grant date fair value of the phantom unit awards, calculated in accordance with FASB ASC Topic 718 and based on the closing price of $16.75 per common unit on August 15, 2017.

Outstanding Equity Awards at Fiscal Year End

The following table presents the full amount of the equity awards held by our named executive officers as of December 31, 2017, which consist solely of phantom units granted under the LTIP. The awards shown on the table below were the only equity awards held by the named executive officers at the end of the last fiscal year:

		Unit Awards
		Number of	Market Value of
		Units That Have	Units That Have
	Grant Date	Not Vested (#)	Not Vested ($) (3)
Eric Slifka	June 27, 2013 (1)	84,839	1,416,811
	August 16, 2017 (2)	163,780	2,735,126
Mark A. Romaine	June 27, 2013 (1)	38,008	634,734
	August 16, 2017 (2)	63,415	1,059,031
Edward J. Faneuil	June 27, 2013 (1)	50,904	850,097
	August 16, 2017 (2)	50,747	847,475
Daphne H. Foster	June 27, 2013 (1)	14,592	243,686
	August 16, 2017 (2)	53,855	899,379
Andrew Slifka	June 27, 2013 (1)	19,691	328,840
	August 16, 2017 (2)	34,329	573,294
Charles A. Rudinsky	—	—	—

(1)

The phantom units granted on June 27, 2013 vest over a six-year period, with one-third of the units having vested on July 1, 2017, another one-third of the units scheduled to vest on July 1, 2018 and the final one-third of the units scheduled to vest on July 1, 2019.

(2)	The phantom units granted on August 16, 2017 vest as to 25% of the award on August 1, 2020, another 35% of the award on August 1, 2021 and the final 40% of the award on August 1, 2022.
(3)

The market values of the phantom unit awards shown in the table above were calculated based on the closing price of $16.70 per common unit on December 29, 2017, which was the last day that the market was open in 2017.

Units Vested in the 2017 Fiscal Year

The following table presents phantom units awarded to the named executive officers that vested during the year ended December 31, 2017.

	Unit Awards
	Number of
	Vested	Market Value of Vested
	Phantom Units	Phantom Units (#) ($) (1)
Eric Slifka	42,420	765,681
Mark A. Romaine	19,004	343,022
Edward J. Faneuil	25,452	459,409
Daphne H. Foster	7,297	131,711
Andrew Slifka	9,846	177,720
Charles A. Rudinsky	—	—

(1)

These units vested on July 1, 2017. The market values of the equity awards shown in the table above were calculated based on the closing price of $18.05 per common unit on June 30, 2017, which was the last day on which the market was open immediately prior to the vesting date.

Nonqualified Deferred Compensation

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

Potential Payments upon a Change of Control or Termination

The following tables show potential payments to each of our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten (including the employment agreements with Messrs. Eric Slifka, Andrew Slifka, Faneuil and Romaine and Ms. Foster that were in effect during 2017), for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2017 termination date. Amounts reflected in the table below with respect to LTIP awards were calculated based on the closing price of our common units of $16.70 per unit as of December 29, 2017 (which was the last day on which the market was open in 2017).

LTIP Awards. On June 27, 2013, the Compensation Committee made grants of 127,259, 76,356, 57,012, 29,537 and 21,889 phantom units under the LTIP, respectively, to Messrs. Eric Slifka, Faneuil, Romaine and Andrew Slifka and Ms. Foster. One-third of the phantom units subject to each award granted in 2013 vested on July 1, 2017. On August 16, 2017 the Compensation Committee made grants of 163,780, 50,747, 63,415, 34,329 and 53,855 phantom units under the LTIP, respectively, to Messrs. Eric Slifka, Faneuil, Romaine and Andrew Slifka and Ms. Foster. None of the phantom units subject to any award granted in 2017 have vested to date. Upon a change of control event, all outstanding phantom units that were granted in 2013 or 2017 to our named executive officers that have not otherwise vested automatically will become fully vested, which is reflected appropriately in the tables below.

Eric Slifka

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Eric Slifka
Severance Amount	—	3,200,000	3,200,000	3,200,000	4,800,000	800,000
LTIP awards	4,151,937	—	—	—	4,151,937	—
Fringe benefits	—	38,973	38,973	38,973	38,973	—
Life insurance benefits	—	20,500,000	—	—	—	—
Total	4,151,937	23,738,973	3,238,973	3,238,973	8,990,910	800,000

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

If Mr. Slifka’s employment is terminated by our general partner without “Cause” or by Mr. Slifka for reasons constituting “Constructive Termination,” each as defined in the employment agreement, he shall be paid (i) the Eric Slifka Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary multiplied by 200% (provided, however, that this multiplier shall be 300% if Mr. Slifka terminates his employment for reasons constituting Constructive Termination and such termination occurs within 12 months following a “Change in Control” (as defined in the employment agreement)), plus (iii) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200% (provided, however, that this multiplier shall be 300% if Mr. Slifka terminates his employment for reasons constituting Constructive Termination and such termination occurs within 12 months following a Change in Control), plus (iv) his interests in the long-term incentive plans, including (a) the pro-rated cash incentive amount, if any, earned under the Long-Term Performance-Based Cash Incentive Plan and (b) the amounts of cash and/or securities due as a result of the automatic vesting of Mr. Slifka’s interests in the Long-Term Equity-Based Incentive Plan, plus (v) group health and similar insurance premiums on behalf of his spouse and dependents for 24 months following the date of termination.  If Mr. Slifka terminates his employment for reasons of Constructive Termination but such termination does not occur within 12 months following a Change in Control and Mr. Slifka secures employment within 12 months of the date of termination, he shall repay to our general partner one-half of the cash received from our general partner pursuant to (ii) and (iii) above.

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

Mark A. Romaine

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Mark A. Romaine
Severance Amount	—	—	—	1,000,000	2,000,000	—
LTIP awards	1,693,764	—	—	—	1,693,764	—
Fringe benefits	—	45,399	—	70,891	70,891	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,693,764	545,399	—	1,070,891	3,764,655	—

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

Edward J. Faneuil

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Edward J. Faneuil
Severance Amount	—	—	—	900,000	1,800,000	—
Deferred Compensation	1,417,747	1,417,747	1,417,747	1,417,747	1,417,747	—
LTIP awards	1,697,572	—	—	—	1,697,572	—
Fringe benefits	—	—	—	68,461	68,461	—
Life insurance benefits	—	1,735,000	—	—	—	—
Total	3,115,319	3,152,747	1,417,747	2,386,208	4,983,780	—

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

Our general partner and Mr. Faneuil also entered into the Global Deferred Compensation Plan, pursuant to which Mr. Faneuil is currently being paid the sum of $70,000 per year (the “Global Deferred Compensation”) in equal monthly installments of $5,833.33 on the first business day of each month for 15 years (180 months). In the event of an unforeseeable emergency as referenced in the deferred compensation agreement, our general partner will pay Mr. Faneuil within 15 days of the occurrence of the unforeseeable emergency the maximum amount allowable in a lump sum promptly following the occurrence of such unforeseeable emergency. The Global Deferred Compensation will be forfeited in its entirety in the event that Mr. Faneuil terminates his employment for any reason other than death, disability or a Change in Control (as defined below). On and after the date on which Global Deferred Compensation payments commence, our general partner may terminate its obligations under the deferred compensation agreement for Cause or if our general partner subsequently determines within 18 months of Mr. Faneuil’s termination that circumstances which would give rise to a for Cause termination of Mr. Faneuil otherwise existed at the time of his earlier termination. In the event of Mr. Faneuil’s death prior to his receiving any or all of the aggregate amount of the Global Deferred Compensation, our general partner will pay Mr. Faneuil’s beneficiary within 60 days of the date of his death a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to Mr. Faneuil. If there is a Change in Control or Mr. Faneuil is determined to have become disabled prior to his receiving any or all of the aggregate amount of the Global Deferred Compensation, our general partner will pay to Mr. Faneuil within 60 days of the effective date of the Change in Control or the determination that Mr. Faneuil became disabled a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to him had the Change in Control not occurred or had Mr. Faneuil not become disabled. For purposes of the Global Deferred Compensation Agreement, “Cause”, as defined in the deferred compensation agreement, means (a) any uncured material breach by Mr. Faneuil of his obligations under the Global Deferred Compensation Agreement, (b) any breach by Mr. Faneuil of his confidentiality, non-competition and non-solicitation obligations set forth on Exhibit “A” to the Global Deferred Compensation Agreement or included in his employment agreement with our general partner, (c) engagement in gross negligence or willful misconduct in the performance of his duties, (d) a conviction or plea of no contest to a crime involving fraud, dishonesty or moral turpitude or any felony, or (e) the commission of an act of embezzlement or willful breach of a fiduciary duty to our general partner, the Partnership or any of its Affiliates.

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

Daphne H. Foster

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Daphne H. Foster
Severance Amount	—	—	—	900,000	1,800,000	—
LTIP awards	1,143,065	—	—	—	1,143,065	—
Fringe benefits	—	33,120	—	34,470	34,470	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,143,065	533,120	—	934,470	2,977,535	—

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

Andrew Slifka

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Andrew Slifka
Severance Amount	—	425,000	843,125	843,125	843,125	576,572
LTIP awards	902,134	—	—	—	902,134	—
Fringe benefits	—	59,435	98,408	59,435	59,435	—
Life insurance benefits	—	2,500,000	—	—	—	—
Total	902,134	2,984,435	941,533	902,560	1,804,694	576,572

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

Charles A. Rudinsky

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Charles A. Rudinsky
Fringe benefits	—	—	—	38,928	38,928	—
Life insurance benefits	—	350,000	—	—	—	—
Total	—	350,000	—	38,928	38,928	—

Effective December 31, 2017, Mr. Rudinsky resigned as our Executive Vice President and Chief Accounting Officer. However, Mr. Rudinsky continues to be employed by our general partner as a Senior Advisor to our CFO. The change of control agreement between our general partner and Mr. Rudinsky (the “Change of Control Agreement”) provided that, upon termination of his employment (i) by our general partner “Without Cause” (defined below), (ii) by Mr. Rudinsky for “Good Reason” (defined below), or (iii) in the case of a termination occurring during the three (3) month period ending on the Change of Control, Mr. Rudinsky will receive payment of (a) any earned, but unpaid, base salary as then in effect, (b) all earned, but unpaid, bonuses, (c) all accrued vacation, expense reimbursements and other benefits (other than severance), and (d) any and all other amounts that as of the date of termination may be due Mr. Rudinsky in accordance with the established plans and policies of our general partner or applicable law. “Cause” is defined in the Change of Control Agreement as having (i) engaged in gross negligence or willful misconduct in the performance of duties, (ii) committed an act of fraud, embezzlement or willful breach of fiduciary duty to our general partner or any of its subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of our general partner or any of its subsidiaries); (iii) been convicted of (or pleaded no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony or (iv) any uncured breach of any material provision of the non-competition agreement between Mr. Rudinsky and our general partner, and “Good Reason” is defined as the occurrence of any material diminution, without Mr. Rudinsky’s written consent, in Mr. Rudinsky working conditions consisting of (a) a material reduction in his duties and responsibilities, (b) a material change in his title, or (c) a relocation of his place of work further than forty (40) miles from Waltham, Massachusetts.

Other Benefits

Pension Benefits

The table below sets forth information regarding the present value as of December 31, 2017 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan, and, with respect to Mr. Faneuil, the Global and Alliance Deferred Compensation Agreements. Amounts with respect to the Global and Alliance Deferred Compensation Agreements are reflected in the table below because they represent a fixed entitlement.

Pension Benefits at December 31, 2017

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)	Accumulated Benefit ($)	Last Fiscal Year ($)
Eric Slifka	(1)	23	588,660	—
Mark A. Romaine	(1)	11	209,550	—
Edward J. Faneuil	(1)	19	737,072	—
Edward J. Faneuil	(2)	n/a	708,874	70,000
Edward J. Faneuil	(3)	n/a	708,874	70,000
Daphne H. Foster	(1)	3	41,529	—
Andrew P. Slifka	(1)	7	27,738	—
Andrew P. Slifka	(4)	12	237,450	—
Charles A. Rudinsky (5)	(1)	26	717,248	77,846

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

Compensation of Directors

The following table sets forth (i) certain information concerning the compensation earned by our directors in 2017, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

		Equity Incentive
		Plan Awards
	Fees Earned	Grant Date Fair
	or Paid in	Value of Unit	Total
Name	Cash ($)	Awards ($) (2)	($)
Richard Slifka	74,500	—	74,500
Eric Slifka (1)	—	—	—
Andrew Slifka (1)	—	—	—
Kenneth I. Watchmaker	100,500	100,014	200,514
Robert J. McCool	85,500	90,015	175,515
David McKown	85,500	80,015	165,515
Daphne H. Foster (1)	—	—	—

(1)

Messrs. Eric Slifka and Andrew Slifka and Ms. Foster, as executive officers of our general partner, are otherwise compensated for their services and therefore receive no separate compensation for their service as directors.

(2)

The amounts in this column reflect the aggregate grant date fair value of the phantom unit awards granted to Messrs. Watchmaker, McCool and McKown, calculated in accordance with FASB ASC Topic 718 and based on the closing price of $16.75 per common unit on August 15, 2017.

(3)	As of December 31, 2017, our non-employee directors held the following aggregate number of unvested phantom units: Mr. Watchmaker (9,524), Mr. McCool (8,927) and Mr. McKown (8,330).

Employees of our general partner who also serve as directors do not receive additional compensation. In 2017, directors who are not employees of our general partner (1) received: (a) a $67,500 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP. In 2017, the chair of the audit committee received an additional $15,000. In August 2017, the board of directors voted to increase the annual (i) cash retainer from $60,000 to $67,500, and (ii) supplemental payment to the chair of the audit committee from $7,500 to $15,000; these increases in respect of services provided in 2017 were paid in January 2018.

Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

On April 20, 2015, Messrs. Watchmaker and McCool each received an award of 10,659 phantom units, and on September 18, 2015, Mr. McKown received an award of 10,659 phantom units (under a then new form of grant agreement which provides for cash settlement of the award). Under each of these awards, one-third of the units granted vested on January 2, 2016, another one-third of the units vested on January 2, 2017 and the final one-third of the units vested on January 2, 2018. Messrs. McCool and Watchmaker each received 3,553 common units of Global Partners LP on January 11, 2018, and Mr. McKown’s award was settled in cash on January 11, 2018.

On August 16, 2017, Mr. Watchmaker was granted an award of 5,971 phantom units, Mr. McCool was granted an award of 5,374 phantom units and Mr. McKown was granted an award of 4,777 phantom units. Each of these awards cliff vest as to 100% of the phantom units on August 1, 2020. The awards granted to Messrs. Watchmaker and McCool will be settled in common units while the award granted to Mr. McKown will be settled in cash.

Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Eric Slifka, our CEO.

For 2017, our last completed fiscal year:

•	The median of the annual total compensation of our employees (other than the CEO) was $18,502; and
•	The annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $5,148,096.
•	Based on this information, for 2017, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 278 to 1.

To put this into context, approximately 77% of our employee population consists of convenience store employees, approximately 51% of whom are employed on a part-time basis. Our part-time employees who work less than thirty hours per week receive (i) wages, and (ii) if eligible, sick time and/or 401(k) benefits, but are not eligible for vacation or other fringe benefits. In comparison, if we were to only look at our non-convenience store employee population, the median employee would be employed on a full-time basis, with a total annual compensation of $76,843 in 2017. The ratio of the annual total compensation of our CEO to this median employee was reasonably estimated to be 67 to 1.

To identity the median of the annual total compensation of all of our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•

We determined that, as of December 31, 2017, our employee population consisted of approximately 3,289 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary (including seasonal) employees. We selected December 31, 2017 as identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.

•

We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, bonuses and equity awards, if any, reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2017.

•

We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.

•

After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2017 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $18,502.

•	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 6, 2018 the beneficial ownership of units representing limited partner interests in Global Partners LP (“Units”) held by certain beneficial owners of more than five percent (5%) of the Units, by each director and named executive officer of Global GP LLC during 2017 and 2018, by the general partner of Global Partners LP (“General Partner”) and by all current directors and executive officers of our General Partner as a group:

		Percentage
	Common	of Common
	Units	Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
Richard Slifka (2)(3)(4)(5)(6)(8)	5,376,919	15.8%
Alfred A. Slifka 1990 Trust Under Article II-A (2)(3)(5)(6)(7)	4,531,431	13.3%
OppenheimerFunds Inc. (9)	4,007,013	11.8%
Montello Oil Corporation (2)	2,348,078	6.9%
Kayne Anderson Capital Advisors L.P. (12)	2,166,610	6.4%
Richard A. Kayne (12)	2,166,610	6.4%
Global Petroleum Corp. (3)	1,725,463	5.1%
Eric Slifka (5)(10)(11)	1,547,526	4.6%
Larea Holdings LLC (10)	564,984	1.7%
Andrew Slifka (8)	502,434	1.5%
Global GP LLC (5)	343,365	1.0%
Edward J. Faneuil	65,823	*
Charles A. Rudinsky	26,085	*
Mark Romaine	30,954	*
Daphne H. Foster	7,331	*
Robert J. McCool	31,235	*
Kenneth I. Watchmaker	32,885	*
David K. McKown	10,572	*
Matthew Spencer	899
Larea Holdings II LLC (8)	282,492	*
Chelsea Terminal Limited Partnership (4)	60,178	*
All directors and executive officers as a group (10 persons)	7,263,213	21.4%

*Less than 1%

(1)

The address for each person or entity listed other than (i) Kayne Anderson Capital Advisors, L.P., (ii) Richard A. Kayne, and (iii) OppenheimerFunds, Inc., is P.O. Box 9161, 800 South Street, Suite 500, Waltham, Massachusetts 02454‑9161.

(2)

Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Montello Oil Corporation.

(3)

Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Global Petroleum Corp.

(4)	Richard Slifka has sole voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Chelsea Terminal Limited Partnership.
(5)

Purchased by our general partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees. Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A control Global GP LLC, and thus may be deemed to beneficially own the units owned by Global GP LLC.  The co-trustees of the Alfred A. Slifka 1990 Trust Under Article II-A have delegated the voting rights of the Alfred A. Slifka 1990 Trust Under Article II-A in Global GP LLC to Eric Slifka, and thus Eric Slifka may be deemed to beneficially own the units owned by Global GP LLC.

(6)

Beneficially owned unit amounts for each of Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A include the units owned by Montello Oil Corporation, Global Petroleum Corp., and Global GP LLC.  Beneficially owned unit amounts for Richard Slifka also include the units owned by Chelsea Terminal Limited Partnership and Larea Holdings II LLC. Beneficially owned unit amounts for the Alfred A. Slifka 1990 Trust Under Article II-A also include 50,110 units that are held by the Alfred A. Slifka 1990 Trust Under Article II-A. Richard Slifka and the late Alfred A. Slifka are brothers.

(7)

Alfred A. Slifka passed away on March 9, 2014.  His estate closed effective February 28, 2017 and his beneficially owned interests set forth on the above table have accordingly been transferred to the Alfred A. Slifka 1990 Trust Under Article II-A on that date.

(8)

Richard Slifka is the trustee of a voting trust with sole voting and investment power with respect to units owned by Larea Holdings II LLC. Richard Slifka may, therefore, be deemed to beneficially own, the units held by Larea Holdings II LLC. Richard Slifka’s son, Andrew Slifka, is a one-third owner of Larea Holdings II LLC.  Because Andrew Slifka does not share voting and investment power with respect to the units owned by Larea Holdings II LLC, he is not deemed to beneficially own such units.

(9)

According to a Schedule 13G/A filed on February 6, 2018, OppenheimerFunds, Inc. beneficially owned 4,007,013 common units, representing 11.79% of the common units then outstanding. The address for OppenheimerFunds, Inc. is 225 Liberty Street, New York, NY 10281.

(10)

Eric Slifka has sole voting and investment power with respect to units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own, the units held by Larea Holdings LLC. Eric Slifka is the son of the late Alfred A. Slifka.

(11)	Beneficially owned unit amounts for Eric Slifka include the units owned by Global GP LLC and Larea Holdings LLC.
(12)

According to a Schedule 13G/A filed on February 6, 2018, Kayne Anderson Capital Advisors, L.P. beneficially owned 2,166,610 common units, representing 6.37% of the common units then outstanding and Richard A. Kayne beneficially owned 2,166,610 common units, representing 6.37% of the common units then outstanding. The address for Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2017:

Number of securities
	Number of Securities		remaining available for
	to be issued	Weighted average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	881,364	—	2,923,496
Equity compensation plans not approved by security holders	—	—	—
Total	881,364	—	2,923,496

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of March 6, 2018, affiliates of our general partner, including current directors and executive officers of our general partner, owned 7,263,213 common units representing 21.4% of the limited partner interests in us. In addition, our general partner owns a 0.67% general partner interest in us.

Alfred A. Slifka, former Chairman of the board of our general partner, passed away on March 9, 2014. Mr. Slifka’s estate closed effective February 28, 2017 and his interests in our general partner and his beneficially owned interests in Global Partners LP and its affiliates were transferred to the Alfred A. Slifka 1990 Trust Under Article II-A on that date.

Steven McCool, the son of Robert J. McCool, one of our independent directors, is an employee of Global GP LLC. During our fiscal year ended December 31, 2017, his total compensation earned was approximately $157,260.

James Cook, the son-in-law of Richard Slifka, our Chairman, and the brother-in-law of Andrew Slifka, our Executive Vice President and director, is an employee of Global GP LLC. During our fiscal year ended December 31, 2017, his total compensation earned was approximately $250,000.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 99.33% to the unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 7,263,213 common units and 0.67% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.67% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $13.4 million on their common units and $0.4 million on the 0.67% general partner interest.

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

Noncompetition

Pursuant to the omnibus agreement and the business opportunity agreement, Richard Slifka agreed, for himself and his respective affiliates, not to engage in, acquire or invest in any of the following businesses: (1) the wholesale and/or retail marketing, sale, distribution and transportation (other than transportation by truck) of refined petroleum products, crude oil, ethanol, propane and biofuels; (2) the storage of refined petroleum products and/or any of the other products identified in (1) or asphalt in connection with any of the activities described in (1); (3) bunkering; and (4) such other activities in which the Partnership, and its direct or indirect subsidiaries, or any of their businesses are engaged or, to the knowledge of Richard Slifka, are planning to become engaged. These noncompetition obligations survive under the omnibus agreement for so long as Richard Slifka, Eric Slifka and/or any of their respective affiliates, individually or as part of a group, control our general partner, and under the business opportunity agreement indefinitely.

Pursuant to Eric Slifka’s and Andrew Slifka’s respective employment agreements with our general partner, each of Eric Slifka and Andrew Slifka agreed, for themselves and their respective affiliates, not to engage in, acquire or invest in any of the following businesses: (1) the wholesale and/or retail marketing, sale, distribution and transportation of refined petroleum products, crude oil, renewable fuels (including ethanol and bio‑fuels), and natural gas liquids (including ethane, butane, propane and condensates); (2) the storage of refined petroleum products and/or any of the other products identified in (1) in connection with any of the activities described in (1); (3) the retail sale of convenience store items and sundries and related food service, whether or not related to the retail sale of refined petroleum products including, without limitation, gasoline; (4) bunkering; and (5) any other business in which the general partner or its affiliates (a) becomes engaged during the period during the period they are employed by the general partner or any of its affiliates, or (b) is preparing to become engaged as of the time of their employment with the general partner or any of its affiliates ends and, with respect to parts (a) and (b) of this clause (5), unless the conflicts committee of the general partner’s board of directors approve such activity. Eric Slifka’s and Andrew Slifka’s noncompetition obligations survive for two years following the termination of their respective employment.

In addition, Eric Slifka’s and Andrew Slifka’s employment agreements include, and Eric Slifka and Andrew Slifka both agreed to, a confidentiality provision and a nonsolicitation provision, which generally will continue for two years following Eric Slifka’s and Andrew Slifka’s termination of employment.

Shared Services Agreement

We are party to a shared services agreement with Global Petroleum Corp. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. Under this agreement, we provide Global Petroleum Corp. with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. pays or paid us an amount based upon the cost associated with the provision of such services. In addition, until February 1, 2015 (in connection with our acquisition of our petroleum products storage terminal located in Revere, Massachusetts from Global Petroleum Corp. and others), Global Petroleum Corp. provided us with certain terminal, environmental and operational support services, for which we paid a fee based on an agreed assessment of the cost associated with the provision of such services. With respect to the shared services agreement, we paid to Global Petroleum Corp. a total of $0, $0 and $8,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The agreement with Global Petroleum Corp. was amended and restated on March 11, 2015 to remove the terminal, environmental and operational support services that had been provided to us. Under the amended and restated agreement, we will continue to provide Global Petroleum Corp. with certain tax, accounting, treasury and legal services at an agreed assessment of the cost associated with the provision of such services for an indefinite term, and any party may terminate its receipt of some or all of the services thereunder upon 90 days’ prior written notice. As of December 31, 2017, no notice of termination had been given under the agreement with Global Petroleum Corp. as then in effect.

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

Relationship of Management with Global Petroleum Corp.

Some members of our management team are also officers and/or directors of our affiliate, Global Petroleum Corp. Global Petroleum Corp. is wholly owned by ASRS Global General Partnership, an entity that is owned equally by Richard Slifka and by the Alfred A. Slifka 1990 Trust Under Article II-A. Messrs. Faneuil and Rudinsky spend a portion of their time providing services to Global Petroleum Corp. under a shared services agreement. Please read “—Shared Services Agreement.”

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

Director Independence

Please read Part III, Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2017 and 2016 calendar years. The audit committee’s charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non‑audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit‑related, tax and all other fees categories below were approved by the audit committee.

Pre‑approved fees to Ernst & Young LLP for the fiscal year ended December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Audit Fees (1)	$4,225	$4,208
Audit—Related Fees	112	123
Tax Fees (2)	1,870	1,795
Total	$6,207	$6,126

(1)

Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young’s audits of the effectiveness of our internal control over financial reporting at December 31, 2017 and 2016.

(2)	Tax fees included tax planning and tax return preparation.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are included with the filing of this Annual Report:
1.	Financial statements—See “Index to Financial Statements” on page F‑1.
2.	Financial statement schedules—Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits—The following is a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.
Exhibit Number		Description
2.1**	—

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

3.3	—

Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Global Partners LP, dated December 27, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8‑K filed on December 28, 2017).

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

10.19^	—	Form of Director Unit Award Letter (incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10‑K filed on March 13, 2015).
10.20	—

Second Amended and Restated Services Agreement, dated as of March 11, 2015, by and among Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10‑K filed on March 13, 2015).

10.21	—

Purchase Agreement, dated June 1, 2015 among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on June 4, 2015).

10.22^	—	Form of Restricted Unit Award Grant Letter (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q filed on August 7, 2015).
10.23^	—	Form of Cash Award Grant Letter (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10‑Q filed on August 7, 2015).
10.24^	—	Form of Phantom Unit Agreement (Cash Settlement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed on November 6, 2015).
10.25	—

Third Amended and Restated Credit Agreement, dated as of April 25, 2017, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp., Global Energy Marketing LLC, Global CNG LLC, Alliance Energy LLC, Cascade Kelly Holdings LLC and Warren Equities, Inc. as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Currency Fronting Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as an L/C Issuer, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, Citizens Bank, N.A., Societe Generale, BNP Paribas and The Bank of Tokyo-Mitsubishi UFJ, Ltd. NY Branch as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank N.A., Societe Generale, BNP Paribas, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. NY Branch as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q‑Q filed on May 9, 2017).

10.26^	—

Form of Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8‑K filed on August 22, 2017).

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

†	Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.
††	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment, dated May 9, 2014 (SEC File No. 001-32593).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Partners LP
	By:	Global GP LLC,
its general partner
Dated: March 9, 2018		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2018.

Signature	Title

/s/ Eric Slifka	President, Chief Executive Officer and Director
Eric Slifka	(Principal Executive Officer)

/s/ Daphne H. Foster	Chief Financial Officer and Director
Daphne H. Foster	(Principal Financial Officer)

/s/ Matthew Spencer	Chief Accounting Officer
Matthew Spencer	(Principal Accounting Officer)

/s/ Andrew Slifka	Executive Vice President,
Andrew Slifka	President, Alliance Gasoline Division and Director

/s/ Richard Slifka	Chairman
Richard Slifka

/s/ David K. McKown	Director
David K. McKown

/s/ Robert J. McCool	Director
Robert J. McCool

/s/ Kenneth I. Watchmaker	Director
Kenneth I. Watchmaker

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Partners LP (the Partnership) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), partners’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2004.

Boston, Massachusetts

March 9, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on Internal Control over Financial Reporting

We have audited Global Partners LP's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), partners’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Partnership and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 9, 2018

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$14,858	$10,028
Accounts receivable, net (less allowance of $4,605 and $5,549 as of December 31, 2017 and 2016, respectively)	417,263	421,360
Accounts receivable—affiliates	3,773	3,143
Inventories	350,743	521,878
Brokerage margin deposits	9,681	27,653
Derivative assets	3,840	21,382
Prepaid expenses and other current assets	77,977	70,022
Total current assets	878,135	1,075,466
Property and equipment, net	1,036,667	1,099,899
Intangible assets, net	56,545	65,013
Goodwill	312,401	294,768
Other assets	36,421	28,874
Total assets	$2,320,169	$2,564,020
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$313,412	$320,262
Working capital revolving credit facility—current portion	126,700	274,600
Environmental liabilities—current portion	5,009	5,341
Trustee taxes payable	110,321	101,166
Accrued expenses and other current liabilities	99,507	70,443
Derivative liabilities	13,708	27,413
Total current liabilities	668,657	799,225
Working capital revolving credit facility—less current portion	100,000	150,000
Revolving credit facility	196,000	216,700
Senior notes	661,774	659,150
Environmental liabilities—less current portion	52,968	57,724
Financing obligations	150,334	152,444
Deferred tax liabilities	40,105	66,054
Other long-term liabilities	56,013	64,882
Total liabilities	1,925,851	2,166,179
Commitments and contingencies (see Note 9)	—	—
Partners’ equity
Global Partners LP equity:
Common unitholders 33,995,563 units issued and 33,645,092 outstanding at December 31, 2017 and 33,995,563 units issued and 33,543,669 outstanding at December 31, 2016)	399,399	401,044
General partner interest (0.67% interest with 230,303 equivalent units outstanding at December 31, 2017 and 2016)	(2,978)	(2,948)
Accumulated other comprehensive loss	(5,468)	(5,441)
Total Global Partners LP equity	390,953	392,655
Noncontrolling interest	3,365	5,186
Total partners’ equity	394,318	397,841
Total liabilities and partners’ equity	$2,320,169	$2,564,020

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2017	2016	2015
Sales	$8,920,552	$8,239,639	$10,314,852
Cost of sales	8,337,500	7,693,149	9,717,183
Gross profit	583,052	546,490	597,669
Costs and operating expenses:
Selling, general and administrative expenses	155,033	149,673	177,043
Operating expenses	283,650	288,547	290,307
Loss on trustee taxes	16,194	—	—
Lease exit and termination expenses	—	80,665	—
Amortization expense	9,206	9,389	13,499
Net (gain) loss on sale and disposition of assets	(1,624)	20,495	2,097
Goodwill and long-lived asset impairment	809	149,972	—
Total costs and operating expenses	463,268	698,741	482,946
Operating income (loss)	119,784	(152,251)	114,723
Interest expense	(86,230)	(86,319)	(73,332)
Income (loss) before income tax benefit (expense)	33,554	(238,570)	41,391
Income tax benefit (expense)	23,563	(53)	1,873
Net income (loss)	57,117	(238,623)	43,264
Net loss attributable to noncontrolling interest	1,635	39,211	299
Net income (loss) attributable to Global Partners LP	58,752	(199,412)	43,563
Less: General partner’s interest in net income (loss), including incentive distribution rights	394	(1,336)	7,667
Limited partners’ interest in net income (loss)	$58,358	$(198,076)	$35,896
Basic net income (loss) per limited partner unit	$1.74	$(5.91)	$1.12
Diluted net income (loss) per limited partner unit	$1.74	$(5.91)	$1.11
Basic weighted average limited partner units outstanding	33,589	33,525	32,178
Diluted weighted average limited partner units outstanding	33,634	33,525	32,323
Distributions per limited partner unit	$1.85	$1.85	$2.74

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$57,117	$(238,623)	$43,264
Other comprehensive (loss) income:
Change in fair value of cash flow hedges	1,037	2,486	4,047
Change in pension liability	(1,064)	167	1,111
Total other comprehensive (loss) income	(27)	2,653	5,158
Comprehensive income (loss)	57,090	(235,970)	48,422
Comprehensive loss attributable to noncontrolling interest	1,635	39,211	299
Comprehensive income (loss) attributable to Global Partners LP	$58,725	$(196,759)	$48,721

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$57,117	$(238,623)	$43,264
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	105,652	111,942	115,851
Amortization of deferred financing fees	5,644	6,019	5,899
Amortization of leasehold interests	631	1,252	794
Amortization of senior notes discount	1,445	1,393	1,089
Bad debt expense	211	231	1,172
Unit-based compensation expense	2,755	4,145	4,208
Write-off of financing fees	573	1,828	—
Net (gain) loss on sale and disposition of assets	(1,624)	20,495	2,097
Goodwill and long-lived asset impairment	809	149,972	—
Deferred income taxes	(25,949)	(18,782)	(3,624)
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	3,886	(110,237)	154,716
Accounts receivable-affiliate	(630)	(565)	1,325
Inventories	173,167	(135,888)	(32,648)
Broker margin deposits	17,972	3,674	(14,129)
Prepaid expenses, all other current assets and other assets	(13,674)	2,987	12,526
Accounts payable	(6,850)	17,410	(172,318)
Trustee taxes payable	9,155	5,902	(15,648)
Change in derivatives	2,346	40,218	(8,869)
Accrued expenses, all other current liabilities and other long-term liabilities	15,806	16,741	(33,199)
Net cash provided by (used in) operating activities	348,442	(119,886)	62,506
Cash flows from investing activities
Acquisitions	(38,479)	—	(561,170)
Capital expenditures	(49,866)	(71,279)	(92,925)
Seller note issuances	(6,086)	—	—
Proceeds from sale of property and equipment	32,787	77,726	4,331
Net cash (used in) provided by investing activities	(61,644)	6,447	(649,764)
Cash flows from financing activities
Proceeds from issuance of common units, net	—	—	109,305
Net (payments on) borrowings from working capital revolving credit facility	(197,900)	176,500	148,100
Net (payments on) borrowings from revolving credit facility	(20,700)	(52,300)	135,200
Proceeds from sale-leaseback, net	—	62,469	—
Proceeds from senior notes, net of discount	—	—	295,338
Payments on line of credit	—	—	(700)
Repurchase of common units	—	—	(3,892)
LTIP units withheld for tax obligations	(522)	—	—
Noncontrolling interest capital contribution	279	—	2,560
Distribution to noncontrolling interest	(465)	(1,798)	(5,280)
Distributions to partners	(62,660)	(62,520)	(97,495)
Net cash (used in) provided by financing activities	(281,968)	122,351	583,136
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	4,830	8,912	(4,122)
Cash and cash equivalents at beginning of year	10,028	1,116	5,238
Cash and cash equivalents at end of year	$14,858	$10,028	$1,116
Supplemental information
Cash paid during the period for interest	$62,512	$64,112	$59,764
Cash paid during the period for income taxes	$7,356	$16,990	$2,772

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity
Balance at December 31, 2014	$599,406	$788	$(13,252)	$49,214	$636,156
Issuance of common units	109,305	—	—	—	109,305
Net income (loss)	35,896	7,667	—	(299)	43,264
Noncontrolling interest capital contribution	—	—	—	2,560	2,560
Distributions to partners	(88,944)	(9,643)	—	—	(98,587)
Distribution to noncontrolling interest	—	—	—	(5,280)	(5,280)
Unit-based compensation	4,208	—	—	—	4,208
Other comprehensive income	—	—	5,158	—	5,158
Repurchase of common units	(3,892)	—	—	—	(3,892)
Dividends on repurchased units	1,092	—	—	—	1,092
Balance at December 31, 2015	657,071	(1,188)	(8,094)	46,195	693,984
Net loss	(198,076)	(1,336)	—	(39,211)	(238,623)
Distributions to partners	(62,892)	(424)	—	—	(63,316)
Distribution to noncontrolling interest	—	—	—	(1,798)	(1,798)
Unit-based compensation	4,145	—	—	—	4,145
Other comprehensive income	—	—	2,653	—	2,653
Dividends on repurchased units	796	—	—	—	796
Balance at December 31, 2016	401,044	(2,948)	(5,441)	5,186	397,841
Net income (loss)	58,358	394	—	(1,635)	57,117
Noncontrolling interest capital contribution	—	—	—	279	279
Distributions to partners	(62,892)	(424)	—	—	(63,316)
Distribution to noncontrolling interest	—	—	—	(465)	(465)
Unit-based compensation	2,755	—	—	—	2,755
Other comprehensive loss	—	—	(27)	—	(27)
LTIP units withheld for tax obligations	(522)	—	—	—	(522)
Dividends on repurchased units	656	—	—	—	656
Balance at December 31, 2017	$399,399	$(2,978)	$(5,468)	$3,365	$394,318

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership is also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores with locations throughout the New England states and New York. As of December 31, 2017, the Partnership had a portfolio of 1,455 owned, leased and/or supplied gasoline stations, including 264 directly operated convenience stores, in the Northeast, Maryland and Virginia. The Partnership also receives revenue from convenience store sales, rental income and sundries. In addition, the Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of December 31, 2017, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,402,924 common units, representing a 21.8% limited partner interest.

2017 Transactions

Acquisition Gasoline Stations and Convenience Stores—On October 18, 2017, the Partnership completed the acquisition of retail gasoline and convenience store assets from Honey Farms, Inc. (“Honey Farms”) in a cash transaction. The acquisition included 11 company-operated retail sites with gasoline and convenience stores and 22 company-operated stand-alone convenience stores. All of the sites are located in and around the greater Worcester, Massachusetts area. See Note 18.

Amended and Restated Credit Agreement—On April 25, 2017, the Partnership and certain of its subsidiaries entered into a third amended and restated credit agreement with aggregate commitments of $1.3 billion and a maturity date of April 30, 2020. See Note 6 for additional information on the credit agreement.

Sale of Natural Gas and Electricity Brokerage Businesses—On February 1, 2017, the Partnership completed the sale of its natural gas marketing and electricity brokerage businesses for a purchase price of approximately $17.3 million, subject to customary closing adjustments. Proceeds from the sale amounted to approximately $16.3 million, and the Partnership realized a gain on the sale of $14.2 million. The sale of the natural gas marketing and electricity brokerage businesses reflects the Partnership’s ongoing program to monetize non-strategic assets not fundamental to its growth strategy. Prior to the sale, the results of the natural gas marketing and electricity brokerage businesses were included in the Commercial segment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

On October 18, 2017, the Partnership acquired retail gasoline and convenience store assets from Honey Farms. The financial results of Honey Farms since the acquisition date are included in the accompanying statement of operations for the year ended December 31, 2017.

On January 7, 2015, the Partnership acquired, through one of its wholly owned subsidiaries, GMG, 100% of the equity interests in Warren Equities, Inc. (“Warren”) from The Warren Alpert Foundation. On January 14, 2015, the Partnership acquired the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”) and related entities. On June 1, 2015, the Partnership acquired, through one of its wholly owned subsidiaries, Alliance Energy LLC (“Alliance”), retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”). The financial results of Warren and the Revere Terminal for the year ended December 31, 2015 and of Capitol for the seven months ended December 31, 2015 are included in the accompanying statements of operations for the year ended December 31, 2015.

See Note 18, “Business Combinations,” for additional information on the Partnership’s acquisitions. The accompanying consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions. Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination and identification of associated goodwill and intangible assets, (ii) fair value of derivative instruments, (iii) accruals and contingent liabilities, (iv) allowance for doubtful accounts, (v) Level 3 valuations for crude oil and propane forward purchase and sales contracts, and (vi) assumptions used to evaluate goodwill, property and equipment and intangibles for impairment; (vii) environmental and asset retirement obligation

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions; and (viii) cost of sales accrual. Although the Partnership believes these estimates are reasonable, actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The carrying value of cash and cash equivalents, including broker margin accounts, approximates fair value.

Accounts Receivable

The Partnership’s accounts receivable primarily results from sales of refined petroleum products, renewable fuels, crude oil and propane to its customers. The majority of the Partnership’s accounts receivable relates to its petroleum marketing and crude oil activities that can generally be described as high volume and low margin activities. The Partnership makes a determination of the amount, if any, of a line of credit it may extend to a customer based on the form and amount of financial performance assurances the Partnership requires. Such financial assurances are commonly provided to the Partnership in the form of standby letters of credit, personal guarantees or corporate guarantees.

The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2017 and 2016, substantially all of the Partnership’s accounts receivable classified as current assets were within payment terms.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consisted of the following at December 31 (in thousands):

	2017	2016
Distillates: home heating oil, diesel and kerosene	$183,059	$180,272
Gasoline	81,504	101,368
Gasoline blendstocks	26,789	54,582
Crude oil	10,809	136,113
Residual oil	28,442	29,536
Propane and other	1,659	3,167
Renewable identification numbers (RINs)	380	631
Convenience store inventory	18,101	16,209
Total	$350,743	$521,878

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third‑party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $9.5 million and $4.0 million at December 31, 2017 and 2016, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $8.4 million and $13.4 million at December 31, 2017 and 2016, respectively. Exchange transactions are valued using current carrying costs.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Minor expenditures for routine maintenance, repairs and renewals are charged to expense as incurred, and major improvements that extend the useful lives of the related assets are capitalized. Depreciation related to the Partnership’s terminal assets and gasoline stations is charged to cost of sales and all other depreciation is charged to selling, general and administrative expenses. Depreciation is charged over the estimated useful lives of the applicable assets using straight‑line methods, and accelerated methods are used for income tax purposes. When applicable and based on policy, which considers the construction period and project cost, the Partnership capitalizes interest on qualified long‑term projects and depreciates it over the life of the related asset.

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

Intangibles

Intangibles are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed over the estimated economic useful lives of the respective intangible assets, ranging from 1 to 20 years.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Long-Lived Asset Impairment

The following table presents goodwill and long-lived asset impairment charges recognized during the years ended December 31 (in thousands):

	2017	2016	2015
Goodwill impairment	$—	$121,752	$—
Long-lived asset impairment	809	28,220	—
Total	$809	$149,972	$—

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Partnership has concluded that its operating segments are also its reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with the Partnership’s disposition activities of Gasoline Distribution and Station Operation (“GDSO”) sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under ASC 805. GDSO reporting unit goodwill that was derecognized related to the disposition of sites that met the definition of a business was $4.0 million and $17.9 million for the years ended December 31, 2017 and 2016, respectively (see Note 5).

Goodwill Impairment Test—2017

On January 1, 2017, the Partnership early adopted Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other” (“ASU 2017-04”), which eliminates step two from the goodwill impairment test, and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. See “—Accounting Standards or Updates Recently Adopted” for additional information.

During 2017, the Partnership completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro‑economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on the Partnership’s assessment, no impairment was identified.

Goodwill Impairment Test—2016 and 2015

As disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, the declining crude oil prices, changes in certain market conditions and decline in the Partnership’s common unit price, collectively caused the Partnership to reassess its goodwill allocated to the Wholesale reporting unit for impairment as of December 31, 2015. The Partnership’s results in 2015 were negatively impacted by tighter crude oil differentials. Certain of the key assumptions in the development of discounted cash flows used to evaluate the Wholesale reporting unit included the expectation of a recovery from tight crude oil differentials and low crude oil prices within 2017. Based on the results of this assessment, the Partnership concluded that step two of the quantitative assessment was not necessary and no impairment for the year ended December 31, 2015.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. Prior to the adoption of ASU 2017-04, the impairment test included either a qualitative assessment or a two-step quantitative assessment. The impairment test’s qualitative assessment was to be used in order to conclude if it was more likely than not that the reporting unit’s fair value exceeded its carrying value. Factors considered in the qualitative analysis included changes in the business and industry, as well as macro-economic conditions, that would have influenced the fair value of the reporting unit as well as changes in the carrying values of the reporting unit. In the impairment test’s two-step quantitative assessment, the fair value of each reporting unit was to be determined and compared to the book value of the reporting unit as determined under step one. If the fair value of the reporting unit was less than the book value, including goodwill, then step two was to be performed to compare the carrying amount of reporting unit goodwill to the implied fair value of that goodwill. If the carrying amount of reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss would have been recognized for that excess with a charge to operations. The Partnership calculated the fair value of each reporting unit using a combination of discounted cash flows and market comparables.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2016, the key assumptions included in the development of the discounted cash flow value for each reporting unit included:

Future commodity volumes and margins.  The discounted cash flows were based on a five-year forecast with an estimate of terminal values. In general, the reporting units’ fair values were most sensitive to volume and gross margin assumptions. The Wholesale reporting unit’s cash flows were significantly influenced by the crude oil market, given the Partnership’s 2013 investment in transloading terminals in North Dakota and Oregon.

Discount rate commensurate with the risks involved.  The Partnership applied a discount rate to its expected cash flows based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. A higher discount rate decreases the net present value of cash flows.

Future capital requirements.  The Partnership’s estimates of future capital requirements were based upon a combination of authorized spending and internal forecasts.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Evaluation of Long-Lived Asset Impairment

Accounting and reporting guidance for long‑lived assets requires that a long‑lived asset (group) be reviewed for impairment when events or changes in circumstances indicate that the carrying amount might not be recoverable. Accordingly, the Partnership evaluates long-lived assets for impairment whenever indicators of impairment are identified. If indicators of impairment are present, the Partnership assesses impairment by comparing the undiscounted projected future cash flows from the long‑lived assets to their carrying value. If the undiscounted cash flows are less than the carrying value, the long‑lived assets will be reduced to their fair value.

In 2017, the Partnership recognized an impairment charge of $0.8 million relating to long-lived assets at certain gasoline stations and convenience stores. These assets are allocated to the GDSO segment, and the impairment is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the year ended December 31, 2017.

In 2016, the Partnership recognized an impairment charge of $23.2 million relating to long-lived assets used at its crude oil transloading terminals in North Dakota. Additionally, the Partnership recognized an impairment charge of approximately $2.9 million associated with certain long-lived assets at its Albany, New York terminal and all development work in Port Arthur, Texas associated with the initial investments related to expanding the Partnership’s ability to handle crude oil at those locations. The long-term recoverability of these assets has been adversely impacted by a prolonged decline in crude oil prices and crude oil differentials. The method used for determining fair value of these assets relied on a combination of the cost and market approaches. These terminal assets are allocated to the Wholesale segment, and the total impairment charge of $26.1 million is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the year ended December 31, 2016.

Also in 2016, the Partnership recognized an impairment charge of $1.9 million associated with the long-lived assets used in supplying compressed natural gas (“CNG”) which is viewed as an alternative fuel to oil. The long-term recoverability of these assets has been adversely impacted by the decline in commodity prices and the cost differential between natural gas and oil. As oil has remained an attractive alternative to CNG due to lower oil prices, the related impact on the CNG operating and cash flows was determined to be an impairment indicator, resulting in the impairment of the CNG long-lived assets during the year ended December 31, 2016. The method used for determining fair value of the CNG assets relied on the market approach. The impairment charge is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the year ended December 31, 2016. The CNG assets were allocated to the Commercial segment. On November 1, 2016, the Partnership sold its CNG assets.

Additionally in 2016, the Partnership recognized an impairment charge of $0.3 million associated with the long-lived assets of one discrete GDSO site in its GDSO segment. The method used for determining fair value of this site relied on the market approach. The impairment charge is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the year ended December 31, 2016.

In 2015, no material impairment charges were recognized.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long‑lived assets that result from the acquisition, construction, development or operation of long‑lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs. The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory requirements for UST removal or policy. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Partnership had approximately $8.0 million and $8.3 million in total asset retirement obligations at December 31, 2017 and 2016, respectively, which are included in other long‑term liabilities in the accompanying balance sheets.

Leases

The Partnership has terminal and throughput lease arrangements with various oil terminals and third parties, certain of which arrangements have minimum usage requirements. In addition, the Partnership leases certain gasoline stations from third parties under long‑term arrangements with various expiration dates. The Partnership also has several long‑term lease agreements with Getty Realty, which enables the Partnership to supply and operate certain Getty Realty gasoline station sites, and with the Port of St. Helens in Clatskanie, Oregon for land and for access rights to a rail spur and dock located at its Oregon facility.

The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The Partnership also leases railcars and barges through various lease arrangements with various expiration dates. The Partnership has rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of its terminals. Additionally, the Partnership has capital leases for other computer equipment and leasehold improvements.

In addition, in June of 2016, the Partnership sold real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores. In connection with this sale-leaseback transaction, the Partnership is party to a master unitary lease agreement with the buyer to lease back those real property assets sold with respect to such sites (see Note 6).

Accounting and reporting guidance for leases requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result in an economic penalty. Lease rental expense and income is recognized on a straight‑line basis over the term of the lease.

Early Termination of Railcar Sublease

On December 21, 2016 (effective December 31, 2016), the Partnership voluntarily terminated early a sublease with a counterparty for 1,610 railcars that were underutilized due to unfavorable market conditions in the crude oil by rail market. Separately, the Partnership entered into a fleet management services agreement (effective January 1, 2017) with the counterparty, pursuant to which the Partnership will provide future railcar storage, freight, cleaning, insurance and other services on behalf of the counterparty. As a result of the sublease termination, the Partnership recognized a lease exit expense of $80.7 million consisting of (i) $61.7 million cash consideration in settlement of the remaining lease payments, (ii) $10.7 million of accrued incremental costs relating to the Partnership’s obligations under the sublease to return and manage the railcars through lease expiration, and (iii) $8.3 million associated with derecognizing prepaid rent accumulated from the recognition of lease rental expense on a straight‑line basis over the original term of the lease. The $10.7 million of accrued incremental costs include future railcar storage, freight, cleaning, insurance and other services, and were recognized at present value based on the estimated timing of when the costs would be incurred using a discount rate of 10%. These incremental costs will be incurred through August of 2019 in conjunction with the services to be performed by the Partnership under the fleet management services agreement entered into with the counterparty contemporaneously with the sublease termination.

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

The $61.7 million cash settlement of the contractual commitment represented a $10.2 million savings of the Partnership’s lease rental obligations remaining over the lease term through August of 2019. The termination of the sublease eliminated lease payments related to these railcars of approximately $30.0 million in 2017 and future lease payments of approximately $29.0 million and $13.0 million in 2018 and 2019, respectively.

In connection with the sublease termination, the Partnership amended its prior credit agreement to permit the use of borrowings to make the early termination payment.

Revenue Recognition

Sales relate primarily to the sale of refined petroleum products, renewable fuels, crude oil and propane and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. The Partnership may also provide for shipping costs at the time of sale, which are included in cost of sales. In addition, the Partnership generates revenue from its logistics activities when it engages in the storage, transloading and shipment of products owned by others. Revenue for logistics services is recognized as services are provided.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership also recognizes convenience store sales of gasoline, grocery and other merchandise and commissions on lottery at the time of the sale to the customer. Gasoline station rental income is recognized on a straight‑line basis over the term of the lease.

Product revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products, renewable fuels and crude oil of a desired quality or to reduce transportation costs by taking delivery of products closer to the Partnership’s end markets. The Partnership recognizes net exchange differentials due from exchange partners in sales upon delivery of product to an exchange partner. The Partnership recognizes net exchange differentials due to exchange partners in cost of sales upon receipt of product from an exchange partner.

The amounts recorded for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses.

Trustee Taxes

The Partnership collects trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. Examples of trustee taxes include, among other things, motor fuel excise tax and sales and use tax. As such, it is the Partnership’s policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities. See Note 10 for additional information.

The Partnership may be subject to audits of its state and federal tax returns prepared for trustee taxes. Historically, any tax adjustments from such audits have been deemed immaterial by the Partnership and have been included in cost of sales. In November of 2017, the Partnership received an assessment from a state taxing authority in connection with its audit of the Partnership’s fuel and sales tax returns for the periods from December 2008 through August 2013 (the “Audit”). In February of 2018, the Partnership agreed to administratively close the Audit, and, as a result, recognized a loss on trustee taxes of $16.2 million during the fourth quarter of 2017, which is included in the accompanying consolidated statement of operations for the year ended December 31, 2017. The loss on trustee taxes consists of both tax and interest, with no penalties being assessed. Although the Audit has been administratively closed, the Partnership has the right to seek recovery of the payment of the trustee tax. While the Partnership believes it has meritorious arguments and defenses to recover a majority of the tax and interest assessed, the Partnership cannot be certain of such outcome.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Transactions

Gains/(losses) realized from transactions denominated in foreign currencies are included in cost of sales in the consolidated statements of operations and totaled $0, ($251,000) and ($714,000) for the years ended December 31, 2017, 2016 and 2015, respectively.

.

Concentration of Risk

Financial instruments that potentially subject the Partnership to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, firm commitments and, under certain circumstances, futures contracts, forward fixed price contracts, options and swap agreements, all of which may be used to hedge commodity and interest rate risks. The Partnership invests excess cash in investment‑grade securities. The Partnership provides credit in the normal course of its business. The Partnership performs ongoing credit evaluations of its customers and provides for credit losses based on specific information and historical trends. Credit risk on trade receivables is minimized as a result of the Partnership’s large customer base. Losses have historically been within management’s expectations. See Note 7 for a discussion regarding risk of credit loss related to futures contracts, forward fixed price contracts, options and swap agreements. The Partnership’s wholesale and commercial customers of refined petroleum products, renewable fuels, crude oil and propane are primarily located in the Northeast. The Partnership’s retail gasoline stations and directly operated convenience stores are located in the Northeast, Maryland and Virginia.

Due to the nature of the Partnership’s business and its reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline during the late spring and summer months than

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the years ended December 31:

	2017	2016	2015
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	65%	64%	59%
Crude oil sales and crude oil logistics revenue	5%	7%	12%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	26%	24%	25%
Convenience store sales, rental income and sundries	4%	5%	4%
Total	100%	100%	100%

Prior to the February 2017 sale of the Partnership’s natural gas marketing and electricity brokerage businesses, the Partnership sold natural gas to industrial and commercial customers.

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the years ended December 31:

	2017	2016	2015
Wholesale segment	23%	23%	30%
Gasoline Distribution and Station Operations segment	74%	73%	66%
Commercial segment	3%	4%	4%
Total	100%	100%	100%

Prior to the February 2017 sale of the Partnership’s natural gas marketing and electricity brokerage businesses, product margin from natural gas was included in the Commercial segment.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives Not Accounted for as Hedges – The Partnership utilizes petroleum and ethanol commodity contracts, foreign currency derivatives and, prior to the sale of the Partnership’s natural gas marketing and electricity brokerage businesses, natural gas commodity contracts to hedge price and currency risk in certain commodity inventories and physical forward contracts.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Natural Gas Commodity Contracts

Prior to the sale of the Partnership’s natural gas marketing and electricity brokerage businesses in February 2017, the Partnership used physical forward purchase contracts to hedge price risk associated with the marketing and selling of natural gas to third‑party users. These physical forward purchase commitments for natural gas were typically executed when the Partnership entered into physical forward sale commitments of product for physical delivery. These physical forward contracts, to the extent they met the definition of a derivative, were reflected as derivative assets and derivative liabilities in the consolidated balance sheet. Changes in fair value of the forward purchase and sale commitments were recognized in the consolidated statement of operations through cost of sales.

Foreign Currency Contracts

The Partnership may use forward foreign currency contracts to hedge certain foreign denominated (Canadian) commodity product purchases. These forward foreign currency contracts are not designated by the Partnership as hedges and are reflected as prepaid expenses and other current assets or accrued expenses and other current liabilities in the consolidated balance sheets. Changes in fair values of these forward foreign currency contracts are reflected in cost of sales.

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

See Note 7, “Derivative Financial Instruments,” for additional information.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income (Loss) Income Per Limited Partner Unit

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

Common units outstanding as reported in the accompanying consolidated financial statements at December 31, 2017 and 2016 excluded 350,471 and 451,894 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 15).  The decrease in common units outstanding from December 31, 2016 is primarily due to a long-term incentive plan award that vested during the year ended December 31, 2017. These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income (loss) to the limited partners’ interest for purposes of computing net income (loss) per limited partner unit (in thousands, except per unit data):

	Year Ended December 31, 2017
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP	$58,752	$58,358	$394	$—
Declared distribution	$63,316	$62,892	$424	$—
Assumed allocation of undistributed net loss	(4,564)	(4,534)	(30)	—
Assumed allocation of net income	$58,752	$58,358	$394	$—
Denominator:
Basic weighted average limited partner units outstanding		33,589
Dilutive effect of phantom units		45
Diluted weighted average limited partner units outstanding		33,634
Basic net income per limited partner unit		$1.74
Diluted net income per limited partner unit		$1.74

	Year Ended December 31, 2016
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net loss attributable to Global Partners LP	$(199,412)	$(198,076)	$(1,336)	$—
Declared distribution	$63,316	$62,892	$424	$—
Assumed allocation of undistributed net loss	(262,728)	(260,968)	(1,760)	—
Assumed allocation of net loss	$(199,412)	$(198,076)	$(1,336)	$—
Denominator:
Basic weighted average limited partner units outstanding		33,525
Dilutive effect of phantom units		—
Diluted weighted average limited partner units outstanding		33,525
Basic net loss per limited partner unit		$(5.91)
Diluted net loss per limited partner unit (1)		$(5.91)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2015
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP (2)	$43,563	$35,896	$7,667	$—
Declared distribution	$92,059	$84,055	$582	$7,422
Assumed allocation of undistributed net loss	(48,496)	(48,159)	(337)	—
Assumed allocation of net income	$43,563	$35,896	$245	$7,422
Denominator:
Basic weighted average limited partner units outstanding		32,178
Dilutive effect of phantom units		145
Diluted weighted average limited partner units outstanding		32,323
Basic net income per limited partner unit		$1.12
Diluted net income per limited partner unit		$1.11

(1)

Basic units were used to calculate diluted net loss per limited partner unit for the year ended December 31, 2016, as using the effects of phantom units would have an anti-dilutive effect on net loss per limited partner unit.

(2)

As a result of the June 2015 issuance of 3,000,000 common units (see Note 17), the general partner interest was reduced to 0.67% from 0.74% and was, based on a weighted average, approximately 0.70% for the year ended December 31, 2015.

The board of directors of the General Partner declared the following quarterly cash distributions for the four quarters ended December 31, 2017:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 28, 2017	$0.4625	March 31, 2017
July 28, 2017	$0.4625	June 30, 2017
October 27, 2017	$0.4625	September 30, 2017
January 29, 2018	$0.4625	December 31, 2017

See Note 16, “Partners’ Equity, Allocations and Cash Distributions” for further information.

Accounting Standards or Updates Recently Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other.” This standard eliminates step two from the goodwill impairment test, and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This standard is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This standard must be applied on a prospective basis. The Partnership adopted this standard on January 1, 2017. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) This standard simplifies several aspects of the accounting for share-based payment award transactions, including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. This standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Partnership adopted this standard on

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2017. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

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

Accounting Standards or Updates Not Yet Effective

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” This standard expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This standard is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and early adoption is permitted. The Partnership is assessing the impact this standard will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation–Stock Compensation: Scope of Modification Accounting.” This standard clarifies that modification accounting for share-based payment awards should not be applied if the fair value, vesting conditions, and the classification of the modified award as an equity instrument or as a liability instrument are the same before and immediately after the modification. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Adoption will be applied prospectively to awards modified on or after the adoption date. The Partnership is assessing the impact this standard will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. This standard is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted for annual periods beginning after December 15, 2018. The Partnership is assessing the impact this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” and has modified the standard thereafter. This standard, as amended, amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This standard is effective beginning in the first quarter of 2019. Early adoption of this standard is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is assessing the impact this standard will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) and has modified the standard thereafter. This standard, as amended, replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017, at which point the Partnership plans to adopt the standard. The Partnership believes that the adoption of this standard will not have a material impact on the recognition of revenue on the Partnership’s consolidated financial statements. The Partnership continues to evaluate what the impact this standard may have in the financial statement disclosures. To perform the evaluation, the Partnership established a cross-functional implementation team consisting of representatives from across all of the Partnership’s operating segments. Based on evaluation efforts performed, the Partnership concluded that a portion of its current and prospective revenue will be outside the scope of the standard. Of the Partnership’s revenue recognized for the year ended December 31, 2017, approximately 40% originated as forward physical contracts (within the Wholesale and Commercial segments) which are accounted for as derivatives and approximately 1% is rental income (within the GDSO segment) which is accounted for as leases and are both outside the scope of ASU 2014-09. The Partnership’s implementation team has substantially completed its review of customer contracts and believes that the adoption of this standard will not materially impact the timing or measurement of the Partnership’s revenue recognition. The Partnership expects to finalize its review and conclusions during the first quarter ending March 31, 2018, including the evaluation of any changes to internal controls and financial statement disclosures.

The FASB allows two adoption methods under ASU 2014-09. Under one method, an entity will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, an entity will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules (“modified retrospective method”). The Partnership will adopt the modified retrospective method.

.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Goodwill and Intangible Assets

The following table presents changes in goodwill by segment (in thousands):

	Goodwill Allocated to
	Wholesale	GDSO
	Reporting	Reporting
	Unit	Unit	Total
Balance at December 31, 2015	$121,752	$313,617	$435,369
Impairment (1)	(121,752)	—	(121,752)
Disposals (2)	—	(17,920)	(17,920)
Other activity (3)	—	(929)	(929)
Balance at December 31, 2016	—	294,768	$294,768
Acquisition of Honey Farms	—	21,630	21,630
Disposals (2)	—	(3,997)	(3,997)
Balance at December 31, 2017	$—	$312,401	$312,401

(1)	See Note 2 for a description of the facts and circumstances related to the impairment charges recognized in 2016.
(2)	Disposals represent derecognition of goodwill associated with the sale and disposition of certain assets (see Note 5).
(3)	Other activity represents changes to goodwill as a result of finalizing the acquisition accounting related to the acquisition of Warren Equities, Inc. (see Note 18).

Intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets	Period
At December 31, 2017
Intangible assets subject to amortization:
Terminalling services	$26,365	$(13,758)	$12,607	20 years
Customer relationships	43,986	(40,760)	3,226	2-15 years
Supply contracts	77,771	(38,800)	38,971	5-15 years
Favorable leasehold interests	3,380	(2,717)	663	2-5 years
Brand incentive program	1,445	(1,421)	24	5 years
Other intangible assets	1,729	(675)	1,054	1-20 years
Total intangible assets	$154,676	$(98,131)	$56,545
At December 31, 2016
Intangible assets subject to amortization:
Terminalling services	$26,365	$(12,423)	$13,942	20 years
Customer relationships	43,986	(40,323)	3,663	2-15 years
Supply contracts	77,771	(31,674)	46,097	5-15 years
Favorable leasehold interests	2,960	(2,086)	874	2-5 years
Brand incentive program	1,445	(1,276)	169	5 years
Other intangible assets	779	(511)	268	20 years
Total intangible assets	$153,306	$(88,293)	$65,013

The aggregate amortization expense was approximately $9.2 million, $9.4 million and $13.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, in connection with the 2015 acquisitions of Warren and Capitol, the Partnership recognized amortization expense related to leasehold interests of $0.6 million,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 million and $0.8 million in 2017, 2016 and 2015, respectively. The decrease in amortization expense in 2017 compared to 2016 was due to intangible assets that became fully amortized during 2017.

The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2018	$9,912
2019	9,254
2020	8,997
2021	8,809
2022	5,831
Thereafter	13,742
Total intangible assets	$56,545

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2017	2016
Buildings and improvements	$1,015,386	$984,373
Land	409,146	418,025
Fixtures and equipment	42,959	40,354
Idle plant assets	30,500	30,500
Construction in process	22,403	42,069
Capitalized internal use software	30,626	20,097
Total property and equipment	1,551,020	1,535,418
Less accumulated depreciation	514,353	435,519
Total	$1,036,667	$1,099,899

Property and equipment includes assets held for sale of $12.4 million and $17.5 million at December 31, 2017 and 2016, respectively (see Note 5).

At December 31, 2017, the Partnership had a $57.2 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at December 31, 2017 and 2016.

If the Partnership is unable to generate cash flows to support the recoverability of the plant and facility assets, this may become an indicator of potential impairment of the West Coast facility. Associated with the fair value appraisals determined by third-party valuation specialists in support of the Partnership’s 2016 step two goodwill impairment test, the Partnership received an estimated fair value for the West Coast facility significantly in excess of the $57.2 million remaining net book value. The estimated fair value obtained was based on market comparable transactions for sale of ethanol plant assets, both active and idle, at the time of sale. While the fair value analysis was not prepared or obtained to support the recoverability of the West Coast facility or idle plant assets, the Partnership does not believe that changes in assumptions would impact the estimated fair value such that it might result in a fair value estimate of the West Coast facility that would be less than the $57.2 million net book value at December 31, 2017. The Partnership will

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to monitor the market for ethanol, the continued business development of this facility for either ethanol or crude oil transloading, and the related impact this may have on the facility’s operating cash flows and whether this would constitute an impairment indicator.

Construction in process in 2017 included $11.7 million in costs associated with the Partnership’s terminals and $10.7 million in costs related to the Partnership’s gasoline stations.

Construction in process in 2016 included $20.0 million in costs associated with the Partnership’s terminals, which primarily included investments in information technology and tank construction projects and $22.1 million in costs related to the Partnership’s gasoline stations.

Depreciation

Depreciation expense allocated to cost of sales was approximately $88.5 million, $95.6 million and $94.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in 2017 compared to 2016 and 2015 was primarily due to the 2016 impairment of long-lived assets used at the Partnership’s crude oil transloading terminals in North Dakota.

Depreciation expense allocated to selling, general and administrative expenses was approximately $7.9 million, $7.0 million and $7.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 5. Sale and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the years ended December 31 (in thousands):

	2017	2016	2015
Sale of natural gas brokerage and electricity businesses	$(14,172)	$—	$—
Periodic divestiture of gasoline stations	818	396	1,095
Strategic asset divestiture program - Mirabito disposition	—	3,868	—
Strategic asset divestiture program - Real estate firm coordinated sale	1,603	1,115	—
Loss on assets held for sale	9,988	14,952	234
Other	139	164	768
Total	$(1,624)	$20,495	$2,097

Sale of Natural Gas and Electricity Brokerage Businesses

On February 1, 2017, the Partnership completed the sale of its natural gas marketing and electricity brokerage businesses for a purchase price of approximately $17.3 million, subject to customary closing adjustments. Proceeds from the sale amounted to approximately $16.3 million, and the Partnership realized a gain on the sale of $14.2 million for the year ended December 31, 2017. See Note 1.

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations. The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to losses of $0.8 million, $0.4 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Strategic Asset Divestiture Program

The Partnership identified certain non-strategic GDSO sites that are part of its Strategic Asset Divestiture Program (the “Divestiture Program”).

Mirabito Disposition—On August 22, 2016, Drake Petroleum Company, Inc., an indirect wholly owned subsidiary of the Partnership, completed its sale to Mirabito Holdings, Inc. (“Mirabito”) of 30 gasoline stations and convenience stores located in New York and Pennsylvania (the “Drake Sites”) for an aggregate total cash purchase price of approximately $40.0 million (the “Mirabito Disposition”). The Drake Sites were a portion of the sites that were acquired by the Partnership in connection with the acquisition of Warren on January 7, 2015 (see Note 18).

The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and disposition costs, is recorded in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a $3.9 million loss for the year ended December 31, 2016, including the derecognition of $12.8 million of GDSO goodwill.

Real Estate Firm Coordinated Sale—The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites. As of December 31, 2017 and since the Divesture Program was implemented, the Partnership has completed the sale of 66 of these sites, of which 37 sites were sold during the year ended December 31, 2017. The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to losses of $1.6 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively, including the derecognition of $4.0 million and $5.1 million of GDSO goodwill for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the criteria to be presented as held for sale was met for 18 of the remaining sites.

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale.

The Partnership classified 8 sites and 17 sites as held for sale at December 31, 2017 and 2016, respectively, which are periodic divestiture gasoline station sites. The Partnership recorded impairment charges related to these assets held for sale in the amount of $0.9 million, $5.6 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations.

Additionally, the Partnership classified 18 sites associated with the real estate firm coordinated sale discussed above as held for sale at December 31, 2017. The Partnership recorded impairment charges related to these assets held for sale in the amount of $9.1 million for the year ended December 31, 2017, which are included in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations. The Partnership recorded impairment charges related to assets held for sale at December 31, 2016 of $9.4 million for the year ended December 31, 2016.

Assets held for sale of $12.4 million and $17.5 million at December 31, 2017 and 2016, respectively, are included in property and equipment in the accompanying balance sheets. Assets held for sale are expected to be sold within the next 12 months.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

Note 6. Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.3 billion senior secured credit facility (the “Credit Agreement”). The Credit Agreement will mature on April 30, 2020.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The average interest rates for the Credit Agreement were 3.7%, 3.5% and 3.6% for the years ended December 31, 2017, 2016 and 2015, respectively. The increase for 2017 compared to 2016 is due to increases in market interest rates. The decline in the average interest rates in 2016 compared to 2015 is due to the May 2016 expiration of an interest rate swap.

As of December 31, 2017, the Partnership had one interest rate swap which was used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates. See Note 2 and Note 7 for additional information.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.35% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at December 31, 2017, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $100.0 million over the next twelve months and, therefore, classified $126.7 million as the current portion at December 31, 2017, representing the amount the Partnership expects to pay down over the next twelve months. The long-term portion of the working capital revolving credit facility was $100.0 million and $150.0 million at December 31, 2017 and 2016, respectively, and the current portion was $126.7 million and $274.6 million at December 31, 2017 and 2016, respectively. The decrease in total borrowings under the working capital revolving credit facility of $197.9 million from December 31, 2016 was due in part to reduced inventory volume due to a change in market structure.

As of December 31, 2017, the Partnership had total borrowings outstanding under the Credit Agreement of $422.7 million, including $196.0 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $67.0 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $810.3 million and $764.8 million at December 31, 2017 and 2016, respectively.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2017. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement). In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financing Obligations

Capitol Acquisition

In connection with the Capitol acquisition on June 1, 2015, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of approximately $9.6 million, $9.6 million and $5.6 million was recorded for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in interest expense in the accompanying statements of operations. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $9.7 million, $9.5 million, and $5.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The financing obligation balance outstanding at December 31, 2017 was $87.8 million associated with the Capitol acquisition.

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

The sale did not meet the criteria for sale accounting as of December 31, 2017 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2017.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated. The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.4 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively, and lease rental payments were $4.5 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively. The financing obligation balance outstanding at December 31, 2017 was $62.5 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In connection with the amendment to the Credit Agreement in April 2017, the Partnership capitalized additional financing fees of $8.0 million for the year ended December 31, 2017. The Partnership had unamortized deferred financing fees of $15.9 million and $14.1 million at December 31, 2017 and 2016, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $9.6 million and $6.5 million at December 31, 2017 and 2016, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $5.4 million and $6.6 million at December 31, 2017 and 2016, respectively. Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million and $1.0 million at December 31, 2017 and 2016, respectively.

On April 25, 2017, the Partnership entered into the Credit Agreement, a new facility that extended the maturity date and reduced the total commitment of the prior credit agreement. As a result, the Partnership incurred expenses of approximately $0.6 million associated with the write-off of a portion of the related deferred financing fees. These expenses are included in interest expense in the accompanying statement of operations for the year ended December 31, 2017.

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

Amortization expense of approximately $5.6 million, $6.0 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, is included in interest expense in the accompanying consolidated statements of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Derivative Financial Instruments

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at December 31, 2017:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	58,842	Thousands of barrels
Short	(61,886)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	8,433	Thousands of barrels
Short	(3,309)	Thousands of barrels

Interest Rate Swap	$100.0	Millions of U.S. dollars

(1)

Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

Derivatives Not Accounted for as Hedges

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
	Recognized in Income on
	Derivatives	2017	2016	2015
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$26,118	$(34,461)	$151,344

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(23,247)	$41,860	$(158,987)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The Partnership’s cash flow hedges for 2017, 2016 and 2015 primarily included interest rate swaps that were hedges of variability in forecasted interest payments due to changes in the interest rate on LIBOR-based borrowings, a summary of which includes the following designations:

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

At December 31, 2017, the Partnership had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.

The following table presents the amount of gains and losses from the Partnership’s derivative instruments designated in cash flow hedging relationships recognized in the consolidated statements of operations and partners’ equity for the years ended December 31 (in thousands):

				Location of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from	Amount of Gain (Loss)
	Recognized in			Accumulated Other	Reclassified from Other
	Other Comprehensive			Comprehensive Income into	Comprehensive Income into
Derivatives Designated in	Income on Derivatives (Effective Portion)			Income (Effective Portion)	Income (Effective Portion)
Cash Flow Hedging Relationship	2017	2016	2015		2017	2016	2015
Interest rate swaps	$1,037	$2,173	$3,353	Interest expense	$—	$—	$—
Interest rate cap (1)	—	—	(17)	Interest expense	—	—	—
Total	$1,037	$2,173	$3,336		$—	$—	$—

(1)

The interest rate cap was de-designated as a cash flow hedge in June 2014. Prepaid interest rate caplet amounts recognized in accumulated other comprehensive income up until the date of de-designation have been frozen in partner’s equity as of the de-designation date and were being amortized to income through the tenor of the interest rate cap instrument. The change in the fair value of the interest rate cap following de-designation is reflected in earnings and was immaterial for the years ended December 31, 2016 and 2015. As of December 31, 2016, the interest rate caplets were fully amortized as the interest rate cap expired in April 2016.

The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for the years ended December 31, 2017, 2016 and 2015.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Accounted for as Hedges

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
Derivatives not designated as	Recognized in
hedging instruments	Income on Derivatives	2017	2016	2015
Commodity contracts	Cost of sales	$9,502	$3,118	$5,930
Forward foreign currency contracts	Cost of sales	—	71	191
Total		$9,502	$3,189	$6,121

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at December 31, 2017 and 2016 (in thousands):

		December 31, 2017
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$32,483	$32,483
Forward derivative contracts (1)	Derivative assets	—	3,840	3,840
Total asset derivatives		$—	$36,323	$36,323

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(7,214)	$(63,869)	$(71,083)
Forward derivative contracts (1)	Derivative liabilities	—	(13,708)	(13,708)
Interest rate swap contracts	Other long-term liabilities	—	(134)	(134)
Total liability derivatives		$(7,214)	$(77,711)	$(84,925)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2016
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$60,018	$60,018
Forward derivative contracts (1)	Derivative assets	—	21,382	21,382
Total asset derivatives		$—	$81,400	$81,400

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(33,877)	$(96,831)	$(130,708)
Forward derivative contracts (1)	Derivative liabilities	—	(27,413)	(27,413)
Interest rate swap contracts	Other long-term liabilities	—	(1,170)	(1,170)
Total liability derivatives		$(33,877)	$(125,414)	$(159,291)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Fair Value Measurements

Recurring Fair Value Measures

Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	Fair Value at December 31, 2017
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$3,207	$633	$—	$3,840
Exchange-traded/cleared derivative instruments (2)	(38,599)	—	—	48,280	9,681
Pension plans	17,580	—	—	—	17,580
Total assets	$(21,019)	$3,207	$633	$48,280	$31,101

Liabilities:
Forward derivative contracts (1)	$—	$(12,671)	$(1,037)	$—	$(13,708)
Interest rate swaps	—	(134)	—	—	(134)
Total liabilities	$—	$(12,805)	$(1,037)	$—	$(13,842)

	Fair Value at December 31, 2016
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$18,972	$1,683	$—	$20,655
Swap agreements and options	—	727	—	—	727
Exchange-traded/cleared derivative instruments (2)	(70,690)	—	—	98,344	27,654
Pension plans	16,777	—	—	—	16,777
Total assets	$(53,913)	$19,699	$1,683	$98,344	$65,813

Liabilities:
Forward derivative contracts (1)	$—	$(25,097)	$(2,054)	$—	$(27,151)
Swap agreements and options	—	(262)	—	—	(262)
Interest rate swaps	—	(1,170)	—	—	(1,170)
Total liabilities	$—	$(26,529)	$(2,054)	$—	$(28,583)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data. Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches. The fair value of the Level 2 interest rate instruments were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements using expected cash flow models. The Partnership has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2017 and 2016.

The Partnership estimates the fair values of its 6.25% senior notes and 7.00% senior notes using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs. The fair values of the 6.25% senior notes and 7.00% senior notes, estimated by observing market trading prices of the 6.25% senior notes and 7.00% senior notes, respectively, were as follows at December 31 (in thousands):

	2017		2016
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% senior notes	$375,000	$383,906	$375,000	$361,163
7.00% senior notes	$300,000	$308,250	$300,000	$289,500

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity. The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants. The estimates for these inputs for crude oil were ($8.50) to ($1.00) per barrel and $4.05 to $6.50 per barrel as of December 31, 2017 and 2016, respectively. The estimates for these inputs for propane were ($3.36) to $8.40 per barrel and $4.20 to $10.50 per barrel as of December 31, 2017 and 2016, respectively. Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 7.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at December 31 (in thousands):

Fair value at December 31, 2016	$(371)
Derivatives entered into during the period	(10)
Derivatives sold during the period	(350)
Realized gains (losses) recorded in cost of sales	560
Unrealized gains (losses) recorded in cost of sales	(233)
Fair value at December 31, 2017	$(404)

The Partnership’s policy is to recognize transfers between levels with the fair value hierarchy as of the beginning of the reporting period. The Partnership also excludes any activity for derivative instruments that were not classified as Level 3 at either the beginning or end of the reporting period.

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 2 for a discussion of the Partnership’s losses on impairment of assets, Note 5 for assets held for sale and Note 18 for acquired assets and liabilities measured on a non-recurring basis during the year ended December 31, 2017.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases of Office Space and Computer Equipment

The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The following provides total future minimum payments under leases with non‑cancellable terms of one year or more at December 31, 2017 (in thousands):

2018	$2,894
2019	2,687
2020	2,668
2021	2,732
2022	2,796
Thereafter	9,742
Total	$23,519

Total rent expense under the operating lease arrangements amounted to approximately $2.9 million, $3.8 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Terminal and Throughput Leases

The Partnership is a party to terminal and throughput lease arrangements with certain counterparties at various unrelated oil terminals. Certain arrangements have minimum usage requirements. The following provides future minimum lease and throughput commitments under these arrangements with non‑cancellable terms of one year or more at December 31, 2017 (in thousands):

2018	$9,163
2019	5,148
2020	4,434
2021	4,346
2022	2,350
Thereafter	89
Total	$25,530

Total rent expense reflected in cost of sales related to terminal and throughput operating leases were approximately $17.3 million, $18.5 million and $22.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases of Gasoline Stations

The Partnership leases gasoline stations, primarily land and buildings, under operating leases with various expiration dates. The following provides future minimum lease commitments under these arrangements with non‑cancellable terms of one year or more at December 31, 2017 (in thousands):

2018	$33,464
2019	30,359
2020	27,553
2021	24,732
2022	20,723
Thereafter	88,926
Total	$225,757

Total expenses under these operating lease arrangements amounted to approximately $42.9 million, $41.5 million and $36.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Sale-Leaseback Transaction

The Partnership is party to a master unitary lease agreement to lease back the real property assets sold with respect to 30 gasoline stations and convenience stores (see Note 6). The following provides future minimum lease payments, which are subject to annual adjustments based on a consumer price index based calculation, for the non-cancelable operating lease terms of one year or more at December 31, 2017 (in thousands):

2018	$4,492
2019	4,492
2020	4,492
2021	4,492
2022	4,492
Thereafter	38,159
Total	$60,619

The following provides future minimum sublease rentals from third-party tenants of certain of the sold sites for each of the next four years ending December 31:

2018	$1,822
2019	1,328
2020	781
2021	55
Total	$3,986

Total rental income from third-party tenants of the sold sites was $2.3 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively. The increase is due to a full year of rental income in 2017 as compared to six months in 2016.

Leases of Gasoline Stations to Station Operators

The Partnership leases gasoline stations and certain equipment to gasoline station operators under operating leases with various expiration dates. The aggregate carrying value of the leased gasoline stations and equipment at

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2017 was $483.0 million, net of accumulated depreciation of approximately $132.5 million. The following provides future minimum rental income under non‑cancellable operating leases associated with these properties at December 31, 2017 (in thousands):

2018	$48,458
2019	28,999
2020	12,400
2021	2,015
2022	1,191
Thereafter	949
Total	$94,012

Total rental income, which includes reimbursement of utilities and property taxes in certain cases, amounted to approximately $68.8 million, $68.8 million and $61.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Leases of Railcars

The Partnership leases railcars through various lease arrangements with various expiration dates. The following provides future minimum lease commitments under these arrangements with non‑cancellable terms of one year or more at December 31, 2017 (in thousands):

2018	$15,653
2019	11,086
2020	2,140
2021	1,585
Total	$30,464

Total expenses under these operating lease arrangements amounted to approximately $20.9 million, $56.8 million and $57.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. On December 31, 2016, the Partnership voluntarily terminated a sublease for 1,610 railcars leased from a third party. The termination of the sublease eliminated lease payments related to these railcars of approximately $30.0 million in 2017 and future lease payments of approximately $29.0 million and $13.0 million in 2018 and 2019, respectively.

Leases of Barges

The Partnership leases barges through various time charter lease arrangements with various expiration dates. The following provides future minimum lease commitments under these arrangements with non-cancellable terms of one year or more at December 31, 2017 (in thousands):

2018	$36,687
2019	12,223
2020	1,983
Total	$50,893

Total expenses under these operating lease arrangements amounted to approximately $54.9 million, $64.3 million and $87.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in 2017 compared to 2016 and in 2016 compared to 2015 is due to the Partnership leasing fewer barges.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of December 31, 2017, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2017 (in thousands of gallons):

2018	496,964
2019	495,001
2020	376,207
2021	287,736
2022	172,236
Thereafter	368,289
Total	2,196,433

Brand Fee Agreement

The Partnership entered into a brand fee agreement with ExxonMobil Corporation (“ExxonMobil”) which entitles the Partnership to operate retail gasoline stations under the Mobil‑branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the gasoline stations acquired from ExxonMobil in 2010, are due on a monthly basis. The following provides total future minimum payments under the agreement with non‑cancellable terms of one year or more at December 31, 2017 (in thousands):

2018	$9,000
2019	9,000
2020	9,000
2021	9,000
2022	9,000
Thereafter	22,500
Total	$67,500

Total expenses reflected in cost of sales related this agreement were approximately $9.0 million for each of the years ended December 31, 2017, 2016 and 2015.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Port of St. Helens Agreements—Land and Equipment

The Partnership leases mobile equipment under non‑cancellable operating lease arrangements and has a continuing operating lease with the Port of St. Helens. The following provides total future minimum payments under these operating leases with initial terms one year or more at December 31, 2017 (in thousands):

2018	$230
2019	230
2020	230
2021	230
2022	230
Thereafter	10,012
Total	$11,162

Total rental expense was approximately $0.2 million for each of the years ended December 31, 2017, 2016 and 2015.

Other Commitments

In June 2014, the Partnership entered into a pipeline connection agreement with Meadowlark Midstream Company, LLC (“Meadowlark”) whereby Meadowlark would construct, own, operate and maintain a crude oil pipeline from its Divide County, North Dakota crude oil station to the Partnership’s Basin Transload crude oil storage facility in Columbus, North Dakota. In connection with the agreement, the Partnership is committed to a minimum take-or-pay throughput commitment of approximately $55.0 million over a seven–year period beginning after the commissioning of the pipeline which occurred in December of 2015. At December 31, 2017, the remaining commitment on the take-or-pay commitment was approximately $40.0 million.

In May 2014, the Partnership entered into a pipeline connection agreement with Tesoro High Plains Pipeline Company (“Tesoro High Plains”) whereby Tesoro High Plains would design, engineer, construct and place in service improvements on its pipeline system that will expand its capacity to ship crude oil from points in Dunn and McKenzie Counties, North Dakota to Ramberg Station/Beaver Lodge destination point in Williams County, North Dakota. In connection with this agreement, the Partnership is committed to a minimum take-or-pay throughput commitment of approximately $36.4 million over a seven–year period beginning after the commissioning of the pipeline, which occurred in January of 2015. At December 31, 2017, the remaining commitment on the take-or-pay commitment, including a quarterly take-or-pay of $1.3 million, was approximately $20.0 million.

In April 2014, Basin Transload, of which the Partnership owns a 60% membership interest, entered into a pipeline connection agreement with Tesoro Logistics (“Tesoro”) whereby Tesoro would build, own and operate a four‑mile pipeline lateral from its existing block gate valve in Mercer Country, North Dakota to the Partnership’s Beulah Rail Facility near Beulah, North Dakota. In connection with this agreement, Basin Transload was committed to a minimum take-or-pay throughput commitment of approximately $14.6 million over a five‑year period beginning after the commissioning of the pipeline, which occurred in January 2015. During the third quarter of 2017, this agreement was accelerated by Tesoro due to a lack of crude oil movement through the pipeline, and the Partnership recorded a $13.1 million expense. In October 2017, the Partnership paid the $13.1 million to Tesoro associated with the acceleration and corresponding termination of this agreement. At December 31, 2017, the remaining commitment on the take-or-pay commitment was $0.

In February 2013, the Partnership assumed natural gas transportation and reservation agreements, which have various expiration dates, with Northwest Natural Gas Company (“NW Natural Gas”) and the Northwest Pipeline system (“NW Pipeline”) whereby NW Natural Gas and NW Pipeline provide the Partnership with the transportation and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reservation of firm natural gas delivered to the Partnership’s Oregon facility. At December 31, 2017, the remaining commitment on the transportation and reservation agreements over the next five years was approximately $8.2 million.

Environmental Liabilities

Please see Note 12 for a discussion of the Partnership’s environmental liabilities.

Legal Proceedings

Please see Note 21 for a discussion of the Partnership’s legal proceedings.

Note 10. Trustee Taxes and Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2017	2016
Barging transportation, product storage and other ancillary cost accruals	$31,243	$14,484
Employee compensation	26,988	20,167
Accrued interest	12,247	12,352
Other	29,029	23,440
Total	$99,507	$70,443

Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

In addition, the Partnership had trustee taxes payable of $110.3 million at December 31, 2017, which consisted of $55.4 million related to an ethanol credit and $54.9 million in various pass‑through taxes collected on behalf of taxing authorities. Trustee taxes payable at December 31, 2016 of $101.2 million consisted of $55.4 million related to an ethanol credit and $45.8 million in various pass‑through taxes collected on behalf of taxing authorities.

The Partnership recognized a loss on trustee taxes of $16.2 million for the year ended December 31, 2017  related to an administratively closed New York State tax audit of the Partnership’s fuel and sales tax returns for the periods between December 2008 through August 2013. See Note 2 for additional information.

In the first quarter of 2018, the Partnership will recognize a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011. See Note 24 for additional information.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal tax benefit	1.2%	(0.7)%	0.7%
Foreign income tax	—%	—%	0.6%
Impairment of goodwill	1.6%	(2.2)%	—%
Federal deferred rate change	(65.5)%	—%	—%
Partnership income not subject to tax	(42.5)%	(32.1)%	(40.8)%
Effective income tax rate	(70.2)%	—%	(4.5)%

The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2017	2016	2015
Current:
Federal	$1,371	$14,499	$110
State	1,011	4,345	1,388
Foreign	4	(9)	253
Total current	2,386	18,835	1,751
Deferred:
Federal	(25,217)	(13,480)	(1,298)
State	(732)	(5,302)	(2,326)
Total deferred	(25,949)	(18,782)	(3,624)
Total	$(23,563)	$53	$(1,873)

Significant components of long‑term deferred taxes were as follows at December 31 (in thousands):

	2017	2016
Deferred Income Tax Assets
Accounts receivable allowances	$989	$1,921
Environmental liability	9,152	15,478
Asset retirement obligation	2,179	3,313
Deferred financing obligation	11,410	16,912
UNICAP	42	225
Other	1,726	2,009
Federal net operating loss carryforwards	4,709	5,879
State net operating loss carryforwards	1,216	1,160
Tax credit carryforward	314	—
Total deferred tax assets, gross	31,737	46,897
Valuation allowance	(2,813)	(2,707)
Total deferred tax assets, net	$28,924	$44,190
Deferred Income Tax Liabilities
Property and equipment	$(54,401)	$(84,494)
Land	(9,369)	(14,119)
Intangible assets	(5,259)	(11,631)
Total deferred tax liabilities	$(69,029)	$(110,244)
Net deferred tax liabilities	$(40,105)	$(66,054)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2017, the Partnership had not completed its accounting for all of the tax effects of the enactment of the Act; however, the Partnership has made a reasonable estimate of the effects on its existing deferred tax balances and one-time transition tax. For the year ended December 31, 2017, the Partnership recognized no transition tax. In all cases, the Partnership will continue to make and refine its calculations as additional analysis is completed. In addition, the Partnership’s estimates may also be affected as the Partnership gains a more thorough understanding of the Act.

The Partnership is still in the process of analyzing the impact of the Act. Where the Partnership has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Partnership has recorded provisional amounts. Where the Partnership has not yet been able to make reasonable estimates of the impact of certain elements, the Partnership has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC Topic 740 on the basis of the tax laws in effect immediately prior to the enactment of the Act. As a result of the Act, the Partnership remeasured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%, resulting in a decrease to the Partnership’s net deferred tax liability of $22.2 million.

The Partnership’s net deferred tax liabilities are primarily comprised of the differences in the historical tax basis and fair value book basis of property, equipment and land that were acquired in connection with the 2015 Warren acquisition. The decrease in net deferred tax liabilities during 2017 is primarily due to the reduction in the federal statutory tax rate.

At December 31, 2017, GMG had federal and state net operating loss carryforwards of approximately $9.8 million and $21.8 million, respectively, which will begin to expire in 2034 and 2019, respectively. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

At December 31, 2017, the Partnership had $30.7 million of net deferred tax liabilities (consisting of the $40.1 million total net deferred tax liability less the $9.4 million deferred tax liability relating to land discussed below) relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary differences, certain of which are available to reduce income taxes in future years. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period. The valuation allowance increased by approximately $0.1 million as of December 31, 2017.

At December 31, 2017, the Partnership also had a $9.4 million deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods.

The following presents a reconciliation of the differences between income (loss) before income tax benefit (expense) and income subject to income tax expense for the years ended December 31 (in thousands):

	2017	2016	2015
Income (loss) before income tax expense	$33,554	$(238,570)	$41,391
Non—taxable loss (income)	(40,904)	224,609	(48,861)
Income (loss) subject to income tax expense	$(7,350)	$(13,961)	$(7,470)

The Partnership made approximately $7.4 million, $17.0 million and $2.8 million in income tax payments during 2017, 2016 and 2015, respectively. The increase in taxes paid in 2016 is largely due to the Mirabito Disposition (see Note 5) which resulted in significant gains recognized for tax purposes.

GMG files income tax returns in the United States and various state jurisdictions. With few exceptions, the Partnership is subject to income tax examinations by tax authorities for all years dated back to 2014.

The following presents the changes in gross unrealized tax benefits for the years ended December 31 (in thousands):

	2017	2016	2015
Balance at beginning of year	$1,433	$148	$—
Increases for tax positions taken in prior years	28	1,572	148
Decreases for tax positions taken during the current year	—	(148)	—
Settlements of tax positons taken in prior years	(467)	(139)	—
Income subject to income tax expense	$994	$1,433	$148

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had gross-tax effected unrecognized tax benefits of $1.0 million, $1.4 million and $0.1 million for 2017, 2016 and 2015, respectively, of which $1.0 million, $1.4 million and $0, respectively, would favorably impact the effective tax rate if recognized.

The FASB’s accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2017 (tax years ended December 31, 2017, 2016 and 2015). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. The Partnership classifies interest and penalties related to income taxes as components of its provision for income taxes, and the amount of interest and penalties recorded in the accompanying balance sheet and statement of operations was $0 and $0.2 million as of and for the years ended December 31, 2017 and 2016, respectively. The Partnership does not anticipate the amount of unrecognized tax benefits to change over the next twelve months.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the October 2017 acquisition of retail gasoline and convenience store assets from Honey Farms (see Note 18), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $1.3 million.

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

The following table presents a summary roll forward of the Partnership’s environmental liabilities at December 31, 2017 (in thousands):

	Balance at				Other	Balance at
	December 31,	Additions	Payments	Dispositions	Adjustments	December 31,
Environmental Liability Related to:	2016	2017	2017	2017	2017	2017
Retail gasoline stations	$58,456	$1,258	$(2,985)	$(2,175)	$(985)	$53,569
Terminals	4,609	—	(201)	—	—	4,408
Total environmental liabilities	$63,065	$1,258	$(3,186)	$(2,175)	$(985)	$57,977
Current portion	$5,341					$5,009
Long-term portion	57,724					52,968
Total environmental liabilities	$63,065					$57,977

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark‑to‑market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was immaterial at December 31, 2017 and $0.2 million at December 31, 2017 and 2016, respectively.

The Partnership may enter into RIN forward purchase and sales commitments. Total losses at December 31, 2017 and 2016 from firm non-cancellable commitments were immaterial.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Global 401(k) Plan and the GMG 401(k) Plan collectively had expenses of approximately $3.0 million, $2.7 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in selling, general and administrative expenses in the accompanying statements of operations.

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

The following table presents each plan’s funded status and the total amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	December 31, 2017
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$17,463	$4,754	$22,217
Fair value of plan assets	14,629	2,952	17,581
Net unfunded pension liability	$2,834	$1,802	$4,636

	December 31, 2016
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$16,145	$4,486	$20,631
Fair value of plan assets	13,697	3,080	16,777
Net unfunded pension liability	$2,448	$1,406	$3,854

Total actual return on plan assets was $1.9 million and $1.5 million in 2017 and 2016, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the components of the net periodic change in benefit obligation for the Pension Plans for the years ended December 31 (in thousands):

	2017	2016	2015
Benefit obligation at beginning of year	$20,631	$20,931	$23,615
Interest cost	724	780	801
Actuarial loss (gain)	2,392	778	(1,925)
Benefits paid	(1,530)	(1,858)	(1,560)
Benefit obligation at end of year	$22,217	$20,631	$20,931

The following presents the weighted-average actuarial assumptions used in determining each plan’s annual pension expense for the years ended December 31:

	Global Pension Plan			GMG Pension Plan
	2017	2016	2015	2017	2016	2015
Discount rate	3.4%	3.8%	4.0%	3.6%	4.1%	4.3%
Expected return on plan assets	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

The discount rates were selected by performing a cash flow/bond matching analysis based on the Citigroup Above‑Median Pension Discount Curve. The discount rates for 2017 include updated mortality assumptions to reflect the most recently available mortality improvement scale released by the Society of Actuaries and the 2018 IRS Applicable Mortality Table for determining lump sum payments. The expected long-term rate of return on plan assets is determined by using each plan’s respective target allocation and historical returns for each asset class.

The fundamental investment objective of each of the Pension Plans is to provide a rate of return sufficient to fund the retirement benefits under the applicable Pension Plan at a reasonable cost to the applicable plan sponsor. At a minimum, the rate of return should equal or exceed the discount rate assumed by the Pension Plan’s actuaries in projecting the funding cost of the Pension Plan under the applicable Employee Retirement Income Security Act (“ERISA”) standards. To do so, the General Partner’s Pension Committee may appoint one or more investment managers to invest all or portions of the assets of the Pension Plans in accordance with specific investment guidelines, objectives, standards and benchmarks.

The following presents the Pension Plans’ benefits as of December 31, 2017 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years thereafter (in thousands):

2018	$4,735
2019	866
2020	1,391
2021	896
2022	1,072
2023—2027	5,802
Total	$14,762

The cost of annual contributions to the Pension Plans is not significant to the General Partner, the Partnership or its subsidiaries. Total contributions made by the General Partner, the Partnership and its subsidiaries to the Pension Plans were $0.4 million, $0.3 million and $0.6 million in 2017, 2016 and 2015, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Related‑Party Transactions

The Partnership was a party to an exclusive Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended (the “Terminal Storage Rental and Throughput Agreement”), with GPC, an affiliate of the Partnership that is 100% owned by members of the Slifka family, with respect to the Revere Terminal in Revere, Massachusetts. On January 14, 2015, the Partnership acquired the Revere Terminal from GPC and related entities, and the Terminal Storage Rental and Throughput Agreement was terminated. Prior to the acquisition, the agreement was accounted for as an operating lease. The expenses under this agreement totaled $0.8 million for the year ended December 31, 2015.

The Partnership is a party to a Second Amended and Restated Services Agreement with GPC, an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner. The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice. As of December 31, 2017, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $106.0 million, $101.6 million and $109.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans (see Note 13) and the General Partner’s qualified and non‑qualified pension plans.

The table below presents receivables from GPC and the General Partner at December 31 (in thousands):

	2017	2016
Receivables from GPC	$7	$6
Receivables from the General Partner (1)	3,766	3,137
Total	$3,773	$3,143

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

In addition, for the year ended December 31, 2017, the Partnership incurred certain costs in connection with a compensation funding agreement with the General Partner. See Note 15, “Long-Term Incentive Plan–Repurchase Program.”

Note 15. Long-Term Incentive Plan

The Partnership has a Long Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards. Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements. A total of 2,923,496 units were available for issuance under the LTIP as of December 31, 2017.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Awards granted under the LTIP are authorized by the Compensation Committee of the board of directors of the General Partner (the “Committee”) from time to time. Additionally and in accordance with the LTIP, the Committee established a “CEO Authorized LTIP” program pursuant to which the Chief Executive Officer (“CEO”) could grant awards of phantom units without distribution equivalent rights to employees of the General Partner and the Partnership’s subsidiaries, other than named executive officers. The CEO Authorized LTIP program was approved for three consecutive calendar years and expired on December 31, 2017. During each calendar year of the program, the CEO was authorized to grant awards of up to an aggregate amount of $2.0 million of phantom units payable in common units upon vesting, with unused dollar amounts carrying over in the next year, and no individual grant could be made for an award valued at the time of grant of more than $550,000, unless otherwise previously approved by the Committee. Awards granted pursuant to the CEO Authorized LTIP generally were for a term of six years and vest in equal tranches at the end of each of the fourth, fifth and sixth anniversary dates of the particular award.

The following table presents a summary of the non‑vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested units at December 31, 2015	595,720	38.85
Granted (1)	12,659	15.80
Vested	(21,872)	37.34
Forfeited	(14,953)	32.66
Outstanding non—vested phantom units at December 31, 2016	571,554	38.56
Granted (1)	579,588	16.75
Vested	(119,929)	39.18
Forfeited	(81,996)	34.91
Outstanding non—vested phantom units at December 31, 2017	949,217	25.48

(1)	The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

Accounting guidance for share‑based compensation requires that a non‑vested equity share unit awarded to an employee is to be measured at its fair value as if it were vested and issued on the grant date. The fair value of the above awards at their respective grant dates approximated the fair value of the Partnership’s common unit at that date.

Compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership’s awards, is recognized over the requisite service period. The requisite service period for the Partnership is from the grant date through the vesting dates described in the grant agreement. The Partnership recognizes as compensation expense for the awards granted to employees and non-employee directors the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis. Prior to the adoption of ASU 2016-09, the Partnership estimated forfeitures at the time of grant. Such estimates, which were based on the Partnership’s service history, would have been revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

The Partnership recorded total compensation expense related to the LTIP awards of $3.9 million, $4.2 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

During 2017 and 2016, a total of 81,996 phantom units and 14,953 phantom units, respectively, were forfeited, the majority of which were related to phantom unit awards granted in 2013. As the Partnership’s assumption for forfeitures at the time of grant was zero based on service history, the Partnership reversed compensation expenses related

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the forfeitures in the amount of $1.9 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at December 31, 2017 was approximately $13.9 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity. Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were repurchased in 2017.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement. The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement. In accordance with the Agreement, the Partnership incurred approximately $1.1 million in the aggregate for certain costs incurred in connection with the Agreement, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2017. In June 2017, the Partnership paid members of the General Partner approximately $0.8 million of these costs.

Note 16. Partners’ Equity, Allocations and Cash Distributions

Partners’ Equity

Partners’ equity at December 31, 2017 consisted of 33,995,563 common units issued, including 7,402,924 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in the Partnership’s outstanding units:

	Limited Partner Units	General Partner Equivalent Units	Total
Balance at December 31, 2014	30,995,563	230,303	31,225,866
Public offering of common units in 2015 (see Note 17)	3,000,000	—	3,000,000
Balance at December 31, 2015, 2016 and 2017	33,995,563	230,303	34,225,866

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions during 2017, 2016 and 2015 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2015
02/13/15 (1)(2)	12/31/14	$0.6650	$20,612	$154	$1,591	$22,357
05/15/15 (1)(2)	03/31/15	0.6800	21,076	157	2,027	23,260
08/14/15 (2)	06/30/15	0.6925	23,543	159	2,618	26,320
11/13/15 (2)	09/30/15	0.6975	23,713	160	2,777	26,650
2016
2/16/2016	12/31/15	$0.4625	$15,723	$106	$—	$15,829
5/16/2016	03/31/16	0.4625	15,723	106	—	15,829
8/12/2016	06/30/16	0.4625	15,723	106	—	15,829
11/14/2016	09/30/16	0.4625	15,723	106	—	15,829
2017
2/14/2017	12/31/16	$0.4625	$15,723	$106	$—	$15,829
5/15/2017	03/31/17	0.4625	15,723	106	—	15,829
8/14/2017	06/30/17	0.4625	15,723	106	—	15,829
11/14/2017	09/30/17	0.4625	15,723	106	—	15,829

(1)	Prior to the Partnership’s public offering in June 2015 (see Note 17), the limited partner interest was 99.26% and the general partner interest was 0.74%.
(2)

This distribution resulted in the Partnership exceeding its third target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, on January 29, 2018, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) on all of its outstanding common units for the period from October 1, 2017 through December 31, 2017 to the Partnership’s unitholders of record as of the close of business February 9, 2018. On February 14, 2018, the Partnership paid the total cash distribution of approximately $15.8 million.

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

Note 18. Business Combinations

2017 Acquisition

Honey Farms, Inc.—On October 18, 2017, the Partnership completed the acquisition of retail gasoline and convenience store assets from Honey Farms in a cash transaction. The acquisition included 11 company-operated retail sites with gasoline and convenience stores and 22 company-operated stand-alone convenience stores. All of the sites are

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

located in and around the greater Worcester, Massachusetts area. The purchase price was approximately $38.5 million, including inventory. The acquisition was financed with borrowings under the Partnership’s revolving credit facility.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations. The Partnership’s financial statements include the results of operations of Honey Farms subsequent to the acquisition date.

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

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$2,999
Property and equipment	14,087
Intangibles	1,370
Other non-current assets	3
Total identifiable assets purchased	18,459
Liabilities assumed:
Environmental liabilities	(1,258)
Other non-current liabilities	(352)
Total liabilities assumed	(1,610)
Net identifiable assets acquired	16,849
Goodwill	21,630
Net assets acquired	$38,479

Management is in the process of evaluating the purchase price accounting. The Partnership engaged a third-party valuation firm to assist in the valuation of Honey Farms’ property and equipment, intangible assets consisting of in-place leases, favorable leasehold interests, franchise rights and unfavorable leasehold interests. This valuation continues to be in process and, during the year ended December 31, 2017, the Partnership received preliminary fair values of these assets. The estimated fair values of property and equipment of $14.1 million and intangibles assets of $1.4 million were developed by management based on their estimates, assumptions and acquisition history including preliminary reports from the third-party valuation firm. The estimated fair values of the intangible assets were immaterial. The estimated fair values of the property and equipment, intangible assets and unfavorable leasehold interests will be supported by the valuations performed by the third-party valuation firm. It is possible that once the Partnership receives the completed valuations on the property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

The fair value of $1.3 million assigned to the assumption of environmental liabilities was developed by management based on their estimates, assumptions and acquisition history (see Note 12).

The fair values of the remaining Honey Farms assets and liabilities noted above approximate their carrying values at October 18, 2017.

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values. The Partnership then allocated the purchase price in excess of net tangible assets acquired

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As part of the purchase price allocation, identifiable intangible assets include in-place leases, favorable leasehold interests and franchise rights that are being amortized over one, three and three years, respectively. Amortization expense related to the intangible assets was immaterial for the year ended December 31, 2017. The in-place leases, favorable leasehold interests and franchise rights have a weighted average term of approximately three, two and four years, respectively, prior to their next renewal.

The $21.6 million of goodwill was assigned to the GDSO reporting unit as the transaction expanded the Partnership’s footprint and enables the Partnership to benefit from economies of scale in the purchase of gasoline and convenience store merchandise. The goodwill is expected to be tax deductible. The operations of Honey Farms have been integrated into the GDSO reporting segment.

In connection with the acquisition of Honey Farms, the Partnership incurred acquisition costs of approximately $0.7 million which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2017.

Supplemental Pro Forma Information—Revenues and net income not included in the Partnership’s consolidated operating results for Honey Farms from January 1, 2016 through October 18, 2017, the acquisition date, were immaterial. Accordingly, the supplemental pro forma information for the years ended December 31, 2017 and 2016 is consistent with the amounts reported in the accompanying consolidated statement of operations for the years ended December 31, 2017 and 2016.

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

In connection with the acquisition of Warren, the Partnership recorded acquisition costs of $5.4 million for the year ended December 31, 2015, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Additionally, in January 2015 and subsequent to the acquisition date, the Partnership recorded a restructuring charge of approximately $2.3 million, which is included in selling, general and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2015. This charge, which was principally for redundant and/or eliminated positions as a result of the acquisition, was not part of the purchase price allocation. The $2.3 million restructuring charge was paid during the year ended December 31, 2015.

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

In connection with the acquisition of Capitol, the Partnership incurred acquisition costs of approximately $3.5 million which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2015.

Note 19. Segment Reporting

The Partnership engages in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, domestic and Canadian crude oil and propane. The Partnership also receives revenue from convenience store sales, rental income and sundries. The Partnership’s three operating segments are based upon the revenue sources for which discrete financial information is reviewed by the chief operating decision maker (the “CODM”) to make key operating decisions and assess performance and include Wholesale, GDSO and Commercial.

These operating segments are also the Partnership’s reporting segments. For the years ended December 31, 2017, 2016 and 2015, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand‑alone basis as defined in accounting guidance related to segment reporting. However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such disclosures are helpful to the user of the Partnership’s financial information. The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

In the Wholesale reporting segment, the Partnership sells branded and unbranded gasoline and gasoline blendstocks and diesel to wholesale distributors. The Partnership transports these products by railcars, barges and/or pipelines pursuant to spot or long‑term contracts. From time to time, the Partnership aggregates crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transports it by rail and ships it by barge to refiners. The Partnership sells home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillates at bulk terminals and inland storage facilities that the Partnership owns or controls or at which it has throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2017	2016	2015
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$2,097,811	$2,026,315	$2,714,057
Crude oil (1)	464,234	546,541	1,190,560
Other oils and related products (2)	1,725,537	1,534,165	2,006,668
Total	$4,287,582	$4,107,021	$5,911,285
Product margin
Gasoline and gasoline blendstocks	$82,124	$83,742	$66,031
Crude oil (1)	7,279	(13,098)	74,182
Other oils and related products (2)	62,799	74,271	67,709
Total	$152,202	$144,915	$207,922
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$3,434,581	$3,071,517	$3,289,742
Station operations (3)	351,876	371,661	381,194
Total	$3,786,457	$3,443,178	$3,670,936
Product margin
Gasoline	$326,536	$289,420	$276,848
Station operations (3)	174,986	183,708	178,487
Total	$501,522	$473,128	$455,335
Commercial Segment:
Sales	$846,513	$689,440	$732,631
Product margin	$17,858	$24,018	$29,201
Combined sales and Product margin:
Sales	$8,920,552	$8,239,639	$10,314,852
Product margin (4)	$671,582	$642,061	$692,458
Depreciation allocated to cost of sales	(88,530)	(95,571)	(94,789)
Combined gross profit	$583,052	$546,490	$597,669

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 480 million gallons, 500 million gallons and 450 million gallons of the GDSO segment’s sales for the years ended December 31, 2017, 2016 and 2015, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. Except for natural gas (prior to the sale of the Partnership’s natural gas marketing and electricity brokerage businesses in February 2017), predominantly all of the Commercial segment’s sales were sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

None of the Partnership’s customers accounted for greater than 10% of total sales for years ended December 31, 2017, 2016 and 2015.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2017	2016	2015
Combined gross profit	$583,052	$546,490	$597,669
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	155,033	149,673	177,043
Operating expenses	283,650	288,547	290,307
Loss on trustee taxes	16,194	—	—
Lease exit and termination expenses	—	80,665	—
Amortization expense	9,206	9,389	13,499
Net (gain) loss on sale and disposition of assets	(1,624)	20,495	2,097
Goodwill and long-lived asset impairment	809	149,972	—
Total operating costs and expenses	463,268	698,741	482,946
Operating income (loss)	119,784	(152,251)	114,723
Interest expense	(86,230)	(86,319)	(73,332)
Income tax benefit (expense)	23,563	(53)	1,873
Net income (loss)	57,117	(238,623)	43,264
Net loss attributable to noncontrolling interest	1,635	39,211	299
Net income (loss) attributable to Global Partners LP	$58,752	$(199,412)	$43,563

The Partnership’s foreign assets and foreign sales were immaterial as of and for the years ended December 31, 2017, 2016 and 2015.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at December 31, (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
December 31, 2017	$613,764	$100	$1,281,370	$424,935	$2,320,169
December 31, 2016	$830,662	$134	$1,294,568	$438,656	$2,564,020

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20. Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component (in thousands):

	Pension Plan	Derivatives	Total
Balance at December 31, 2015	$(4,436)	$(3,658)	$(8,094)
Other comprehensive income before reclassifications of gain (loss)	149	2,486	2,635
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) income	18	—	18
Total comprehensive income	167	2,486	2,653
Balance at December 31, 2016	(4,269)	(1,172)	(5,441)
Other comprehensive (loss) income before reclassifications of gain (loss)	(1,032)	1,037	5
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) income	(32)	—	(32)
Total comprehensive (loss) income	(1,064)	1,037	(27)
Balance at December 31, 2017	$(5,333)	$(135)	$(5,468)

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

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP. The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils. The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorize the Partnership to increase the throughput of crude oil at the Albany Terminal. According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements. The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program. The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties. The Partnership believes that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law has occurred. The Partnership disputes the claims alleged in the NOV and responded to the EPA in September 2016. The Partnership met with the EPA and provided additional information at the agency’s request. On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV. On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying. The EPA did not respond with such evidence, but instead requested that the Partnership enter into a further tolling agreement. The Partnership has signed a number of tolling agreements with respect to this matter and such agreements currently extend through June 29, 2018. To date, the EPA has not taken any further formal action with respect to the NOV.

On February 3, 2016, Earthjustice, an environmental advocacy organization, filed suit on behalf of the County of Albany, New York, a public housing development owned and operated by the Albany Housing Authority and certain environmental organizations against the Partnership in federal court in Albany under the citizen suit provisions of the CAA. In summary, this lawsuit alleged that certain of the Partnership’s operations at the Albany Terminal are in violation of the CAA. On February 26, 2016, the Partnership filed a motion to dismiss the CAA action. On September 26, 2017, the United States District Court granted the Partnership’s motion to dismiss the suit in its entirety. The plaintiffs filed a Notice of Appeal with the Second Circuit Court of Appeals, which was subsequently withdrawn in December 2017, thereby ending the lawsuit.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA. The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt. On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal. The Partnership met with and provided additional information to the EPA with respect to the alleged violations. On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License. The Partnership has responded to the Supplemental NOV and is engaged in further negotiations with the EPA. A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through June 29, 2018. While the Partnership does not believe that a material violation has occurred, and it contests the allegations presented in the NOV and Supplemental NOV, the Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

Note 22. Supplemental Cash Flow Information

The following table presents cash flow supplemental information for the years ended December 31 (in thousands):

	2017	2016	2015
Borrowings from working capital revolving credit facility	$1,311,700	$1,675,100	$1,811,300
Payments on working capital revolving credit facility	(1,509,600)	(1,498,600)	(1,663,200)
Net (payments on) borrowings from working capital revolving credit facility	$(197,900)	$176,500	$148,100
Borrowings from revolving credit facility	$36,300	$82,000	$544,900
Payments on revolving credit facility	(57,000)	(134,300)	(409,700)
Net (payments on) borrowings from revolving credit facility	$(20,700)	$(52,300)	$135,200

Note 23. Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2017
Sales	$2,270,784	$2,089,530	$2,159,746	$2,400,492	$8,920,552
Gross profit	$140,027	$135,362	$150,094	$157,569	$583,052
Net income (1)(2)(3)(4)(5)	$22,505	$1,991	$14,460	$18,161	$57,117
Net income attributable to Global Partners LP	$22,946	$2,374	$14,878	$18,554	$58,752
Limited partners’ interest in net income	$22,792	$2,358	$14,778	$18,430	$58,358
Basic net income per limited partner unit	$0.68	$0.07	$0.44	$0.55	$1.74
Diluted net income per limited partner unit	$0.68	$0.07	$0.44	$0.55	$1.74
Cash distributions per limited partner unit (6)	$0.4625	$0.4625	$0.4625	$0.4625	$1.85

(1)	Includes a $14.2 million gain on the sale of the Partnership’s natural gas marketing and electricity brokerage businesses in the first quarter of 2017.
(2)	Includes a net loss on sale and disposition of assets of $2.3 million, $2.4 million, $2.2 million and $5.6 million in the first, second, third and fourth quarters of 2017, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Includes a $13.1 million expense associated with the acceleration and corresponding termination of a contractual obligation under a pipeline connection agreement in the third quarter.
(4)	Includes a $16.2 million loss on trustee taxes in the fourth quarter.
(5)	Includes a $22.2 million income tax benefit in the fourth quarter. See Note 11.
(6)	Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

	First	Second	Third	Fourth	Total
Year ended December 31, 2016
Sales	$1,750,812	$2,146,199	$2,030,198	$2,312,430	$8,239,639
Gross profit (7)	$130,059	$129,342	$132,611	$154,478	$546,490
Net loss (8)(9)(10)	$(7,835)	$(8,543)	$(156,583)	$(65,662)	$(238,623)
Net loss attributable to Global Partners LP (11)	$(7,024)	$(7,310)	$(119,551)	$(65,527)	$(199,412)
Limited partners’ interest in net loss	$(6,977)	$(7,261)	$(118,750)	$(65,088)	$(198,076)
Basic net loss per limited partner unit	$(0.21)	$(0.22)	$(3.54)	$(1.94)	$(5.91)
Diluted net loss per limited partner unit	$(0.21)	$(0.22)	$(3.54)	$(1.94)	$(5.91)
Cash distributions per limited partner unit (6)	$0.4625	$0.4625	$0.4625	$0.4625	$1.85

(7)

Includes $28.0 million in revenue in the fourth quarter related to the absence of logistics nominations from one particular contract customer, specifically in the second, third and fourth quarters, and logistics revenue related to this contract in the first quarter.

(8)	Includes a net loss on sale and disposition of assets of $6.1 million, $0.4 million, $7.5 million and $6.5 million in the first, second, third and fourth quarters of 2016, respectively.
(9)	Includes a goodwill and long-lived asset impairment of $147.8 million in the third quarter of 2016.
(10)	Includes lease exit and termination expenses of $80.7 million in the fourth quarter of 2016.
(11)

Includes a net goodwill and long-lived asset impairment of $112.0 million ($147.8 million attributed to the Partnership, offset by $35.8 million attributed to the noncontrolling interest) in the third quarter of 2016.

.

Note 24. Subsequent Events

In the first quarter of 2018, the Partnership will recognize a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011. Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 the Partnership determined that the liability was no longer required. This recognition of one-time income will not impact cash flows from operations for the year ending December 31, 2018.

Distribution—On February 14, 2018, the Partnership paid a cash distribution of approximately $15.8 million to its unitholders of record as of the close of business on February 9, 2018.

Note 25. Supplemental Guarantor Condensed Consolidating Financial Statements

The Partnership’s wholly-owned subsidiaries, other than GLP Finance, are guarantors of senior notes issued by the Partnership and GLP Finance. As such, the Partnership is subject to the requirements of Rule 3-10 of Regulation S-X of the SEC regarding financial statements of guarantors and issuers of registered guaranteed securities. The Partnership presents condensed consolidating financial information for its subsidiaries within the notes to consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(d). The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2017 and 2016, the Condensed Consolidating Statements of Operations for the years ended December 31, 2017, 2016 and 2015 and the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13,035	$1,823	$—	$14,858
Accounts receivable, net	416,974	218	71	417,263
Accounts receivable - affiliates	3,773	71	(71)	3,773
Inventories	350,743	—	—	350,743
Brokerage margin deposits	9,681	—	—	9,681
Derivative assets	3,840	—	—	3,840
Prepaid expenses and other current assets	77,889	88	—	77,977
Total current assets	875,935	2,200	—	878,135
Property and equipment, net	1,029,864	6,803	—	1,036,667
Intangible assets, net	56,545	—	—	56,545
Goodwill	312,401	—	—	312,401
Other assets	36,421	—	—	36,421
Total assets	$2,311,166	$9,003	$—	$2,320,169

Liabilities and partners' equity
Current liabilities:
Accounts payable	$313,265	$147	$—	$313,412
Accounts payable - affiliates	(148)	148	—	—
Working capital revolving credit facility - current portion	126,700	—	—	126,700
Environmental liabilities - current portion	5,009	—	—	5,009
Trustee taxes payable	110,321	—	—	110,321
Accrued expenses and other current liabilities	99,288	219	—	99,507
Derivative liabilities	13,708	—	—	13,708
Total current liabilities	668,143	514	—	668,657
Working capital revolving credit facility - less current portion	100,000	—	—	100,000
Revolving credit facility	196,000	—	—	196,000
Senior notes	661,774	—	—	661,774
Environmental liabilities - less current portion	52,968	—	—	52,968
Financing obligations	150,334	—	—	150,334
Deferred tax liabilities	40,105	—	—	40,105
Other long-term liabilities	56,013	—	—	56,013
Total liabilities	1,925,337	514	—	1,925,851

Partners' equity
Global Partners LP equity	385,829	5,124	—	390,953
Noncontrolling interest	—	3,365	—	3,365
Total partners' equity	385,829	8,489	—	394,318
Total liabilities and partners' equity	$2,311,166	$9,003	$—	$2,320,169

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$8,917,997	$2,936	$(381)	$8,920,552
Cost of sales	8,332,940	4,941	(381)	8,337,500
Gross profit	585,057	(2,005)	—	583,052
Costs and operating expenses:
Selling, general and administrative expenses	154,611	422	—	155,033
Operating expenses	281,973	1,677	—	283,650
Loss on trustee taxes	16,194	—	—	16,194
Amortization expense	9,206	—	—	9,206
Net gain on sale and disposition of assets	(1,607)	(17)	—	(1,624)
Goodwill and long-lived asset impairment	809	—	—	809
Total costs and operating expenses	461,186	2,082	—	463,268
Operating income (loss)	123,871	(4,087)	—	119,784
Interest expense	(86,230)	—	—	(86,230)
Income before income tax benefit	37,641	(4,087)	—	33,554
Income tax benefit	23,563	—	—	23,563
Net income (loss)	61,204	(4,087)	—	57,117
Net loss attributable to noncontrolling interest	—	1,635	—	1,635
Net income (loss) attributable to Global Partners LP	61,204	(2,452)	—	58,752
Less: General partners' interest in net income, including incentive distribution rights	394	—	—	394
Limited partners' interest in net income (loss)	$60,810	$(2,452)	$—	$58,358

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$8,236,847	$5,961	$(3,169)	$8,239,639
Cost of sales	7,686,875	9,443	(3,169)	7,693,149
Gross profit (loss)	549,972	(3,482)	—	546,490
Costs and operating expenses:
Selling, general and administrative expenses	148,829	844	—	149,673
Operating expenses	284,430	4,117	—	288,547
Lease exit and termination expenses	80,665	—	—	80,665
Amortization expense	9,389	—	—	9,389
Net loss on sale and disposition of assets	20,495	—	—	20,495
Goodwill and long-lived asset impairment	45,803	104,169	—	149,972
Total costs and operating expenses	589,611	109,130	—	698,741
Operating loss	(39,639)	(112,612)	—	(152,251)
Interest expense	(86,319)	—	—	(86,319)
Loss before income tax expense	(125,958)	(112,612)	—	(238,570)
Income tax expense	(53)	—	—	(53)
Net loss	(126,011)	(112,612)	—	(238,623)
Net loss attributable to noncontrolling interest	—	39,211	—	39,211
Net loss attributable to Global Partners LP	(126,011)	(73,401)	—	(199,412)
Less: General partners' interest in net loss, including incentive distribution rights	(1,336)	—	—	(1,336)
Limited partners' interest in net loss	$(124,675)	$(73,401)	$—	$(198,076)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$10,306,493	$23,549	$(15,190)	$10,314,852
Cost of sales	9,722,340	10,033	(15,190)	9,717,183
Gross profit	584,153	13,516	—	597,669
Costs and operating expenses:
Selling, general and administrative expenses	174,925	2,118	—	177,043
Operating expenses	281,201	9,106	—	290,307
Amortization expense	10,467	3,032	—	13,499
Net loss on sale and disposition of assets	2,097	—	—	2,097
Total costs and operating expenses	468,690	14,256	—	482,946
Operating income (loss)	115,463	(740)	—	114,723
Interest expense	(73,324)	(8)	—	(73,332)
Income (loss) before income tax benefit	42,139	(748)	—	41,391
Income tax benefit	1,873	—	—	1,873
Net income (loss)	44,012	(748)	—	43,264
Net loss attributable to noncontrolling interest	—	299	—	299
Net income (loss) attributable to Global Partners LP	44,012	(449)	—	43,563
Less: General partners' interest in net income, including incentive distribution rights	7,667	—	—	7,667
Limited partners' interest in net income (loss)	$36,345	$(449)	$—	$35,896

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$346,829	$1,613	$348,442

Cash flows from investing activities
Acquisitions	(38,479)	—	(38,479)
Capital expenditures	(49,866)	—	(49,866)
Seller note issuances	(6,086)	—	(6,086)
Proceeds from sale of property and equipment	32,767	20	32,787
Net cash (used in) provided by investing activities	(61,664)	20	(61,644)

Cash flows from financing activities
Net payments on working capital revolving credit facility	(197,900)	—	(197,900)
Net payments on revolving credit facility	(20,700)	—	(20,700)
LTIP units withheld for tax obligations	(522)	—	(522)
Noncontrolling interest capital contribution	279	—	279
Distribution to noncontrolling interest	—	(465)	(465)
Distributions to partners	(62,660)	—	(62,660)
Net cash used in financing activities	(281,503)	(465)	(281,968)

Cash and cash equivalents
Increase in cash and cash equivalents	3,662	1,168	4,830
Cash and cash equivalents at beginning of year	9,373	655	10,028
Cash and cash equivalents at end of year	$13,035	$1,823	$14,858

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GLOBAL PARTNERS LP

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(In thousands)

	Balance at	Charged to				Balance
	Beginning	Costs and			Other	at End
Description	of Period	Expenses	Recoveries	Write Offs	Adjustment	of Period
Year ended December 31, 2017
Allowance for doubtful accounts—accounts receivable	$5,549	$211	$38	$(997)	$(196)	$4,605
Year ended December 31, 2016
Allowance for doubtful accounts—accounts receivable	$5,942	$231	$23	$(785)	$138	$5,549
Year ended December 31, 2015
Allowance for doubtful accounts—accounts receivable	$4,818	$1,303	$42	$(1,297)	$1,076	$5,942