Form 10-Q
period 2018-03-31
GLOBAL PARTNERS LP
filed 2018-05-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The issuer had 33,995,563 common units outstanding as of May 7, 2018.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$11,693	$14,858
Accounts receivable, net	417,657	417,263
Accounts receivable—affiliates	3,691	3,773
Inventories	392,950	350,743
Brokerage margin deposits	14,291	9,681
Derivative assets	9,823	3,840
Prepaid expenses and other current assets	86,075	77,977
Total current assets	936,180	878,135
Property and equipment, net	1,019,513	1,036,667
Intangible assets, net	53,968	56,545
Goodwill	312,258	312,401
Other assets	33,265	36,421
Total assets	$2,355,184	$2,320,169
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$271,798	$313,412
Working capital revolving credit facility—current portion	251,700	126,700
Environmental liabilities—current portion	5,006	5,009
Trustee taxes payable	37,960	110,321
Accrued expenses and other current liabilities	83,678	99,507
Derivative liabilities	12,498	13,708
Total current liabilities	662,640	668,657
Working capital revolving credit facility—less current portion	100,000	100,000
Revolving credit facility	196,000	196,000
Senior notes	662,444	661,774
Environmental liabilities—less current portion	51,514	52,968
Financing obligations	150,283	150,334
Deferred tax liabilities	38,948	40,105
Other long-term liabilities	54,961	56,013
Total liabilities	1,916,790	1,925,851
Partners’ equity
Global Partners LP equity:
Common unitholders 33,995,563 units issued and 33,652,198 outstanding at March 31, 2018 and 33,995,563 units issued and 33,645,092 outstanding at December 31, 2017)	443,694	399,399
General partner interest (0.67% interest with 230,303 equivalent units outstanding at March 31, 2018 and December 31, 2017)	(2,688)	(2,978)
Accumulated other comprehensive loss	(5,610)	(5,468)
Total Global Partners LP equity	435,396	390,953
Noncontrolling interest	2,998	3,365
Total partners’ equity	438,394	394,318
Total liabilities and partners’ equity	$2,355,184	$2,320,169

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Sales	$2,802,891	$2,270,784
Cost of sales	2,658,561	2,130,757
Gross profit	144,330	140,027
Costs and operating expenses:
Selling, general and administrative expenses	39,366	36,787
Operating expenses	74,049	67,213
Gain on trustee taxes	(52,627)	—
Amortization expense	2,468	2,261
Net loss (gain) on sale and disposition of assets	1,867	(11,862)
Total costs and operating expenses	65,123	94,399
Operating income	79,207	45,628
Interest expense	(21,445)	(23,287)
Income before income tax benefit	57,762	22,341
Income tax benefit	913	164
Net income	58,675	22,505
Net loss attributable to noncontrolling interest	367	441
Net income attributable to Global Partners LP	59,042	22,946
Less: General partner’s interest in net income, including incentive distribution rights	396	154
Limited partners’ interest in net income	$58,646	$22,792
Basic net income per limited partner unit	$1.74	$0.68
Diluted net income per limited partner unit	$1.73	$0.68
Basic weighted average limited partner units outstanding	33,652	33,554
Diluted weighted average limited partner units outstanding	33,802	33,610

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$58,675	$22,505
Other comprehensive (loss) income:
Change in fair value of cash flow hedges	209	398
Change in pension liability	(351)	319
Total other comprehensive (loss) income	(142)	717
Comprehensive income	58,533	23,222
Comprehensive loss attributable to noncontrolling interest	367	441
Comprehensive income attributable to Global Partners LP	$58,900	$23,663

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income	$58,675	$22,505
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,482	26,364
Amortization of deferred financing fees	1,343	1,535
Amortization of leasehold interests	109	310
Amortization of senior notes discount	370	356
Bad debt expense	312	752
Unit-based compensation expense	1,237	(117)
Gain on trustee taxes	(52,627)	—
Net loss (gain) on sale and disposition of assets	1,867	(11,862)
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	(706)	108,294
Accounts receivable-affiliate	82	186
Inventories	(42,287)	87,379
Broker margin deposits	(4,610)	8,767
Prepaid expenses, all other current assets and other assets	(5,970)	(16,017)
Accounts payable	(41,614)	(88,137)
Trustee taxes payable	(19,734)	(2,211)
Change in derivatives	(7,193)	(5,256)
Accrued expenses, all other current liabilities and other long-term liabilities	(19,450)	(15,283)
Net cash (used in) provided by operating activities	(103,714)	117,565
Cash flows from investing activities
Capital expenditures	(9,557)	(8,378)
Proceeds from sale of property and equipment	800	24,249
Net cash (used in) provided by investing activities	(8,757)	15,871
Cash flows from financing activities
Net borrowings from (payments on) working capital revolving credit facility	125,000	(97,700)
Net payments on revolving credit facility	—	(16,000)
Distributions to partners	(15,694)	(15,638)
Net cash provided by (used in) financing activities	109,306	(129,338)
Cash and cash equivalents
(Decrease ) increase in cash and cash equivalents	(3,165)	4,098
Cash and cash equivalents at beginning of period	14,858	10,028
Cash and cash equivalents at end of period	$11,693	$14,126
Supplemental information
Cash paid during the period for interest	$16,344	$17,265

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity
Balance at December 31, 2017	$399,399	$(2,978)	$(5,468)	$3,365	$394,318
Net income	58,646	396	—	(367)	58,675
Distributions to partners	(15,723)	(106)	—	—	(15,829)
Unit-based compensation	1,237	—	—	—	1,237
Other comprehensive income	—	—	(142)	—	(142)
Dividends on repurchased units	135	—	—	—	135
Balance at March 31, 2018	$443,694	$(2,688)	$(5,610)	$2,998	$438,394

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership is also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores with locations throughout the New England states and New York.  As of March 31, 2018, the Partnership had a portfolio of 1,445 owned, leased and/or supplied gasoline stations, including 260 directly operated convenience stores, in the Northeast, Maryland and Virginia.  The Partnership also receives revenue from convenience store sales, rental income and sundries.  In addition, the Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of March 31, 2018, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,377,738 common units, representing a 21.7% limited partner interest.

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements, except as described below for trustee taxes and in Note 2 herein for the adoption of Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” including modifications to that standard thereafter, and now codified as Accounting Standards Codification 606 (“ASC 606”) which the Partnership adopted on January 1, 2018 (see Note 22, New Accounting Standards—“Accounting Standards or Updates Recently Adopted” for additional information).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2018.  The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, the Partnership recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 the Partnership determined that the liability was no longer required.  The liability had historically been included in trustee taxes in the accompanying balance sheets.  The recognition of this one-time income item, which is included in gain on trustee taxes in the accompanying statements of operations for the three months ended March 31, 2018, did not impact cash flows from operations for the three months ended March 31, 2018 and will not impact cash flows from operations for the year ending December 31, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	63%	59%
Crude oil sales and crude oil logistics revenue	1%	5%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	33%	33%
Convenience store sales, rental income and sundries	3%	3%
Total	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Wholesale segment	28%	32%
Gasoline Distribution and Station Operations segment	69%	65%
Commercial segment	3%	3%
Total	100%	100%

See Note 16, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three months ended March 31, 2018 and 2017.

.

Note 2.    Adoption of ASC 606, Revenue from Contract Customers

On January 1, 2018, the Partnership adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historic accounting under ASC 605, “Revenue Recognition,” (“ASC 605”).  See below for the Partnership’s updated revenue recognition policy and the required disclosures under ASC 606.

Update to Revenue Recognition Policy

The Partnership’s sales relate primarily to the sale of refined petroleum products, renewable fuels, crude oil and propane and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances.  The Partnership may also provide for shipping costs at the time of sale, which are included in cost of sales.

Contracts with customers typically contain pricing provisions that are tied to a market index, with certain adjustments based on quality and freight due to location differences and prevailing supply and demand conditions, among other factors.  As a result, the price of the products fluctuates to remain competitive with other available product supplies.  The revenue associated with such arrangements is recognized upon delivery.

In addition, the Partnership generates revenue from its logistics activities when it stores, transloads and ships products owned by others.  Revenue from logistics services is recognized as services are provided.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Required Disclosures Under ASC 606

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the three months ended March 31, 2018 (in thousands):

Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$467,010	$892,299	$170,174	$1,529,483
Station operations	—	70,205	—	70,205
Total revenue from contracts with customers	467,010	962,504	170,174	1,599,688
Other sales:
Revenue originating as physical forward contracts and exchanges	1,086,317	—	98,981	1,185,298
Revenue from leases	505	17,400	—	17,905
Total other sales	1,086,822	17,400	98,981	1,203,203
Total sales	$1,553,832	$979,904	$269,155	$2,802,891

Nature of Goods and Services

Revenue from Contracts with Customers (ASC 606):

•

Refined petroleum products, renewable fuels, crude oil and propane sales—Under the Partnership’s Wholesale, Gasoline Distribution and Station Operations (“GDSO”) and Commercial segments, revenue is recognized at the point control that the product is transferred to the customer and collectability is reasonably assured.

•

Station operations—Revenue from convenience store sales of grocery and other merchandise and sundries (such as car wash sales, lottery and ATM commissions) is recognized at the time of the sale to the customer.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Revenue:

•

Revenue Originating as Physical Forward Contracts and Exchanges—The Partnership’s commodity contracts and other derivative activity include:  (i) exchange-traded derivative contracts that are hedges against inventory and either do not qualify for hedge accounting or are not designated in a hedge accounting relationship, (ii) exchange-traded derivative contracts used to economically hedge physical forward contracts, (iii) financial forward and over-the-counter swap agreements used to economically hedge physical forward contracts and (iv) the derivative instruments under the Partnership’s controlled trading program.  The Partnership does not take the normal purchase and sale exemption available under ASC 815, “Derivatives and Hedging,” for its physical forward contracts.  This income is recognized under ASC 815 and ASC 845, “Nonmonetary Transactions.”

•

Revenue from Leases—The Partnership has rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of the Partnership’s terminals.  This income is recognized under ASC 840, “Leases.”

Transaction Price Allocated to Remaining Performance Obligations

The Partnership has elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue.  Accordingly, the Partnership applies the practical expedient in paragraph ASC 606-10-50-14 to its contracts with customers where revenue is tied to a market-index and does not disclose information about variable consideration from remaining performance obligations for which the Partnership recognizes revenue.

The fixed component of estimated revenues expected to be recognized in the future related to performance obligations tied to a market index that are unsatisfied (or partially unsatisfied) at the end of the reporting period are not significant.

Contract Balances

A receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets, is recognized in the period the Partnership provides services when its right to consideration is unconditional.  In contrast, a contract asset will be recognized when the Partnership has fulfilled a contract obligation, but must perform other obligations before being entitled to payment.

The nature of the receivables related to revenue from contracts with customers and other revenue, as well as contract assets, are the same, given they are related to the same customers and have the same risk profile and securitization, and the Partnership believes the disaggregation of them would not be meaningful.

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer.  The Partnership had no contract liabilities at March 31, 2018 and December 31, 2017.  Payment terms on invoiced amounts are typically 2 to 30 days.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

undistributed net income or losses is assumed to be allocated to the common unitholders, or limited partners’ interest, and to the General Partner’s general partner interest.

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2018 and December 31, 2017 excluded 343,365 and 350,471 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 13).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP	$59,042	$58,646	$396	$—	$22,946	$22,792	$154	$—
Declared distribution	$15,829	$15,723	$106	$—	$15,829	$15,723	$106	$—
Assumed allocation of undistributed net income	43,213	42,923	290	—	7,117	7,069	48	—
Assumed allocation of net income	$59,042	$58,646	$396	$—	$22,946	$22,792	$154	$—

Denominator:
Basic weighted average limited partner units outstanding		33,652				33,554
Dilutive effect of phantom units		150				56
Diluted weighted average limited partner units outstanding		33,802				33,610
Basic net income per limited partner unit		$1.74				$0.68
Diluted net income per limited partner unit		$1.73				$0.68

The board of directors of the General Partner declared the following quarterly cash distribution:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 27, 2018	$0.4625	March 31, 2018

See Note 14, “Partners’ Equity and Cash Distributions” for further information.

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

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Distillates: home heating oil, diesel and kerosene	$146,273	$183,059
Gasoline	125,426	81,504
Gasoline blendstocks	63,735	26,789
Crude oil	15,326	10,809
Residual oil	23,268	28,442
Propane and other	475	1,659
Renewable identification numbers (RINs)	396	380
Convenience store inventory	18,051	18,101
Total	$392,950	$350,743

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $8.1 million and $9.5 million at March 31, 2018 and December 31, 2017, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $12.9 million and $8.4 million at March 31, 2018 and December 31, 2017, respectively.  Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

	Goodwill Allocated to
	Wholesale	GDSO
	Reporting	Reporting
	Unit	Unit	Total
Balance at December 31, 2017	—	312,401	$312,401
Disposals (1)	—	(143)	(143)
Balance at March 31, 2018	$—	$312,258	$312,258

(1)	Disposals represent derecognition of goodwill associated with the sale and disposition of certain assets. See Note 7.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Buildings and improvements	$1,015,197	$1,015,386
Land	408,632	409,146
Fixtures and equipment	43,107	42,959
Idle plant assets	30,500	30,500
Construction in process	22,673	22,403
Capitalized internal use software	30,626	30,626
Total property and equipment	1,550,735	1,551,020
Less accumulated depreciation	531,222	514,353
Total	$1,019,513	$1,036,667

Property and equipment includes assets held for sale of $12.3 million and $12.4 million at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018, the Partnership had a $55.7 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013.  In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol.  The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service.  Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at March 31, 2018 and December 31, 2017.

If the Partnership is unable to generate cash flows to support the recoverability of the plant and facility assets, this may become an indicator of potential impairment of the West Coast facility.  The Partnership believes these assets are recoverable but continues to monitor the market for ethanol, the continued business development of this facility for either ethanol or crude oil transloading, and the related impact this may have on the facility’s operating cash flows and whether this would constitute an impairment indicator.

Note 7.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Sale of natural gas brokerage and electricity businesses	$—	$(14,172)
Periodic divestiture of gasoline stations	—	(180)
Strategic asset divestiture program -Real estate firm coordinated sale	(24)	423
Loss on assets held for sale	1,526	2,051
Other	365	16
Total	$1,867	$(11,862)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sale of Natural Gas and Electricity Brokerage Businesses

On February 1, 2017, the Partnership completed the sale of its natural gas marketing and electricity brokerage businesses for a purchase price of approximately $17.3 million, subject to customary closing adjustments.  Proceeds from the sale amounted to approximately $16.3 million, and the Partnership realized a gain on the sale of $14.2 million for the three months ended March 31, 2017.

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to $0 and a $0.2 million gain for the three months ended March 31, 2018 and 2017, respectively.

Strategic Asset Divestiture Program

The Partnership identified certain non-strategic GDSO sites that are part of its Strategic Asset Divestiture Program (the “Divestiture Program”).

Real Estate Firm Coordinated Sale—The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites.  Two sites were sold during the three months ended March 31, 2018.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations.  The Partnership recognized an immaterial gain on the sale for the three months ended March 31, 2018, including the derecognition of GDSO goodwill in the amount of $0.1 million.  The Partnership recognized a $0.4 million loss for the three months ended March 31, 2017, including the derecognition of GDSO goodwill in the amount of $2.0 million.  As of March 31, 2018, the criteria to be presented as held for sale was met for 17 sites.

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale.

The Partnership classified 8 sites as held for sale at both March 31, 2018 and December 31, 2017, which are periodic divestiture gasoline station sites.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $0.8 million for the three months ended March 31, 2018, which are included in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations.  The Partnership recorded impairment charges related to assets held for sale at March 31, 2017 of $0.2 million for the three months ended March 31, 2017.

Additionally, the Partnership classified 17 sites and 18 sites at March 31, 2018 and December 31, 2017, respectively, associated with the real estate firm coordinated sale discussed above.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $0.7 million for the three months ended March 31, 2018, which are included in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations.  The Partnership recorded impairment charges related to assets held for sale at March 31, 2017 of $1.9 million for the three months ended March 31, 2017.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets held for sale of $12.3 million and $12.4 million at March 31, 2018 and December 31, 2017, respectively, are included in property and equipment in the accompanying balance sheets.  Assets held for sale are expected to be sold within the next 12 months.

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

Note 8.    Debt and Financing Obligations

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

The average interest rates for the Credit Agreement were 3.9% and 3.4% for the three months ended March 31, 2018 and 2017, respectively.  The increase for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to increases in market interest rates.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at March 31, 2018, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $100.0 million over the next twelve months and, therefore, classified $251.7 million as the current portion at March 31, 2018, representing the amount the Partnership expects to pay down over the next twelve months.  The long-term portion of the working capital revolving credit facility was $100.0 million and $100 million at March 31, 2018 and December 31, 2017, respectively, and the current portion was $251.7 million and $126.7 million at March 31, 2018 and December 31, 2017, respectively.  The increase in total borrowings under the working capital revolving credit facility of $125.0 million from December 31, 2017 was primarily due to carrying higher levels of gasoline and gasoline blendstocks inventory volume and to an increase in prices.

As of March 31, 2018, the Partnership had total borrowings outstanding under the Credit Agreement of $547.7 million, including $196.0 million outstanding on the revolving credit facility.  In addition, the Partnership had

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

outstanding letters of credit of $66.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $685.5 million and $810.3 million at March 31, 2018 and December 31, 2017, respectively.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at March 31, 2018.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Please read Note 6 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on the Credit Agreement.

Senior Notes

The Partnership had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at March 31, 2018.   Please read Note 6 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million and $2.4 million was recorded for the three months ended March 31, 2018 and 2017, respectively, and is included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.4 million for each of the three months ended March 31, 2018 and 2017.  The financing obligation balance outstanding at March 31, 2018 was $87.8 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated.  The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for each of the three months ended March 31, 2018 and 2017.  The financing obligation balance outstanding at March 31, 2018 was $62.5 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership had unamortized deferred financing fees of $14.6 million and $15.9 million at March 31, 2018 and December 31, 2017, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $8.6 million and $9.6 million at March 31, 2018 and December 31, 2017, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $5.1 million and $5.4 million at March 31, 2018 and December 31, 2017, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million at both March 31, 2018 and December 31, 2017.

Amortization expense of approximately $1.3 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Note 9.    Derivative Financial Instruments

The Partnership principally uses derivative instruments, which include regulated exchange-traded futures and options contracts (collectively, “exchange-traded derivatives”) and physical and financial forwards and over-the-counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce its exposure to unfavorable changes in commodity market prices and interest rates.  The Partnership uses these exchange-traded and OTC derivatives to hedge commodity price risk associated with its inventory and undelivered forward commodity purchases and sales (“physical forward contracts”) and uses interest rate swap instruments to reduce its exposure to fluctuations in interest rates associated with the Partnership’s credit facilities.  The Partnership accounts for derivative transactions in accordance with ASC Topic 815 and recognizes derivatives instruments as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value.  The changes in fair value of the derivative transactions are presented currently in earnings, unless specific hedge accounting criteria are met.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at March 31, 2018:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	82,254	Thousands of barrels
Short	(85,766)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	16,013	Thousands of barrels
Short	(7,166)	Thousands of barrels

Interest Rate Swap	$100.0	Millions of U.S. dollars

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2018	2017
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$2,729	$20,696

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(1,196)	$(20,845)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

At March 31, 2018, the Partnership had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.  This interest rate swap expires on October 2, 2018.

The amount of gain (loss) recognized in other comprehensive income as effective for derivatives designated in cash flow hedging relationships was $0.2 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.  The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for each of the three months ended March 31, 2018 and 2017.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
Derivatives not designated as	Recognized in	March 31,
hedging instruments	Income on Derivatives	2018	2017
Commodity contracts	Cost of sales	$1,832	$1,554

Margin Deposits

All of the Partnership’s exchange-traded derivative contracts (designated and not designated) are transacted through clearing brokers.  The Partnership deposits initial margin with the clearing brokers, along with variation margin,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at March 31, 2018 and December 31, 2017 (in thousands):

		March 31, 2018
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$17,054	$17,054
Interest rate swaps	Prepaid expenses and other current assets	—	75	75
Forward derivative contracts (1)	Derivative assets	—	9,823	9,823
Total asset derivatives		$—	$26,952	$26,952

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(412)	$(43,802)	$(44,214)
Forward derivative contracts (1)	Derivative liabilities	—	(12,498)	(12,498)
Interest rate swap contracts	Other long-term liabilities	—	—	—
Total liability derivatives		$(412)	$(56,300)	$(56,712)

		December 31, 2017
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$32,483	$32,483
Forward derivative contracts (1)	Derivative assets	—	3,840	3,840
Total asset derivatives		$—	$36,323	$36,323

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(7,214)	$(63,869)	$(71,083)
Forward derivative contracts (1)	Derivative liabilities	—	(13,708)	(13,708)
Interest rate swap contracts	Other long-term liabilities	—	(134)	(134)
Total liability derivatives		$(7,214)	$(77,711)	$(84,925)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Note 10.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value at March 31, 2018
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$9,570	$253	$—	$9,823
Interest rate swaps	—	75	—	—	75
Exchange-traded/cleared derivative instruments (2)	(27,160)	—	—	41,451	14,291
Pension plans	17,374	—	—	—	17,374
Total assets	$(9,786)	$9,645	$253	$41,451	$41,563

Liabilities:
Forward derivative contracts (1)	$—	$(12,365)	$(133)	$—	$(12,498)

	Fair Value at December 31, 2017
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$3,207	$633	$—	$3,840
Exchange-traded/cleared derivative instruments (2)	(38,600)	—	—	48,281	9,681
Pension plans	17,580	—	—	—	17,580
Total assets	$(21,020)	$3,207	$633	$48,281	$31,101

Liabilities:
Forward derivative contracts (1)	$—	$(12,671)	$(1,037)	$—	$(13,708)
Interest rate swaps	—	(134)	—	—	(134)
Total liabilities	$—	$(12,805)	$(1,037)	$—	$(13,842)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

The carrying value of the inventory qualifying for fair value hedge accounting approximates fair value due to adjustments for changes in fair value of the hedged item.  The fair values of the derivatives used by the Partnership are disclosed in Note 9.

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

	March 31, 2018		December 31, 2017
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% senior notes	$375,000	$373,125	$375,000	$383,906
7.00% senior notes	$300,000	$303,000	$300,000	$308,250

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs for crude oil were ($4.35) to ($2.85) per barrel and ($8.50) to ($1.00) per barrel as of March 31, 2018 and December 31, 2017, respectively.  The estimates for these inputs for propane were $0 to $5.88 per barrel and ($3.36) to $8.40 per barrel as of March 31, 2018 and December 31, 2017, respectively.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 9.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at March 31, 2018 (in thousands):

Fair value at December 31, 2017	$(404)
Derivatives entered into during the period	(24)
Derivatives sold during the period	136
Realized gains (losses) recorded in cost of sales	(350)
Unrealized gains (losses) recorded in cost of sales	762
Fair value at March 31, 2018	$120

The Partnership’s policy is to recognize transfers between levels with the fair value hierarchy as of the beginning of the reporting period.  The Partnership also excludes any activity for derivative instruments that were not classified as Level 3 at either the beginning or end of the reporting period.

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment.  For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 7 for a discussion of the Partnership’s assets held for sale and Note 17 for acquired assets and liabilities measured on a non-recurring basis.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.    Environmental Liabilities and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2018 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	March 31,
Environmental Liability Related to:	2017	2018	2018	2018	2018
Retail gasoline stations	$53,569	$(649)	$(150)	$(609)	$52,161
Terminals	4,408	(49)	—	—	4,359
Total environmental liabilities	$57,977	$(698)	$(150)	$(609)	$56,520
Current portion	$5,009				$5,006
Long-term portion	52,968				51,514
Total environmental liabilities	$57,977				$56,520

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

Renewable Identification Numbers (RINs)

A RIN is a serial number assigned to a batch of renewable fuel for the purpose of tracking its production, use and trading as required by the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard that originated with the Energy Policy Act of 2005 and modified by the Energy Independence and Security Act of 2007.  To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”).  The Partnership’s EPA obligations relative to renewable fuel reporting are comprised of foreign gasoline and diesel that the Partnership may choose to import and blending operations at certain facilities.  As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO.  While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period.

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was immaterial at March 31, 2018 and December 31, 2017.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses at March 31, 2018 and December 31, 2017 from firm non-cancellable commitments were immaterial.

Note 12.    Related Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice.  As of March 31, 2018, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including bonus, payroll and payroll taxes, were $26.6 million and $24.6 million for the three months ended March 31, 2018 and 2017, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from GPC and the General Partner (in thousands):

	March 31,	December 31,
	2018	2017
Receivables from GPC	$27	$7
Receivables from the General Partner (1)	3,664	3,766
Total	$3,691	$3,773

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

.

Note 13.    Long-Term Incentive Plan

The Partnership has a Long Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP.  The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership.  The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards.  Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements.  Please read Note 15 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on the LTIP.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested phantom units at December 31, 2017	949,217	25.48
Vested	(7,106)	37.53
Forfeited	(13,435)	16.75
Outstanding non—vested phantom units at March 31, 2018	928,676	25.52

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $1.3 million and a gain of ($0.1 million) for the three months ended March 31, 2018 and 2017, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  For the three months ended March 31, 2017, the Partnership reversed compensation expenses related to the forfeitures during the quarter in the amount of $1.2 million.

The total compensation cost related to the non-vested awards not yet recognized at March 31, 2018 was approximately $12.5 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were purchased during the three months ended March 31, 2018.

Note 14.    Partners’ Equity and Cash Distributions

Partners’ Equity

Partners’ equity at March 31, 2018 consisted of 33,995,563 common units issued, including 7,377,738 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.  There have been no changes to partners’ equity during the three months ended March 31, 2018.

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

(Unaudited)

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distribution during 2018 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2018	12/31/17	$0.4625	$15,723	$106	$—	$15,829

In addition, on April 27, 2018, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) on all of its outstanding common units for the period from January 1, 2018 through March 31, 2018.  On May 15 2018, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on May 10, 2018.

Note 15.    Unitholders’ Equity

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$773,370	$505,704
Crude oil (1)	31,435	103,528
Other oils and related products (2)	749,027	616,567
Total	$1,553,832	$1,225,799
Product margin
Gasoline and gasoline blendstocks	$25,387	$15,385
Crude oil (1)	5,073	6,892
Other oils and related products (2)	16,687	29,873
Total	$47,147	$52,150
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$892,299	$767,636
Station operations (3)	87,605	75,596
Total	$979,904	$843,232
Product margin
Gasoline	$70,145	$67,155
Station operations (3)	43,534	38,895
Total	$113,679	$106,050
Commercial Segment:
Sales	$269,155	$201,753
Product margin	$5,237	$4,189
Combined sales and Product margin:
Sales	$2,802,891	$2,270,784
Product margin (4)	$166,063	$162,389
Depreciation allocated to cost of sales	(21,733)	(22,362)
Combined gross profit	$144,330	$140,027

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 114 million gallons and 113 million gallons of the GDSO segment’s sales for the three months ended March 31, 2018 and 2017, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment.  Predominantly all of the Commercial segment’s sales were sourced by the Wholesale segment.  These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Combined gross profit	$144,330	$140,027
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	39,366	36,787
Operating expenses	74,049	67,213
Gain on trustee taxes	(52,627)	—
Amortization expense	2,468	2,261
Net loss (gain) on sale and disposition of assets	1,867	(11,862)
Total operating costs and expenses	65,123	94,399
Operating income	79,207	45,628
Interest expense	(21,445)	(23,287)
Income tax benefit	913	164
Net income	58,675	22,505
Net loss attributable to noncontrolling interest	367	441
Net income attributable to Global Partners LP	$59,042	$22,946

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three months ended March 31, 2018 and 2017.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2018 and December 31, 2017 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
March 31, 2018	$650,548	$—	$1,257,343	$447,293	$2,355,184
December 31, 2017	$613,764	$100	$1,281,370	$424,935	$2,320,169

Note 17.    Business Combination

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the quarter ended March 31, 2018, the Partnership recorded no changes to the preliminary purchase accounting from December 31, 2017.

Management is in the process of completing its purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of Honey Farms’ property and equipment, intangible assets consisting of in-place leases, favorable leasehold interests and franchise rights, and other non-current liabilities consisting of unfavorable leasehold interests.

This valuation is in the final stages of review by management and, during the quarter ended March 31, 2018, the estimated fair values of property and equipment of $14.1 million and intangibles assets of $1.4 million were developed by management based on their estimates, assumptions and acquisition history including reports from the third-party valuation firm.  The estimated fair values of the property and equipment, intangible assets and unfavorable leasehold interests will be supported by the valuations performed by the third-party valuation firm.  It is possible that once the Partnership receives the completed valuations on the property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

The fair value of $1.3 million assigned to the assumption of environmental liabilities was developed by management based on their estimates, assumptions and acquisition history.

The fair values of the remaining Honey Farms assets and liabilities noted above approximate their carrying values as of the acquisition date.

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As part of the purchase price allocation, identifiable intangible assets include in-place leases, favorable leasehold interests and franchise rights that are being amortized over one, three and three years, respectively.  Amortization expense related to the intangible assets was $0.2 million for the three months ended March 31, 2018.  The in-place leases, favorable leasehold interests and franchise rights have a weighted average term of approximately three, two and four years, respectively, prior to their next renewal.

The $21.6 million of goodwill was assigned to the GDSO reporting unit as the transaction expanded the Partnership’s footprint and enables the Partnership to benefit from economies of scale in the purchase of gasoline and convenience store merchandise.  The goodwill is expected to be tax deductible.  The operations of Honey Farms have been integrated into the GDSO reporting segment.

Supplemental Pro Forma Information—Revenues and net income not included in the Partnership’s consolidated operating results for Honey Farms from January 1, 2017 through October 18, 2017, the acquisition date, were immaterial.

Note 18.    Income Taxes

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s accounting guidance regarding income taxes.  The Partnership concluded, based upon an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period.  The valuation allowance increased by $0.1 million for the three months ended March 31, 2018.

The Partnership computed its tax provision for the three months ended March 31, 2018 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate.  Given a reliable estimate of the annual effective tax rate cannot be made, the Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three months ended March 31, 2018.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established.  The Partnership had gross-tax effected unrecognized tax benefits of $1.0 million at both March 31, 2018 and December 31, 2017, of which all would favorably impact the effective tax rate if recognized.

GMG files income tax returns in the United States and various state jurisdictions.  With few exceptions, the Partnership is subject to income tax examination by tax authorities for all years dated back to 2014.

Tax Cuts and Jobs Act

As disclosed in Note 11, “Income Taxes,” of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, the Partnership recorded provisional amounts in its 2017 consolidated financial statements to reflect the federal, state and foreign impacts of the Tax Cuts and Jobs Act (the “Act”), as well as to the balance of the Partnership’s deferred tax assets and liabilities.  These amounts remain provisional and subject to Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” (“SAB 118”) as of March 31, 2018.  There have been no changes to the provisional amounts recorded in the 2017 financial statements during the three months ended March 31, 2018.

While the Partnership made reasonable estimates of the effects of the Act in its 2017 consolidated financial statements, the final impact of the Act may differ from these estimates due to, among other things, changes in the Partnership’s interpretations of and assumptions under the Act and additional guidance that may be issued by the Internal Revenue Service.  As a result, the Partnership will continue to gather additional information to determine the final impact of these changes.  SAB 118 provides that in these cases, an entity should continue to apply ASC Topic 740, “Income

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Taxes,” based on the provisions of the tax laws that were in effect immediately prior to the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for entities to complete the accounting under ASC Topic 740.

Note 19.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Pension
Three Months Ended March 31, 2018	Plan	Derivatives	Total
Balance at December 31, 2017	$(5,333)	$(135)	$(5,468)
Other comprehensive income before reclassifications of gain (loss)	(335)	209	(126)
Amount of (loss) gain reclassified from accumulated other comprehensive income	(16)	—	(16)
Total comprehensive income	(351)	209	(142)
Balance at March 31, 2018	$(5,684)	$74	$(5,610)

Amounts are presented prior to the income tax effect on other comprehensive income.  Given the Partnership’s partnership status for federal income tax purposes, the effective tax rate is immaterial.

Note 20.    Supplemental Cash Flow Information

The following table presents supplemental cash flow information for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Borrowings from working capital revolving credit facility	$508,800	$303,600
Payments on working capital revolving credit facility	(383,800)	(401,300)
Net borrowings from (payments on) working capital revolving credit facility	$125,000	$(97,700)
Payments on revolving credit facility	—	(16,000)
Net payments on revolving credit facility	$—	$(16,000)

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

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorize the Partnership to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program.  The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties.  The Partnership believes that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law has occurred.  The Partnership disputes the claims alleged in the NOV and responded to the EPA in September 2016.  The Partnership met with the EPA and provided additional information at the agency’s request.  On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV.  On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying.  The EPA did not respond with such evidence, but instead requested that the Partnership enter into a further tolling agreement.  The Partnership has signed a number of tolling agreements with respect to this matter, as requested by the EPA, and such agreements currently extend through June 29, 2018.  To date, the EPA has not taken any further formal action with respect to the NOV.

By letter dated January 25, 2017, the Partnership received a notice of intent to sue (the “2017 NOI”) from Earthjustice related to alleged violations of the CAA; specifically alleging that the Partnership was operating the Albany Terminal without a valid CAA Title V Permit.  On February 9, 2017, the Partnership responded to Earthjustice advising that the 2017 NOI was without factual or legal merit and that the Partnership would move to dismiss any action commenced by Earthjustice.  No action was taken by either the EPA or the NYSDEC with regard to the Earthjustice allegations.  At this time, there has been no further action taken by Earthjustice.  Neither the EPA nor the NYSDEC has followed up on the 2017 NOI.  The Albany Terminal is currently operating pursuant to its Title V Permit, which has been extended in accordance with the State Administrative Procedures Act.  The Partnership believes that it has meritorious defenses against all allegations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 22.    New Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Partnership’s consolidated financial statements, from those disclosed in the Partnership’s 2017 Annual Report on Form 10-K, except for the following:

Accounting Standards or Updates Recently Adopted

In May 2017, the FASB issued ASU 2017-09, “Compensation–Stock Compensation: Scope of Modification Accounting.”  This standard clarifies that modification accounting for share-based payment awards should not be applied if the fair value, vesting conditions, and the classification of the modified award as an equity instrument or as a liability instrument are the same before and immediately after the modification.  This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods.  Adoption will be applied prospectively to awards modified on or after the adoption date.  The Partnership adopted this standard on January 1, 2018.  The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.”  This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods.  The Partnership adopted this standard on January 1, 2018.  The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.”  This standard reduces diversity in practice in how certain transactions are classified in the statement of cash flows by addressing eight specific cash receipt and cash payment issues.  This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted.  The Partnership adopted this standard on January 1, 2018.  The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities”.  This standard revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value.  This standard also requires the change in fair value of many equity investments to be recognized in net income.  This standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.  The Partnership adopted this standard on January 1, 2018.  The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” and has modified the standard thereafter, now codified as ASC 606.  ASC 606 supersedes previous revenue recognition requirements in ASC 605, includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which entities expect to be entitled in exchange for those goods or services and expands disclosure requirements.  ASC 606 became effective for annual reporting periods beginning January 1, 2018, at which point the Partnership adopted the standard.  The adoption of this standard did not have a material impact on the recognition of revenue on the Partnership’s consolidated financial statements as it did not materially impact the timing or measurement of the Partnership’s revenue recognition.  The Partnership adopted the standard using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historical accounting under ASC 605.  See Note 2 for additional information.

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

Note 23.    Subsequent Event

Distribution—On April 27, 2018, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) for the period from January 1, 2018 through

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2018.  On May 15, 2018, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on May 10, 2018.

Note 24.    Supplemental Guarantor Condensed Consolidating Financial Statements

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2018 and December 31, 2017, the Condensed Consolidating Statements of Operations for the three months ended March 31, 2018 and 2017 and the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2018 and 2017 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,084	$1,609	$—	$11,693
Accounts receivable, net	417,623	6	28	417,657
Accounts receivable - affiliates	3,691	28	(28)	3,691
Inventories	392,950	—	—	392,950
Brokerage margin deposits	14,291	—	—	14,291
Derivative assets	9,823	—	—	9,823
Prepaid expenses and other current assets	85,843	232	—	86,075
Total current assets	934,305	1,875	—	936,180
Property and equipment, net	1,013,618	5,895	—	1,019,513
Intangible assets, net	53,968	—	—	53,968
Goodwill	312,258	—	—	312,258
Other assets	33,265	—	—	33,265
Total assets	$2,347,414	$7,770	$—	$2,355,184

Liabilities and partners' equity
Current liabilities:
Accounts payable	$271,726	$72	$—	$271,798
Accounts payable - affiliates	(49)	49	—	—
Working capital revolving credit facility - current portion	251,700	—	—	251,700
Environmental liabilities - current portion	5,006	—	—	5,006
Trustee taxes payable	37,960	—	—	37,960
Accrued expenses and other current liabilities	83,601	77	—	83,678
Derivative liabilities	12,498	—	—	12,498
Total current liabilities	662,442	198	—	662,640
Working capital revolving credit facility - less current portion	100,000	—	—	100,000
Revolving credit facility	196,000	—	—	196,000
Senior notes	662,444	—	—	662,444
Environmental liabilities - less current portion	51,514	—	—	51,514
Financing obligations	150,283	—	—	150,283
Deferred tax liabilities	38,948	—	—	38,948
Other long-term liabilities	54,961	—	—	54,961
Total liabilities	1,916,592	198	—	1,916,790

Partners' equity
Global Partners LP equity	430,822	4,574	—	435,396
Noncontrolling interest	—	2,998	—	2,998
Total partners' equity	430,822	7,572	—	438,394
Total liabilities and partners' equity	$2,347,414	$7,770	$—	$2,355,184

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$2,802,584	$392	$(85)	$2,802,891
Cost of sales	2,657,810	836	(85)	2,658,561
Gross profit	144,774	(444)	—	144,330
Costs and operating expenses:
Selling, general and administrative expenses	39,274	92	—	39,366
Operating expenses	73,667	382	—	74,049
Gain on trustee taxes	(52,627)	—	—	(52,627)
Amortization expense	2,468	—	—	2,468
Net loss on sale and disposition of assets	1,867	—	—	1,867
Total costs and operating expenses	64,649	474	—	65,123
Operating income (loss)	80,125	(918)	—	79,207
Interest expense	(21,445)	—	—	(21,445)
Income (loss) before income tax benefit	58,680	(918)	—	57,762
Income tax benefit	913	—	—	913
Net income (loss)	59,593	(918)	—	58,675
Net loss attributable to noncontrolling interest	—	367	—	367
Net income (loss) attributable to Global Partners LP	59,593	(551)	—	59,042
Less: General partners' interest in net income, including incentive distribution rights	396	—	—	396
Limited partners' interest in net income (loss)	$59,197	$(551)	$—	$58,646

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$2,270,121	$669	$(6)	$2,270,784
Cost of sales	2,129,652	1,111	(6)	2,130,757
Gross profit	140,469	(442)	—	140,027
Costs and operating expenses:
Selling, general and administrative expenses	36,673	114	—	36,787
Operating expenses	66,649	564	—	67,213
Amortization expense	2,261	—	—	2,261
Net gain on sale and disposition of assets	(11,845)	(17)	—	(11,862)
Total costs and operating expenses	93,738	661	—	94,399
Operating income (loss)	46,731	(1,103)	—	45,628
Interest expense	(23,287)	—	—	(23,287)
Income (loss) before income tax benefit	23,444	(1,103)	—	22,341
Income tax benefit	164	—	—	164
Net income (loss)	23,608	(1,103)	—	22,505
Net loss attributable to noncontrolling interest	—	441	—	441
Net income (loss) attributable to Global Partners LP	23,608	(662)	—	22,946
Less: General partners' interest in net income, including incentive distribution rights	154	—	—	154
Limited partners' interest in net income (loss)	$23,454	$(662)	$—	$22,792

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Three Months Ended March 31, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(103,500)	$(214)	$(103,714)

Cash flows from investing activities
Capital expenditures	(9,557)	—	(9,557)
Proceeds from sale of property and equipment	800	—	800
Net cash used in investing activities	(8,757)	—	(8,757)

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	125,000	—	125,000
Distributions to partners	(15,694)	—	(15,694)
Net cash provided by financing activities	109,306	—	109,306

Cash and cash equivalents
Decrease in cash and cash equivalents	(2,951)	(214)	(3,165)
Cash and cash equivalents at beginning of period	13,035	1,823	14,858
Cash and cash equivalents at end of period	$10,084	$1,609	$11,693

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Three Months Ended March 31 2017

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

.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We are also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores in these areas.  As of March 31, 2018, we had a portfolio of 1,445 owned, leased and/or supplied gasoline stations, including 260 directly operated convenience stores, in the Northeast, Maryland and Virginia.  We also receive revenue from convenience store sales, rental income and sundries.  In addition, we own transload and storage terminals in North Dakota and Oregon that extend our origin‑to‑destination capabilities from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $2.7 billion of refined petroleum products, renewable fuels, crude oil and propane for the three months ended March 31, 2018.  In addition, we had other revenues of approximately $0.1 billion for the three months ended March 31, 2018 from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

We base our pricing on spot prices, fixed prices or indexed prices and routinely use the New York Mercantile Exchange (“NYMEX”), Chicago Mercantile Exchange (“CME”) and Intercontinental Exchange (“ICE”) or other counterparties to hedge the risk inherent in buying and selling commodities.  Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.

2018 Development

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, we recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required.  The recognition of this one-time income item did not impact cash flows from operations for the three months ended March 31, 2018 and will not impact cash flows from operations for the year ending December 31, 2018.

2017 Transactions

Acquisition of Gasoline and Convenience Store Assets—On October 18, 2017, we completed the acquisition of retail gasoline and convenience store assets from Honey Farms in a cash transaction.  The acquisition included 11 company-operated retail sites with gasoline and convenience stores and 22 company-operated stand-alone convenience stores.  All of the sites are located in the greater Worcester, Massachusetts area.  See Note 17 of Notes to Consolidated Financial Statements for additional information.

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

In our Wholesale segment, we obtain Renewable Identification Numbers (“RIN”) in connection with our purchase of ethanol which is used for bulk trading purposes or for blending with gasoline through our terminal system.  A RIN is a renewable identification number associated with government-mandated renewable fuel standards.  To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”).  Our U.S. Environmental Protection Agency’s (“EPA”) obligations relative to renewable fuel reporting are comprised of foreign gasoline and diesel that we may import and blending operations at certain facilities.

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

As of March 31, 2018, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	260
Commissioned agents	266
Lessee dealers	228
Contract dealers	691
Total	1,445

At our company‑operated stores, we operate the gasoline stations and convenience stores with our employees, and we set the retail price of gasoline at the station.  At commissioned agent locations, we own the gasoline inventory, and we set the retail price of gasoline at the station and pay the commissioned agent a fee related to the gallons sold.  We receive rental income from commissioned agent leased gasoline stations for the leasing of the convenience store premises, repair bays and other businesses that may be conducted by the commissioned agent.  At dealer‑leased locations, the dealer purchases gasoline from us, and the dealer sets the retail price of gasoline at the dealer’s station.  We also receive rental income from (i) dealer‑leased gasoline stations and (ii) cobranding arrangements.  We also supply gasoline to locations owned and/or leased by independent contract dealers.  Additionally, we have contractual relationships with distributors in certain New England and Mid-Atlantic states pursuant to which we source and supply these distributors’ gasoline stations with ExxonMobil‑branded gasoline.

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our results of operations and financial condition depend, in part, upon the following:

•

Our business is influenced by the overall markets for refined petroleum products, renewable fuels, crude oil and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement. Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for refined petroleum products, renewable fuels, crude oil and propane, price volatility and the market for such products.  Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders.  Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market.  We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps.  In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive.  For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects.  When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations.  Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.  When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor.  A significant decrease in the price for crude oil could adversely affect the economics of domestic crude oil production which, in turn, could have an adverse effect on our crude oil logistics activities and sales. A significant decrease in crude oil differentials could also have an adverse effect on our crude oil logistics activities and sales.

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

Operating Expenses

Operating expenses are costs associated with the operation of the terminals, transload facilities and gasoline stations and convenience stores used in our businesses.  Lease payments, maintenance and repair, property taxes, utilities, credit card fees, taxes, labor and labor-related expenses comprise the most significant portion of our operating expenses.  The majority of these expenses remains relatively stable independent of the volumes through our system but fluctuate slightly depending on the activities performed during a specific period.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net income attributable to Global Partners LP	$59,042	$22,946
EBITDA (1)	105,693	71,920
Adjusted EBITDA (1)(2)	$107,560	$60,058
Distributable cash flow (3)(4)	$79,770	$44,174
Wholesale Segment:
Volume (gallons)	864,384	778,280
Sales
Gasoline and gasoline blendstocks	$773,370	$505,704
Crude oil (5)	31,435	103,528
Other oils and related products (6)	749,027	616,567
Total	$1,553,832	$1,225,799
Product margin
Gasoline and gasoline blendstocks	$25,387	$15,385
Crude oil (5)	5,073	6,892
Other oils and related products (6)	16,687	29,873
Total	$47,147	$52,150
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	378,333	366,099
Sales
Gasoline	$892,299	$767,636
Station operations (7)	87,605	75,596
Total	$979,904	$843,232
Product margin
Gasoline	$70,145	$67,155
Station operations (7)	43,534	38,895
Total	$113,679	$106,050
Commercial Segment:
Volume (gallons)	144,183	131,523
Sales	$269,155	$201,753
Product margin	$5,237	$4,189
Combined sales and product margin:
Sales	$2,802,891	$2,270,784
Product margin (8)	$166,063	$162,389
Depreciation allocated to cost of sales	(21,733)	(22,362)
Combined gross profit	$144,330	$140,027

GDSO portfolio as of March 31, 2018 and 2017:	2018	2017
Company operated	260	243
Commissioned agents	266	268
Lessee dealers	228	242
Contract dealers	691	692
Total GDSO portfolio	1,445	1,445

	Three Months Ended
	March 31,
	2018	2017
Weather conditions:
Normal heating degree days	2,870	2,870
Actual heating degree days	2,721	2,659
Variance from normal heating degree days	(5)%	(7)%
Variance from prior period actual heating degree days	2%	4%

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

Adjusted EBITDA for the three months ended March 31, 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 1 of Notes to Consolidated Financial Statements for additional information).

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

(4)

Distributable cash flow includes a net loss on sale and disposition of assets of $1.9 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively.  Excluding the loss on sale and disposition of assets, distributable cash flow would have been $81.6 million and $46.5 million for the three months ended March 31, 2018 and 2017, respectively.  For the three months ended March 31, 2018, distributable cash flow also includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit.  For the three months ended March 31, 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017.

(5)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(6)	Other oils and related products primarily consist of distillates, residual oil and propane.
(7)	Station operations consist of convenience stores sales, rental income and sundries.
(8)

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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$58,675	$22,505
Net loss attributable to noncontrolling interest	367	441
Net income attributable to Global Partners LP	59,042	22,946
Depreciation and amortization, excluding the impact of noncontrolling interest	26,119	25,851
Interest expense, excluding the impact of noncontrolling interest	21,445	23,287
Income tax benefit	(913)	(164)
EBITDA	105,693	71,920
Net loss (gain) on sale and disposition of assets	1,867	(11,862)
Adjusted EBITDA (1)	$107,560	$60,058

Reconciliation of net cash (used in) provided by operating activities to EBITDA and Adjusted EBITDA:
Net cash (used in) provided by operating activities	$(103,714)	$121,893
Net changes in operating assets and liabilities and certain non-cash items	188,871	(73,024)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	4	(72)
Interest expense, excluding the impact of noncontrolling interest	21,445	23,287
Income tax benefit	(913)	(164)
EBITDA	105,693	71,920
Net loss (gain) on sale and disposition of assets	1,867	(11,862)
Adjusted EBITDA (1)	$107,560	$60,058

(1)

Adjusted EBITDA for the three months ended March 31, 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 1 of Notes to Consolidated Financial Statements for additional information).

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Reconciliation of net income to distributable cash flow:
Net income	$58,675	$22,505
Net loss attributable to noncontrolling interest	367	441
Net income attributable to Global Partners LP	59,042	22,946
Depreciation and amortization, excluding the impact of noncontrolling interest	26,119	25,851
Amortization of deferred financing fees and senior notes discount	1,713	1,891
Amortization of routine bank refinancing fees	(1,022)	(1,167)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(6,082)	(5,347)
Distributable cash flow (1)(2)	$79,770	$44,174

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(103,714)	$121,893
Net changes in operating assets and liabilities and certain non-cash items	188,871	(73,024)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	4	(72)
Amortization of deferred financing fees and senior notes discount	1,713	1,891
Amortization of routine bank refinancing fees	(1,022)	(1,167)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(6,082)	(5,347)
Distributable cash flow (1)(2)	$79,770	$44,174

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges

(2)

Distributable cash flow includes a net loss on sale and disposition of assets of $1.9 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively.  Excluding the loss on sale and disposition of assets, distributable cash flow would have been $81.6 million and $46.5 million for the three months ended March 31, 2018 and 2017, respectively.  For the three months ended March 31, 2018, distributable cash flow also includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit.  For the three months ended March 31, 2017, distributable cash flow also includes a $14.2 million gain on the sale of the Partnership's natural gas marketing and electricity brokerage businesses in February 2017.

Consolidated Sales

Our total sales were $2.8 billion and $2.3 billion for the three months ended March 31, 2018 and 2017, respectively, an increase of $0.5 billion or 22%, due to increases in prices and in volume sold.  Our aggregate volume of product sold was 1.4 billion gallons and 1.3 billion gallons for the three months ended March 31, 2018 and 2017, respectively, an increase of 0.1 billion gallons.  The increase in volume sold includes increases of 86 million gallons in our Wholesale segment, primarily in gasoline, offset by declines in volume sold in crude oil and distillates, 13 million gallons in our Commercial segment and 12 million gallons in our GDSO segment.

Gross Profit

Our gross profit was $144.3 million and $140.0 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $4.3 million, or 3%.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $773.4 million and $505.7 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $267.7 million, or

53%, primarily due to an increase in volume sold.  Our gasoline and gasoline blendstocks product margin was $25.4 million and $15.4 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $10.0 million, or 65%, primarily due to more favorable market conditions in gasoline blendstocks, primarily ethanol.

Crude Oil.  Crude oil sales and logistics revenues were $31.4 million and $103.5 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $72.1 million, or 70%, due to a decline in volume sold as crude by rail differentials continue to be challenged.  Our crude oil product margin was $5.1 million and $6.9 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $1.8 million, or 26%, due in part to the lower sales volume.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $749.0 million and $616.6 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $132.4 million, or 21%, due to an increase in prices, partially offset by a decline in distillate volume sold.  Our product margin from other oils and related products was $16.7 million and $29.9 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $13.2 million, or 44%, primarily due to less favorable market conditions in distillates in the first quarter of 2018.  Although temperatures were colder in the first quarter of 2018 as compared to the first quarter of 2017, warmer-than-normal temperatures in each of the first quarters of 2018 and 2017 negatively impacted our product margin in other oils and related products.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $892.3 million and $767.6 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $124.7 million, or 16%, due to an increase in prices and in volume sold due in part to the Honey Farms acquisition.  Our product margin from gasoline distribution was $70.1 million and $67.1 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $3.0 million, or 4%, in part due to the Honey Farms acquisition but also due to the increase in volume and higher fuel margins.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales, lottery and ATM commissions, collectively generated revenues of $87.6 million and $75.6 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $12.0 million, or 16%.  Our product margin from station operations was $43.5 million and $38.9 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $4.6 million, or 12%.  The increases in sales and product margin are largely due to the Honey Farms acquisition in October 2017.

Results for Commercial Segment

Our commercial sales were $269.2 million and $201.8 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $67.4 million, or 33%, due to increases in prices and in volume sold.  Our commercial product margin was $5.2 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $1.0 million, or 24%, in part due to colder temperatures early in the first quarter of 2018 compared to the first quarter of 2017.

Selling, General and Administrative Expenses

SG&A expenses were $39.4 million and $36.8 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $2.6 million, or 7%, including increases of $1.8 million in accrued incentive compensation, $0.3 million in wages and benefits and $0.5 million in other SG&A expenses.  The increase in accrued incentive compensation is primarily due to an increase in LTIP expense for the first quarter of 2018 compared to a gain of $0.1 million for the first quarter of 2017 as we reversed compensation expenses related to forfeitures during that period in the amount of $1.2 million.

Operating Expenses

Operating expenses were $74.0 million and $67.2 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $6.8 million, or 10%, including increases of $6.0 million associated with our GDSO operations, largely due to the Honey Farms acquisition and to increases in credit card fees due to higher wholesale gasoline prices, and $1.0 million associated with our terminal operations, primarily due to an increase in maintenance and repairs.  The increase in operating expenses was offset by a decrease of $0.2 million at our Basin Transload facilities in North Dakota due to less activity.

Gain on Trustee Taxes

In the first quarter of 2018, we recognized a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required.  See Note 1 of Notes to Consolidated Financial Statements for additional information.

Amortization Expense

Amortization expense related to intangible assets was $2.5 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $0.2 million, or 9%, due to the intangibles acquired in the Honey Farms acquisition in October 2017.

Net (Loss) Gain on Sale and Disposition of Assets

Net (loss) gain on sale and disposition of assets was ($1.9 million) and $11.9 million for three months ended March 31, 2018 and 2017, respectively.  For the three months ended March 31, 2017, we recorded a $14.2 million gain associated with the sale of our natural gas marketing and electricity brokerage businesses in February 2017 and a net loss on the sale and disposition of assets of ($2.3 million).  The net losses for the three months ended March 31, 2018 and 2017 were primarily due to the sale of GDSO sites. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Interest Expense

Interest expense was $21.4 million and $23.3 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $1.9 million, or 8%, in part due to lower average balances on our credit facilities for the first quarter of 2018, offset by an increase in interest rates for the first quarter of 2018 compared to the first quarter of 2017.

Income Tax Benefit

Income tax benefit of $0.9 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, primarily reflect the income tax benefit from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to the noncontrolling interest was $0.4 million for each of the three months ended March 31, 2018 and 2017, which represents the 40% noncontrolling ownership of the reported net loss.

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

Working capital was $273.5 million and $209.5 million at March 31, 2018 and December 31, 2017, respectively, an increase of $64.0 million, primarily due to decreases of $72.4 million in trustee taxes, largely attributable to the $52.6 million extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit and the settlement of a trustee tax loss recognized in the fourth quarter of 2017 (see Note 1 of Notes to Consolidated Financial Statements) and $41.6 million in accounts payable, primarily due to seasonality relating to the heating season, and an increase of $42.2 million in inventories, primarily due to carrying higher levels of gasoline and gasoline blendstocks volume and to an increase in prices, for a total increase of $156.2 million.  The increase in working capital was offset by an increase of $125.0 million in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 8 of Notes to Consolidated Financial Statements).

Cash Distributions

During 2018, we paid the following cash distribution to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2018	$15.8 million	Fourth quarter 2017

In addition, on April 27, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) on all of our outstanding common units for the period from January 1, 2018 through March 31, 2018 to our unitholders of record as of the close of business on May 10, 2018.  We expect to pay the total cash distribution of approximately $15.8 million on May 15, 2018.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at March 31, 2018 were as follows (in thousands):

	Payments due by period
	Remainder of				2022 and
Contractual Obligations	2018	2019	2020	2021	Thereafter	Total
Credit facility obligations (1)	$267,661	$230,626	$74,958	$—	$—	$573,245
Senior notes obligations (2)	33,328	44,438	44,438	44,438	718,320	884,962
Operating lease obligations (3)	76,937	68,647	42,635	35,620	162,798	386,637
Capital lease obligations	48	—	—	—	—	48
Other long-term liabilities (4)	18,875	25,105	25,633	23,291	52,407	145,311
Financing obligations (5)	10,826	14,643	14,882	15,128	129,438	184,917
Total	$407,675	$383,459	$202,546	$118,477	$1,062,963	$2,175,120

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2018 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2020 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity.
(3)

Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and throughputs, gasoline stations, railcars, mobile equipment, access rights and barges.

(4)

Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements and our natural gas transportation and reservation agreements and pension and deferred compensation obligations.

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

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $6.1 million and $5.3 million in maintenance capital expenditures for the three months ended March 31, 2018 and 2017, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $5.7 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively, are related to our investments in our gasoline stations.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $3.5 million and $3.0 million in expansion capital expenditures for the three months ended March 31, 2018 and 2017, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

For the three months ended March 31, 2018, the $3.5 million in expansion capital expenditures primarily related to investments in our gasoline stations.

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

We believe that we will have sufficient cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional equity and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows would likely have an adverse effect on our borrowing capacity as well as our ability to issue additional common units and/or debt securities.

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash (used in) provided by operating activities	$(103,714)	$117,565
Net cash (used in) provided by investing activities	$(8,757)	$15,871
Net cash provided by (used in) financing activities	$109,306	$(129,338)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash (used in) provided by operating activities was ($103.7 million) and $117.5 million for the three months ended March 31, 2018 and 2017, respectively, for a period-over-period decrease in cash flow from operating activities of $221.2 million.  For the three months ended March 31, 2018, cash flow from operating activities was not impacted by the non-cash gain of $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit.  This gain was included in net income and offset by the corresponding decrease in the liability which had historically been included in trustee taxes (see Note 1). The primary drivers of the changes in operating activities include the following (in thousands):

	Three Months Ended		Period over
	March 31,		Period
	2018	2017	Change
(Increase) decrease in accounts receivable	$(706)	$108,294	$(109,000)
(Increase) decrease in inventories	$(42,287)	$87,379	$(129,666)
Decrease in accounts payable	$(41,614)	$(88,137)	$46,523

For the three months ended March 31, 2018, the increase in inventories is primarily due to carrying higher levels of gasoline and gasoline blendstocks volume and to an increase in prices.  The decrease in accounts payable is primarily due to the change in activity as we exited the heating season.

For the three months ended March 31, 2017, the decreases in accounts receivable, inventories and accounts payable were primarily due to the change in activity as we exited the heating season, reduced inventory volume and a decline in prices.

Investing Activities

Net cash used in investing activities was $8.8 million for the three months ended March 31, 2018 and included $6.1 million in maintenance capital expenditures and $3.5 million in expansion capital expenditures, offset by $0.8 million in proceeds from the sale of property and equipment.

Net cash provided by investing activities was $15.9 million for the three months ended March 31, 2017 and included $24.2 million in proceeds from the sale of property and equipment ($16.3 million from the sale of our natural gas marketing and electricity brokerage businesses, less $0.5 million in related transaction costs, and $8.4 million primarily from the sales of GDSO sites), offset by $5.3 million in maintenance capital expenditures and $3.0 million in expansion capital expenditures.

Please read “—Capital Expenditures” for a discussion of our expansion capital expenditures for the three months ended March 31, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $109.3 million for the three months ended March 31, 2018 and included $125.0 million in net borrowing from our working capital revolving credit facility, offset by $15.7 million in cash distributions to our common unitholders and our general partner.

Net cash used in financing activities was $129.3 million for the three months ended March 31, 2017 and included $97.7 million in net payments on our working capital revolving credit facility, $16.0 million in net payments on our revolving credit facility and $15.6 million in cash distributions to our common unitholders and our general partner.

See Note 20 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

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

The average interest rates for the credit agreement were 3.9% and 3.4% for the three months ended March 31, 2018 and 2017, respectively.  The increase for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to increases in market interest rates.

As of March 31, 2018, we had total borrowings outstanding under the credit agreement of $547.7 million, including $196.0 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $66.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $685.5 million and $810.3 million at March 31, 2018 and December 31, 2017, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at March 31, 2018.   The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on the credit agreement.

Senior Notes

We had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at March 31, 2018.  Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million and $2.4 million was recorded for the three months ended March 31, 2018 and 2017, respectively, and is included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.4 million for each of the three months ended March 31, 2018 and 2017.  The financing obligation balance outstanding at March 31, 2018 was $87.8 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated.  We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for each of the three months ended March 31, 2018 and 2017. The financing obligation balance outstanding at March 31, 2018 was $62.5 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the credit agreement or other financing arrangements.  We had unamortized deferred financing fees of $14.6 million and $15.9 million at March 31, 2018 and December 31, 2017, respectively.

Unamortized fees related to the credit agreement are included in other current assets and other long-term assets and amounted to $8.6 million and $9.6 million at March 31, 2018 and December 31, 2017, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $5.1 million and $5.4 million at March 31, 2018 and December 31, 2017, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million at both March 31, 2018 and December 31, 2017.

Amortization expense of approximately $1.3 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of

Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report, except as described in Note 1 of Notes to Consolidated Financial Statements herein for trustee taxes and in Note 2 of Notes to Consolidated Financial Statements herein for the adoption of ASU 2014-09, “Revenue from Contracts with Customers,” including modifications to that standard thereafter, and now codified as ASC 606 which we adopted on January 1, 2018.

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 22 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

As of March 31, 2018, we had total borrowings outstanding under our credit agreement of $547.7 million.  Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.5 million annually, assuming, however, that our indebtedness remained constant throughout the year.

At March 31, 2018, we had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.  This interest rate swap expires on October 2, 2018.

See Note 9 of Notes to Consolidated Financial Statements for additional information on our derivative instruments.

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

At March 31, 2018, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31,	Effect of 10%	Effect of 10%
	2018	Price Increase	Price Decrease
Exchange traded derivative contracts	$(27,160)	$(33,704)	$33,704
Forward derivative contracts	(2,675)	(5,862)	5,862
Total	$(29,835)	$(39,566)	$39,566

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2018.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $14.3 million at March 31, 2018.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption of the standard on January 1, 2018.  There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is included in Note 21 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.

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

10.1^	—

Amended and Restated Employment Agreement effective as of January 1, 2018, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2018).

10.2^	—

Amended and Restated Employment Agreement effective as of January 1, 2018, by and between Global GP LLC and Andrew P. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 23, 2018).

10.3^	—

Employment Agreement effective as of January 1, 2018, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 23, 2018).

10.4^	—

Employment Agreement effective as of January 1, 2018, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 23, 2018).

10.5^	—

Employment Agreement effective as of January 1, 2018, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 23, 2018).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 9, 2018		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2018		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)