Form 10-Q
period 2018-06-30
GLOBAL PARTNERS LP
filed 2018-08-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The issuer had 33,995,563 common units outstanding as of August 7, 2018.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$7,482	$14,858
Accounts receivable, net	423,225	417,263
Accounts receivable—affiliates	4,057	3,773
Inventories	338,320	350,743
Brokerage margin deposits	6,871	9,681
Derivative assets	12,805	3,840
Prepaid expenses and other current assets	85,117	77,977
Total current assets	877,877	878,135
Property and equipment, net	1,005,929	1,036,667
Intangible assets, net	51,459	56,545
Goodwill	310,855	312,401
Other assets	32,837	36,421
Total assets	$2,278,957	$2,320,169
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$256,768	$313,412
Working capital revolving credit facility—current portion	198,000	126,700
Environmental liabilities—current portion	5,004	5,009
Trustee taxes payable	43,699	110,321
Accrued expenses and other current liabilities	89,789	99,507
Derivative liabilities	14,764	13,708
Total current liabilities	608,024	668,657
Working capital revolving credit facility—less current portion	100,000	100,000
Revolving credit facility	185,000	196,000
Senior notes	663,116	661,774
Environmental liabilities—less current portion	50,333	52,968
Financing obligations	150,223	150,334
Deferred tax liabilities	38,607	40,105
Other long-term liabilities	53,672	56,013
Total liabilities	1,848,975	1,925,851
Partners’ equity
Global Partners LP equity:
Common unitholders 33,995,563 units issued and 33,652,198 outstanding at June 30, 2018 and 33,995,563 units issued and 33,645,092 outstanding at December 31, 2017)	435,322	399,399
General partner interest (0.67% interest with 230,303 equivalent units outstanding at June 30, 2018 and December 31, 2017)	(2,684)	(2,978)
Accumulated other comprehensive loss	(5,263)	(5,468)
Total Global Partners LP equity	427,375	390,953
Noncontrolling interest	2,607	3,365
Total partners’ equity	429,982	394,318
Total liabilities and partners’ equity	$2,278,957	$2,320,169

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales	$3,126,575	$2,089,530	$5,929,466	$4,360,314
Cost of sales	2,977,314	1,954,168	5,635,875	4,084,925
Gross profit	149,261	135,362	293,591	275,389
Costs and operating expenses:
Selling, general and administrative expenses	39,954	34,679	79,320	71,466
Operating expenses	76,218	71,169	150,267	138,382
Gain on trustee taxes	—	—	(52,627)	—
Amortization expense	2,437	2,260	4,905	4,521
Net loss (gain) on sale and disposition of assets	3,033	2,381	4,900	(9,481)
Total costs and operating expenses	121,642	110,489	186,765	204,888
Operating income	27,619	24,873	106,826	70,501
Interest expense	(21,613)	(21,923)	(43,058)	(45,210)
Income before income tax benefit (expense)	6,006	2,950	63,768	25,291
Income tax benefit (expense)	16	(959)	929	(795)
Net income	6,022	1,991	64,697	24,496
Net loss attributable to noncontrolling interest	391	383	758	824
Net income attributable to Global Partners LP	6,413	2,374	65,455	25,320
Less: General partner’s interest in net income, including incentive distribution rights	110	16	506	170
Limited partners’ interest in net income	$6,303	$2,358	$64,949	$25,150
Basic net income per limited partner unit	$0.19	$0.07	$1.93	$0.75
Diluted net income per limited partner unit	$0.19	$0.07	$1.92	$0.75
Basic weighted average limited partner units outstanding	33,652	33,554	33,652	33,554
Diluted weighted average limited partner units outstanding	33,863	33,652	33,831	33,619

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$6,022	$1,991	$64,697	$24,496
Other comprehensive income:
Change in fair value of cash flow hedges	14	199	223	597
Change in pension liability	333	250	(18)	569
Total other comprehensive income	347	449	205	1,166
Comprehensive income	6,369	2,440	64,902	25,662
Comprehensive loss attributable to noncontrolling interest	391	383	758	824
Comprehensive income attributable to Global Partners LP	$6,760	$2,823	$65,660	$26,486

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income	$64,697	$24,496
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	51,824	52,913
Amortization of deferred financing fees	2,686	2,955
Amortization of leasehold interests	181	528
Amortization of senior notes discount	744	716
Bad debt expense	450	855
Unit-based compensation expense	2,285	625
Write-off of financing fees	—	573
Gain on trustee taxes	(52,627)	—
Net loss (gain) on sale and disposition of assets	4,900	(9,481)
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	(6,412)	159,599
Accounts receivable-affiliate	(284)	(703)
Inventories	12,007	150,762
Broker margin deposits	2,810	18,240
Prepaid expenses, all other current assets and other assets	(5,610)	(37,861)
Accounts payable	(56,644)	(124,527)
Trustee taxes payable	(13,995)	1,164
Change in derivatives	(7,909)	(9,540)
Accrued expenses, all other current liabilities and other long-term liabilities	(15,329)	(21,387)
Net cash (used in) provided by operating activities	(16,226)	209,927
Cash flows from investing activities
Capital expenditures	(27,168)	(19,308)
Proceeds from sale of property and equipment	7,241	28,238
Net cash (used in) provided by investing activities	(19,927)	8,930
Cash flows from financing activities
Net borrowings from (payments on) working capital revolving credit facility	71,300	(175,500)
Net payments on revolving credit facility	(11,000)	(16,000)
Noncontrolling interest capital contribution	—	279
Distribution to noncontrolling interest	—	(465)
Distributions to partners	(31,523)	(31,277)
Net cash provided by (used in) financing activities	28,777	(222,963)
Cash and cash equivalents
Decrease in cash and cash equivalents	(7,376)	(4,106)
Cash and cash equivalents at beginning of period	14,858	10,028
Cash and cash equivalents at end of period	$7,482	$5,922
Supplemental information
Cash paid during the period for interest	$31,837	$22,612

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity
Balance at December 31, 2017	$399,399	$(2,978)	$(5,468)	$3,365	$394,318
Net income (loss)	64,949	506	—	(758)	64,697
Distributions to partners	(31,446)	(212)	—	—	(31,658)
Unit-based compensation	2,285	—	—	—	2,285
Other comprehensive income	—	—	205	—	205
Dividends on repurchased units	135	—	—	—	135
Balance at June 30, 2018	$435,322	$(2,684)	$(5,263)	$2,607	$429,982

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership is also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores with locations throughout the New England states and New York.  As of June 30, 2018, the Partnership had a portfolio of 1,445 owned, leased and/or supplied gasoline stations, including 256 directly operated convenience stores, in the Northeast, Maryland and Virginia.  The Partnership also receives revenue from convenience store sales, rental income and sundries.  In addition, the Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of June 30, 2018, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,377,738 common units, representing a 21.7% limited partner interest.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2018.  The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, the Partnership recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 the Partnership determined that the liability was no longer required.  The liability had historically been included in trustee taxes in the accompanying consolidated balance sheets.  The recognition of this one-time income item, which is included in gain on trustee taxes in the accompanying consolidated statements of operations for the six months ended June 30, 2018, did not impact cash flows from operations for the six months ended June 30, 2018 and will not impact cash flows from operations for the year ending December 31, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	78%	67%	71%	62%
Crude oil sales and crude oil logistics revenue	1%	7%	1%	6%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	18%	22%	25%	28%
Convenience store sales, rental income and sundries	3%	4%	3%	4%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Wholesale segment	23%	20%	26%	26%
Gasoline Distribution and Station Operations segment	74%	77%	71%	71%
Commercial segment	3%	3%	3%	3%
Total	100%	100%	100%	100%

See Note 16, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and six months ended June 30, 2018 and 2017.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Required Disclosures Under ASC 606

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended June 30, 2018
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$293,100	$1,086,078	$192,046	$1,571,224
Station operations	—	82,802	—	82,802
Total revenue from contracts with customers	293,100	1,168,880	192,046	1,654,026
Other sales:
Revenue originating as physical forward contracts and exchanges	1,324,362	—	129,616	1,453,978
Revenue from leases	1,004	17,567	—	18,571
Total other sales	1,325,366	17,567	129,616	1,472,549
Total sales	$1,618,466	$1,186,447	$321,662	$3,126,575

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2018
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$760,110	$1,978,377	$362,220	$3,100,707
Station operations	—	153,007	—	153,007
Total revenue from contracts with customers	760,110	2,131,384	362,220	3,253,714
Other sales:
Revenue originating as physical forward contracts and exchanges	2,410,679	—	228,597	2,639,276
Revenue from leases	1,509	34,967	—	36,476
Total other sales	2,412,188	34,967	228,597	2,675,752
Total sales	$3,172,298	$2,166,351	$590,817	$5,929,466

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer.  The Partnership had no contract liabilities at June 30, 2018 and December 31, 2017.  Payment terms on invoiced amounts are typically 2 to 30 days.

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

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2018 and December 31, 2017 excludes 343,365 and 350,471 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 13).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP	$6,413	$6,303	$110	$—	$2,374	$2,358	$16	$—
Declared distribution	$16,325	$16,149	$109	$67	$15,829	$15,723	$106	$—
Assumed allocation of undistributed net loss	(9,912)	(9,846)	(66)	—	(13,455)	(13,365)	(90)	—
Assumed allocation of net income	$6,413	$6,303	$43	$67	$2,374	$2,358	$16	$—

Denominator:
Basic weighted average limited partner units outstanding		33,652				33,554
Dilutive effect of phantom units		211				98
Diluted weighted average limited partner units outstanding		33,863				33,652
Basic net income per limited partner unit		$0.19				$0.07
Diluted net income per limited partner unit		$0.19				$0.07

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP	$65,455	$64,949	$506	$—	$25,320	$25,150	$170	$—
Declared distribution	$32,154	$31,872	$215	$67	$31,658	$31,446	$212	$—
Assumed allocation of undistributed net income (loss)	33,301	33,077	224	—	(6,338)	(6,296)	(42)	—
Assumed allocation of net income	$65,455	$64,949	$439	$67	$25,320	$25,150	$170	$—
Denominator:
Basic weighted average limited partner units outstanding		33,652				33,554
Dilutive effect of phantom units		179				65
Diluted weighted average limited partner units outstanding		33,831				33,619
Basic net income per limited partner unit		$1.93				$0.75
Diluted net income per limited partner unit		$1.92				$0.75

The board of directors of the General Partner declared the following quarterly cash distributions:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 27, 2018	$0.4625	March 31, 2018
July 27, 2018	$0.4750	June 30, 2018

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Distillates: home heating oil, diesel and kerosene	$126,860	$183,059
Gasoline	126,220	81,504
Gasoline blendstocks	37,257	26,789
Crude oil	11,984	10,809
Residual oil	16,338	28,442
Propane and other	418	1,659
Renewable identification numbers (RINs)	545	380
Convenience store inventory	18,698	18,101
Total	$338,320	$350,743

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $7.0 million and $9.5 million at June 30, 2018 and December 31, 2017, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $25.6 million and $8.4 million at June 30, 2018 and December 31, 2017, respectively.  Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

	Goodwill Allocated to
	Wholesale	GDSO
	Reporting	Reporting
	Unit	Unit	Total
Balance at December 31, 2017	—	312,401	$312,401
Change in goodwill from Honey Farms acquisition (Note 17)	—	(139)	(139)
Dispositions (1)	—	(1,407)	(1,407)
Balance at June 30, 2018	$—	$310,855	$310,855

(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets. See Note 7.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Buildings and improvements	$1,020,335	$1,015,386
Land	404,415	409,146
Fixtures and equipment	43,175	42,959
Idle plant assets	30,500	30,500
Construction in process	28,563	22,403
Capitalized internal use software	30,626	30,626
Total property and equipment	1,557,614	1,551,020
Less accumulated depreciation	551,685	514,353
Total	$1,005,929	$1,036,667

Property and equipment includes assets held for sale of $9.8 million and $12.4 million at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, the Partnership had a $54.1 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013.  In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol.  The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service.  Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at June 30, 2018 and December 31, 2017.

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

Note 7.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sale of natural gas brokerage and electricity businesses	$—	$—	$—	$(14,172)
Periodic divestiture of gasoline stations	(223)	357	(223)	176
Strategic asset divestiture program	1,216	27	1,192	450
Loss on assets held for sale	2,008	1,388	3,534	3,439
Other	32	609	397	626
Total	$3,033	$2,381	$4,900	$(9,481)

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

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a gain of $0.2 million and a loss of $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and a gain of $0.2 million and a loss of $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

Strategic Asset Divestiture Program

The Partnership identified certain non-strategic GDSO sites that are part of its Strategic Asset Divestiture Program (the “Divestiture Program”).

The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites.  Six sites and eight sites were sold during the three and six months ended June 30, 2018, respectively.  The gain or loss on the sales of these sites, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations.  The Partnership recognized a loss of $1.2 million on the sales of these sites for each of the three and six months ended June 30, 2018, including the derecognition of GDSO goodwill in the amount of $1.3 million and $1.4 million for the three and six months ended June 30, 2018, respectively.

The Partnership recognized an immaterial loss on the sales of sites for the three months ended June 30, 2017, including the derecognition of GDSO goodwill in the amount of $0.9 million, and a loss of $0.5 million for the six months ended June 30, 2017, including the derecognition of GDSO goodwill in the amount of $2.9 million.

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale.

The Partnership classified 6 sites and 8 sites as held for sale at June 30, 2018 and December 31, 2017, respectively, which are periodic divestiture gasoline station sites.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $1.2 million and $2.0 million for the three and six months ended June 30, 2018, which are included in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations.  The Partnership recorded impairment charges related to assets held for sale at June 30, 2017 of $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively.

Additionally, the Partnership classified 14 sites and 18 sites as held for sale at June 30, 2018 and December 31, 2017, respectively, associated with the real estate firm coordinated sales discussed above.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $0.8 million and $1.5 million for the three and six months ended June 30, 2018, respectively, which are included in net loss (gain) on sale and disposition of assets in

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the accompanying consolidated statements of operations.  The Partnership recorded impairment charges related to assets held for sale at June 30, 2017 of $1.2 million and $3.1 million for the three and six months ended June 30, 2017.

Assets held for sale of $9.8 million and $12.4 million at June 30, 2018 and December 31, 2017, respectively, are included in property and equipment in the accompanying consolidated balance sheets.  Assets held for sale are expected to be sold within the next 12 months.

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

The average interest rates for the Credit Agreement were 4.1% and 3.6% for the three months ended June 30, 2018 and 2017, respectively and 4.0% and 3.5% for the six months ended June 30, 2018 and 2017, respectively.  The increase for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was due to increases in market interest rates.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at June 30, 2018, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $100.0 million over the next twelve months and, therefore, classified $198.0 million as the current portion at June 30, 2018, representing the amount the Partnership expects to pay down over the next twelve months.  The long-term portion of the working capital revolving credit facility was $100 million at both June 30, 2018 and December 31, 2017, and the current portion was $198.0 million and $126.7 million at June 30, 2018 and December 31, 2017, respectively.  The increase in total borrowings under the working capital revolving credit facility of $71.3 million from December 31, 2017 was in part due to an increase in prices.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2018, the Partnership had total borrowings outstanding under the Credit Agreement of $483.0 million, including $185.0 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $65.7 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $751.3 million and $810.3 million at June 30, 2018 and December 31, 2017, respectively.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at June 30, 2018.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Please read Note 6 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on the Credit Agreement.

Senior Notes

The Partnership had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at June 30, 2018.   Please read Note 6 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million and $2.4 million was recorded for the three months ended June 30, 2018 and 2017, respectively, and $4.7 million and $4.8 million was recorded for the six months ended June 30, 2018 and 2017, respectively, which is included in interest expense in the accompanying consolidated statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.4 million for each of the three months ended June 30, 2018 and 2017 and $4.8 million for each of the six months ended June 30, 2018 and 2017.  The financing obligation balance outstanding at June 30, 2018 was $87.7 million associated with the Capitol acquisition.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated.  The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for each of the three months ended June 30, 2018 and 2017 and $2.2 million for each of the six months ended June 30, 2018 and 2017.  The financing obligation balance outstanding at June 30, 2018 was $62.5 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership had unamortized deferred financing fees of $13.2 million and $15.9 million at June 30, 2018 and December 31, 2017, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $7.5 million and $9.6 million at June 30, 2018 and December 31, 2017, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $4.8 million and $5.4 million at June 30, 2018 and December 31, 2017, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million at both June 30, 2018 and December 31, 2017.

On April 25, 2017, the Partnership entered into the Credit Agreement, a new facility that extended the maturity date and reduced the total commitment of the prior credit agreement.  As a result, the Partnership incurred expenses of approximately $0.6 million associated with the write-off of a portion of the related deferred financing fees.  These expenses are included in interest expense in the accompanying consolidated statements of operations for each of the three and six months ended June 30, 2017.

Amortization expense of approximately $1.4 million for each of the three months ended June 30, 2018 and 2017 and $2.7 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at June 30, 2018:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	42,856	Thousands of barrels
Short	(44,344)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	15,046	Thousands of barrels
Short	(9,650)	Thousands of barrels

Interest Rate Swap	$100.0	Millions of U.S. dollars

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2018	2017	2018	2017
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(12,460)	$20,224	$(9,731)	$40,920

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$12,570	$(20,937)	$11,374	$(41,782)

Cash Flow Hedges

At June 30, 2018, the Partnership had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.  This interest rate swap expires on October 2, 2018.

The amount of gain (loss) recognized in other comprehensive income as effective for derivatives designated in cash flow hedging relationships was immaterial and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.  The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for each of the three and six months ended June 30, 2018 and 2017.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives not designated as	Recognized in	June 30,		June 30,
hedging instruments	Income on Derivatives	2018	2017	2018	2017
Commodity contracts	Cost of sales	$1,741	$1,188	$3,573	$2,742

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at June 30, 2018 and December 31, 2017 (in thousands):

		June 30, 2018
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$18,359	$18,359
Interest rate swaps	Prepaid expenses and other current assets	—	90	90
Forward derivative contracts (1)	Derivative assets	—	12,805	12,805
Total asset derivatives		$—	$31,254	$31,254

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(7,162)	$(42,360)	$(49,522)
Forward derivative contracts (1)	Derivative liabilities	—	(14,764)	(14,764)
Forward foreign currency contracts	Accrued expenses and other current liabilities	—	—	—
Interest rate swap contracts	Other long-term liabilities	—	—	—
Total liability derivatives		$(7,162)	$(57,124)	$(64,286)

		December 31, 2017
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$32,483	$32,483
Forward derivative contracts (1)	Derivative assets	—	3,840	3,840
Total asset derivatives		$—	$36,323	$36,323

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(7,214)	$(63,869)	$(71,083)
Forward derivative contracts (1)	Derivative liabilities	—	(13,708)	(13,708)
Interest rate swap contracts	Other long-term liabilities	—	(134)	(134)
Total liability derivatives		$(7,214)	$(77,711)	$(84,925)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value at June 30, 2018
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$11,854	$951	$—	$12,805
Interest rate swaps	—	90	—	—	90
Exchange-traded/cleared derivative instruments (2)	(31,163)	—	—	38,034	6,871
Pension plans	17,589	—	—	—	17,589
Total assets	$(13,574)	$11,944	$951	$38,034	$37,355

Liabilities:
Forward derivative contracts (1)	$—	$(14,132)	$(632)	$—	$(14,764)

	Fair Value at December 31, 2017
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$3,207	$633	$—	$3,840
Exchange-traded/cleared derivative instruments (2)	(38,600)	—	—	48,281	9,681
Pension plans	17,580	—	—	—	17,580
Total assets	$(21,020)	$3,207	$633	$48,281	$31,101

Liabilities:
Forward derivative contracts (1)	$—	$(12,671)	$(1,037)	$—	$(13,708)
Interest rate swaps	—	(134)	—	—	(134)
Total liabilities	$—	$(12,805)	$(1,037)	$—	$(13,842)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	June 30, 2018		December 31, 2017
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% senior notes	$375,000	$361,875	$375,000	$383,906
7.00% senior notes	$300,000	$297,750	$300,000	$308,250

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs for crude oil were ($3.75) to $1.12 per barrel and ($8.50) to ($1.00) per barrel as of June 30, 2018 and December 31, 2017, respectively.  The estimates for these inputs for propane were ($7.56) to $6.72 per barrel and ($3.36) to $8.40 per barrel as of June 30, 2018 and December 31, 2017, respectively.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 9.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at June 30, 2018 (in thousands):

Fair value at December 31, 2017	$(404)
Derivatives entered into during the period	(66)
Derivatives sold during the period	374
Realized gains (losses) recorded in cost of sales	388
Unrealized gains (losses) recorded in cost of sales	27
Fair value at June 30, 2018	$319

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

Note 11.    Environmental Liabilities and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2018 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	June 30,
Environmental Liability Related to:	2017	2018	2018	2018	2018
Retail gasoline stations	$53,569	$(1,305)	$(450)	$(800)	$51,014
Terminals	4,408	(85)	—	—	4,323
Total environmental liabilities	$57,977	$(1,390)	$(450)	$(800)	$55,337
Current portion	$5,009				$5,004
Long-term portion	52,968				50,333
Total environmental liabilities	$57,977				$55,337

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period.

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was immaterial at June 30, 2018 and December 31, 2017.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments were $0.5 million at June 30, 2018.  Total losses from firm non-cancellable commitments were immaterial at December 31, 2017.

Note 12.    Related Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice.  As of June 30, 2018, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including bonus, payroll and payroll taxes, were $27.3 million and $24.7 million for the three months ended June 30, 2018 and 2017, respectively, and $53.9 million and $49.3 million for the six months ended June 30, 2018 and 2017, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from GPC and the General Partner (in thousands):

	June 30,	December 31,
	2018	2017
Receivables from GPC	$266	$7
Receivables from the General Partner (1)	3,791	3,766
Total	$4,057	$3,773

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

.

In addition, the Partnership paid certain costs in connection with a compensation funding agreement with the General Partner.  See Note 13, “Long-Term Incentive Plan–Repurchase Program.”

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.    Long-Term Incentive Plan

The Partnership has a Long-Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP.  The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership.  The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards.  Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements.  Please read Note 15 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on the LTIP.

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested phantom units at December 31, 2017	949,217	25.48
Vested	(7,106)	37.53
Forfeited	(25,769)	22.32
Outstanding non—vested phantom units at June 30, 2018	916,342	25.48

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $1.0 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and $2.3 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  For the six months ended June 30, 2017, the Partnership reversed compensation expenses related to forfeitures in the amount of $1.4 million.

The total compensation cost related to the non-vested awards not yet recognized at June 30, 2018 was approximately $11.1 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were purchased during the three and six months ended June 30, 2018.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement.  The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement.  In accordance with the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Agreement, the Partnership paid approximately $0.4 million in the aggregate for certain costs in connection with the Agreement for each of the three and six months ended June 30, 2018.  For each of the three and six months ended June 30, 2017, the Partnership paid members of the General Partner approximately $0.8 million of these costs.

Note 14.    Partners’ Equity and Cash Distributions

Partners’ Equity

Partners’ equity at June 30, 2018 consisted of 33,995,563 common units issued, including 7,377,738 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.  There have been no changes to partners’ equity during the six months ended June 30, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership paid the following cash distributions during 2018 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2018	12/31/17	$0.4625	$15,723	$106	$—	$15,829
5/15/2018	03/31/18	0.4625	15,723	106	—	15,829

In addition, on July 27, 2018, the board of directors of the General Partner declared a quarterly cash distribution of $0.4750 per unit ($1.90 per unit on an annualized basis) on all of its outstanding common units for the period from April 1, 2018 through June 30, 2018.  On August 14, 2018, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on August 9, 2018.  This distribution will result in the Partnership reaching its second target level distribution for the quarter ended June 30, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,247,949	$461,063	$2,021,319	$966,767
Crude oil (1)	26,969	143,143	58,404	246,671
Other oils and related products (2)	343,548	340,463	1,092,575	957,030
Total	$1,618,466	$944,669	$3,172,298	$2,170,468
Product margin
Gasoline and gasoline blendstocks	$23,450	$18,608	$48,837	$33,993
Crude oil (1)	5,418	4,761	10,491	11,653
Other oils and related products (2)	9,615	7,828	26,302	37,701
Total	$38,483	$31,197	$85,630	$83,347
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,086,078	$859,747	$1,978,377	$1,627,383
Station operations (3)	100,369	87,857	187,974	163,453
Total	$1,186,447	$947,604	$2,166,351	$1,790,836
Product margin
Gasoline	$76,954	$79,283	$147,099	$146,438
Station operations (3)	48,680	43,242	92,214	82,137
Total	$125,634	$122,525	$239,313	$228,575
Commercial Segment:
Sales	$321,662	$197,257	$590,817	$399,010
Product margin	$5,809	$4,124	$11,046	$8,313
Combined sales and Product margin:
Sales	$3,126,575	$2,089,530	$5,929,466	$4,360,314
Product margin (4)	$169,926	$157,846	$335,989	$320,235
Depreciation allocated to cost of sales	(20,665)	(22,484)	(42,398)	(44,846)
Combined gross profit	$149,261	$135,362	$293,591	$275,389

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 129 million gallons and 124 million gallons of the GDSO segment’s sales for the three months ended June 30, 2018 and 2017, respectively, and 243 million gallons and 238 million gallons of the GDSO segment’s sales for the six months ended June 30, 2018 and 2017, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment.  Predominantly all of the Commercial segment’s sales were sourced by the Wholesale segment.  These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Combined gross profit	$149,261	$135,362	$293,591	$275,389
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	39,954	34,679	79,320	71,466
Operating expenses	76,218	71,169	150,267	138,382
Gain on trustee taxes	—	—	(52,627)	—
Amortization expense	2,437	2,260	4,905	4,521
Net loss (gain) on sale and disposition of assets	3,033	2,381	4,900	(9,481)
Total operating costs and expenses	121,642	110,489	186,765	204,888
Operating income	27,619	24,873	106,826	70,501
Interest expense	(21,613)	(21,923)	(43,058)	(45,210)
Income tax benefit (expense)	16	(959)	929	(795)
Net income	6,022	1,991	64,697	24,496
Net loss attributable to noncontrolling interest	391	383	758	824
Net income attributable to Global Partners LP	$6,413	$2,374	$65,455	$25,320

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and six months ended June 30, 2018 and 2017.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at June 30, 2018 and December 31, 2017 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
June 30, 2018	$579,993	$—	$1,261,871	$437,093	$2,278,957
December 31, 2017	$613,764	$100	$1,281,370	$424,935	$2,320,169

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

The following table presents the final allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$2,999
Property and equipment	14,087
Intangibles	1,370
Other non-current assets	3
Total identifiable assets purchased	18,459
Liabilities assumed:
Environmental liabilities	(1,119)
Other non-current liabilities	(352)
Total liabilities assumed	(1,471)
Net identifiable assets acquired	16,988
Goodwill	21,491
Net assets acquired	$38,479

During the quarter ended June 30, 2018, the Partnership recorded a change to the preliminary purchase accounting, specifically related to the value assigned to the environmental liabilities.  The impact of this change decreased goodwill to $21.5 million at June 30, 2018 from $21.6 million at March 31, 2018.

The following presents the change in goodwill from March 31, 2018 to June 30, 2018 (in thousands):

Goodwill – March 31, 2018	$21,630
Decrease in environmental liabilities	(139)
Goodwill – June 30, 2018	$21,491

The Partnership engaged a third-party valuation firm to assist in the valuation of Honey Farms’ property and equipment, intangible assets consisting of in-place leases, favorable leasehold interests and franchise rights, and other non-current liabilities consisting of unfavorable leasehold interests.  The Partnership’s third-party valuation firm considered the income, market and cost approaches in estimating the fair value of the property and equipment, intangible assets and other non-current liabilities.  The market and cost approaches were used to value the property and equipment based on the underlying asset class components of the property and equipment.  The income approach was used to value the in-place leases, franchise rights and favorable and unfavorable leasehold interests.

The purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a valuation from the Partnership’s third‑party valuation firm.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill and assigned to the GDSO reporting unit.  The $21.5 million of goodwill was recognized as the transaction expanded the Partnership’s footprint and enables the Partnership to benefit from economies of scale in the purchase of gasoline and convenience store merchandise.  The goodwill is expected to be tax deductible.  The operations of Honey Farms have been integrated into the GDSO reporting segment.

The fair value of $1.1 million assigned to the assumption of environmental liabilities was developed by management based on their estimates, assumptions and acquisition history.

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

As part of the purchase price allocation, identifiable intangible assets include in-place leases, favorable leasehold interests and franchise rights that are being amortized over one, three and three years, respectively.  Amortization expense related to the intangible assets was $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively.  The in-place leases, favorable leasehold interests and franchise rights have a weighted average term of approximately three, two and four years, respectively, prior to their next renewal.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s accounting guidance regarding income taxes.  The Partnership concluded, based upon an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period.  The valuation allowance increased by $0.2 million for the six months ended June 30, 2018.

The Partnership computed its tax provision for the three and six months ended June 30, 2018 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate.  Given a reliable estimate of the annual effective tax rate cannot be made, the Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three and six months ended June 30, 2018.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established.  The Partnership had gross-tax effected unrecognized tax benefits of $1.0 million at both June 30, 2018 and December 31, 2017, of which all would favorably impact the effective tax rate if recognized.

GMG files income tax returns in the United States and various state jurisdictions.  With few exceptions, the Partnership is subject to income tax examination by tax authorities for all years dated back to 2014.

Tax Cuts and Jobs Act

As disclosed in Note 11, “Income Taxes,” of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, the Partnership recorded provisional amounts in its 2017 consolidated financial statements to reflect the federal, state and foreign impacts of the Tax Cuts and Jobs Act (the “Act”), as well as to the balance of the Partnership’s deferred tax assets and liabilities.  These amounts remain provisional and subject to Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” (“SAB 118”) as of June 30, 2018.  There have been no changes to the provisional amounts recorded in the 2017 financial statements during the three and six months ended June 30, 2018.

While the Partnership made reasonable estimates of the effects of the Act in its 2017 consolidated financial statements, the final impact of the Act may differ from these estimates due to, among other things, changes in the Partnership’s interpretations of and assumptions under the Act and additional guidance that may be issued by the Internal Revenue Service.  As a result, the Partnership will continue to gather additional information to determine the final impact of these changes.  SAB 118 provides that in these cases, an entity should continue to apply ASC Topic 740, “Income Taxes,” based on the provisions of the tax laws that were in effect immediately prior to the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for entities to complete the accounting under ASC Topic 740.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Pension
Three Months Ended June 30, 2018	Plan	Derivatives	Total
Balance at March 31, 2018	$(5,684)	$74	$(5,610)
Other comprehensive income before reclassifications of gain (loss)	349	14	363
Amount of (loss) gain reclassified from accumulated other comprehensive income	(16)	—	(16)
Total comprehensive (loss) income	333	14	347
Balance at June 30, 2018	$(5,351)	$88	$(5,263)

	Pension
Six Months Ended June 30, 2018	Plan	Derivatives	Total
Balance at December 31, 2017	$(5,333)	$(135)	$(5,468)
Other comprehensive income before reclassifications of gain (loss)	14	223	237
Amount of (loss) gain reclassified from accumulated other comprehensive income	(32)	—	(32)
Total comprehensive income	(18)	223	205
Balance at June 30, 2018	$(5,351)	$88	$(5,263)

Amounts are presented prior to the income tax effect on other comprehensive income.  Given the Partnership’s partnership status for federal income tax purposes, the effective tax rate is immaterial.

Note 20.    Supplemental Cash Flow Information

The following table presents supplemental cash flow information for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Borrowings from working capital revolving credit facility	$1,076,700	$592,100
Payments on working capital revolving credit facility	(1,005,400)	(767,600)
Net borrowings from (payments on) working capital revolving credit facility	$71,300	$(175,500)
Payments on revolving credit facility	(11,000)	(16,000)
Net payments on revolving credit facility	$(11,000)	$(16,000)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorize the Partnership to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program.  The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties.  The Partnership believes that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law has occurred.  The Partnership disputes the claims alleged in the NOV and responded to the EPA in September 2016.  The Partnership met with the EPA and provided additional information at the agency’s request.  On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV.  On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying.  The EPA did not respond with such evidence, but instead requested that the Partnership enter into a further tolling agreement.  The Partnership has signed a number of tolling agreements with respect to this matter, as requested by the EPA, and such agreements currently extend through December 31, 2018.  To date, the EPA has not taken any further formal action with respect to the NOV.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  The Partnership met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  The Partnership has responded to the Supplemental NOV and is engaged in further negotiations with the EPA.  A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through September 28, 2018.  While the Partnership does not believe that a material violation has occurred, and it contests the allegations presented in the NOV and Supplemental NOV, the Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” and has modified the standard thereafter through a series of amendments.  This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.  This standard is effective beginning in the first quarter of 2019.  Early adoption of this standard is permitted.  The standard allows for two adoptions methods, a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief, and an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the financial statements.  The Partnership continues to evaluate the impact of this standard on its financial statements and disclosures, internal

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

controls and accounting policies.  The Partnership believes that the new standard will have a material impact on its consolidated balance sheet.  The evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls.

Note 23.    Subsequent Events

Series A Preferred Units Offering—On August 7, 2018, the Partnership closed an offering of 2,760,000 of its 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units, liquidation preference of $25.00 per unit (the “Series A Preferred Units”), for $25.00 per Series A Preferred Unit in an offering registered under the Securities Act of 1933.  Distributions on the Series A Preferred Units are payable quarterly and are cumulative from and including the date of original issue to, but excluding, August 15, 2023 at a fixed rate of 9.75% per annum of the stated liquidation preference of $25.00.  On and after August 15, 2023, distributions on the Series A Preferred Units will accumulate for each distribution period at an annual floating rate equal to the three-month LIBOR plus a spread of 6.774%.  The Partnership used the proceeds, net of underwriting discount, of $66.8 million, excluding expenses, to reduce indebtedness under its Credit Agreement.

Acquisition from Cheshire Oil Company, LLC—On July 24, 2018, the Partnership acquired the assets of ten company-operated gasoline stations and convenience stores from New Hampshire-based Cheshire Oil Company, LLC for approximately $32.0 million, excluding inventory, funded with borrowings under the Partnership’s revolving credit facility.  The portfolio consists of nine stores in New Hampshire and one in Brattleboro, Vermont.  All of the locations are branded T-Bird Mini Marts and market Citgo fuel.

Acquisition from Champlain Oil Company, Inc.—On July 17, 2018, the Partnership acquired the retail fuel and convenience store assets of Vermont-based Champlain Oil Company, Inc for approximately $134.0 million, excluding inventory, funded with borrowings under the Partnership’s revolving credit facility.  The acquisition includes 37 company-operated gasoline stations with Jiffy Mart-branded convenience stores in Vermont and New Hampshire, and approximately 24 fuel sites that are either owned or leased, including lessee dealer and commission agent locations.  The transaction also includes fuel supply agreements for approximately 65 gasoline stations, primarily in Vermont and New Hampshire.  The stations primarily market major fuel brands such as Mobil, Shell, Citgo, Sunoco and Irving.

Distribution—On July 27, 2018, the board of directors of the General Partner declared a quarterly cash distribution of $0.4750 per unit ($1.90 per unit on an annualized basis) for the period from April 1, 2018 through June 30, 2018.  On August 14, 2018, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on August 9, 2018.

Sale of Gasoline Stations—Beginning in April 2016, the Partnership retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites.  Through July 31, 2018, the criteria to be presented as held for sale was met for 12 additional sites with a net book value of $7.6 million at June 30, 2018.  Assets held for sale are expected to be sold within the next 12 months.

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2018 and December 31, 2017, the Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2018 and 2017 and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2018 and 2017 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

June 30, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,079	$1,403	$—	$7,482
Accounts receivable, net	423,206	6	13	423,225
Accounts receivable - affiliates	4,039	31	(13)	4,057
Inventories	338,320	—	—	338,320
Brokerage margin deposits	6,871	—	—	6,871
Derivative assets	12,805	—	—	12,805
Prepaid expenses and other current assets	84,974	143	—	85,117
Total current assets	876,294	1,583	—	877,877
Property and equipment, net	1,000,754	5,175	—	1,005,929
Intangible assets, net	51,459	—	—	51,459
Goodwill	310,855	—	—	310,855
Other assets	32,837	—	—	32,837
Total assets	$2,272,199	$6,758	$—	$2,278,957

Liabilities and partners' equity
Current liabilities:
Accounts payable	$256,729	$39	$—	$256,768
Working capital revolving credit facility - current portion	198,000	—	—	198,000
Environmental liabilities - current portion	5,004	—	—	5,004
Trustee taxes payable	43,699	—	—	43,699
Accrued expenses and other current liabilities	89,664	125	—	89,789
Derivative liabilities	14,764	—	—	14,764
Total current liabilities	607,860	164	—	608,024
Working capital revolving credit facility - less current portion	100,000	—	—	100,000
Revolving credit facility	185,000	—	—	185,000
Senior notes	663,116	—	—	663,116
Environmental liabilities - less current portion	50,333	—	—	50,333
Financing obligations	150,223	—	—	150,223
Deferred tax liabilities	38,607	—	—	38,607
Other long-term liabilities	53,672	—	—	53,672
Total liabilities	1,848,811	164	—	1,848,975

Partners' equity
Global Partners LP equity	423,388	3,987	—	427,375
Noncontrolling interest	—	2,607	—	2,607
Total partners' equity	423,388	6,594	—	429,982
Total liabilities and partners' equity	$2,272,199	$6,758	$—	$2,278,957

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$3,126,449	$215	$(89)	$3,126,575
Cost of sales	2,976,691	712	(89)	2,977,314
Gross profit	149,758	(497)	—	149,261
Costs and operating expenses:
Selling, general and administrative expenses	39,854	100	—	39,954
Operating expenses	75,837	381	—	76,218
Amortization expense	2,437	—	—	2,437
Net loss on sale and disposition of assets	3,033	—	—	3,033
Total costs and operating expenses	121,161	481	—	121,642
Operating income (loss)	28,597	(978)	—	27,619
Interest expense	(21,613)	—	—	(21,613)
Income (loss) before income tax benefit	6,984	(978)	—	6,006
Income tax benefit	16	—	—	16
Net income (loss)	7,000	(978)	—	6,022
Net loss attributable to noncontrolling interest	—	391	—	391
Net income (loss) attributable to Global Partners LP	7,000	(587)	—	6,413
Less: General partners' interest in net income, including incentive distribution rights	110	—	—	110
Limited partners' interest in net income (loss)	$6,890	$(587)	$—	$6,303

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$5,928,948	$693	$(175)	$5,929,466
Cost of sales	5,634,066	1,634	175	5,635,875
Gross profit	294,882	(941)	(350)	293,591
Costs and operating expenses:
Selling, general and administrative expenses	79,129	191	—	79,320
Operating expenses	149,504	763	—	150,267
Gain on trustee taxes	(52,627)	—	—	(52,627)
Amortization expense	4,905	—	—	4,905
Net loss on sale and disposition of assets	4,900	—	—	4,900
Total costs and operating expenses	185,811	954	—	186,765
Operating income (loss)	109,071	(1,895)	(350)	106,826
Interest expense	(43,058)	—	—	(43,058)
Income before income tax benefit	66,013	(1,895)	(350)	63,768
Income tax benefit	929	—	—	929
Net income (loss)	66,942	(1,895)	(350)	64,697
Net loss attributable to noncontrolling interest	—	758	—	758
Net income (loss) attributable to Global Partners LP	66,942	(1,137)	(350)	65,455
Less: General partners' interest in net income, including incentive distribution rights	506	—	—	506
Limited partners' interest in net income (loss)	$66,436	$(1,137)	$(350)	$64,949

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$4,358,998	$1,603	$(287)	$4,360,314
Cost of sales	4,082,658	2,554	(287)	4,084,925
Gross profit	276,340	(951)	—	275,389
Costs and operating expenses:
Selling, general and administrative expenses	71,483	(17)	—	71,466
Operating expenses	137,492	890	—	138,382
Amortization expense	4,285	236	—	4,521
Net gain on sale and disposition of assets	(9,481)	—	—	(9,481)
Total costs and operating expenses	203,779	1,109	—	204,888
Operating income (loss)	72,561	(2,060)	—	70,501
Interest expense	(45,210)	—	—	(45,210)
Income (loss) before income tax expense	27,351	(2,060)	—	25,291
Income tax expense	(795)	—	—	(795)
Net income (loss)	26,556	(2,060)	—	24,496
Net loss attributable to noncontrolling interest	—	824	—	824
Net income (loss) attributable to Global Partners LP	26,556	(1,236)	—	25,320
Less: General partners' interest in net income, including incentive distribution rights	170	—	—	170
Limited partners' interest in net income (loss)	$26,386	$(1,236)	$—	$25,150

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Six Months Ended June 30, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(15,806)	$(420)	$(16,226)

Cash flows from investing activities
Capital expenditures	(27,168)	—	(27,168)
Proceeds from sale of property and equipment	7,241	—	7,241
Net cash used in investing activities	(19,927)	—	(19,927)

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	71,300	—	71,300
Net payments on revolving credit facility	(11,000)	—	(11,000)
Distributions to partners	(31,523)	—	(31,523)
Net cash provided by financing activities	28,777	—	28,777

Cash and cash equivalents
Decrease in cash and cash equivalents	(6,956)	(420)	(7,376)
Cash and cash equivalents at beginning of period	13,035	1,823	14,858
Cash and cash equivalents at end of period	$6,079	$1,403	$7,482

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

•

We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell.  Implementation of regulations and directives that adversely impact the market for transporting these products by rail or otherwise could adversely affect those activities.  In addition, a disruption in these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines.  A decline in demand for (i) the products we sell, or (ii) our logistics activities, which has resulted and could continue to result in a decrease in the utilization of our transportation assets, could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

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

•

Our gasoline sales could be significantly reduced by a reduction in demand due to higher prices and to new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel‑powered motor vehicles.  Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, and decreases in sales.  Any of these outcomes could negatively affect our financial condition, results of operations and cash available for distribution to our unitholders.

•	Physical effects from climate change and impacts to areas prone to sea level rise or other extreme weather events could have the potential to adversely affect our assets and operations.

•	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our sales.

•

Our petroleum products sales, logistics activities and results of operations have been and could continue to be adversely affected by, among other things, changes in the petroleum products market structure, product differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for transporting petroleum and related products by rail and other modes of transportation, severe weather conditions, significant changes in prices and interruptions in transportation services and other necessary services and equipment, such as railcars, barges, trucks, loading equipment and qualified drivers.

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

•

Our business could be affected by a range of issues, such as changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, changes in health, safety and environmental regulations, including, without limitation, those related to climate change, failure to obtain renewal permits on terms favorable to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of crude oil, refined products and renewable fuels.

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

•

Regulations restricting the sale of tobacco products by the Food and Drug Administration, as well as national, state and local campaigns to discourage smoking, tax increases on tobacco products and increasing regulations restricting the sale of e‑cigarettes and vapor products, have and could result in reduced consumption levels and higher costs which we may not be able to pass on to our customers.  These factors could materially affect the sales of cigarettes, or other tobacco products, and customer traffic, which in turn could have a negative impact on our financial condition, results of operations and cash available for distribution to our unitholders.

•	Our business could expose us to litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.

•	Adverse developments in the areas where we conduct our business could have a material adverse effect on such businesses and could reduce our ability to make distributions to our unitholders.

•	A serious disruption to our information technology systems could significantly limit our ability to manage and operate our business efficiently.

•	We are exposed to performance risk in our supply chain.

•	Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could have a material adverse effect on such businesses.

•	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.

•

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or remove our general partner without the consent of the holders of at least 66 2/3% of the outstanding common units (including common units held by our general partner and its affiliates), which could lower the trading price of our units.

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

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We are also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores in these areas.  As of

June 30, 2018, we had a portfolio of 1,445 owned, leased and/or supplied gasoline stations, including 256 directly operated convenience stores, in the Northeast, Maryland and Virginia.  We also receive revenue from convenience store sales, rental income and sundries.  In addition, we own transload and storage terminals in North Dakota and Oregon that extend our origin‑to‑destination capabilities from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $3.0 billion and $5.7 billion of refined petroleum products, renewable fuels, crude oil and propane for the three and six months ended June 30, 2018, respectively.  In addition, we had other revenues of approximately $0.1 billion and $0.2 billion for the three and six months ended June 30, 2018, respectively, from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2018 Developments

Series A Preferred Units Offering—On August 7, 2018, we closed an offering of 2,760,000 of our 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units, liquidation preference of $25.00 per unit (the “Series A Preferred Units”), for $25.00 per Series A Preferred Unit in an offering registered under the Securities Act of 1933.  Distributions on the Series A Preferred Units are payable quarterly and are cumulative from and including the date of original issue to, but excluding, August 15, 2023 at a fixed rate of 9.75% per annum of the stated liquidation preference of $25.00.  On and after August 15, 2023, distributions on the Series A Preferred Units will accumulate for each distribution period at an annual floating rate equal to the three-month LIBOR plus a spread of 6.774%.  We used the proceeds, net of underwriting discount, of $66.8 million, excluding expenses, to reduce indebtedness under our credit agreement.

Acquisition from Cheshire Oil Company, LLC—On July 24, 2018, we acquired the assets of ten company-operated gasoline stations and convenience stores from New Hampshire-based Cheshire Oil Company, LLC for approximately $32.0 million, excluding inventory, funded with borrowings under our revolving credit facility.  The portfolio consists of nine stores in New Hampshire and one in Brattleboro, Vermont.  All of the locations are branded T-Bird Mini Marts and market Citgo fuel.

Acquisition from Champlain Oil Company, Inc.—On July 17, 2018, we acquired the retail fuel and convenience store assets of Vermont-based Champlain Oil Company, Inc for approximately $134.0 million, excluding inventory, funded with borrowings under our revolving credit facility.  The acquisition includes 37 company-operated gasoline stations with Jiffy Mart-branded convenience stores in Vermont and New Hampshire, and approximately 24 fuel sites that are either owned or leased, including lessee dealer and commission agent locations.  The transaction also includes fuel supply agreements for approximately 65 gasoline stations, primarily in Vermont and New Hampshire.  The stations primarily market major fuel brands such as Mobil, Shell, Citgo, Sunoco and Irving.

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, we recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required.  The recognition of this one-time income item, which is included in gain on trustee taxes in the accompanying consolidated statements of operations for the six months ended June 30, 2018, did not impact cash flows from operations for the six months ended June 30, 2018 and will not impact cash flows from operations for the year ending December 31, 2018.

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

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, storage and transportation of refined petroleum products, renewable fuels, crude oil and propane.  We transport these products by railcars, barges and/or pipelines pursuant to spot or long-term contracts.  From time to time, we aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by rail and ship it by barge to refiners.  We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements.  Ethanol is shipped primarily by rail and by barge.

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

As of June 30, 2018, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	256
Commissioned agents	264
Lessee dealers	226
Contract dealers	699
Total	1,445

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

•

We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell.  A disruption in these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon which could affect the flow of service.  In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our businesses.  These events could result in service disruptions and increased cost which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.  Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our business.

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell, or (ii) our logistics activities, could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

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

Distributable cash flow as used in our partnership agreement also determines our ability to make cash distributions on our incentive distribution rights.  The investment community also uses a distributable cash flow metric similar to the metric used in our partnership agreement with respect to publicly traded partnerships to indicate whether or not such partnerships have generated sufficient earnings on a current or historic level that can sustain distributions on preferred or common units or support an increase in quarterly cash distributions on common units.  Our partnership agreement does not permit adjustments for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to Global Partners LP	$6,413	$2,374	$65,455	$25,320
EBITDA (1)	$53,064	$51,292	$158,757	$123,212
Adjusted EBITDA (1)(2)	$56,097	$53,673	$163,657	$113,731
Distributable cash flow (3)(4)	$21,000	$21,789	$100,770	$65,963
Wholesale Segment:
Volume (gallons)	766,469	638,630	1,630,853	1,416,910
Sales
Gasoline and gasoline blendstocks	$1,247,949	$461,063	$2,021,319	$966,767
Crude oil (5)	26,969	143,143	58,404	246,671
Other oils and related products (6)	343,548	340,463	1,092,575	957,030
Total	$1,618,466	$944,669	$3,172,298	$2,170,468
Product margin
Gasoline and gasoline blendstocks	$23,450	$18,608	$48,837	$33,993
Crude oil (5)	5,418	4,761	10,491	11,653
Other oils and related products (6)	9,615	7,828	26,302	37,701
Total	$38,483	$31,197	$85,630	$83,347
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	415,204	405,437	793,537	771,536
Sales
Gasoline	$1,086,078	$859,747	$1,978,377	$1,627,383
Station operations (7)	100,369	87,857	187,974	163,453
Total	$1,186,447	$947,604	$2,166,351	$1,790,836
Product margin
Gasoline	$76,954	$79,283	$147,099	$146,438
Station operations (7)	48,680	43,242	92,214	82,137
Total	$125,634	$122,525	$239,313	$228,575
Commercial Segment:
Volume (gallons)	155,493	130,942	299,676	262,465
Sales	$321,662	$197,257	$590,817	$399,010
Product margin	$5,809	$4,124	$11,046	$8,313
Combined sales and product margin:
Sales	$3,126,575	$2,089,530	$5,929,466	$4,360,314
Product margin (8)	$169,926	$157,846	$335,989	$320,235
Depreciation allocated to cost of sales	(20,665)	(22,484)	(42,398)	(44,846)
Combined gross profit	$149,261	$135,362	$293,591	$275,389

GDSO portfolio as of June 30, 2018 and 2017:	2018	2017
Company operated	256	239
Commissioned agents	264	269
Lessee dealers	226	237
Contract dealers	699	698
Total GDSO portfolio	1,445	1,443

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weather conditions:
Normal heating degree days	784	784	3,654	3,654
Actual heating degree days	792	767	3,513	3,426
Variance from normal heating degree days	1%	(2)%	(4)%	(6)%
Variance from prior period actual heating degree days	3%	(2)%	3%	2%

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

Adjusted EBITDA for the six months ended June 30, 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 1 of Notes to Consolidated Financial Statements for additional information).

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

(4)

Distributable cash flow includes a net loss on sale and disposition of assets of $3.0 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, and $4.9 million and $4.7 million for the six months ended June 30, 2018 and 2017, respectively.  Excluding the loss on sale and disposition of assets, distributable cash flow would have been $24.0 million and $24.2 million for the three months ended June 30, 2018 and 2017, respectively, and $105.7 million and $70.7 million for the six months ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018, distributable cash flow also includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit.  For the six months ended June 30, 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017.

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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$6,022	$1,991	$64,697	$24,496
Net loss attributable to noncontrolling interest	391	383	758	824
Net income attributable to Global Partners LP	6,413	2,374	65,455	25,320
Depreciation and amortization, excluding the impact of noncontrolling interest	25,054	26,036	51,173	51,887
Interest expense, excluding the impact of noncontrolling interest	21,613	21,923	43,058	45,210
Income tax (benefit) expense	(16)	959	(929)	795
EBITDA	53,064	51,292	158,757	123,212
Net loss (gain) on sale and disposition of assets	3,033	2,381	4,900	(9,481)
Adjusted EBITDA (1)	$56,097	$53,673	$163,657	$113,731

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$87,488	$92,362	$(16,226)	$209,927
Net changes in operating assets and liabilities and certain non-cash items	(56,124)	(63,822)	132,747	(132,518)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	103	(130)	107	(202)
Interest expense, excluding the impact of noncontrolling interest	21,613	21,923	43,058	45,210
Income tax (benefit) expense	(16)	959	(929)	795
EBITDA	53,064	51,292	158,757	123,212
Net loss (gain) on sale and disposition of assets	3,033	2,381	4,900	(9,481)
Adjusted EBITDA (1)	$56,097	$53,673	$163,657	$113,731

(1)

Adjusted EBITDA for the six months ended June 30, 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 1 of Notes to Consolidated Financial Statements for additional information).

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Reconciliation of net income to distributable cash flow:
Net income	$6,022	$1,991	$64,697	$24,496
Net loss attributable to noncontrolling interest	391	383	758	824
Net income attributable to Global Partners LP	6,413	2,374	65,455	25,320
Depreciation and amortization, excluding the impact of noncontrolling interest	25,054	26,036	51,173	51,887
Amortization of deferred financing fees and senior notes discount	1,717	1,780	3,430	3,671
Amortization of routine bank refinancing fees	(1,022)	(1,063)	(2,044)	(2,230)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(11,162)	(7,338)	(17,244)	(12,685)
Distributable cash flow (1)(2)	$21,000	$21,789	$100,770	$65,963

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$87,488	$92,362	$(16,226)	$209,927
Net changes in operating assets and liabilities and certain non-cash items	(56,124)	(63,822)	132,747	(132,518)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	103	(130)	107	(202)
Amortization of deferred financing fees and senior notes discount	1,717	1,780	3,430	3,671
Amortization of routine bank refinancing fees	(1,022)	(1,063)	(2,044)	(2,230)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(11,162)	(7,338)	(17,244)	(12,685)
Distributable cash flow (1)(2)	$21,000	$21,789	$100,770	$65,963

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges

(2)

Distributable cash flow includes a net loss on sale and disposition of assets of $3.0 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, and $4.9 million and $4.7 million for the six months ended June 30, 2018 and 2017, respectively.  Excluding the loss on sale and disposition of assets, distributable cash flow would have been $24.0 million and $24.2 million for the three months ended June 30, 2018 and 2017, respectively, and $105.7 million and $70.7 million for the six months ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018, distributable cash flow also includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit.  For the six months ended June 30, 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017.

Consolidated Sales

Our total sales were $3.1 billion and $2.1 billion for the three months ended June 30, 2018 and 2017, respectively, an increase of $1.0 billion or 50%, due to increases in prices and in volume sold.  Our aggregate volume of product sold was 1.3 billion gallons and 1.2 billion gallons for the three months ended June 30, 2018 and 2017, respectively, an increase of 0.1 billion gallons.  The increase in volume sold includes increases of 128 million gallons in our Wholesale segment, reflecting increases in gasoline and gasoline blendstocks, offset by declines in volume sold in crude oil and distillates, and increases of 24 million gallons in our Commercial segment and 10 million gallons in our GDSO segment.

Our total sales were $5.9 billion and $4.4 billion for the six months ended June 30, 2018 and 2017, respectively, an increase of $1.5 billion or 34%, due to increases in prices and in volume sold.  Our aggregate volume of product sold was 2.7 billion gallons and 2.5 billion gallons for the six months ended June 30, 2018 and 2017, respectively, an increase of 0.2 billion gallons.  The increase in volume sold includes increases of 214 million gallons in our Wholesale segment, primarily in gasoline, offset by declines in volume sold in crude oil and distillates, 37 million gallons in our Commercial segment and 22 million gallons in our GDSO segment.

Gross Profit

Our gross profit was $149.3 million and $135.4 million for three months ended June 30, 2018 and 2017, respectively, an increase of $13.9 million, or 10%, primarily due to improved product margins in gasoline in our Wholesale segment and station operations in our GDSO segment, partially offset by a decrease in product margin in gasoline distribution in our GDSO segment.

Our gross profit was $293.6 million and $275.4 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $18.2 million, or 7%, primarily due to improved product margins in gasoline and gasoline blendstocks in our Wholesale segment and station operations in our GDSO segment, partially offset by a decrease in product margin in distillates in our Wholesale segment.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $1.2 billion and $0.5 billion for the three months ended June 30, 2018 and 2017, respectively, an increase of $0.7 billion, or 170%, due to increases in prices and volume sold, largely in gasoline.  Our gasoline and gasoline blendstocks product margin was $23.4 million and $18.6 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $4.8 million, or 26%, primarily due to more favorable market conditions in gasoline.  Our product margin was negatively impacted during the second quarter of 2018 due to less favorable market conditions in gasoline blendstocks, primarily ethanol.

Sales from wholesale gasoline and gasoline blendstocks were $2.0 billion and $0.9 billion for the six months ended June 30, 2018 and 2017, respectively, an increase of $1.1 billion, or 109%, due to increases in prices and volume sold, largely in gasoline.  Our gasoline and gasoline blendstocks product margin was $48.8 million and $34.0 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $14.8 million, or 44%, primarily due to more favorable market conditions in gasoline blendstocks, primarily ethanol, in the first quarter of 2018 and in gasoline in the second quarter of 2018.

Crude Oil.  Crude oil sales and logistics revenues were $27.0 million and $143.1 million for the three months ended June 30, 2018 and 2017, respectively, decreasing by $116.1 million, or 81%, due to a decline in volume sold as crude by rail differentials continue to be challenged.  Our crude oil product margin was $5.4 million and $4.8 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $0.6 million, or 13%, due in part to lower railcar lease expense and lower terminal lease expense associated with the expiration of a terminal lease in the fourth quarter of 2017, partially offset by lower sales volume.

Crude oil sales and logistics revenues were $0.1 billion and $0.2 billion for the six months ended June 30, 2018 and 2017, respectively, decreasing by $188.3 million, or 76%, due to a decline in volume sold as crude by rail differentials continue to be challenged.  Our crude oil product margin was $10.5 million and $11.6 million for the six ended June 30, 2018 and 2017, respectively, a decrease of $1.1 million, or 10%, due in part to lower sales volume.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.3 billion for each of the three months ended June 30, 2018 and 2017.  Our product margin from other oils and related products was $9.6 million and $7.8 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $1.8 million, or 23%, due in part to improved margins in residual oil.

Sales from other oils and related products were $1.1 billion and $0.9 billion for the six months ended June 30, 2018 and 2017, respectively, increasing by $135.5 million, or 14%, due to an increase in prices, partially offset by a decline in distillate volume sold.  Our product margin from other oils and related products was $26.3 million and $37.7 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $11.4 million, or 30%, primarily due to less favorable market conditions in distillates in the first quarter of 2018.  Although temperatures were colder in the first quarter of 2018 as compared to the first quarter of 2017, warmer-than-normal temperatures in each of the first quarters of 2018 and 2017 negatively impacted our product margin in other oils and related products for the six months ended June 30, 2018 and 2017.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $1.1 billion and $0.8 billion for the three months ended June 30, 2018 and 2017, respectively, increasing by $226.3 million, or 26%, primarily due to an increase in prices and also an increase in volume sold due in part to the Honey Farms acquisition in October 2017.  Our product margin from gasoline distribution was $76.9 million and $79.3 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $2.4 million, or 3%, primarily due to lower fuel margins, partially offset by an increase in product margin due to the Honey Farms acquisition.

Sales from gasoline distribution were $1.9 billion and $1.6 billion for the six months ended June 30, 2018 and 2017, respectively, an increase of $0.3 billion, or 19%, primarily due to an increase in prices and also an increase in volume sold due in part to the Honey Farms acquisition in October 2017.    Our product margin from gasoline distribution was $147.1 million and $146.4 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $0.7 million, in part due to the Honey Farms acquisition, partially offset by a decrease in product margin primarily due to lower fuel margins.  Our product margin for the first six months of 2018 was negatively impacted by rising wholesale gasoline prices.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales, lottery and ATM commissions, collectively generated revenues of $0.1 billion for each of the three months ended June 30, 2018 and 2017.  Our product margin from station operations was $48.7 million and $43.2 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $5.5 million, or 13%, largely due to the Honey Farms acquisition.

Sales from our station operations were approximately $0.2 billion for each of the six months ended June 30, 2018 and 2017.  Our product margin from station operations was $92.2 million and $82.1 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $10.1 million, or 12%, largely due to the Honey Farms acquisition.

Results for Commercial Segment

Our commercial sales were $0.3 billion and $0.2 billion for the three months ended June 30, 2018 and 2017, respectively, an increase of $0.1 million, or 50%, due to increases in prices and in volume sold.  Our commercial product margin was $5.8 million and $4.1 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $1.7 million, or 41%, primarily due to an increase in bunkering activity.

Our commercial sales were $0.6 billion and $0.4 billion for the six months ended June 30, 2018 and 2017, respectively, an increase of $0.2 billion, or 50%, due to increases in prices and in volume sold.  Our commercial product margin was $11.0 million and $8.3 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $2.7 million, or 33%, primarily due to an increase in bunkering activity and colder temperatures early in the first quarter of 2018 compared to the first quarter of 2017.

Selling, General and Administrative Expenses

SG&A expenses were $40.0 million and $34.7 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $5.3 million, or 15%, including increases of $1.8 million in professional fees, $0.9 million in wages and benefits, $0.6 million in advertising costs, $0.4 million in depreciation, $0.3 million in license fees, $0.2 million in acquisition related costs and $1.1 million in other SG&A expenses.

SG&A expenses were $79.3 million and $71.5 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $7.8 million, or 11%, including increases of $1.7 million accrued incentive compensation, $1.4 million in professional fees, $1.2 million in wages and benefits, $1.0 million in depreciation, $0.6 million in license fees, $0.5 million in advertising costs, $0.2 million in acquisition related costs and $1.2 million in various SG&A expenses.  The increase in accrued incentive compensation is primarily due to an increase in LTIP expense for the first six months of 2018 compared to the same period in 2017 as we reversed compensation expenses related to forfeitures during that period in the amount of $1.4 million.

Operating Expenses

Operating expenses were $76.2 million and $71.2 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $5.0 million, or 7%, primarily due to an increase of $5.7 million associated with our GDSO operations, largely due to the Honey Farms acquisition and to increases in credit card fees due to higher wholesale gasoline prices, partially offset by a decrease in expenses due to the sale of sites.  The increase in operating expenses in our GDSO operations was partially offset by a decrease of $0.7 million associated with our terminal operations.

Operating expenses were $150.3 million and $138.4 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $11.9 million, or 9%, primarily due to an increase of $11.8 million associated with our GDSO operations, largely due to the Honey Farms acquisition and to increases in credit card fees due to higher wholesale gasoline prices, partially offset by a decrease in expenses due to the sale of sites, and $0.1 million associated with our terminal operations.

Gain on Trustee Taxes

During the six months ended June 30, 2018, we recognized a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required.  See Note 1 of Notes to Consolidated Financial Statements for additional information.

Amortization Expense

Amortization expense related to intangible assets was $2.4 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, and $4.9 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively.  The increases of $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, are due to the intangibles acquired in the Honey Farms acquisition in October 2017.

Net (Loss) Gain on Sale and Disposition of Assets

Net (loss) gain on sale and disposition of assets was ($3.0 million) and ($2.4 million) for three months ended June 30, 2018 and 2017, respectively, and ($4.9 million) and $4.7 million for the six months ended June 30, 2018 and 2017, primarily due to the sale of GDSO sites.  For the six months ended June 30, 2017, we recorded a $14.2 million gain associated with the sale of our natural gas marketing and electricity brokerage businesses in February 2017.  See Note 7 of Notes to Consolidated Financial Statements for additional information.

Interest Expense

Interest expense was $21.6 million and $21.9 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $0.3 million, or 1%, in part due to a $0.6 million write-off of a portion of our deferred financing fees associated with the amendment of our credit agreement in April 2017, partially offset by an increase in interest rates for the second quarter of 2018 compared to the second quarter of 2017.

Interest expense was $43.0 million and $45.2 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $2.2 million, or 5%, in part due to a $0.6 million write-off of a portion of our deferred financing fees associated with the amendment of our credit agreement in April 2017.  The decrease in interest expense was offset by an increase in interest rates for the first six months of 2018 compared to the same period in 2017.

Income Tax Benefit (Expense)

Income tax benefit was immaterial for the three months ended June 30, 2018 and $0.9 million for the six months ended June 30, 2018.  Income tax expense was ($0.9 million) and ($0.8 million) for the three and six months June 30, 2017, respectively.  The income tax benefit (expense) recognized primarily reflect the income tax benefit (expense) from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to the noncontrolling interest was $0.4 million for each of the three months ended June 30, 2018 and 2017, and $0.8 million for each of the six months ended June 30, 2018 and 2017, which represents the 40% noncontrolling ownership of the reported net loss.

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

Working capital was $269.9 million and $209.5 million at June 30, 2018 and December 31, 2017, respectively, an increase of $60.4 million, primarily due to decreases of $66.6 million in trustee taxes payable, largely attributable to the $52.6 million extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit and the settlement of a trustee tax loss recognized in the fourth quarter of 2017 (see Note 1 of Notes to Consolidated Financial Statements) and $56.6 million in accounts payable, primarily due to the change in activity as we exited the heating season.  The impact of these decreases on working capital were partially offset by a decrease of $12.4 million in inventories, in part due to carrying lower levels of volume, and an increase of $71.3 million in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 8 of Notes to Consolidated Financial Statements).

Cash Distributions

During 2018, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2018	$15.8 million	Fourth quarter 2017
May 15, 2018	$15.8 million	First quarter 2018

In addition, on July 27, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.4750 per unit ($1.90 per unit on an annualized basis) on all of our outstanding common units for the period from April 1, 2018 through June 30, 2018 to our unitholders of record as of the close of business on August 9, 2018.  This distribution will result in reaching our second target level distribution for the quarter ended June 30, 2018.  We expect to pay the total cash distribution of approximately $16.3 million on August 14, 2018.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at June 30, 2018 were as follows (in thousands):

	Payments due by period
	Remainder of				2022 and
Contractual Obligations	2018	2019	2020	2021	Thereafter	Total
Credit facility obligations (1)	$207,649	$222,291	$72,199	$—	$—	$502,139
Senior notes obligations (2)	22,219	44,438	44,438	44,438	718,320	873,853
Operating lease obligations (3)	48,282	71,536	45,672	38,686	167,828	372,004
Capital lease obligations	32	—	—	—	—	32
Other long-term liabilities (4)	12,885	25,105	25,633	23,291	52,709	139,623
Financing obligations (5)	7,280	14,769	15,094	15,426	136,943	189,512
Total	$298,347	$378,139	$203,036	$121,841	$1,075,800	$2,077,163

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2018 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2020 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

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

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $17.2 million and $12.7 million in maintenance capital expenditures for the six months ended June 30, 2018 and 2017, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $14.7 million and $9.8 million for the six months ended June 30, 2018 and 2017, respectively, are related to our investments in our gasoline stations.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $9.9 million and $6.6 million in expansion capital expenditures for the six months ended June 30, 2018 and 2017, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

For the six months ended June 30, 2018, the $9.9 million in expansion capital expenditures primarily related to investments in our gasoline stations.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash (used in) provided by operating activities	$(16,226)	$209,927
Net cash (used in) provided by investing activities	$(19,927)	$8,930
Net cash provided by (used in) financing activities	$28,777	$(222,963)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash (used in) provided by operating activities was ($16.2 million) and $209.9 million for the six months ended June 30, 2018 and 2017, respectively, for a period-over-period decrease in cash flow from operating activities of $226.1 million.  For the six months ended June 30, 2018, cash flow from operating activities was not impacted by the non-cash gain of $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit.  This gain was included in net income and offset by the corresponding decrease in the liability which had historically been included in trustee taxes (see Note 1). The primary drivers of the changes in operating activities include the following (in thousands):

	Six Months Ended		Period over
	June 30,		Period
	2018	2017	Change
(Increase) decrease in accounts receivable	$(6,412)	$159,599	$(166,011)
Decrease in inventories	$12,007	$150,762	$(138,755)
Decrease in accounts payable	$(56,644)	$(124,527)	$67,883

For the six months ended June 30, 2018, the increase in accounts receivable was in part due to an increase in prices.  The decreases in inventories and account payable were primarily due to the change in activity as we exited the heating season and to reduced inventory volume.

For the six months ended June 30, 2017, the decreases in accounts receivable, inventories and accounts payable were primarily due to the change in activity as we exited the heating season, reduced inventory volume and a decline in prices.

Investing Activities

Net cash used in investing activities was $19.9 million for the six months ended June 30, 2018 and included $17.2 million in maintenance capital expenditures and $9.9 million in expansion capital expenditures, offset by $7.2 million in proceeds from the sale of property and equipment.

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

Please read “—Capital Expenditures” for a discussion of our expansion capital expenditures for the six months ended June 30, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $28.8 million for the six months ended June 30, 2018 and included $71.3 million in net borrowing from our working capital revolving credit facility, offset by $31.5 million in cash distributions to our common unitholders and our general partner and $11.0 million in net payments on our revolving credit facility.

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

The average interest rates for the credit agreement were 4.1% and 3.6% for the three months ended June 30, 2018 and 2017, respectively and 4.0% and 3.5% for the six months ended June 30, 2018 and 2017, respectively.  The increase for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was due to increases in market interest rates.

As of June 30, 2018, we had total borrowings outstanding under the credit agreement of $483.0 million, including $185.0 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $65.7 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $751.3 million and $810.3 million at June 30, 2018 and December 31, 2017, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at June 30, 2018.   The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on the credit agreement.

Senior Notes

We had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at June 30, 2018.  Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million and $2.4 million was recorded for the three months ended June 30, 2018 and 2017, respectively, and $4.7 million and $4.8 million was recorded for the six months ended June 30, 2018 and 2017, respectively, which is included in interest expense in the accompanying consolidated statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.4 million for each of the three months ended June 30, 2018 and 2017 and $4.8 million for each of the six months ended June 30, 2018 and 2017.  The financing obligation balance outstanding at June 30, 2018 was $87.7 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated.  We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for each of the three months ended June 30, 2018 and 2017 and $2.2 million for each of the six months ended June 30, 2018 and 2017.  The financing obligation balance outstanding at June 30, 2018 was $62.5 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the credit agreement or other financing arrangements.  We had unamortized deferred financing fees of $13.2 million and $15.9 million at June 30, 2018 and December 31, 2017, respectively.

Unamortized fees related to the credit agreement are included in other current assets and other long-term assets and amounted to $7.5 million and $9.6 million at June 30, 2018 and December 31, 2017, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $4.8 million and $5.4 million at June 30, 2018 and December 31, 2017, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million at both June 30, 2018 and December 31, 2017.

On April 25, 2017, we entered into the credit agreement, a new facility that extended the maturity date and reduced the total commitment of the prior credit agreement.  As a result, we incurred expenses of approximately $0.6 million associated with the write-off of a portion of the related deferred financing fees.  These expenses are included in interest expense in the accompanying consolidated statements of operations for each of the three and six months ended June 30, 2017.

Amortization expense of approximately $1.4 million for each of the three months ended June 30, 2018 and 2017 and $2.7 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

As of June 30, 2018, we had total borrowings outstanding under our credit agreement of $483.0 million.  Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.8 million annually, assuming, however, that our indebtedness remained constant throughout the year.

At June 30, 2018, we had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.  This interest rate swap expires on October 2, 2018.

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

At June 30, 2018, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30,	Effect of 10%	Effect of 10%
	2018	Price Increase	Price Decrease
Exchange traded derivative contracts	$(31,163)	$(28,565)	$28,565
Forward derivative contracts	(1,959)	2,072	(2,072)
Total	$(33,122)	$(26,493)	$26,493

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2018.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $6.9 million at June 30, 2018.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fourth Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of August 7, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 7, 2018).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 9, 2018		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2018		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)