Form 10-Q
period 2018-09-30
GLOBAL PARTNERS LP
filed 2018-11-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 33,995,563 common units outstanding as of November 6, 2018.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$12,451	$14,858
Accounts receivable, net	407,537	417,263
Accounts receivable—affiliates	5,310	3,773
Inventories	481,457	350,743
Brokerage margin deposits	15,226	9,681
Derivative assets	7,281	3,840
Prepaid expenses and other current assets	89,599	77,977
Total current assets	1,018,861	878,135
Property and equipment, net	1,109,892	1,036,667
Intangible assets, net	62,221	56,545
Goodwill	352,550	312,401
Other assets	31,806	36,421
Total assets	$2,575,330	$2,320,169
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$336,530	$313,412
Working capital revolving credit facility—current portion	307,700	126,700
Environmental liabilities—current portion	5,001	5,009
Trustee taxes payable	37,734	110,321
Accrued expenses and other current liabilities	97,377	99,507
Derivative liabilities	13,944	13,708
Total current liabilities	798,286	668,657
Working capital revolving credit facility—less current portion	100,000	100,000
Revolving credit facility	244,200	196,000
Senior notes	663,775	661,774
Environmental liabilities—less current portion	60,320	52,968
Financing obligations	150,132	150,334
Deferred tax liabilities	38,563	40,105
Other long-term liabilities	53,572	56,013
Total liabilities	2,108,848	1,925,851
Partners’ equity
Global Partners LP equity:
Series A preferred limited partners (2,760,000 and 0 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	67,375	—
Common limited partners (33,995,563 units issued and 33,744,168 outstanding at September 30, 2018 and 33,995,563 units issued and 33,645,092 outstanding at December 31, 2017)	404,533	399,399
General partner interest (0.67% interest with 230,303 equivalent units outstanding at September 30, 2018 and December 31, 2017)	(2,887)	(2,978)
Accumulated other comprehensive loss	(4,762)	(5,468)
Total Global Partners LP equity	464,259	390,953
Noncontrolling interest	2,223	3,365
Total partners’ equity	466,482	394,318
Total liabilities and partners’ equity	$2,575,330	$2,320,169

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales	$3,468,835	$2,159,746	$9,398,301	$6,520,060
Cost of sales	3,333,861	2,009,652	8,969,736	6,094,577
Gross profit	134,974	150,094	428,565	425,483
Costs and operating expenses:
Selling, general and administrative expenses	42,127	40,134	121,447	111,600
Operating expenses	83,776	70,338	234,043	208,720
Gain on trustee taxes	—	—	(52,627)	—
Lease exit and termination gain	(3,506)	—	(3,506)	—
Amortization expense	3,079	2,260	7,984	6,781
Net loss (gain) on sale and disposition of assets	940	2,190	5,840	(7,291)
Goodwill and long-lived asset impairment	414	809	414	809
Total costs and operating expenses	126,830	115,731	313,595	320,619
Operating income	8,144	34,363	114,970	104,864
Interest expense	(22,579)	(20,626)	(65,637)	(65,836)
(Loss) income before income tax (expense) benefit	(14,435)	13,737	49,333	39,028
Income tax (expense) benefit	(29)	723	900	(72)
Net (loss) income	(14,464)	14,460	50,233	38,956
Net loss attributable to noncontrolling interest	384	418	1,142	1,242
Net (loss) income attributable to Global Partners LP	(14,080)	14,878	51,375	40,198
Less: General partner’s interest in net (loss) income, including incentive distribution rights	(27)	100	479	270
Less: Series A preferred limited partner interest in net income	1,009	—	1,009	—
Net (loss) income attributable to common limited partners	$(15,062)	$14,778	$49,887	$39,928
Basic net (loss) income per common limited partner unit	$(0.44)	$0.44	$1.48	$1.19
Diluted net (loss) income per common limited partner unit	$(0.44)	$0.44	$1.47	$1.18
Basic weighted average common limited partner units outstanding	34,114	33,644	33,680	33,570
Diluted weighted average common limited partner units outstanding	34,114	33,945	33,894	33,839

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(14,464)	$14,460	$50,233	$38,956
Other comprehensive income:
Change in fair value of cash flow hedges	(67)	167	156	764
Change in pension liability	568	(105)	550	464
Total other comprehensive income	501	62	706	1,228
Comprehensive (loss) income	(13,963)	14,522	50,939	40,184
Comprehensive loss attributable to noncontrolling interest	384	418	1,142	1,242
Comprehensive (loss) income attributable to Global Partners LP	$(13,579)	$14,940	$52,081	$41,426

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net (loss) income	$50,233	$38,956
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	79,410	79,423
Amortization of deferred financing fees	4,029	4,295
Amortization of leasehold interests	254	562
Amortization of senior notes discount	1,121	1,079
Bad debt expense	425	622
Unit-based compensation expense	3,513	1,415
Write-off of financing fees	—	573
Gain on trustee taxes	(52,627)	—
Net loss (gain) on sale and disposition of assets	5,840	(7,291)
Goodwill and long-lived asset impairment	414	809
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	9,301	89,799
Accounts receivable-affiliate	(1,537)	(2,504)
Inventories	(124,537)	240,462
Broker margin deposits	(5,545)	15,199
Prepaid expenses, all other current assets and other assets	(6,775)	(19,400)
Accounts payable	23,118	(78,538)
Trustee taxes payable	(19,960)	(3,309)
Change in derivatives	(3,205)	(1,764)
Accrued expenses, all other current liabilities and other long-term liabilities	(9,374)	2,053
Net cash (used in) provided by operating activities	(45,902)	362,441
Cash flows from investing activities
Acquisitions	(171,824)	—
Capital expenditures	(43,461)	(31,646)
Seller note issuances	(3,062)	—
Proceeds from sale of property and equipment	14,930	29,804
Net cash used in investing activities	(203,417)	(1,842)
Cash flows from financing activities
Net proceeds from issuance of Series A preferred units	66,366	—
Net borrowings from (payments on) working capital revolving credit facility	181,000	(285,400)
Net borrowings from (payments on) revolving credit facility	48,200	(26,700)
LTIP units withheld for tax obligations	(806)	(516)
Noncontrolling interest capital contribution	—	279
Distribution to noncontrolling interest	—	(465)
Distributions to partners	(47,848)	(46,970)
Net cash provided by (used in) financing activities	246,912	(359,772)
Cash and cash equivalents
Decrease (increase) in cash and cash equivalents	(2,407)	827
Cash and cash equivalents at beginning of period	14,858	10,028
Cash and cash equivalents at end of period	$12,451	$10,855
Supplemental information
Cash paid during the period for interest	$37,583	$36,892

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2017	$—	$399,399	$(2,978)	$(5,468)	$3,365	$394,318
Issuance of Series A preferred units	66,366	—	—	—	—	66,366
Net income (loss)	1,009	49,887	479	—	(1,142)	50,233
Distributions to partners	—	(47,595)	(388)	—	—	(47,983)
Unit-based compensation	—	3,513	—	—	—	3,513
Other comprehensive income	—	—	—	706	—	706
LTIP units withheld for tax obligations	—	(806)	—	—	—	(806)
Dividends on repurchased units	—	135	—	—	—	135
Balance at September 30, 2018	$67,375	$404,533	$(2,887)	$(4,762)	$2,223	$466,482

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership is also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores with locations throughout the New England states and New York.  As of September 30, 2018, the Partnership had a portfolio of 1,589 owned, leased and/or supplied gasoline stations, including 301 directly operated convenience stores, primarily in the Northeast, Maryland and Virginia.  The Partnership also receives revenue from convenience store sales, rental income and sundries.  In addition, the Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of September 30, 2018, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,347,370 common units, representing a 21.6% limited partner interest.

Recent Transactions

Series A Preferred Unit Offering—On August 7, 2018, the Partnership issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units, liquidation preference of $25.00 per unit (the “Series A Preferred Units”), for $25.00 per Series A Preferred Unit in an offering registered under the Securities Act of 1933.  See Note 14.

Acquisition from Cheshire Oil Company, LLC—On July 24, 2018, the Partnership acquired the assets of company-operated gasoline stations and convenience stores from New Hampshire-based Cheshire Oil Company, LLC (“Cheshire”).  See Note 17.

Acquisition from Champlain Oil Company, Inc.—On July 17, 2018, the Partnership acquired retail fuel and convenience store assets from Vermont-based Champlain Oil Company, Inc. (“Champlain).  See Note 17.

Basis of Presentation

The financial results of Cheshire and Champlain since the respective acquisition date are included in the accompanying statements of operations for the three and nine months ended September 30, 2018.  The accompanying consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the three and nine months

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ended September 30, 2018 and 2017 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2018.  The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, the Partnership recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 the Partnership determined that the liability was no longer required.  The liability had historically been included in trustee taxes in the accompanying consolidated balance sheets.  The recognition of this one-time income item, which is included in gain on trustee taxes in the accompanying consolidated statements of operations for the nine months ended September 30, 2018, did not impact cash flows from operations for the nine months ended September 30, 2018 and will not impact cash flows from operations for the year ending December 31, 2018.

Lease Exit and Termination Gain

In December 2016, the Partnership voluntarily terminated early a sublease with a counterparty for 1,610 railcars and, as result, recognized a lease exit and termination expense of $80.7 million for the year ended December 31, 2016.  Contemporaneously with the sublease termination, the Partnership entered into to a fleet management services agreement with the counterparty, pursuant to which the Partnership was obligated to provide future railcar storage, freight, cleaning, insurance and other services on behalf of the counterparty associated with all 1,610 railcars.  In January 2017, the counterparty paid the Partnership $19.1 million to cover the incremental costs associated with the Partnership’s obligations.  The Partnership accrued the incremental costs associated with its obligations at present value based on the estimated timing of when the costs would be incurred in the future.  Please read “Summary of Significant Accounting

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Policies—Leases— Early Termination of Railcar Sublease,” in Note 2 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

During the quarter ended September 30, 2018, the Partnership was released from certain of its obligations to provide future railcar storage, freight, insurance and other services for 500 railcars under the fleet management services agreement.  The release resulted in a $3.5 million reduction of the remaining accrued incremental costs, which benefit is included in lease exit and termination gain in the accompanying statements of operations for the three and nine months ended September 30, 2018.  The remaining accrued incremental costs were $6.6 million at September 30, 2018.

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	82%	71%	75%	65%
Crude oil sales and crude oil logistics revenue	—%	5%	1%	6%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	14%	20%	21%	25%
Convenience store sales, rental income and sundries	4%	4%	3%	4%
Total	100%	100%	100%	100%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Wholesale segment	2%	21%	18%	24%
Gasoline Distribution and Station Operations segment	95%	76%	79%	73%
Commercial segment	3%	3%	3%	3%
Total	100%	100%	100%	100%

See Note 16, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and nine months ended September 30, 2018 and 2017.

.

Note 2.    Adoption of ASC 606, Revenue from Contract Customers

On January 1, 2018, the Partnership adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning January 1, 2018 are presented under ASC 606 while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historic accounting under ASC 605, “Revenue Recognition,” (“ASC 605”).  See below for the Partnership’s updated revenue recognition policy and the required disclosures under ASC 606.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Required Disclosures Under ASC 606

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended September 30, 2018
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$331,012	$1,110,529	$212,368	$1,653,909
Station operations	—	106,366	—	106,366
Total revenue from contracts with customers	331,012	1,216,895	212,368	1,760,275
Other sales:
Revenue originating as physical forward contracts and exchanges	1,558,138	—	131,804	1,689,942
Revenue from leases	503	18,115	—	18,618
Total other sales	1,558,641	18,115	131,804	1,708,560
Total sales	$1,889,653	$1,235,010	$344,172	$3,468,835

	Nine Months Ended September 30, 2018
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$1,091,627	$3,088,906	$574,588	$4,755,121
Station operations	—	259,373	—	259,373
Total revenue from contracts with customers	1,091,627	3,348,279	574,588	5,014,494
Other sales:
Revenue originating as physical forward contracts and exchanges	3,968,816	—	360,401	4,329,217
Revenue from leases	1,508	53,082	—	54,590
Total other sales	3,970,324	53,082	360,401	4,383,807
Total sales	$5,061,951	$3,401,361	$934,989	$9,398,301

Nature of Goods and Services

Revenue from Contracts with Customers (ASC 606):

•

Refined petroleum products, renewable fuels, crude oil and propane sales—Under the Partnership’s Wholesale, Gasoline Distribution and Station Operations (“GDSO”) and Commercial segments, revenue is recognized at the point where control of the product is transferred to the customer and collectability is reasonably assured.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Station operations—Revenue from convenience store sales of grocery and other merchandise and sundries (such as car wash sales and lottery and ATM commissions) is recognized at the time of the sale to the customer.

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer.  The Partnership had no contract liabilities at September 30, 2018 and December 31, 2017.  Payment terms on invoiced amounts are typically 2 to 30 days.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.    Net (Loss) Income Per Common Limited Partner Unit

Under the Partnership’s partnership agreement, for any quarterly period, the incentive distribution rights (“IDRs”) participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in the Partnership’s undistributed net income or losses.  Accordingly, the Partnership’s undistributed net income or losses is assumed to be allocated to the common unitholders and to the General Partner’s general partner interest.

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2018 and December 31, 2017 excludes 251,395 and 350,471 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 13).  These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted).  For the nine months ended September 30, 2018, the Series A Preferred Units are not potentially dilutive securities based on the nature of the conversion feature.  See Note 14 for additional information related to the Series A Preferred Units.

The following table provides a reconciliation of net (loss) income and the assumed allocation of net (loss) income to the common limited partners (after deducting amounts allocated to Series A preferred unitholders) for purposes of computing net (loss) income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net (loss) income attributable to Global Partners LP	$(14,080)	$(14,053)	$(27)	$—	$14,878	$14,778	$100	$—
Declared distribution	$16,325	$16,149	$109	$67	$15,829	$15,723	$106	$—
Assumed allocation of undistributed net loss	(30,405)	(30,202)	(203)	—	(951)	(945)	(6)	—
Assumed allocation of net (loss) income	$(14,080)	$(14,053)	$(94)	$67	$14,878	$14,778	$100	$—
Less net income attributable to Series A preferred limited partners		1,009				—
Net (loss) income attributable to common limited partners		$(15,062)				$14,778
Denominator:
Basic weighted average common units outstanding		34,114				33,644
Dilutive effect of phantom units		—				301
Diluted weighted average common units outstanding		34,114				33,945
Basic net (loss) income per common limited partner unit		$(0.44)				$0.44
Diluted net income per common limited partner unit (1)		$(0.44)				$0.44

(1)

Basic common limited partner units were used to calculate diluted earnings per common limited partner unit for the three months ended September 30, 2018, as using the effects of phantom units would have an anti-dilutive effect.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$51,375	$50,896	$479	$—	$40,198	$39,928	$270	$—
Declared distribution	$48,479	$48,021	$324	$134	$47,487	$47,169	$318	$—
Assumed allocation of undistributed net income (loss)	2,896	2,875	21	—	(7,289)	(7,241)	(48)	—
Assumed allocation of net income	$51,375	$50,896	$345	$134	$40,198	$39,928	$270	$—
Less net income attributable to Series A preferred limited partners		1,009				—
Net income attributable to common limited partners		$49,887				$39,928
Denominator:
Basic weighted average common units outstanding		33,680				33,570
Dilutive effect of phantom units		214				269
Diluted weighted average common units outstanding		33,894				33,839
Basic net income per common limited partner unit		$1.48				$1.19
Diluted net income per common limited partner unit		$1.47				$1.18

The board of directors of the General Partner declared the following quarterly cash distributions on its common units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 27, 2018	$0.4625	March 31, 2018
July 27, 2018	$0.4750	June 30, 2018
October 26, 2018	$0.4750	September 30, 2018

In addition, on October 23, 2018, the board of directors of the General Partner declared the initial quarterly cash distribution of $0.6635 per unit on the Series A Preferred Units, covering the period from August 7, 2018 (the issuance date of the Series A Preferred Units) through November 14, 2018.

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

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Distillates: home heating oil, diesel and kerosene	$167,995	$183,059
Gasoline	199,796	81,504
Gasoline blendstocks	45,491	26,789
Crude oil	16,685	10,809
Residual oil	28,664	28,442
Propane and other	1,048	1,659
Renewable identification numbers (RINs)	593	380
Convenience store inventory	21,185	18,101
Total	$481,457	$350,743

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $8.0 million and $9.5 million at September 30, 2018 and December 31, 2017, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $18.1 million and $8.4 million at September 30, 2018 and December 31, 2017, respectively.  Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2017	$312,401
Acquisition of Cheshire (1)	5,853
Acquisition of Champlain (1)	37,580
Acquisition of Honey Farms—change in goodwill (1)	(139)
Dispositions (2)	(3,145)
Balance at September 30, 2018	$352,550

(1)	See Note 17 for information on the Partnership’s business combinations.
(2)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets. See Note 7.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Buildings and improvements	$1,126,585	$1,015,386
Land	424,916	409,146
Fixtures and equipment	43,540	42,959
Idle plant assets	30,500	30,500
Construction in process	26,739	22,403
Capitalized internal use software	30,870	30,626
Total property and equipment	1,683,150	1,551,020
Less accumulated depreciation	573,258	514,353
Total	$1,109,892	$1,036,667

Property and equipment includes assets held for sale of $11.5 million and $12.4 million at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, the Partnership had a $52.6 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013.  In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol.  The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service.  Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at September 30, 2018 and December 31, 2017.

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

Evaluation of Long-Lived Asset Impairment

The Partnership recognized impairment charges relating to long-lived assets used at certain gasoline stations and convenience stores in the amounts of $0.4 million for each of the three and nine months ended September 30, 2018 and $0.8 million for each of the three and nine months ended September 30, 2017.  These assets are allocated to the GDSO segment, and the respective impairment is included in goodwill and long-lived asset impairment in the accompanying statements of operations for the three and nine months ended September 30, 2018 and 2017.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sale of natural gas brokerage and electricity businesses	$—	$—	$—	$(14,172)
Periodic divestiture of gasoline stations	40	77	(183)	253
Strategic asset divestiture program	(168)	375	987	825
Loss on assets held for sale	1,056	1,571	4,590	5,010
Other	12	167	446	793
Total	$940	$2,190	$5,840	$(7,291)

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

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to an immaterial loss for the three months ended September 30, 2018 and a gain of $0.2 million for the nine months ended September 30, 2018.  We recorded losses of $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

Strategic Asset Divestiture Program

The Partnership identified certain non-strategic GDSO sites that are part of its Strategic Asset Divestiture Program (the “Divestiture Program”).

The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites.  The Partnership sold 12 sites and 23 sites during the three and nine months ended September 30, 2018, respectively.  The gain or loss on the sales of these sites, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations.  The Partnership recognized a gain of $0.2 million and a loss of $1.0 million on the sales of these sites for the three and nine months ended September 30, 2018, respectively, including the derecognition of GDSO goodwill in the amount of $1.7 million and $3.1 million for these respective periods.

The Partnership recognized losses of $0.4 million and $0.8 million on the sales of sites for the three and nine months ended September 30, 2017, respectively, including the derecognition of goodwill in the amount of $0.4 million and $3.3 million for these respective periods.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale.

The Partnership classified 6 sites and 8 sites as held for sale at September 30, 2018 and December 31, 2017, respectively, which are periodic divestiture gasoline station sites.  The Partnership recorded $0 and $2.0 million in impairment charges related to these assets held for sale for the three and nine months ended September 30, 2018, respectively, which are included in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations.  The Partnership recorded impairment charges related to assets held for sale at September 30, 2017 of $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively.

Additionally, the Partnership classified 15 sites and 18 sites as held for sale at September 30, 2018 and December 31, 2017, respectively, associated with the real estate firm coordinated sales discussed above.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $1.0 million and $2.5 million for the three and nine months ended September 30, 2018, respectively, which are included in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations.  The Partnership recorded impairment charges related to assets held for sale at September 30, 2017 of $1.5 million and $4.6 million for the three and nine months ended September 30, 2017, respectively.

Assets held for sale of $11.5 million and $12.4 million at September 30, 2018 and December 31, 2017, respectively, are included in property and equipment in the accompanying consolidated balance sheets.  Assets held for sale are expected to be sold within the next 12 months.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The average interest rates for the Credit Agreement were 4.3% and 3.7% for the three months ended September 30, 2018 and 2017, respectively, and 4.1% and 3.6% for the nine months ended September 30, 2018 and 2017, respectively.  The increase for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was due to increases in market interest rates.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at September 30, 2018, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $100.0 million over the next twelve months and, therefore, classified $307.7 million as the current portion at September 30, 2018, representing the amount the Partnership expects to pay down over the next twelve months.  The long-term portion of the working capital revolving credit facility was $100.0 million at both September 30, 2018 and December 31, 2017, and the current portion was $307.7 million and $126.7 million at September 30, 2018 and December 31, 2017, respectively.  The increase in total borrowings under the working capital revolving credit facility of $181.0 million from December 31, 2017 was largely due to higher inventory levels and an increase in prices.

As of September 30, 2018, the Partnership had total borrowings outstanding under the Credit Agreement of $651.9 million, including $244.2 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $58.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $589.3 million and $810.3 million at September 30, 2018 and December 31, 2017, respectively.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at September 30, 2018.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Please read Note 6 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on the Credit Agreement.

Senior Notes

The Partnership had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at September 30, 2018.   Please read Note 6 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on these senior notes.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million and $2.4 million was recorded for the three months ended September 30, 2018 and 2017, respectively, and $7.0 million and $7.2 million was recorded for the nine months ended September 30, 2018 and 2017, respectively, which is included in interest expense in the accompanying consolidated statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.4 million for each of the three months ended September 30, 2018 and 2017 and $7.2 million for each of the nine months ended September 30, 2018 and 2017.  The financing obligation balance outstanding at September 30, 2018 was $87.6 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated.  The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for each of the three months ended September 30, 2018 and 2017 and $3.3 million for each of the nine months ended September 30, 2018 and 2017.  The financing obligation balance outstanding at September 30, 2018 was $62.5 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership had unamortized deferred financing fees of $11.9 million and $15.9 million at September 30, 2018 and December 31, 2017, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $6.5 million and $9.6 million at September 30, 2018 and December 31, 2017, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $4.5 million and $5.4 million at September 30, 2018 and December 31, 2017, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

deduction from the carrying amount of the financing obligation and amounted to $0.9 million at both September 30, 2018 and December 31, 2017.

On April 25, 2017, the Partnership entered into the Credit Agreement, a new facility that extended the maturity date and reduced the total commitment of the prior credit agreement.  As a result, the Partnership incurred expenses of approximately $0.6 million associated with the write-off of a portion of the related deferred financing fees.  These expenses are included in interest expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2017.

Amortization expense of approximately $1.3 million for each of the three months ended September 30, 2018 and 2017 and $4.0 million and $4.3 million for the nine months ended September 30, 2018 and 2017, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at September 30, 2018:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	58,471	Thousands of barrels
Short	(63,076)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	8,879	Thousands of barrels
Short	(6,639)	Thousands of barrels

Interest Rate Swap	$100.0	Millions of U.S. dollars

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2018	2017	2018	2017
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(12,776)	$(3,930)	$(22,507)	$36,990

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$12,786	$4,370	$24,160	$(37,412)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

At September 30, 2018, the Partnership had in place one interest rate swap agreement which hedged $100.0 million of variable rate debt.  This interest rate swap expired on October 2, 2018.

The amount of gain (loss) recognized in other comprehensive income as effective for derivatives designated in cash flow hedging relationships was $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.  The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for each of the three and nine months ended September 30, 2018 and 2017.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives not designated as	Recognized in	September 30,		September 30,
hedging instruments	Income on Derivatives	2018	2017	2018	2017
Commodity contracts	Cost of sales	$(1,162)	$6,470	$2,411	$9,212

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at September 30, 2018 and December 31, 2017 (in thousands):

		September 30, 2018
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$41,477	$41,477
Interest rate swaps	Prepaid expenses and other current assets	—	22	22
Forward derivative contracts (1)	Derivative assets	—	7,281	7,281
Total asset derivatives		$—	$48,780	$48,780

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(6,792)	$(50,993)	$(57,785)
Forward derivative contracts (1)	Derivative liabilities	—	(13,944)	(13,944)
Total liability derivatives		$(6,792)	$(64,937)	$(71,729)

		December 31, 2017
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$32,483	$32,483
Forward derivative contracts (1)	Derivative assets	—	3,840	3,840
Total asset derivatives		$—	$36,323	$36,323

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(7,214)	$(63,869)	$(71,083)
Forward derivative contracts (1)	Derivative liabilities	—	(13,708)	(13,708)
Interest rate swap contracts	Other long-term liabilities	—	(134)	(134)
Total liability derivatives		$(7,214)	$(77,711)	$(84,925)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Note 10.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value at September 30, 2018
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$5,426	$1,855	$—	$7,281
Interest rate swaps	—	22	—	—	22
Exchange-traded/cleared derivative instruments (2)	(16,308)	—	—	31,534	15,226
Pension plans	18,065	—	—	—	18,065
Total assets	$1,757	$5,448	$1,855	$31,534	$40,594

Liabilities:
Forward derivative contracts (1)	$—	$(12,109)	$(1,835)	$—	$(13,944)

	Fair Value at December 31, 2017
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$3,207	$633	$—	$3,840
Exchange-traded/cleared derivative instruments (2)	(38,600)	—	—	48,281	9,681
Pension plans	17,580	—	—	—	17,580
Total assets	$(21,020)	$3,207	$633	$48,281	$31,101

Liabilities:
Forward derivative contracts (1)	$—	$(12,671)	$(1,037)	$—	$(13,708)
Interest rate swaps	—	(134)	—	—	(134)
Total liabilities	$—	$(12,805)	$(1,037)	$—	$(13,842)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	September 30, 2018		December 31, 2017
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% senior notes	$375,000	$372,187	$375,000	$383,906
7.00% senior notes	$300,000	$305,250	$300,000	$308,250

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs for crude oil were ($32.00) to $6.00 per barrel and ($8.50) to ($1.00) per barrel as of September 30, 2018 and December 31, 2017, respectively.  The estimates for these inputs for propane were ($5.456) to $6.72 per barrel and ($3.36) to $8.40 per barrel as of September 30, 2018 and December 31, 2017, respectively.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 9.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at September 30, 2018 (in thousands):

Fair value at December 31, 2017	$(404)
Derivatives entered into during the period	1,043
Derivatives sold during the period	(1,032)
Realized gains (losses) recorded in cost of sales	(494)
Unrealized gains (losses) recorded in cost of sales	907
Fair value at September 30, 2018	$20

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

Note 11.    Environmental Liabilities and Renewable Identification Numbers

Environmental Liabilities

In connection with the July 2018 acquisitions of retail gasoline and convenience store assets from Cheshire and Champlain (see Note 17), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts.  As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $1.2 million and $10.7 million for Cheshire and Champlain, respectively, as of September 30, 2018.  Please read Note 12 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 for information on environmental liabilities recorded prior to 2018.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2018 (in thousands):

	Balance at				Other	Balance at
	December 31,	Additions	Payments	Dispositions	Adjustments	September 30,
Environmental Liability Related to:	2017	2018	2018	2018	2018	2018
Retail gasoline stations	$53,569	$11,931	$(1,833)	$(1,551)	$(1,101)	$61,015
Terminals	4,408	—	(102)	—	—	4,306
Total environmental liabilities	$57,977	$11,931	$(1,935)	$(1,551)	$(1,101)	$65,321
Current portion	$5,009					$5,001
Long-term portion	52,968					60,320
Total environmental liabilities	$57,977					$65,321

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was immaterial at September 30, 2018 and December 31, 2017.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments were $0.1 million at September 30, 2018.  Total losses from firm non-cancellable commitments were immaterial at December 31, 2017.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.    Related Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice.  As of September 30, 2018, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including bonus, payroll and payroll taxes, were $25.2 million and $26.6 million for the three months ended September 30, 2018 and 2017, respectively, and $77.1 million and $75.9 million for the nine months ended September 30, 2018 and 2017, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from GPC and the General Partner (in thousands):

	September 30,	December 31,
	2018	2017
Receivables from GPC	$248	$7
Receivables from the General Partner (1)	5,062	3,766
Total	$5,310	$3,773

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested phantom units at December 31, 2017	949,217	25.48
Vested	(99,076)	39.35
Forfeited	(26,964)	22.07
Outstanding non—vested phantom units at September 30, 2018	823,177	23.92

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $1.2 million for each of the three months ended September 30, 2018 and 2017, and $3.6 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  During 2017, the Partnership reversed compensation expenses related to forfeitures in the amount of $0.4 million and $1.8 million for the three and nine months ended September 30, 2017, respectively.

The total compensation cost related to the non-vested awards not yet recognized at September 30, 2018 was approximately $9.8 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were purchased during the three and nine months ended September 30, 2018.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement.  The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement.  In accordance with the Agreement, the Partnership paid members of the General Partner $0 for each of the three months ended September 30, 2018 and 2017 and approximately $0.4 million and $0.8 million in the aggregate for the nine months ended September 30, 2018 and 2017, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units

At September 30, 2018 there were 33,995,563 common units issued, including 7,347,370 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.  There have been no changes to common units during the three and nine months ended September 30, 2018 and 2017.

Series A Preferred Units

On August 7, 2018, the Partnership issued 2,760,000 Series A Preferred Units at a price of $25.00 per Series A Preferred Unit.  The Partnership used the proceeds, net of underwriting discount and expenses, of $66.4 million to reduce indebtedness under its Credit Agreement.

Cash Distributions

Common Units

The Partnership intends to make cash distributions to common unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, capital requirements, financial condition and other factors.  The Credit Agreement prohibits the Partnership from making cash distributions if any potential default or Event of Default, as defined in the Credit Agreement, occurs or would result from the cash distribution.  The indentures governing the Partnership’s outstanding senior notes also limit the Partnership’s ability to make distributions to its common unitholders in certain circumstances.

Within 45 days after the end of each quarter, the Partnership will distribute all of its Available Cash (as defined in its partnership agreement) to common unitholders of record on the applicable record date.  The amount of Available Cash is all cash on hand on the date of determination of Available Cash for the quarter; less the amount of cash reserves established by the General Partner to provide for the proper conduct of the Partnership’s business, to comply with applicable law, any of the Partnership’s debt instruments or other agreements or to provide funds for distributions to unitholders and the General Partner for any one or more of the next four quarters.

The Partnership will make distributions of Available Cash from distributable cash flow for any quarter in the following manner: 99.33% to the common unitholders, pro rata, and 0.67% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distribution is distributed to the common unitholders and the General Partner based on the percentages as provided below.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2018 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2018	12/31/17	$0.4625	$15,723	$106	$—	$15,829
5/15/2018	03/31/18	0.4625	15,723	106	—	15,829
8/14/2018	06/30/18	0.4750	16,149	109	67	16,325

In addition, on October 26, 2018, the board of directors of the General Partner declared a quarterly cash distribution of $0.4750 per unit ($1.90 per unit on an annualized basis) on all of its outstanding common units for the period from July 1, 2018 through September 30, 2018.  On November 14, 2018, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 9, 2018.  This distribution will result in the Partnership reaching its second target level distribution for the quarter ended September 30, 2018.

Series A Preferred Units

The Series A Preferred Units are a new class of equity security that ranks senior to all classes or series of the Partnership’s equity securities with respect to distribution rights and rights upon liquidation established after August 7, 2018, the original issue date of the Series A Preferred Units (the “Original Issue Date”).

Distributions on the Series A Preferred Units are cumulative from the Original Issue Date and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2018 (each, a “Distribution Payment Date”), to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose.

On October 23, 2018, the board of directors of the General Partner declared the initial quarterly cash distribution of $0.6635 per unit on the Series A Preferred Units, covering the period from August 7, 2018 (the issuance date of the Series A Preferred Units) through November 14, 2018.  This distribution will be payable on November 15, 2018 to holders of record as of the opening of business on November 1, 2018.

The initial distribution rate for the Series A Preferred Units from and including the Original Issue Date, but excluding, August 15, 2023 is 9.75% per annum of the $25.00 liquidation preference per Series A Preferred Unit (equal to $2.4375 per Series A Preferred Unit per annum).  On and after August 15, 2023, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.774% per annum.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At any time on or after August 15, 2023, the Partnership may redeem, in whole or in part, the Series A Preferred Units at a redemption price in cash of $25.00 per Series A Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption, whether or not declared.  The Partnership must provide not less than 30 days’ and not more than 60 days’ advance written notice of any such redemption.

Upon the occurrence of a Series A Change of Control (as defined in the partnership agreement), the Partnership may, at its option, redeem the Series A Preferred Units, in whole or in part, within 120 days after the first date on which such Series A Change of Control occurred, by paying $25.00 per Series A Preferred Unit, plus all accumulated and unpaid distributions to, but excluding, the date of redemption, whether or not declared.  If, prior to the Series A Change of Control Conversion Date (as defined in the partnership agreement), the Partnership exercises its redemption rights relating to Series A Preferred Units, holders of the Series A Preferred Units that the Partnership has elected to redeem will not have the conversion right discussed below related to a Series A Change of Control.

Upon the occurrence of a Series A Change of Control, each holder of Series A Preferred Units will have the right (unless, prior to the Series A Change of Control Conversion Date, the Partnership provides notice of its election to redeem the Series A Preferred Units) to convert some or all of the Series A Preferred Units held by such holder on the Series A Change of Control Conversion Date into a number of common units per Series A Preferred Unit to be converted equal to the lesser of (a) the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accumulated and unpaid distributions to, but excluding, the Series A Change of Control Conversion Date (unless the Series A Change of Control Conversion Date is after a record date for a Series A Preferred Unit distribution payment and prior to the corresponding Distribution Payment Date, in which case no additional amount for such accumulated and unpaid distribution will be included in this sum) by (ii) the Common Unit Price (as defined in the partnership agreement) and (b) 2.7100, subject, in each case, to certain exceptions and adjustments.

Any such redemptions would be effected only out of funds legally available for such purposes and would be subject to compliance with the provisions of the Partnership’s outstanding indebtedness.

Holders of Series A Preferred Units generally have no voting rights, except for limited voting rights with respect to (i) potential amendments to the partnership agreement  that would have a material adverse effect on the terms of the Series A Preferred Units, (ii) the creation or issuance of any Parity Securities (as defined in the partnership agreement) (including any additional Series A Preferred Units) if the cumulative distributions payable on then outstanding Series A Preferred Units (or Parity Securities, if applicable) are in arrears, (iii) the creation or issuance of any Senior Securities (as defined in the partnership agreement) and (iv) the declaration or payment of any distribution to the holders of common units out of capital surplus.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,594,543	$559,685	$3,615,862	$1,526,452
Crude oil (1)	15,643	109,923	74,047	356,594
Other oils and related products (2)	279,467	292,427	1,372,042	1,249,457
Total	$1,889,653	$962,035	$5,061,951	$3,132,503
Product margin
Gasoline and gasoline blendstocks	$5,586	$30,422	$54,423	$64,415
Crude oil (1)	(7,606)	(8,405)	2,885	3,248
Other oils and related products (2)	5,175	14,589	31,477	52,290
Total	$3,155	$36,606	$88,785	$119,953
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,110,529	$897,440	$3,088,906	$2,524,823
Station operations (3)	124,481	94,856	312,455	258,309
Total	$1,235,010	$992,296	$3,401,361	$2,783,132
Product margin
Gasoline	$91,335	$84,170	$238,434	$230,608
Station operations (3)	57,265	46,492	149,479	128,629
Total	$148,600	$130,662	$387,913	$359,237
Commercial Segment:
Sales	$344,172	$205,415	$934,989	$604,425
Product margin	$5,478	$5,022	$16,524	$13,335
Combined sales and Product margin:
Sales	$3,468,835	$2,159,746	$9,398,301	$6,520,060
Product margin (4)	$157,233	$172,290	$493,222	$492,525
Depreciation allocated to cost of sales	(22,259)	(22,196)	(64,657)	(67,042)
Combined gross profit	$134,974	$150,094	$428,565	$425,483

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 144 million gallons and 123 million gallons of the GDSO segment’s sales for the three months ended September 30, 2018 and 2017, respectively, and 388 million gallons and 361 million gallons of the GDSO segment’s sales for the nine months ended September 30, 2018 and 2017, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment.  Predominantly all of the Commercial segment’s sales were sourced by the Wholesale segment.  These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Combined gross profit	$134,974	$150,094	$428,565	$425,483
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	42,127	40,134	121,447	111,600
Operating expenses	83,776	70,338	234,043	208,720
Gain on trustee taxes	—	—	(52,627)	—
Lease exit and termination gain	(3,506)	—	(3,506)	—
Amortization expense	3,079	2,260	7,984	6,781
Net loss (gain) on sale and disposition of assets	940	2,190	5,840	(7,291)
Goodwill and long-lived asset impairment	414	809	414	809
Total operating costs and expenses	126,830	115,731	313,595	320,619
Operating income	8,144	34,363	114,970	104,864
Interest expense	(22,579)	(20,626)	(65,637)	(65,836)
Income tax (expense) benefit	(29)	723	900	(72)
Net (loss) income	(14,464)	14,460	50,233	38,956
Net loss attributable to noncontrolling interest	384	418	1,142	1,242
Net (loss) income attributable to Global Partners LP	$(14,080)	$14,878	$51,375	$40,198

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and nine months ended September 30, 2018 and 2017.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at September 30, 2018 and December 31, 2017 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
September 30, 2018	$723,006	$—	$1,447,625	$404,699	$2,575,330
December 31, 2017	$613,764	$100	$1,281,370	$424,935	$2,320,169

Note 17.    Business Combinations

2018 Acquisitions

Acquisition from Cheshire Oil Company, LLC—On July 24, 2018, the Partnership acquired the assets of ten company-operated gasoline stations and convenience stores from Cheshire in a cash transaction.  The portfolio consists of nine stores in New Hampshire and one in Brattleboro, Vermont.  All of the locations are branded T-Bird Mini Marts and market Citgo fuel.  The purchase price was approximately $33.4 million, including inventory.  The acquisition was financed with borrowings under the Partnership’s revolving credit facility.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The acquisition was accounted for using the purchase method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance regarding business combinations.  The Partnership’s financial statements include the results of operations of Cheshire subsequent to the acquisition date.

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

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$1,591
Property and equipment	26,943
Intangibles	337
Total identifiable assets purchased	28,871
Liabilities assumed:
Environmental liabilities	(1,174)
Other non-current liabilities	(109)
Total liabilities assumed	(1,283)
Net identifiable assets acquired	27,588
Goodwill	5,853
Net assets acquired	$33,441

Management is in the process of evaluating the purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of Cheshire’s property and equipment and intangible assets consisting of in-place leases.  This valuation continues to be in process and, during the three months ended September 30, 2018, the Partnership received preliminary fair values of these assets.  The estimated fair values of property and equipment of $26.9 million and intangibles assets of $0.3 million were developed by management based on their estimates, assumptions and acquisition history including preliminary reports from the third-party valuation firm.  The estimated fair values of the property and equipment and intangible assets will be supported by the valuations performed by the third-party valuation firm.  It is possible that once the Partnership receives the completed valuations on the property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

The fair value of $1.2 million assigned to the assumption of environmental liabilities was developed by management based on their estimates, assumptions and acquisition history (see Note 12).

The fair values of the remaining Cheshire assets and liabilities noted above approximate their carrying values at July 24, 2018.

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon their estimates and assumptions.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill and assigned to the GDSO reporting unit.  The $5.9 million of goodwill was recognized as the transaction expanded the Partnership’s retail presence in New Hampshire and enables the Partnership to benefit from economies of scale in the purchase of gasoline and convenience store merchandise.  The goodwill is expected to be tax deductible.  The operations of Cheshire have been integrated into the GDSO reporting segment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As part of the purchase price allocation, identifiable intangible assets include in-place leases that are being amortized over one year.  Amortization expense related to the intangible assets was immaterial for each of the three and nine months ended September 30, 2018.

In connection with the acquisition of Cheshire, the Partnership incurred acquisition costs of approximately $0.4 million for each of the three and nine months ended September 30, 2018, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the respective periods.

Cheshire’s revenues and net income included in the Partnership’s consolidated operating results from July 24, 2018, the acquisition date, through September 30, 2018 were immaterial.

Acquisition from Champlain Oil Company, Inc.—On July 17, 2018, the Partnership acquired retail fuel and convenience store assets from Champlain in a cash transaction.  The acquisition included 37 company-operated gasoline stations with Jiffy Mart-branded convenience stores in Vermont and New Hampshire and approximately 24 fuel sites that are either owned or leased, including lessee dealer and commission agent locations.  The transaction also included fuel supply agreements for approximately 65 gasoline stations, primarily in Vermont and New Hampshire.  The stations primarily market major fuel brands such as Mobil, Shell, Citgo, Sunoco and Irving.  The purchase price was approximately $138.4 million, including inventory.  The acquisition was financed with borrowings under the Partnership’s revolving credit facility.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations.  The Partnership’s financial statements include the results of operations of Champlain subsequent to the acquisition date.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$5,653
Prepaid expenses and other current assets	270
Property and equipment	93,175
Intangibles	13,576
Total identifiable assets purchased	112,674
Liabilities assumed:
Accrued expenses and other current liabilities	(176)
Environmental liabilities	(10,757)
Other non-current liabilities	(938)
Total liabilities assumed	(11,871)
Net identifiable assets acquired	100,803
Goodwill	37,580
Net assets acquired	$138,383

Management is in the process of evaluating the purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of Champlain’s property and equipment and intangible assets consisting of dealer supply contracts, in-place leases and franchise rights.  This valuation continues to be in process and, during the three months ended September 30, 2018, the Partnership received preliminary fair values of these assets.  The estimated fair values of property and equipment of $93.2 million and intangibles assets of $13.6 million were developed by management based on their estimates, assumptions and acquisition history, including preliminary reports from the third-party valuation firm.  The estimated fair values of the property and equipment and intangible assets will be supported by the valuations performed by the third-party valuation firm.  It is possible that once the Partnership receives the completed valuations on the property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

The fair value of $10.7 million assigned to the assumption of environmental liabilities was developed by management based on their estimates, assumptions and acquisition history (see Note 12).

The fair values of the remaining Champlain assets and liabilities noted above approximate their carrying values at July 17, 2018.

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon their estimates and assumptions.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill and assigned to the GDSO reporting unit.  The $37.6 million of goodwill was recognized as the transaction expanded the Partnership’s retail portfolio and geographic footprint in New England and provides additional volume to the Partnership’s terminals in New York and Vermont.  The goodwill is expected to be tax deductible.  The operations of Champlain have been integrated into the GDSO reporting segment.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts, in-place leases and franchise rights that are being amortized between one and ten years.  Amortization expense related to the intangible assets was $0.6 million for each of the three and nine months ended September 30, 2018.

In connection with the acquisition of Champlain, the Partnership incurred acquisition costs of approximately $3.3 million and $3.5 million for the three and nine months ended September 30, 2018, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the respective periods

Champlain’s revenues and net income included in the Partnership’s consolidated operating results from July 17, 2018, the acquisition date, through September 30, 2018 were immaterial.

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

During the nine months ended September 30, 2018, the Partnership recorded a change to the preliminary purchase accounting, specifically related to the value assigned to the environmental liabilities.  The impact of this change

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

decreased goodwill to $21.5 million at September 30, 2018 from $21.6 million at December 31, 2017 as follows (in thousands):

Goodwill – December 31, 2017	$21,630
Decrease in environmental liabilities	(139)
Goodwill – September 30, 2018	$21,491

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

As part of the purchase price allocation, identifiable intangible assets include in-place leases, favorable leasehold interests and franchise rights that are being amortized over one, three and three years, respectively.  Amortization expense related to the intangible assets was $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively.  The in-place leases, favorable leasehold interests and franchise rights have a weighted average term of approximately three, two and four years, respectively, prior to their next renewal.

Supplemental Pro Forma Information—Revenues and net income not included in the Partnership’s consolidated operating results for Cheshire, Champlain and Honey Farms from January 1, 2017 through the respective acquisition date, were immaterial.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s accounting guidance regarding income taxes.  The Partnership concluded, based upon an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period.  The valuation allowance increased by $0.3 million for the nine months ended September 30, 2018.

The Partnership computed its tax provision for the three and nine months ended September 30, 2018 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate.  Given a reliable estimate of the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

annual effective tax rate cannot be made, the Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three and nine months ended September 30, 2018.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established.  The Partnership had gross-tax effected unrecognized tax benefits of $1.0 million at both September 30, 2018 and December 31, 2017, of which all would favorably impact the effective tax rate if recognized.

GMG files income tax returns in the United States and various state jurisdictions.  With few exceptions, the Partnership is subject to income tax examination by tax authorities for all years dated back to 2015.

Tax Cuts and Jobs Act

As disclosed in Note 11, “Income Taxes,” of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, the Partnership recorded provisional amounts in its 2017 consolidated financial statements to reflect the federal, state and foreign impacts of the Tax Cuts and Jobs Act (the “Act”), as well as to the balance of the Partnership’s deferred tax assets and liabilities.  These amounts remain provisional and subject to Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” (“SAB 118”) as of September 30, 2018.  There have been no changes to the provisional amounts recorded in the 2017 financial statements during the three and nine months ended September 30, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Pension
Three Months Ended September 30, 2018	Plan	Derivatives	Total
Balance at June 30, 2018	$(5,351)	$88	$(5,263)
Other comprehensive income before reclassifications of gain (loss)	584	(67)	517
Amount of (loss) gain reclassified from accumulated other comprehensive income	(16)	—	(16)
Total comprehensive (loss) income	568	(67)	501
Balance at September 30, 2018	$(4,783)	$21	$(4,762)

	Pension
Nine Months Ended September 30, 2018	Plan	Derivatives	Total
Balance at December 31, 2017	$(5,333)	$(135)	$(5,468)
Other comprehensive income before reclassifications of gain (loss)	598	156	754
Amount of (loss) gain reclassified from accumulated other comprehensive income	(48)	—	(48)
Total comprehensive income	550	156	706
Balance at September 30, 2018	$(4,783)	$21	$(4,762)

Amounts are presented prior to the income tax effect on other comprehensive income.  Given the Partnership’s partnership status for federal income tax purposes, the effective tax rate is immaterial.

Note 20.    Supplemental Cash Flow Information

The following table presents supplemental cash flow information for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Borrowings from working capital revolving credit facility	$1,595,000	$946,200
Payments on working capital revolving credit facility	(1,414,000)	(1,231,600)
Net borrowings from (payments on) working capital revolving credit facility	$181,000	$(285,400)
Borrowings from revolving credit facility	$166,000	$—
Payments on revolving credit facility	(117,800)	(26,700)
Net borrowings from (payments on) revolving credit facility	$48,200	$(26,700)

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

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorize the Partnership to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program and the NYSDEC never issued an NOV in the matter.  The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties.  The Partnership believes that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law has occurred.  The Partnership disputes the claims alleged in the NOV and responded to the EPA in September 2016.  The Partnership met with the EPA and provided additional information at the agency’s request.  On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV.  On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying.  The EPA did not respond with such evidence, but instead has requested that the Partnership enter into a series of tolling agreements.  The Partnership has signed a number of tolling agreements with respect to this matter, as requested by the EPA, and such agreements currently extend through December 31, 2018.  To date, the EPA has not taken any further formal action with respect to the NOV.

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

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  The Partnership met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  The Partnership has responded to the Supplemental NOV and is engaged in further negotiations with the EPA.  A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through December 31, 2018.  While the Partnership does not believe that a material violation has occurred, and it contests the allegations presented in the NOV and Supplemental NOV, the Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” and has modified the standard thereafter, now codified as ASC 606.  ASC 606 supersedes previous revenue recognition requirements in ASC 605, includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which entities expect to be entitled in exchange for those goods or services and expands disclosure requirements.  ASC 606 became effective for annual reporting periods beginning January 1, 2018, at which point the Partnership adopted the standard.  The adoption of this standard did not have a material impact on the recognition of revenue on the Partnership’s consolidated financial statements as it did not materially impact the timing or measurement of the Partnership’s revenue recognition.  The Partnership adopted the standard using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historical accounting under ASC 605.  See Note 2 for additional information.

Accounting Standards or Updates Not Yet Effective

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement,” which amends existing guidance on disclosure requirements for fair value measurements.  This standard requires prospective application on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty.  The effects of other amendments must be applied retrospectively to all periods presented.  This standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted.  The Partnership is assessing the impact this standard will have on its consolidated financial statements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, “Leases,” and has modified the standard thereafter through a series of amendments.  This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.  This standard is effective beginning in the first quarter of 2019.  Early adoption of this standard is permitted.  The standard allows for two adoption methods, a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief, and an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the financial statements.  The Partnership continues to evaluate the impact of this standard on its financial statements and disclosures, internal controls and accounting policies.  The Partnership believes that the new standard will have a material impact on its consolidated balance sheet.  The evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls.

Note 23.    Subsequent Events

Distribution to Common Unitholders—On October 26, 2018, the board of directors of the General Partner declared a quarterly cash distribution of $0.4750 per unit ($1.90 per unit on an annualized basis) for the period from July 1, 2018 through September 30, 2018.  On November 14, 2018, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 9, 2018.

Distribution to Preferred Unitholders—On October 23, 2018, the board of directors of the General Partner declared the initial quarterly cash distribution of $0.6635 per unit on the Series A Preferred Units, covering the period from August 7, 2018 (the issuance date of the Series A Preferred Units) through November 14, 2018.  This distribution will be payable on November 15, 2018 to holders of record as of the opening of business on November 1, 2018.

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2018 and December 31, 2017, the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2018 and 2017 and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,281	$1,170	$—	$12,451
Accounts receivable, net	407,467	7	63	407,537
Accounts receivable - affiliates	5,310	63	(63)	5,310
Inventories	481,457	—	—	481,457
Brokerage margin deposits	15,226	—	—	15,226
Derivative assets	7,281	—	—	7,281
Prepaid expenses and other current assets	89,435	164	—	89,599
Total current assets	1,017,457	1,404	—	1,018,861
Property and equipment, net	1,105,406	4,486	—	1,109,892
Intangible assets, net	62,221	—	—	62,221
Goodwill	352,550	—	—	352,550
Other assets	31,806	—	—	31,806
Total assets	$2,569,440	$5,890	$—	$2,575,330

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$336,477	$53	$—	$336,530
Accounts payable - affiliates	(34)	34	—	—
Working capital revolving credit facility - current portion	307,700	—	—	307,700
Environmental liabilities - current portion	5,001	—	—	5,001
Trustee taxes payable	37,734	—	—	37,734
Accrued expenses and other current liabilities	97,209	168	—	97,377
Derivative liabilities	13,944	—	—	13,944
Total current liabilities	798,031	255	—	798,286
Working capital revolving credit facility - less current portion	100,000	—	—	100,000
Revolving credit facility	244,200	—	—	244,200
Senior notes	663,775	—	—	663,775
Environmental liabilities - less current portion	60,320	—	—	60,320
Financing obligations	150,132	—	—	150,132
Deferred tax liabilities	38,563	—	—	38,563
Other long-term liabilities	53,572	—	—	53,572
Total liabilities	2,108,593	255	—	2,108,848

Partners' equity
Global Partners LP equity	460,847	3,412	—	464,259
Noncontrolling interest	—	2,223	—	2,223
Total partners' equity	460,847	5,635	—	466,482
Total liabilities and partners' equity	$2,569,440	$5,890	$—	$2,575,330

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$3,468,748	$230	$(143)	$3,468,835
Cost of sales	3,333,316	688	(143)	3,333,861
Gross profit (loss)	135,432	(458)	—	134,974
Costs and operating expenses:
Selling, general and administrative expenses	42,026	101	—	42,127
Operating expenses	83,376	400	—	83,776
Lease exit and termination gain	(3,506)	—	—	(3,506)
Amortization expense	3,079	—	—	3,079
Net loss on sale and disposition of assets	940	—	—	940
Goodwill and long-lived asset impairment	414	—	—	414
Total costs and operating expenses	126,329	501	—	126,830
Operating income (loss)	9,103	(959)	—	8,144
Interest expense	(22,579)	—	—	(22,579)
Loss before income tax expense	(13,476)	(959)	—	(14,435)
Income tax expense	(29)	—	—	(29)
Net loss	(13,505)	(959)	—	(14,464)
Net loss attributable to noncontrolling interest	—	384	—	384
Net loss attributable to Global Partners LP	(13,505)	(575)	—	(14,080)
Less: General partners' interest in net loss, including incentive distribution rights	(27)	—	—	(27)
Less: Series A preferred limited partner interest in net income	1,009	—	—	1,009
Net loss attributable to common limited partners	$(14,487)	$(575)	$—	$(15,062)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$2,159,174	$645	$(73)	$2,159,746
Cost of sales	2,008,467	1,258	(73)	2,009,652
Gross profit (loss)	150,707	(613)	—	150,094
Costs and operating expenses:
Selling, general and administrative expenses	40,049	85	—	40,134
Operating expenses	69,991	347	—	70,338
Amortization expense	2,260	—	—	2,260
Net loss on sale and disposition of assets	2,190	—	—	2,190
Goodwill and long-lived asset impairment	809	—	—	809
Total costs and operating expenses	115,299	432	—	115,731
Operating income (loss)	35,408	(1,045)	—	34,363
Interest expense	(20,626)	—	—	(20,626)
Income (loss) before income tax benefit	14,782	(1,045)	—	13,737
Income tax benefit	723	—	—	723
Net income (loss)	15,505	(1,045)	—	14,460
Net loss attributable to noncontrolling interest	—	418	—	418
Net income (loss) attributable to Global Partners LP	15,505	(627)	—	14,878
Less: General partners' interest in net income, including incentive distribution rights	100	—	—	100
Less: Series A preferred limited partner interest in net income	—	—	—	—
Net income (loss) attributable to common limited partners	$15,405	$(627)	$—	$14,778

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$9,397,696	$923	$(318)	$9,398,301
Cost of sales	8,967,733	2,321	(318)	8,969,736
Gross profit	429,963	(1,398)	—	428,565
Costs and operating expenses:
Selling, general and administrative expenses	121,154	293	—	121,447
Operating expenses	232,880	1,163	—	234,043
Gain on trustee taxes	(52,627)	—	—	(52,627)
Lease exit and termination gain	(3,506)	—	—	(3,506)
Amortization expense	7,984	—	—	7,984
Net gain on sale and disposition of assets	5,840	—	—	5,840
Goodwill and long-lived asset impairment	414	—	—	414
Total costs and operating expenses	312,139	1,456	—	313,595
Operating income (loss)	117,824	(2,854)	—	114,970
Interest expense	(65,637)	—	—	(65,637)
Income (loss) before income tax benefit	52,187	(2,854)	—	49,333
Income tax benefit	900	—	—	900
Net income (loss)	53,087	(2,854)	—	50,233
Net loss attributable to noncontrolling interest	—	1,142	—	1,142
Net income (loss) attributable to Global Partners LP	53,087	(1,712)	—	51,375
Less: General partners' interest in net income, including incentive distribution rights	479	—	—	479
Less: Series A preferred limited partner interest in net income	1,009	—	—	1,009
Net income (loss) attributable to common limited partners	$51,599	$(1,712)	$—	$49,887

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$6,518,172	$2,248	$(360)	$6,520,060
Cost of sales	6,091,125	3,812	(360)	6,094,577
Gross profit (loss)	427,047	(1,564)	—	425,483
Costs and operating expenses:
Selling, general and administrative expenses	111,280	320	—	111,600
Operating expenses	207,483	1,237	—	208,720
Amortization expense	6,781	—	—	6,781
Net gain on sale and disposition of assets	(7,274)	(17)	—	(7,291)
Goodwill and long-lived asset impairment	809	—	—	809
Total costs and operating expenses	319,079	1,540	—	320,619
Operating income (loss)	107,968	(3,104)	—	104,864
Interest expense	(65,836)	—	—	(65,836)
Income (loss) before income tax expense	42,132	(3,104)	—	39,028
Income tax expense	(72)	—	—	(72)
Net income (loss)	42,060	(3,104)	—	38,956
Net loss attributable to noncontrolling interest	—	1,242	—	1,242
Net income (loss) attributable to Global Partners LP	42,060	(1,862)	—	40,198
Less: General partners' interest in net income, including incentive distribution rights	270	—	—	270
Less: Series A preferred limited partner interest in net income	—	—	—	—
Net income (loss) attributable to common limited partners	$41,790	$(1,862)	$—	$39,928

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Nine Months Ended September 30, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(45,249)	$(653)	$(45,902)

Cash flows from investing activities
Acquisitions	(171,824)	—	(171,824)
Capital expenditures	(43,461)	—	(43,461)
Seller note issuances	(3,062)	—	(3,062)
Proceeds from sale of property and equipment	14,930	—	14,930
Net cash used in investing activities	(203,417)	—	(203,417)

Cash flows from financing activities
Net proceeds from issuance of Series A preferred units	66,366	—	66,366
Net borrowings from working capital revolving credit facility	181,000	—	181,000
Net borrowings from on revolving credit facility	48,200	—	48,200
LTIP units withheld for tax obligations	(806)	—	(806)
Distributions to partners	(47,848)	—	(47,848)
Net cash provided by financing activities	246,912	—	246,912

Cash and cash equivalents
Decrease in cash and cash equivalents	(1,754)	(653)	(2,407)
Cash and cash equivalents at beginning of period	13,035	1,823	14,858
Cash and cash equivalents at end of period	$11,281	$1,170	$12,451

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Nine Months Ended September 30, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$361,387	$1,054	$362,441

Cash flows from investing activities
Capital expenditures	(31,646)	—	(31,646)
Proceeds from sale of property and equipment	29,784	20	29,804
Net cash (used in) provided by investing activities	(1,862)	20	(1,842)

Cash flows from financing activities
Net payments on working capital revolving credit facility	(285,400)	—	(285,400)
Net payments on revolving credit facility	(26,700)	—	(26,700)
LTIP units withheld for tax obligations	(516)	—	(516)
Noncontrolling interest capital contribution	279	—	279
Distribution to noncontrolling interest	—	(465)	(465)
Distributions to partners	(46,970)	—	(46,970)
Net cash used in financing activities	(359,307)	(465)	(359,772)

Cash and cash equivalents
Increase in cash and cash equivalents	218	609	827
Cash and cash equivalents at beginning of period	9,373	655	10,028
Cash and cash equivalents at end of period	$9,591	$1,264	$10,855

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

•

Our petroleum and related products sales, logistics activities and results of operations have been and could continue to be adversely affected by, among other things, changes in the petroleum products market structure, product differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for transporting petroleum and related products by rail and other modes of transportation, severe weather conditions, significant changes in prices and interruptions in transportation services and other necessary services and equipment, such as railcars, barges, trucks, loading equipment and qualified drivers.

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

•

Our business could be affected by a range of issues, such as changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, changes in health, safety and environmental regulations, including, without limitation, those related to climate change, failure to obtain renewal permits on terms favorable to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of refined products, gasoline blendstocks, renewable fuels and crude oil.

•

Increases and/or decreases in the prices of the products we sell could adversely impact the amount of availability for borrowing working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.

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

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We are also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores in these areas.  As of September 30, 2018, we had a portfolio of 1,589 owned, leased and/or supplied gasoline stations, including 301 directly operated convenience stores, primarily in the Northeast, Maryland and Virginia.  We also receive revenue from convenience store sales, rental income and sundries.  In addition, we own transload and storage terminals in North Dakota and Oregon that extend our origin‑to‑destination capabilities from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $3.4 billion and $9.1 billion of refined petroleum products, renewable fuels, crude oil and propane for the three and nine months ended September 30, 2018, respectively.  In addition, we had other revenues of approximately $0.1 billion and $0.3 billion for the three and nine months ended September 30, 2018, respectively, from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2018 Transactions

Series A Preferred Unit Offering—On August 7, 2018, we issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in us (the “Series A Preferred Units”) at a price of $25.00 per Series A Preferred Unit.  Distributions on the Series A Preferred Units are payable quarterly and are cumulative from and including the date of original issue to, but excluding, August 15, 2023 at a fixed rate of 9.75% per annum of the stated liquidation preference of $25.00.  On and after August 15, 2023, distributions on the Series A Preferred Units will accumulate for each distribution period at an annual floating rate equal to the three-month LIBOR plus a spread of 6.774%.  We used the proceeds, net of underwriting discount and expenses, of $66.4 million to reduce indebtedness under our credit agreement.  On October 23, 2018, the board of directors of our general partner declared the initial quarterly cash distribution of $0.6635 per unit on the Series A Preferred Units, covering the period from August 7, 2018 (the issuance date of the Series A Preferred Units) through November 14, 2018.    See Note 14 of Notes to Consolidated Financial Statements.

Acquisition from Cheshire Oil Company, LLC—On July 24, 2018, we acquired the assets of ten company-operated gasoline stations and convenience stores from New Hampshire-based Cheshire Oil Company, LLC (“Cheshire”) for approximately $33.4 million, including inventory, funded with borrowings under our revolving credit facility.  The portfolio consists of nine stores in New Hampshire and one in Brattleboro, Vermont.  All of the locations are branded T-Bird Mini Marts and market Citgo fuel.  See Note 17 of Notes to Consolidated Financial Statements.

Acquisition from Champlain Oil Company, Inc.—On July 17, 2018, we acquired the retail fuel and convenience store assets of Vermont-based Champlain Oil Company, Inc. (“Champlain”) for approximately $138.4 million, including inventory, funded with borrowings under our revolving credit facility.  The acquisition includes 37 company-operated gasoline stations with Jiffy Mart-branded convenience stores in Vermont and New Hampshire, and approximately 24 fuel sites that are either owned or leased, including lessee dealer and commission agent locations.  The transaction also includes fuel supply agreements for approximately 65 gasoline stations, primarily in Vermont and New Hampshire.  The stations primarily market major fuel brands such as Mobil, Shell, Citgo, Sunoco and Irving.  Note 17 of Notes to Consolidated Financial Statements.

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, we recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required.  The recognition of this one-time income item, which is included in gain on trustee taxes in the accompanying consolidated statements of operations for the nine months ended September 30, 2018, did not impact cash flows from operations for the nine months ended September 30, 2018 and will not impact cash flows from operations for the year ending December 31, 2018.

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

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, blending, storing and transportation of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane.  We transport these products by railcars, barges and/or pipelines pursuant to spot or long-term contracts.  From time to time, we aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by rail and ship it by barge to refiners.  We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements.  Ethanol is shipped primarily by rail and by barge.

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

Gasoline Distribution and Station Operations

In our GDSO segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub-jobbers.  Station operations include (i) convenience stores, (ii) rental income from gasoline stations leased to dealers, from commissioned agents and from cobranding arrangements and (iii) sundries (such as car wash sales and lottery and ATM commissions).

As of September 30, 2018, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	301
Commissioned agents	259
Lessee dealers	239
Contract dealers	790
Total	1,589

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our results of operations and financial condition depend, in part, upon the following:

•

Our business is influenced by the overall markets for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement. Results from our purchasing, storing, terminalling, transporting, selling and blending operations are influenced by prices for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, price volatility and the market for such products.  Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders.  Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market.  We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps.  In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive.  For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects.  When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations.  Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.  When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor.  A significant decrease in the price for crude oil could adversely affect the economics of domestic crude oil production which, in turn, could have an adverse effect on our crude oil logistics activities and sales. A significant decrease in crude oil differentials could also have an adverse effect on our crude oil logistics activities and sales.

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

•

our operating performance and return on invested capital as compared to those of other companies in the wholesale, marketing, storing and distribution of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, and in the gasoline stations and convenience stores business, without regard to financing methods and capital structure; and

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income attributable to Global Partners LP	$(14,080)	$14,878	$51,375	$40,198
EBITDA (1)	$35,838	$60,779	$194,595	$183,991
Adjusted EBITDA (1)(2)	$37,192	$63,778	$200,849	$177,509
Distributable cash flow (3)(4)	$5,312	$32,302	$106,082	$98,265
Wholesale Segment:
Volume (gallons)	924,609	580,821	2,555,462	1,997,731
Sales
Gasoline and gasoline blendstocks	$1,594,543	$559,685	$3,615,862	$1,526,452
Crude oil (5)	15,643	109,923	74,047	356,594
Other oils and related products (6)	279,467	292,427	1,372,042	1,249,457
Total	$1,889,653	$962,035	$5,061,951	$3,132,503
Product margin
Gasoline and gasoline blendstocks	$5,586	$30,422	$54,423	$64,415
Crude oil (5)	(7,606)	(8,405)	2,885	3,248
Other oils and related products (6)	5,175	14,589	31,477	52,290
Total	$3,155	$36,606	$88,785	$119,953
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	424,111	410,061	1,217,648	1,181,597
Sales
Gasoline	$1,110,529	$897,440	$3,088,906	$2,524,823
Station operations (7)	124,481	94,856	312,455	258,309
Total	$1,235,010	$992,296	$3,401,361	$2,783,132
Product margin
Gasoline	$91,335	$84,170	$238,434	$230,608
Station operations (7)	57,265	46,492	149,479	128,629
Total	$148,600	$130,662	$387,913	$359,237
Commercial Segment:
Volume (gallons)	166,482	128,478	466,158	390,943
Sales	$344,172	$205,415	$934,989	$604,425
Product margin	$5,478	$5,022	$16,524	$13,335
Combined sales and product margin:
Sales	$3,468,835	$2,159,746	$9,398,301	$6,520,060
Product margin (8)	$157,233	$172,290	$493,222	$492,525
Depreciation allocated to cost of sales	(22,259)	(22,196)	(64,657)	(67,042)
Combined gross profit	$134,974	$150,094	$428,565	$425,483

GDSO portfolio as of September 30, 2018 and 2017:	2018	2017
Company operated	301	234
Commissioned agents	259	269
Lessee dealers	239	234
Contract dealers	790	698
Total GDSO portfolio	1,589	1,435

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weather conditions:
Normal heating degree days	96	96	3,750	3,750
Actual heating degree days	29	49	3,542	3,475
Variance from normal heating degree days	(70)%	(49)%	(6)%	(7)%
Variance from prior period actual heating degree days	(41)%	(8)%	2%	2%

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

Adjusted EBITDA for the three and nine months ended September 30, 2018 includes a lease exit and termination gain of $3.5 million.  Adjusted EBITDA for the nine months ended September 30, 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 1 of Notes to Consolidated Financial Statements for additional information).

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

(4)

Distributable cash flow includes a net loss on sale and disposition of assets and a net goodwill and long-lived asset impairment of $1.3 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively, and $6.2 million and $7.7 million for the nine months ended September 30, 2018 and 2017, respectively.  Excluding these charges, distributable cash flow would have been $6.6 million and $35.3 million for the three months ended September 30, 2018 and 2017, respectively, and $112.3 million and $106.0 million for the nine months ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018, distributable cash flow includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit.  For the nine months ended September 30, 2017, distributable cash flow includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017.

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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Reconciliation of net (loss) income to EBITDA and Adjusted EBITDA:
Net (loss) income	$(14,464)	$14,460	$50,233	$38,956
Net loss attributable to noncontrolling interest	384	418	1,142	1,242
Net (loss) income attributable to Global Partners LP	(14,080)	14,878	51,375	40,198
Depreciation and amortization, excluding the impact of noncontrolling interest	27,310	25,998	78,483	77,885
Interest expense, excluding the impact of noncontrolling interest	22,579	20,626	65,637	65,836
Income tax expense (benefit)	29	(723)	(900)	72
EBITDA	35,838	60,779	194,595	183,991
Net loss (gain) on sale and disposition of assets	940	2,190	5,840	(7,291)
Goodwill and long-lived asset impairment	414	809	414	809
Adjusted EBITDA (1)	$37,192	$63,778	$200,849	$177,509

Reconciliation of net cash (used in) provided by operating activities to EBITDA and Adjusted EBITDA:
Net cash (used in) provided by operating activities	$(29,676)	$152,514	$(45,902)	$362,441
Net changes in operating assets and liabilities and certain non-cash items	42,798	(111,544)	175,545	(244,062)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	108	(94)	215	(296)
Interest expense, excluding the impact of noncontrolling interest	22,579	20,626	65,637	65,836
Income tax expense (benefit)	29	(723)	(900)	72
EBITDA	35,838	60,779	194,595	183,991
Net loss (gain) on sale and disposition of assets	940	2,190	5,840	(7,291)
Goodwill and long-lived asset impairment	414	809	414	809
Adjusted EBITDA (1)	$37,192	$63,778	$200,849	$177,509

(1)

Adjusted EBITDA for the three and nine months ended September 30, 2018 includes a lease exit and termination gain of $3.5 million.  Adjusted EBITDA for the nine months ended September 30, 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 1 of Notes to Consolidated Financial Statements for additional information).

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Reconciliation of net (loss) income to distributable cash flow:
Net (loss) income	$(14,464)	$14,460	$50,233	$38,956
Net loss attributable to noncontrolling interest	384	418	1,142	1,242
Net (loss) income attributable to Global Partners LP	(14,080)	14,878	51,375	40,198
Depreciation and amortization, excluding the impact of noncontrolling interest	27,310	25,998	78,483	77,885
Amortization of deferred financing fees and senior notes discount	1,720	1,703	5,150	5,374
Amortization of routine bank refinancing fees	(1,022)	(1,019)	(3,066)	(3,249)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(8,616)	(9,258)	(25,860)	(21,943)
Distributable cash flow (1)(2)	5,312	32,302	106,082	98,265
Distributions to Series A preferred unitholders (3)	(1,009)	—	(1,009)	—
Distributable cash flow after distributions to Series A preferred unitholders	$4,303	$32,302	$105,073	$98,265

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(29,676)	$152,514	$(45,902)	$362,441
Net changes in operating assets and liabilities and certain non-cash items	42,798	(111,544)	175,545	(244,062)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	108	(94)	215	(296)
Amortization of deferred financing fees and senior notes discount	1,720	1,703	5,150	5,374
Amortization of routine bank refinancing fees	(1,022)	(1,019)	(3,066)	(3,249)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(8,616)	(9,258)	(25,860)	(21,943)
Distributable cash flow (1)(2)	5,312	32,302	106,082	98,265
Distributions to Series A preferred unitholders (3)	(1,009)	—	(1,009)	—
Distributable cash flow after distributions to Series A preferred unitholders	$4,303	$32,302	$105,073	$98,265

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.

(2)

Distributable cash flow includes a net loss on sale and disposition of assets and a net goodwill and long-lived asset impairment of $1.3 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively, and $6.2 million and $7.7 million for the nine months ended September 30, 2018 and 2017, respectively.  Excluding these charges, distributable cash flow would have been $6.6 million and $35.3 million for the three months ended September 30, 2018 and 2017, respectively, and $112.3 million and $106.0 million for the nine months ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018, distributable cash flow includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit.  For the nine months ended September 30, 2017, distributable cash flow includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017.

(3)	Distributions on the Series A Preferred Units are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2018.

Consolidated Sales

Our total sales were $3.5 billion and $2.2 billion for the three months ended September 30, 2018 and 2017, respectively, an increase of $1.3 billion, or 60%, due to increases in prices and in volume sold.  Our aggregate volume of product sold was 1.5 billion gallons and 1.1 billion gallons for the three months ended September 30, 2018 and 2017, respectively, an increase of 0.4 billion gallons.  The increase in volume sold includes increases of 344 million gallons in our Wholesale segment, reflecting increases primarily in gasoline, offset by declines in volume sold of crude oil and distillates, and increases of 38 million gallons in our Commercial segment and 14 million gallons in our GDSO segment.

Our total sales were $9.4 billion and $6.5 billion for the nine months ended September 30, 2018 and 2017, respectively, an increase of $2.9 billion or 45%, due to increases in prices and in volume sold.  Our aggregate volume of product sold was 4.2 billion gallons and 3.6 billion gallons for the nine months ended September 30, 2018 and 2017, respectively, an increase of 0.6 billion gallons.  The increase in volume sold includes increases of 558 million gallons in our Wholesale segment, reflecting an increase in gasoline offset by declines in volume sold in crude oil and distillates, 75 million gallons in our Commercial segment and 36 million gallons in our GDSO segment.

Gross Profit

Our gross profit was $135.0 million and $150.1 million for three months ended September 30, 2018 and 2017, respectively, a decrease of $15.1 million, or 10%, due to less favorable market conditions in our Wholesale segment, primarily in gasoline and gasoline blendstocks, partly offset by improved margins in our GDSO segment, primarily due to the acquisitions of Champlain and Cheshire in July 2018 and Honey Farms in October 2017, (collectively our “Recent Acquisitions”).

Our gross profit was $428.6 million and $425.5 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $3.1 million, or 1%, primarily due to improved margins in our GDSO segment, largely due to our Recent Acquisitions, offset by less favorable market conditions in our Wholesale segment, primarily in distillates and gasoline.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $1.6 billion and $0.6 billion for the three months ended September 30, 2018 and 2017, respectively, an increase of $1.0 billion, or 185%, due to increases in prices and volume sold, primarily in gasoline.  Our gasoline and gasoline blendstocks product margin was $5.6 million and $30.4 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $24.8 million, or 82%, primarily due to less favorable market conditions in gasoline and gasoline blendstocks.  During the third quarter of 2017, our product margin benefited from weather-related supply disruptions that did not occur during the third quarter of 2018.

Sales from wholesale gasoline and gasoline blendstocks were $3.6 billion and $1.5 billion for the nine months ended September 30, 2018 and 2017, respectively, an increase of $2.1 billion, or 137%, due to increases in prices and volume sold, primarily in gasoline.  Our gasoline and gasoline blendstocks product margin was $54.4 million and $64.4 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $10.0 million, or 16%, primarily due to less favorable market conditions in gasoline blendstocks, primarily ethanol, during the second quarter of 2018 and in gasoline and gasoline blendstocks during the third quarter of 2018.  In addition, our product margin benefited from weather-related supply disruptions in the third quarter of 2017 that did not occur during the same period in 2018.

Crude Oil.  Crude oil sales and logistics revenues were $15.6 million and $109.9 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $94.3 million, or 86%, due to a decline in volume sold as crude by rail differentials continue to be challenged.  Our crude oil product margin was negative $7.6 million and negative $8.4 million for the three months ended September 30, 2018 and 2017, respectively, an improvement of $0.8 million, or 10%, due in part to lower railcar lease expense and lower terminal lease expense associated with the expiration of a terminal lease in the fourth quarter of 2017.  In addition, our product margin for the third quarter of 2017 was positively impacted by $10.8 million in revenue related to a take-or-pay contract with one particular customer that was not recognized in the third quarter of 2018, and negatively impacted by a $13.1 million expense associated with the acceleration and corresponding termination of a contractual obligation under a pipeline connection agreement with Tesoro related to the Beulah, North Dakota facility, also not recognized in the third quarter of 2018.

Crude oil sales and logistics revenues were $74.0 million and $356.6 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $282.6 million, or 79%, due to a decline in volume sold as crude by rail differentials continue to be challenged.  Our crude oil product margin was $2.9 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $0.3 million, or 10%, due in part to lower railcar lease expense and lower terminal lease expense associated with the expiration of a terminal lease in the fourth quarter of 2017, partially offset by lower sales volume.  In addition, our product margin for the first nine months of 2017 was positively impacted by an additional $10.8 million in revenue recognized in the third quarter of 2017 related to a take-or-pay contract with one particular customer that was not recognized in the third quarter of 2018, and negatively impacted by a $13.1 million expense in the third quarter of 2017 associated with the acceleration and corresponding termination of a contractual obligation under a pipeline connection agreement with Tesoro related to the Beulah, North Dakota facility, also not recognized in the third quarter of 2018.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.3 billion for each of the three months ended September 30, 2018 and 2017.  Our product margin from other oils and related products was $5.2 million and $14.6 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $9.4 million, or 64%, primarily due to less favorable market conditions in distillates and residual oil.  In addition, during the third quarter of 2017, our product margin in residual oil benefited from weather-related supply disruptions not present during the third quarter of 2018.

Sales from other oils and related products were $1.4 billion and $1.2 billion for the nine months ended September 30, 2018 and 2017, respectively, an increase of $122.6 million, or 10%, due to an increase in prices, partially offset by a decline in distillate volume sold.  Our product margin from other oils and related products was $31.5 million and $52.3 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $20.8 million, or 40%, primarily due to less favorable market conditions in distillates in the first and third quarters of 2018.  Although temperatures were colder in the first quarter of 2018 as compared to the first quarter of 2017, warmer-than-normal temperatures in each of the first quarters of 2018 and 2017 negatively impacted our product margin in other oils and related products for the nine months ended September 30, 2018 and 2017.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $1.1 billion and $0.9 billion for the three months ended September 30, 2018 and 2017, respectively, an increase of $0.2 billion, or 23%, primarily due to an increase in prices and also to an increase in volume sold due in part to our Recent Acquisitions.  Our product margin from gasoline distribution was $91.3 million and $84.2 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $7.1 million, or 8%, primarily due to our Recent Acquisitions, partly offset by the sale of non-strategic sites.

Sales from gasoline distribution were $3.1 billion and $2.5 billion for the nine months ended September 30, 2018 and 2017, respectively, an increase of $0.6 billion, or 22%, primarily due to an increase in prices and also to an increase in volume sold due in part to our Recent Acquisitions.  Our product margin from gasoline distribution was $238.4 million and $230.6 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $7.8 million, or 3%, largely due to our Recent Acquisitions, partially offset by lower fuel margins and the sale of non-strategic sites.  Our product margin for the first six months of 2018 was negatively impacted by rising wholesale gasoline prices.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $0.1 billion for each of the three months ended September 30, 2018 and 2017.  Our product margin from station operations was $57.3 million and $46.5 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $10.8 million, or 23%, primarily due to our Recent Acquisitions.

Sales from our station operations were approximately $0.3 billion for each of the nine months ended September 30, 2018 and 2017.  Our product margin from station operations was $149.5 million and $128.6 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $20.9 million, or 16%, primarily due to our Recent Acquisitions.

Results for Commercial Segment

Our commercial sales were $0.3 billion and $0.2 billion for the three months ended September 30, 2018 and 2017, respectively, an increase of $0.1 million, or 50%, due to increases in prices and in volume sold.  Our commercial product margin was $5.5 million and $5.0 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $0.5 million, or 10%, primarily due to an increase in bunkering activity.

Our commercial sales were $0.9 billion and $0.6 billion for the nine months ended September 30, 2018 and 2017, respectively, an increase of $0.3 billion, or 50%, due to increases in prices and in volume sold.  Our commercial product margin was $16.5 million and $13.3 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $3.2 million, or 24%, primarily due to an increase in bunkering activity and colder temperatures early in the first quarter of 2018 compared to the first quarter of 2017.

Selling, General and Administrative Expenses

SG&A expenses were $42.1 million and $40.1 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $2.0 million, or 5%, including increases of $3.6 million in acquisition costs primarily related to the acquisitions of Champlain and Cheshire, $0.7 million in wages and benefits and $0.8 million in other SG&A expenses, partially offset by decreases of $1.9 million in accrued incentive compensation and $1.2 million in professional fees.

SG&A expenses were $121.4 million and $111.6 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $9.8 million, or 9%, including increases of $3.8 million in acquisition costs primarily related to the acquisitions from Champlain and Cheshire, $1.9 million in wages and benefits, $1.2 million in depreciation, $0.7 million in license fees, $0.3 million in advertising costs and $2.1 million in various SG&A expenses, offset by a decrease of $0.2 million in accrued incentive compensation.  The decrease in accrued incentive compensation is primarily due to an increase in LTIP expense for the first nine months of 2018 compared to the same period in 2017, as we reversed compensation expenses related to forfeitures during the first nine months of 2017 in the amount of $1.8 million.

Operating Expenses

Operating expenses were $83.8 million and $70.3 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $13.5 million, or 19%, primarily due to increases of $12.7 million associated with our GDSO operations, largely due to our Recent Acquisitions and to increases in credit card fees due to higher wholesale gasoline prices.  Operating expenses associated with our terminal operations increased by $0.8 million.

Operating expenses were $234.0 million and $208.7 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $25.3 million, or 12%, primarily due to an increase of $24.4 million associated with our GDSO operations, largely due to our Recent Acquisitions and to increases in credit card fees due to higher wholesale gasoline prices.  Operating expenses associated with our terminal operations increased by $0.9 million.

Gain on Trustee Taxes

During the nine months ended September 30, 2018, we recognized a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax

Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required.  See Note 1 of Notes to Consolidated Financial Statements for additional information.

Lease Exit and Termination Gain

During the quarter ended September 30, 2018, we were released from certain of our obligations to provide future railcar storage, freight, insurance and other services for railcars under a fleet management services agreement associated with our 2016 voluntary termination of a railcar sublease.  The release of certain obligations resulted in a $3.5 million reduction of the remaining accrued incremental costs, which benefit is included in lease exit and termination gain in the accompanying statements of operations for the three and nine months ended September 30, 2018.  See Note 1 of Notes to Consolidated Financial Statements for additional information.

Amortization Expense

Amortization expense related to intangible assets was $3.1 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively, and $8.0 million and $6.8 million for the nine months ended September 30, 2018 and 2017, respectively.  The increases of $0.8 million and $1.2 million for the three nine months ended September 30, 2018, respectively, are primarily due to the intangibles acquired in the Recent Acquisitions.

Net (Loss) Gain on Sale and Disposition of Assets

Net (loss) gain on sale and disposition of assets was ($1.4 million) and ($2.2 million) for three months ended September 30, 2018 and 2017, respectively, and ($6.3 million) and $7.3 million for the nine months ended September 30, 2018 and 2017, primarily due to the sale of GDSO sites.  For the nine months ended September 30, 2017, we recorded a $14.2 million gain associated with the sale of our natural gas marketing and electricity brokerage businesses in February 2017.  See Note 7 of Notes to Consolidated Financial Statements for additional information.

Interest Expense

Interest expense was $22.6 million and $20.6 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $2.0 million, or 9%, primarily due to higher average balances on our credit facilities for the third quarter of 2018, in part due to the acquisitions of Champlain and Cheshire, an increase in inventory attributable to both volume and price, and an increase in interest rates for the third quarter of 2018 compared to the third quarter of 2017.

Interest expense was $65.6 million and $65.8 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $0.2 million.

Income Tax (Expense) Benefit

Income tax expense was immaterial for the three months ended September 30, 2018, and the income tax benefit was $0.7 million for the three months ended September 30, 2017.  Income tax benefit (expense) was $0.9 million and ($0.1 million) for the nine months September 30, 2018 and 2017, respectively.  The income tax (expense) benefit recognized primarily reflect the income tax (expense) benefit from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to the noncontrolling interest was $0.3 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively, which represents the 40% noncontrolling ownership of the reported net loss.

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

Working capital was $220.6 million and $209.5 million at September 30, 2018 and December 31, 2017, respectively, an increase of $11.1 million, primarily due to an increase of $130.7 million in inventories resulting from increases in inventory volume and prices, and a decrease of $72.6 million in trustee taxes payable.  The decrease in trustee taxes payable was largely attributable to the $52.6 million extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit and the settlement of a trustee tax loss recognized in the fourth quarter of 2017 (see Note 1 of Notes to Consolidated Financial Statements).  The increase in working capital was partially offset by an increase of $181.0 million in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 8 of Notes to Consolidated Financial Statements).

Cash Distributions

Common Units

During 2018, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2018	$15.8 million	Fourth quarter 2017
May 15, 2018	$15.8 million	First quarter 2018
August 14, 2018	$16.3 million	Second quarter 2018

In addition, on October 26, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.4750 per unit ($1.90 per unit on an annualized basis) on all of our outstanding common units for the period from July 1, 2018 through September 30, 2018 to our common unitholders of record as of the close of business on November 9, 2018.  This distribution will result in reaching our second target level distribution for the quarter ended September 30, 2018.  We expect to pay the total cash distribution of approximately $16.3 million on November 14, 2018.

Preferred Units

On October 23, 2018, the board of directors of our general partner declared the initial quarterly cash distribution of $0.6635 per unit on the Series A Preferred Units, covering the period from August 7, 2018 (the issuance date of the Series A Preferred Units) through November 14, 2018.  The total distribution of approximately $1.8 million will be payable on November 15, 2018 to holders of record as of the opening of business on November 1, 2018.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at September 30, 2018 were as follows (in thousands):

	Payments due by period
	Remainder of				2022 and
Contractual Obligations	2018	2019	2020	2021	Thereafter	Total
Credit facility obligations (1)	$314,675	$269,199	$87,278	$—	$—	$671,152
Senior notes obligations (2)	5,555	44,438	44,438	44,438	718,320	857,189
Operating lease obligations (3)	24,146	74,484	46,307	39,392	172,535	356,864
Capital lease obligations	96	29	—	—	—	125
Other long-term liabilities (4)	6,875	24,640	25,167	22,904	52,954	132,540
Financing obligations (5)	3,662	14,769	15,094	15,426	136,943	185,894
Total	$355,009	$427,559	$218,284	$122,160	$1,080,752	$2,203,764

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2018 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2020 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

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

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $25.9 million and $21.9 million in maintenance capital expenditures for the nine months ended September 30, 2018 and 2017, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $22.3 million and $17.9 million for the nine months ended September 30, 2018 and 2017, respectively, are related to our investments in our gasoline stations.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $137.7 million and $9.7 million in expansion capital expenditures, including acquisitions, for the nine months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018, the $137.7 million in expansion capital expenditures included approximately $120.1 million in property and equipment associated with the acquisitions of Cheshire and Champlain (see Note 17 of Notes to Consolidated Financial Statements), and $17.6 million in expansion capital expenditures primarily related to investments in our gasoline stations.

For the nine months ended September 30, 2017, the $9.7 million in expansion capital expenditures primarily related to investments, including raze and rebuilds, and improvements at retail gasoline stations and investments in information technology.

We currently expect maintenance capital expenditures of approximately $35.0 million to $45.0 million and expansion capital expenditures, excluding acquisitions, of approximately $30.0 million to $40.0 million in 2018, relating primarily to investments in our gasoline station business.  These current estimates depend, in part, on the timing of completion of projects, availability of equipment, weather and unanticipated events or opportunities requiring additional maintenance or investments.

We believe that we will have sufficient cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional equity and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows would likely have an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities.

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash (used in) provided by operating activities	$(45,902)	$362,441
Net cash used in investing activities	$(203,417)	$(1,842)
Net cash provided by (used in) financing activities	$246,912	$(359,772)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash (used in) provided by operating activities was ($45.9 million) and $362.4 million for the nine months ended September 30, 2018 and 2017, respectively, for a period-over-period decrease in cash flow from operating activities of $408.3 million.  For the nine months ended September 30, 2018, cash flow from operating activities was not impacted by the non-cash gain of $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit.  This gain was included in net income and offset by the corresponding decrease in the liability which had historically been included in trustee taxes (see Note 1 of Notes to Consolidated Financial Statements). The primary drivers of the changes in operating activities include the following (in thousands):

	Nine Months Ended		Period over
	September 30,		Period
	2018	2017	Change
Decrease in accounts receivable	$9,301	$89,799	$(80,498)
(Increase) decrease in inventories	$(124,537)	$240,462	$(364,999)
Increase (decrease) in accounts payable	$23,118	$(78,538)	$101,656

For the nine months ended September 30, 2018, the decrease in accounts receivable was in part due to the change in activity related to the heating season.  The increase in inventories was primarily due to an increase in prices but also due to higher inventory volume.

For the nine months ended September 30, 2017, the decrease in inventories was primarily due to reduced inventory volume in part due to a change in market structure, and the decreases in accounts receivable and accounts payable were primarily due to the change in activity related to the heating season.

Investing Activities

Net cash used in investing activities was $203.4 million for the nine months ended September 30, 2018 and included $138.4 million and $33.4 million in cash used to fund the acquisitions of Cheshire and Champlain, respectively, $25.9 million in maintenance capital expenditures, $17.6 million in expansion capital expenditures and $3.0 million in seller note issuances, offset by $14.9 million in proceeds from the sale of property and equipment.

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

Please read “—Capital Expenditures” for a discussion of our expansion capital expenditures for the nine months ended September 30, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $246.9 million for the nine months ended September 30, 2018 and included $181.0 million in net borrowing from our revolving credit facility, $66.4 million in net proceeds from the issuance of the Series A Preferred Units and $48.2 million in borrowings from our working capital revolving credit facility, offset by $47.8 million in cash distributions to our common unitholders and our general partner and $0.8 million in LTIP units withheld for tax obligations related to awards that vested in 2018.

Net cash used in financing activities was $359.8 million for the nine months ended September 30, 2017 and included $285.4 million in net payments on our working capital revolving credit facility, $47.0 million in cash distributions to our common unitholders and our general partner, $26.7 million in net payments on our revolving credit facility, $0.5 million in LTIP units withheld for tax obligations related to awards granted in 2013 and $0.5 million in distributions to our noncontrolling interest at Basin Transload, offset by $0.3 million in capital contributions from our noncontrolling interest at Basin Transload.

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

The average interest rates for the credit agreement were 4.3% and 3.7% for the three months ended September 30, 2018 and 2017, respectively and 4.1% and 3.6% for the nine months ended September 30, 2018 and 2017, respectively.  The increase for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was due to increases in market interest rates.

As of September 30, 2018, we had total borrowings outstanding under the credit agreement of $651.9 million, including $244.2 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $58.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $589.3 million and $810.3 million at September 30, 2018 and December 31, 2017, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at September 30, 2018.   The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on the credit agreement.

Senior Notes

We had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at September 30, 2018.  Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million and $2.4 million was recorded for the three months ended September 30, 2018 and 2017, respectively, and $7.0 million and $7.2 million was recorded for the nine months ended September 30, 2018 and 2017, respectively, which is included in interest expense in the accompanying consolidated statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.4 million for each of the three months ended September 30, 2018 and 2017 and $7.2 million for each of the nine months ended September 30, 2018 and 2017.  The financing obligation balance outstanding at September 30, 2018 was $87.6 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated.  We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for each of the three months ended September 30, 2018 and 2017 and $3.3 million for each of the nine months ended September 30, 2018 and 2017.  The financing obligation balance outstanding at September 30, 2018 was $62.5 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the credit agreement or other financing arrangements.  We had unamortized deferred financing fees of $11.9 million and $15.9 million at September 30, 2018 and December 31, 2017, respectively.

Unamortized fees related to the credit agreement are included in other current assets and other long-term assets and amounted to $6.5 million and $9.6 million at September 30, 2018 and December 31, 2017, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $4.5 million and $5.4 million at September 30, 2018 and December 31, 2017, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million at both September 30, 2018 and December 31, 2017.

On April 25, 2017, we entered into the credit agreement, a new facility that extended the maturity date and reduced the total commitment of the prior credit agreement.  As a result, we incurred expenses of approximately

$0.6 million associated with the write-off of a portion of the related deferred financing fees.  These expenses are included in interest expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2017.

Amortization expense of approximately $1.3 million for each of the three months ended September 30, 2018 and 2017 and $4.0 million and $4.3 million for the nine months ended September 30, 2018 and 2017, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those disclosed under “—Liquidity and Capital Resources—Contractual Obligations.”

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

As of September 30, 2018, we had total borrowings outstanding under our credit agreement of $651.9 million.  Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $6.5 million annually, assuming, however, that our indebtedness remained constant throughout the year.

At September 30, 2018, we had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.  This interest rate swap expired on October 2, 2018.

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

At September 30, 2018, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	September 30,	Effect of 10%	Effect of 10%
	2018	Price Increase	Price Decrease
Exchange traded derivative contracts	$(16,307)	$(46,660)	$46,660
Forward derivative contracts	(6,663)	3,643	(3,643)
Total	$(22,970)	$(43,017)	$43,017

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2018.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $15.2 million at September 30, 2018.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*	—	First Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018.

10.2*	—	Second Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018.

10.3^	—	Global Partners LP 2018 Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2018).

10.4^	—	Global Partners LP 2018 Long-Term Cash Incentive Plan Form of Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 12, 2018).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 8, 2018		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2018		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)