Form 10-K
period 2018-12-31
GLOBAL PARTNERS LP
filed 2019-03-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

(781) 894‑8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partner interests	New York Stock Exchange
9.75% Series A Fixed-to-Floating Cumulative Redeemable Perpetual Preferred Units representing limited partner interests	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common units held by non‑affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and their affiliates, for this purpose, as if they were affiliates of the registrant) as of June 29, 2018 was approximately $453,833,916 based on a price per common unit of $17.05, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of March 5, 2019, 33,995,563 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward‑Looking Statements

Certain statements and information in this Annual Report on Form 10‑K may constitute “forward‑looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward‑looking statements, which are generally not historical in nature. These forward‑looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward‑looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward‑looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A. “Risk Factors.”  These risks and uncertainties include, among other things:

•

We may not have sufficient cash from operations to enable us to pay distributions on our Series A Preferred Units (as defined below) or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

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

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell or (ii) our logistics activities, which has resulted and could continue to result in a decrease in the utilization of our transportation assets, could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

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
•

Our gasoline sales could be significantly reduced by a reduction in demand due to higher prices and to new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel‑powered motor vehicles. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites and decreases in sales. Any of these outcomes could negatively affect our financial condition, results of operations and cash available for distribution to our unitholders.

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
•

Our businesses could be affected by a range of issues, such as changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, changes in health, safety and environmental regulations, including, without limitation, those related to climate change, failure to obtain renewal permits on terms favorable to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of refined products, gasoline blendstocks, renewable fuels and crude oil.

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

•	We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our businesses.
•	The condition of credit markets may adversely affect our liquidity.
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

•	Our businesses could expose us to litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.
•	Adverse developments in the areas where we conduct our businesses could have a material adverse effect on such businesses and could reduce our ability to make distributions to our unitholders.
•	A serious disruption to our information technology systems could significantly limit our ability to manage and operate our businesses efficiently.
•	We are exposed to performance risk in our supply chain.
•	Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could have a material adverse effect on such businesses.
•	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
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

Items 1. and 2. Business and Properties.

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2018, we had a portfolio of 1,579 owned, leased and/or supplied gasoline stations, including 297 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

We purchase refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our businesses under three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations (“GDSO”) and (iii) Commercial.

Global GP LLC, our general partner, manages our operations and activities and employs our officers and substantially all of our personnel, except for most of our gasoline station and convenience store employees who are employed by our wholly owned subsidiary, Global Montello Group Corp. (“GMG”).

2018 Events

Series A Preferred Unit Offering—On August 7, 2018, we issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit in an offering registered under the Securities Act of 1933. We used the proceeds, net of underwriting discount and expenses, of $66.4 million to reduce indebtedness under our credit agreement. See Note 17 of Notes to Consolidated Financial Statements for additional information.

Acquisition from Cheshire Oil Company, LLC—On July 24, 2018, we acquired the assets of ten company-operated gasoline stations and convenience stores from New Hampshire-based Cheshire Oil Company, LLC (“Cheshire”) for approximately $33.4 million, including inventory. See Note 19 of Notes to Consolidated Financial Statements for additional information.

Acquisition from Champlain Oil Company, Inc.—On July 17, 2018, we acquired retail fuel and convenience store assets from Vermont-based Champlain Oil Company, Inc. (“Champlain) for approximately $138.4 million, including inventory.  The acquisition included 37 company-operated gasoline stations with Jiffy Mart-branded convenience stores in Vermont and New Hampshire and approximately 24 fuel sites that are either owned or leased, including lessee dealer and commission agent locations. The transaction also included fuel supply agreements for approximately 65 gasoline stations, primarily in Vermont and New Hampshire. See Note 19 of Notes to Consolidated Financial Statements for additional information.

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, we recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol

Excise Tax Credit, which tax credit program expired in 2011. Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required. The recognition of this one-time income item, which is included in gain (loss) on trustee taxes in the accompanying consolidated statements of operations for the year ended December 31, 2018, did not impact cash flows from operations for the year ended December 31, 2018.

Operating Segments

We purchase refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our businesses under three segments: (i) Wholesale, (ii) GDSO and (iii) Commercial. In 2018, our Wholesale, GDSO and Commercial sales accounted for approximately 55%, 35% and 10% of our total sales, respectively.

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, blending, storing and transporting refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We transport these products by railcars, barges and/or pipelines pursuant to spot or long‑term contracts. From time to time, we aggregate crude oil by truck or pipeline in the mid‑continent region of the United States and Canada, transport it by rail and ship it by barge to refiners. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

As of December 31, 2018, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	297
Commissioned agents	259
Lessee dealers	237
Contract dealers	786
Total	1,579

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

Products

General

The following table presents our product sales and other revenues as a percentage of our consolidated sales for the years ended December 31:

	2018	2017	2016
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	74%	65%	64%
Crude oil sales and crude oil logistics revenue	1%	5%	7%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	22%	26%	24%
Convenience store sales, rental income and sundries	3%	4%	5%
Total	100%	100%	100%

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

Distillates.  Distillates are primarily divided into home heating oil, diesel and kerosene. In 2018, sales of home heating oil, diesel and kerosene accounted for approximately 48%, 51% and 1%, respectively, of our total volume of distillates sold. The distillates we sell are used primarily for fuel for trucks and off‑road construction equipment and for space heating of residential and commercial buildings.

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

We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read “—Commodity Risk Management.” In 2018, approximately 28% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil volume was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

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

Convenience Store Items and Sundries.  We sell a broad selection of food, beverages, snacks, grocery and non‑food merchandise at our convenience store locations and generate sundry sales, such as car wash sales and lottery and ATM commissions, at our convenience store locations.

Significant Customers

None of our customers accounted for greater than 10% of total sales for years ended December 31, 2018, 2017 and 2016.

Assets

Terminals

As of December 31, 2018, we owned, leased or maintained dedicated storage facilities at 25 bulk terminals, each with the capacity of more than 50,000 barrels, with a collective storage capacity of 11.6 million barrels. Twenty‑two of these bulk terminals are located throughout the Northeast. Some of our storage tankage is versatile, allowing us to switch tankage from one product to another.

In addition to refined products, we also own or operate two rail facilities in New York and Oregon capable of handling crude oil and ethanol and two rail facilities in North Dakota capable of handling crude oil. At select locations, we have capacity to store renewable fuels, and in Albany, New York, we also have an additional rail‑fed propane storage terminal.

The bulk terminals and inland storage facilities from which we distribute product are supplied by ship, barge, truck, pipeline and/or rail. The inland storage facilities, which we use primarily to store distillates, are supplied with product delivered by truck from bulk terminals. Our customers receive product from our network of bulk terminals and inland storage facilities via truck, ship, barge, rail and/or pipeline.

In connection with our businesses, we may lease or otherwise secure the right to use certain third-party assets (such as railcars, pipelines and barges). As of December 31, 2018, we supported our rail activity with a fleet of approximately 700 leased railcars. The makeup of this fleet is split between general‑purpose cars, typically used for light crude oil, ethanol and refined products, and coiled, insulated cars, typically used for heavy crude oil and residual oil. We lease railcars through various lease arrangements with various expiration dates, and we lease barges through various time charter lease arrangements also with various expiration dates. We also have various pipeline connection agreements that extend for three to six years. See Note 10 of Notes to Consolidated Financial Statements for additional information on our railcar leases, barge leases and pipeline commitments.

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

Throughput arrangements allow storage of product at terminals owned by others. We or our customers can load product at these terminals, and we pay the owners of these terminals fees for services rendered in connection with the receipt, storage and handling of such product. Compensation to the terminal owners may be fixed or based upon the volume of our product that is delivered and sold at the terminal. Logistics agreements may require counterparties to throughput a minimum volume over an agreed-upon period and may include make-up rights if the minimum volume is not met.

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

Gasoline Stations

As of December 31, 2018, we had a portfolio of 1,579 owned, leased and/or supplied gasoline stations, including 297 directly operated convenience stores, primarily in the Northeast.

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

Supply

Our products come from some of the major energy companies in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, South America, Europe, Russia and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. During 2018, we purchased an average of approximately 382,000 barrels per day of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually two days) to net 30 days. Please read “—Commodity Risk Management.” We obtain our convenience store inventory from traditional suppliers.

Seasonality

Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our volumes in gasoline are typically higher in the second and third quarters of the calendar year. As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in our quarterly operating results.

Commodity Risk Management

When we take title to the products that we sell, we are exposed to commodity risk. Commodity risk is the risk of unfavorable market fluctuations in the price of commodities such as refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We endeavor to minimize commodity risk in connection with our daily operations through hedging by selling exchange‑traded futures contracts on regulated exchanges or using other over‑the‑counter derivatives, and then lift hedges as we sell the product for physical delivery to third parties. Products are generally purchased and sold at spot market prices, fixed prices or indexed prices, with certain adjustments based on quality and freight due to location differences and prevailing supply and demand conditions, as well as other factors. While we use these transactions to seek to maintain a position that is substantially balanced within our commodity product purchase and sales activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in our businesses, such as weather conditions. In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace. We also engage in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains.

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

Operating results are sensitive to a number of factors. Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, daily delivery volumes that vary from expected quantities and timing and costs to deliver the commodity to the customer. Basis risk is the inherent market price risk created when a commodity of a certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a commodity at a different time or place, including transportation costs and timing differentials. We attempt to reduce our exposure to basis risk by grouping our purchase and sale activities by geographical region and commodity quality in order to stay balanced within such designated region. However, basis risk cannot be entirely eliminated, and basis exposure, particularly in backward markets (when prices for future deliveries are lower than current prices) or other adverse market conditions, can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

In our Wholesale segment, we obtain Renewable Identification Numbers (“RINs”) in connection with our purchase of ethanol which is used for our bulk supply requirements or for blending with gasoline through our terminal system. A RIN is a renewable identification number associated with government‑mandated renewable fuel standards. To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). Our U.S. Environmental Protection Agency (“EPA”) obligations relative to renewable fuel reporting are comprised of foreign gasoline and diesel that we may import and blending operations at certain facilities. As a wholesaler of transportation fuels through our terminals, we separate RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle our RVO. While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period. Our Wholesale segment operating results may be sensitive to the timing associated with our RIN position relative to our RVO at a point in time, and we may recognize a mark‑to‑market liability for a shortfall in RINs at the end of each reporting period. To the extent that we do not have a sufficient number of RINs to satisfy our RVO as of the balance sheet date, we charge cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and record a liability representing our obligation to purchase RINs. Our 2016 RIN obligation may change due to a court decision requiring the EPA to revise the calculation methodology for determining the 2016 renewable fuel obligation. We do not believe that any impacts associated with any such change will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

For more information about our policies and procedures to minimize our exposure to market risk, including commodity market risk, please read Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Competition

In each of our operating segments, we encounter varying degrees of competition based on product and geographic locations and available logistics. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our Northeast market, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We supply oil to industrial, commercial and marine customers. We compete with other transloaders in our logistics activities including, in part, storage and transportation of crude oil, renewable fuels, gasoline and gasoline blendstocks and the movement of product by alternative means (e.g., pipelines). We also compete with natural gas suppliers and marketers in our home heating oil, residual oil and propane product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly with respect to unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gasoline stations as well as supermarket and warehouse stores that sell gasoline and our convenience stores compete with other convenience store chains independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel stations, mass merchants, fast food operations and other similar retail outlets.

Employees

To carry out our operations, our general partner and certain of our operating subsidiaries employed approximately 2,500 full‑time employees as of December 31, 2018, of which approximately 100 employees were represented by labor unions under collective bargaining agreements with various expiration dates. We may not be able to renegotiate the collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, existing labor agreements may not prevent a future strike or work stoppage, and any work stoppage could negatively affect our results of operations and financial condition. We believe we have good relations with our employees.

We have a shared services agreement with GPC. The services provided by employees shared pursuant to this agreement do not limit the ability of such employees to provide all services necessary to properly run our businesses. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Shared Services Agreement.”

Title to Properties, Permits and Licenses

We believe we have all of the assets needed, including leases, permits and licenses, to operate our businesses in all material respects. With respect to any consents, permits or authorizations that have not been obtained, we believe that the failure to obtain these consents, permits or authorizations will have no material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

We believe we have satisfactory title to all of our assets. Title to property, including certain sites within our GDSO segment, may be subject to encumbrances, including repurchase rights and use, operating and environmental covenants and restrictions. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties, nor will they materially interfere with the use of these properties in the operation of our businesses.

The name GLOBAL®, our Global logos and the name Global Petroleum Corp.® are our trademarks. In addition, we have trademarks for our premium fuels and additives: Diesel One® and the Diesel One® logo, Heating Oil Plus™ and the Heating Oil Plus® logo, SubZero® and the SubZero® logo, and our pending trademarks Diesel 1™, the Diesel 1™ logo and the tagline Legacy.Technology.Performance.™.

We also use the following trademarks for our convenience store business: ALLTOWN®, ALLTOWN ADVANTAGE™, ALLTOWN FRESH™  and the ALLTOWN FRESH™ logos, YOUR TOWN.MYTOWN.ALLTOWN!®, ALLTOWN MARKET®, CENTRE ST. KITCHEN®, Buck Stop®, Fast Freddie’s®, Mr. Mike’s®, Deli Joe’s® and the Deli Joe’s® logo, Diamond Fuels®, Xtra® and the XtraCafé® logo, Xtra Mart® and the Xtramart® logo, the Honey Farms® logo, Honey Money® and the Honey Money® logo.

Facilities

We lease office space for our principal executive office in Waltham, Massachusetts. This lease expires on July 31, 2026 with extension options through July 31, 2036. In addition, we lease office space in Branford, Connecticut. This lease expires on July 31, 2024 with extension options through July 31, 2034.

Environmental

General

Our businesses of supplying refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane involve a number of activities that are subject to extensive and stringent environmental laws. In addition, these laws are frequently modified or revised to impose new obligations.

Our operations also use a number of petroleum storage and distribution facilities, including rail transloading facilities and gasoline stations that we do not own or operate, but at which refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane are stored. We use these facilities through several different contractual arrangements, including leases and throughput and terminalling services agreements. If facilities with which we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down or their operations could be compromised, requiring us to incur costs to use alternative facilities.

State, federal, and municipal laws and regulations, including, without limitation, those governing environmental matters can restrict or impact our business activities in many ways, such as:

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

Our operating permits are subject to modification, renewal and revocation. We regularly monitor and review our operations, procedures and policies for compliance with permits, laws and regulations. Risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges of permits or permit revocation are inherent in the operation of our businesses, as it is with other companies engaged in similar businesses.

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

For additional information concerning certain environmental proceedings, please read Notes 13 and 22 of Notes to Consolidated Financial Statements.

Hazardous Material Releases and Waste Handling

Our businesses are subject to laws that relate to the release of hazardous substances into the water or soils and require, among other things, measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment. Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In the course of our ordinary operations, we may generate, store or otherwise handle materials and wastes that fall within the Superfund law’s definition of a hazardous substance and, as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, clean up contaminated property, including groundwater contaminated by prior owners or operators, or make capital improvements to prevent future contamination.

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

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, gasoline blendstocks, renewable fuels and crude oil, into navigable waters. This law and comparable state laws may require permits for discharging pollutants into state and federal waters and impose substantial liabilities and remedial obligations for noncompliance. We hold these discharge permits for our facilities. Certain waters and wetlands, known as waters of the United States, are also subject to the protections and requirements of the Clean Water Act. Considerable legal uncertainty currently exists surrounding what standard should be used to identify waters of the United States as a result of legal challenges to a rulemaking by the former administration and proposed rulemaking by the current administration that is also likely to be subject to legal challenges. This uncertainty and the outcome of these legal challenges may result in a need for such permits in areas that were not formerly subject to the Clean Water Act, which may delay, limit or increase the costs of the exploration and production of crude oil and other materials we transport and may also adversely affect shippers who use our transportation assets. Any resulting restriction of supply could adversely affect our financial position, results of operations or cash available for distribution to our unitholders.

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

In November 2015, the EPA also revised the existing National Ambient Air Quality Standards (“NAAQS”) for ground‑level ozone, which made the standard more stringent. Nitrogen oxides and volatile organic compounds are recognized as pre‑cursors of ozone, and emissions of those materials are associated with mobile sources and the petroleum industry. A designation of nonattainment can lead the governing state to issue more stringent limits on existing sources of those precursor pollutants within the designated nonattainment area. Also, a nonattainment designation may increase the burdens on permitting new activities in those areas. The EPA completed area designations for the 2015 ozone standards in July 2018. States with areas designated nonattainment have at least two years from the effective date of the nonattainment designation to submit any required State Implementation Plan revisions. While we are not able to determine the extent to which this new standard, or the finalized nonattainment designations, will impact our businesses at this time, it does have the potential to have a material impact on our operations and cost‑structure.

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

In May 2016, the EPA finalized New Source Performance Standards (“NSPS”) for methane and volatile organic compound emissions from certain activities in the oil and gas production sector, not including crude oil or refined product transportation. This rule is currently subject to a pending judicial challenge in the D.C. Circuit. The EPA also released new control guidance for reducing volatile organic compound emissions from existing oil and gas sources in certain ozone non‑attainment areas. However, the EPA announced in April 2017 that it intends to reconsider certain aspects of the 2016 NSPS, and in June 2017, the EPA issued an administrative stay of key provisions of the rule, but was promptly ordered by the D.C. Circuit to implement the rule. The EPA also proposed 60-day and two-year stays of certain provisions in June 2017 and published a Notice of Data Availability in November 2017 seeking comment and providing clarification regarding the agency’s legal authority to stay the rule. In March 2018, the EPA announced amendments to two narrow provisions of the 2016 NSPS and in October 2018, the EPA proposed broader amendments to the 2016 NSPS including those related to fugitive emissions requirements and alternative means of emissions limitations provisions. If the proposed rule is finalized, it will likely be subject to judicial challenge. Collectively, these rules could impose new compliance costs and additional permitting burdens on upstream oil and gas operations, which could in turn affect the companies that produce the crude oil that we transport. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on our operations.

Under Subpart MM of the Mandatory Greenhouse Gas Reporting Rule (“MRR”), importers and exporters of petroleum products, including distillates and natural gas liquids, must report the GHG emissions that would result from the complete combustion of all imported and exported products if such combustion would result in the emission of at least 25,000 metric tons of carbon dioxide equivalent per year. We currently report under Subpart MM because of the volume of petroleum products we typically import. Compliance with the MRR does not substantially impact our operations. However, any change in regulations based on GHG emissions reported in compliance with MRR may limit our ability to import petroleum products or increase our costs to import such products.

Overall, there has been a trend towards increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or pricing of, our products, and thus adversely impact our businesses. For example, at the 2015 United Nations Framework Convention on Climate Change in Paris, the United States and nearly 200 other nations entered into an international climate agreement. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. The Paris Agreement became effective in November 2016. The United States was one of over 100 nations that indicated an intent to comply with the agreement; however, in August 2017, the U.S. State Department officially informed the United Nations of the intent of the U.S. to withdraw from the agreement, with the earliest possible effective date of withdrawal being November 4, 2020. In addition, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

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

Security Regulation

Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy infrastructure assets may be future targets of terrorist organizations. These developments have subjected our operations to increased risks. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our businesses. Where required by federal or local laws, we have prepared security plans for the storage and distribution facilities we operate. Terrorist attacks aimed at our facilities and any global and domestic economic repercussions from terrorist activities could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. For instance, terrorist activity could lead to increased volatility in prices for home heating oil, gasoline and other products we sell.

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

Hazardous Materials Transportation

Our operations include the preparation and shipment of some hazardous materials by truck, rail, marine vessel and pipeline. We are subject to regulations promulgated under the Hazardous Materials Transportation Act (and subsequent amendments) and administered by the U.S. Department of Transportation (“DOT”) under the Federal Highway Administration, the Federal Railroad Administration (“FRA”), the United States Coast Guard and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).

We conduct loading and unloading of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane to and from cargo transports, including tanker trucks, railcars, marine vessels and pipeline. In large part, the cargo transports are owned and operated by third parties. In addition, we lease a fleet of railcars and charter barges associated with the shipment of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations.

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

Canadian regulators have also taken measures to assess and address risks from the transport of crude oil by rail. Transport Canada phased out the use of DOT-111 tank cars in crude oil service as of November 1, 2016. Transport Canada has also implemented regulations imposing a 40 mile‑per‑hour speed limit on certain trains carrying hazardous materials in highly populated areas, requiring railways to give municipalities and first responders more information about the hazardous materials they carry, requiring that approved Emergency Response Assistance Plans be in place prior to transporting certain quantities of hazardous materials, and requiring railways to carry minimum levels of insurance depending on the quantity of crude oil or dangerous goods that they transport.

We believe we are in substantial compliance with applicable hazardous materials transportation requirements related to our operations. We do not believe that compliance with federal, state or local hazardous materials transportation regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. However, these and future statutes, regulatory changes or initiatives regarding hazardous material transportation, could directly and indirectly increase our operation, compliance and transportation costs and lead to shortages in availability of tank cars. We cannot assure that costs incurred to comply with standards and regulations emerging from these and future rulemakings will not be material to our businesses, financial condition or results of operations. Furthermore, we can provide no assurance that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil, or, or the development or discovery of new facts or conditions will not cause us to incur significant costs. Any such requirements would apply to the industry as a whole.

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

Item 1A. Risk Factors.

Risks Related to Our Business

We may not have sufficient cash from operations to enable us to pay distributions on our Series A Preferred Units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

We may not have sufficient available cash each quarter to pay distributions on our Series A Preferred Units and maintain distributions on our common units at current levels. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	competition from other companies that sell refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and convenience store items and sundries;
•	demand for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane in the markets we serve;
•	absolute price levels, as well as the volatility of prices, of refined petroleum products, gasoline blendstocks, renewable fuels, RINs, crude oil and propane in both the spot and futures markets;
•	supply, extreme weather and logistics disruptions;
•	seasonal variation in temperatures, which affects demand for home heating oil and residual oil to the extent that it is used for space heating;
•	the level of our operating costs, including payments to our general partner; and
•	prevailing economic conditions.

In addition, the actual amount of cash we have available for distribution will depend on other factors such as:

•	the level of capital expenditures we make;
•	the restrictions contained in our credit agreement and the indentures governing our senior notes, including financial covenants, borrowing base limitations and advance rates;
•	distributions paid on our Series A Preferred Units;
•	our debt service requirements;
•	the cost of acquisitions;
•	fluctuations in our working capital needs;
•	our ability to borrow under our credit agreement to make distributions to our unitholders; and
•	the amount of cash reserves established by our general partner.

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

We are continuously engaged in discussions with potential sellers and lessors of existing (or parcel(s) of real estate suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate transactions that at the time of consummation we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth and ability to increase or maintain distributions could be limited. We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.

Even if we consummate acquisitions that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders. Any acquisition involves potential risks, including:

•	performance from the acquired assets and businesses that is below the forecasts we used in evaluating the acquisition;
•	mistaken assumptions about price, demand, volumes, revenues and costs, including synergies;
•	a significant increase in our indebtedness and working capital requirements;
•	an inability to hire, train or retain qualified personnel to manage and operate our businesses and newly acquired assets;
•	the inability to timely and effectively integrate the operations of recently acquired businesses or assets, particularly those in new geographic areas or in new lines of business;
•	mistaken assumptions about the overall costs of equity or debt;
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

If any acquisitions we ultimately consummate do not generate expected increases in cash available for distribution to our unitholders, our ability to increase or maintain distributions on our common units may be reduced.

Our gasoline financial results, with particular impact to our GDSO segment, are seasonal and can be lower in the first and fourth quarters of the calendar year.

Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline that we sell. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.

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

A significant decrease in price or demand for the products we sell or a significant decrease in demand for our logistics activities could reduce our revenues and, therefore, reduce our ability to make distributions to our unitholders or increase distributions to our common unitholders. Factors that could lead to a decrease in market demand for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane include:

•

a recession or other adverse economic conditions or an increase in the market price or of an oversupply of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane or higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined petroleum products, gasoline blendstocks, renewable fuels crude oil and propane;

•

a shift by consumers to more fuel‑efficient or alternative fuel vehicles or an increase in fuel economy of vehicles, whether as a result of technological advances by manufacturers, governmental or regulatory actions or otherwise; and

•	conversion from consumption of home heating oil or residual oil to natural gas and utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.

Certain of our operating costs and expenses are fixed and do not vary with the volumes we store and distribute. Should we experience a reduction in our volumes stored, distributed and sold and in our related logistics activities, such costs and expenses may not decrease ratably or at all. As a result, we may experience declines in our margin if our volumes decrease.

Our businesses are influenced by the overall markets for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement.

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

A decline in demand for (i) the products we sell or (ii) our logistics activities, could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

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

As of December 31, 2018, our total debt, including amounts outstanding under our credit agreement and senior notes, was approximately $1.1 billion. We have the ability to incur additional debt, including the capacity to borrow up to $1.3 billion under our credit agreement, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

•

our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•

covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our businesses, including possible acquisition opportunities;

•

we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders;

•	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our businesses or the economy generally; and
•	our debt level may limit our flexibility in responding to changing businesses and economic conditions.

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

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required or requested on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to maintain our businesses as currently conducted, enhance our existing businesses, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

The operating and financial restrictions and covenants in our credit agreement and the indentures governing our senior notes and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit agreement restricts our ability to:

•	grant liens;
•	make certain loans or investments;
•	incur additional indebtedness or guarantee other indebtedness;
•	make any material change to the nature of our businesses or undergo a fundamental change;
•	make any material dispositions;
•	acquire another company;
•	enter into a merger, consolidation, sale-leaseback transaction or purchase of assets;
•	make distributions if any potential default or event of default occurs; or
•	modify borrowing base components and advance rates.

In addition, the indentures governing our senior notes limit our ability to, among other things:

•	incur additional indebtedness;
•	make distributions to equity owners;
•	make certain investments;
•	restrict distributions by our subsidiaries;
•	create liens;
•	enter into sale‑leaseback transactions;
•	sell assets; or
•	merge with other entities.

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

Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our credit agreement and the indentures, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and Note 7 of Notes to Consolidated Financial Statements.

We can borrow money under our credit agreement to pay distributions, which would reduce the amount of credit available to operate our businesses.

Our partnership agreement allows us to borrow under our credit agreement to pay distributions. Accordingly, we can make distributions on our units even though cash generated by our operations may not be sufficient to pay such distributions. For more information, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 of Notes to Consolidated Financial Statements.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our businesses.

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

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent we engage in such transactions or transactions that become subject to such rules in the future, we will be required to comply or take steps to qualify for an exemption to such requirements. Although we expect to qualify for the end‑user exception to the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If our swaps do not qualify for the commercial end‑user exception, or the cost of entering into uncleared swaps becomes prohibitive, we may be required to clear such transactions. The ultimate effect of the rules and any additional regulations on our businesses is uncertain at this time.

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

The full impact of the Act and related regulatory requirements upon our businesses will not be known until all of the related regulations are implemented. The Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of some derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

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

We rely upon our suppliers to timely produce the volumes and types of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane for which they contract with us. In the event one or more of our suppliers does not perform in accordance with its contractual obligations, we may be required to purchase product on the open market to satisfy forward contracts we have entered into with our customers in reliance upon such supply arrangements. We may purchase refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane from a variety of suppliers under term contracts and on the spot market. In times of extreme market demand, we may be unable to satisfy our supply requirements. Furthermore, a portion of our supply comes from other countries, which could be disrupted by political events. In the event such supply becomes scarce, whether as a result of political events, natural disaster, logistical issues associated with delivery schedules or otherwise, we may not be able to satisfy our supply requirements. If any of these events were to occur, we may be required to pay more for product that we purchase on the open market, which could result in financial losses and adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel‑powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government‑mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including the Clean Power Plan and various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, and decreases in sales. Any of these outcomes could negatively affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, higher prices could reduce the demand for gasoline and adversely impact our gasoline sales. A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon which could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our activities. These events could result in service disruptions and increased cost which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.

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

Where releases of products, including, without limitation, refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable standards. Our obligation to remediate this type of contamination varies, depending upon applicable laws and regulations and the extent of, and the facts relating to, the release. A portion of the remediation costs for certain petroleum products may be recoverable from the reimbursement fund of the applicable state and/or from third party insurance after any deductible has been met, but there are no assurances that such reimbursement funds or insurance proceeds will be available to us.

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

We may be the subject of complaints or litigation arising from food-related illness or injury in general which could have a negative impact on our businesses. Additionally, negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, employee relations or other matters related to our prepared food operations may materially adversely affect demand for our offerings and could result in a decrease in customer traffic to our convenience stores.

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

Congress has given the FDA broad authority to regulate tobacco products, and the FDA has enacted numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and local campaigns to discourage smoking, tax increases on tobacco products and increasing regulations restricting the sale of e-cigarettes and vapor products, have and could result in reduced consumption levels and higher costs which we may not be able to pass on to our customers. These factors could materially affect the sales of cigarettes, or other tobacco products and customer traffic, which in turn could have a negative effect on our financial condition, results of operations and cash available for distribution to our unitholders.

We face intense competition in our purchasing, selling, gathering, blending, terminalling, transporting, storage and logistics activities. Competition from other providers of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane that are able to supply our customers with those products and services at a lower price and have capital resources many times greater than ours could reduce our ability to make distributions to our unitholders.

We are subject to competition from distributors and suppliers of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane that may be able to supply our customers with the same or comparable products and gathering, blending, terminalling, transporting and storage services and logistics on a more competitive basis. We compete with terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our Northeast market, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We compete with other transloaders in our logistics activities including, in part, storage and transportation of crude oil, and the movement of product by alternative means (e.g., pipelines). We also compete with natural gas suppliers and marketers in our home heating oil, residual oil and propane product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gas stations as well as supermarket and warehouse stores that sell gasoline.

Some of our competitors are substantially larger than us, have greater financial resources and control greater supplies of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane than we do. If we are unable to compete effectively, we may lose existing customers or fail to acquire new customers, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. For example, if a competitor attempts to increase market share by reducing prices, our operating results and cash available for distribution to our unitholders could be adversely affected. We may not be able to compete successfully with these companies, and our ability to compete could be harmed by factors including price competition and the availability of alternative and less expensive fuels.

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

The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. As of December 31, 2018, we owned, operated and maintained dedicated storage facilities at 18 bulk terminals, leased the entirety of two bulk terminals that we operated exclusively for our businesses, and maintained dedicated storage at five facilities for which we have terminalling agreements. The lease and terminalling agreements are subject to expiration through 2019 and 2023, respectively. If these lease and terminalling agreements are not renewed or we are unable to renew them at rates and on terms at least as favorable, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

We may not be able to lease sites we own or sub‑lease sites we lease with respect to the sale of gasoline and/or related activities on favorable terms and any such failure could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

Most of our arrangements with our customers are renegotiated or replaced periodically. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often subject to factors beyond our control. Such factors include fluctuations in refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or renegotiate or replace them on less favorable terms, sales from these arrangements could decline, and our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

Due to our lack of asset and geographic diversification, adverse developments in the terminals we use or in our operating areas would reduce our ability to make distributions to our unitholders.

We rely primarily on sales generated from products distributed from the terminals we own or control or to which we have access. Furthermore, the majority of our assets and operations are located in the Northeast. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather and decreases in demand for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, could have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

We are not fully insured against all risks incident to our businesses. Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures, disruptions in supply infrastructure or logistics and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

We store gasoline and gasoline blendstocks, renewable fuels, crude oil and propane in underground and above ground storage tanks. Our operations are also subject to significant hazards and risks inherent in storing gasoline. These hazards and risks include fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally‑imposed fines or clean‑up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others.

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

Our operations are subject to federal, state and local laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or local entities or permit revocation are inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs.

In recent years, the transport of crude oil and ethanol has become subject to additional regulation. The establishment of more stringent design or construction standards, or other requirements for railroad tank cars that are used to transport crude oil and ethanol with too short of a timeframe for compliance may lead to shortages of compliant railcars available to transport crude oil and ethanol, which could adversely affect our businesses. Likewise, in recent years, efforts have commenced to seek to use federal, state and local laws to contest issuance of permits, contest renewal of permits and restrict the types of railroad tanks cars that can be used to deliver products, including, without limitation, crude oil and ethanol to bulk storage terminals. Were such laws to come into effect and were they to survive appeals and judicial review, they would potentially expose our operations to duplicative and possibly inconsistent regulation.

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

The risk of substantial environmental costs and liabilities is inherent in terminal operations, and we may incur substantial environmental costs and liabilities. Our terminalling operations involving the receipt, storage and delivery of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. Compliance with these laws and regulations increases our overall cost of business, including our capital costs to maintain and upgrade equipment and facilities. We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and local environmental laws in their operations. Their compliance with these requirements could increase the cost of doing business with these facilities. Please read Part I, Items 1. and 2. “Business and Properties—Environmental.”

In addition, our operations could be adversely affected if shippers of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane incur additional costs or liabilities associated with regulations, including environmental regulations. These shippers could increase their charges to us or discontinue service altogether. Similarly, many of our suppliers face a trend of increasing environmental regulations, which could likewise restrict their ability to produce crude oil or fuels, or increase their costs of production, and thus impact the price of, and/or their ability to deliver, these products.

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

The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. We may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. New environmental regulations, such as those related to the emissions of GHGs, might adversely affect the market for our products and activities, including the storage of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, as well as our waste management practices and our control of air emissions. Enactment of laws and passage of regulations regarding GHG emissions, or other actions to limit GHG emissions may reduce demand for fossil fuels and impact our businesses. Federal and state agencies also could impose additional safety regulations to which we would be subject. Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations.

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

Our businesses involve the buying, selling, gathering, blending and shipping of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil by rail, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as potential regulatory changes that may adversely impact our businesses, financial condition or results of operations.

Our operations involve the buying and selling, gathering and blending of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil and shipping it by rail to various markets including on railcars that we lease. The derailments of trains transporting such products in North America have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Additional measures have been taken in both the United States. and Canada to regulate the transportation of these products. Please read Part I, Items 1. and 2. “Business and Properties—Environmental— Hazardous Materials Transportation.”

Any changes to the existing laws and regulations, or promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars, including those used to transport crude oil, may require us to make expenditures to comply with new standards that are material to our operations, and, to the extent that new regulations require design changes or other modifications of tank cars, we may incur significant constraints on transportation capacity during the period while tank cars are being retrofitted or newly constructed to comply with the new regulations. We cannot assure that the totality of costs incurred to comply with any new standards and regulations and any impacts on our operations will not be material to our businesses, financial condition or results of operations. In addition, any derailment of railcars involving products that we have purchased or are shipping may result in claims being brought against us that may involve significant liabilities. Although we believe that we are adequately insured against such events, we cannot assure you that our policies will cover the entirety of any damages that may arise from such an event.

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane we purchase, store, transport and sell.

Various federal, state and local government agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Our businesses include such commodities. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product and our sales volume, require us to incur additional handling costs and/or require the expenditure of capital. For instance, different product specifications for different markets could require additional storage. If we are unable to procure product or recover these costs through increased sales, we may not be able to meet our financial obligations. Failure to comply with these regulations could result in substantial penalties.

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

Regulations related to wages also affect our businesses. Any increase in the statutory minimum wage would result in an increase in our labor costs and such cost increase could adversely affect our businesses, financial condition and results of operations.

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

We incur costs for providing facility security and may incur additional costs in the future with respect to the receipt, storage and distribution of our products. Additional security measures could also restrict our ability to distribute refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. Any future terrorist attack on our facilities, or those of our customers, could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

We depend on key personnel for the success of our businesses.

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

We depend on unionized labor for the operation of certain of our terminals. Any work stoppages or labor disturbances at these terminals could disrupt our businesses.

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

We rely on our information technology systems to manage numerous aspects of our businesses, and a disruption of these systems could adversely affect our businesses.

We depend on our information technology (“IT”) systems to manage numerous aspects of our businesses and to provide analytical information to management. Our IT systems are an essential component of our businesses and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our businesses effectively. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, cyber and other security breaches and computer viruses. While we believe we have adequate systems and controls in place, we are continuously working to install new, and upgrade our existing, information technology systems and provide employee awareness around phishing, malware and other cyber risks in an effort to ensure that we are protected against cyber risks and security breaches. We have a disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an IT systems failure. Any failure or interruption in our IT systems could have a negative impact on our operating results, cause our businesses and competitive position to suffer and damage our reputation.

In the normal course of our businesses, we may obtain personal data, including credit card information. While we believe we have adequate cyber and other security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition.

If we fail to maintain an effective system of internal controls, then we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our businesses and the trading price of our units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If our efforts to maintain internal controls are not successful or if we are unable to maintain adequate controls over our financial processes and reporting in the future or if we are unable to comply with our obligations under Section 404 of the Sarbanes‑Oxley Act of 2002, our operating results could be harmed or we may fail to meet our reporting obligations. Ineffective internal controls also could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

Risks Related to our Structure

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.

As of March 5, 2019, affiliates of our general partner, including directors and executive officers and their affiliates, owned 21.5% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.” These conflicts include, among others, the following situations:

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
•

Our general partner has limited its liability and reduced its fiduciary duties under the partnership agreement, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, common unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law. Additionally, our partnership agreement provides that we, and the officers and directors of our general partner, do not owe any duties, including fiduciary duties, or have any liabilities to holders of the Series A Preferred Units.

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

Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Noncompetition.”

Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. Our partnership agreement provides that we, and the officers and directors of our general partner, do not owe any duties, including fiduciary duties, or have any liabilities to holders of the Series A Preferred Units. Additionally, our partnership agreement:

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

By purchasing a unit, a unitholder will become bound by the provisions of the partnership agreement, including the provisions described above.

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or remove our general partner without the consent of the holders of at least 66 2/3% of the outstanding common units (including common units held by our general partner and its affiliates), which could lower the trading price of our units.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our businesses and, therefore, limited ability to influence management’s decisions regarding our businesses. Unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen entirely by its members and not by the unitholders. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding common units (including common units held by our general partner and its affiliates) is required to remove our general partner.

Although the holders of the Series A Preferred Units are entitled to limited protective voting rights with respect to certain matters, the Series A Preferred Units generally vote separately as a class along with any other series of parity securities that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of Series A Preferred Units may be significantly diluted, and the holders of such other series of parity securities that we may issue may be able to control or significantly influence the outcome of any vote.

As a result of these limitations, the prices at which the common units and the Series A Preferred Units trade could diminish because of the absence or reduction of a takeover premium in the trading price.

We may issue additional units without unitholder approval, which would dilute unitholders’ ownership interests.

Except in the case of the issuance of units that rank equal to or senior to the Series A Preferred Units, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. We are allowed to issue additional Series A Preferred Units and parity securities without any vote of the holders of the Series A Preferred Units, except where the cumulative distributions on the Series A Preferred Units or any parity securities are in arrears.

The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;
•	the amount of cash available for distribution on each unit may decrease;
•	the relative voting strength of each previously outstanding unit may be diminished; and
•	the market price of the units may decline.

We are prohibited from paying distributions on our common units if distributions on our Series A Preferred Units are in arrears.

The holders of our Series A Preferred Units are entitled to certain rights that are senior to the rights of holders of our common units, such as rights to distributions and rights upon liquidation of the Partnership. If we do not pay the required distributions on our Series A Preferred Units, we will be unable to pay distributions on our common units. Additionally, because distributions to our Series A Preferred unitholders are cumulative, we will have to pay all unpaid accumulated preferred distributions before we can pay any distributions to our common unitholders. Also, because distributions to our common unitholders are not cumulative, if we do not pay distributions on our common units with respect to any quarter, our common unitholders will not be entitled to receive distributions covering any prior periods if we later commence paying distributions on our common units. The preferences and privileges of the Series A Preferred Units could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.

Our Series A Preferred Units are subordinated to our existing and future debt obligations and could be diluted by the issuance of additional units, including additional Series A Preferred Units, and by other transactions.

The Series A Preferred Units are subordinated to all of our existing and future indebtedness. The payment of principal and interest on our debt reduces cash available for distribution to our limited partners, including the holders of our Series A Preferred Units. The issuance of additional units on parity with or senior to the Series A Preferred Units (including additional Series A Preferred Units) would dilute the interests of the holders of the Series A Preferred Units, and any issuance of equal or senior ranking securities or additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series A Preferred Units.

We cannot assure that we will be able to pay distributions on our Series A Preferred Units regularly, and the agreements governing our indebtedness may limit the cash available to make distributions on the Series A Preferred Units.

Pursuant to our partnership agreement, we distribute all of our “available cash” each quarter to our limited partners. Our partnership agreement defines “Available Cash” to generally mean, for each fiscal quarter, all cash and cash equivalents on hand on the date of determination of available cash with respect to such quarter, less the amount of any cash reserves established by our general partner to:

•	provide for the proper conduct of our businesses;
•	comply with applicable law or the terms of any of our debt instruments or other agreements; or
•	provide funds for distributions to holders of our common units and Series A Preferred Units for any one or more of the next four quarters.

As a result, we do not expect to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions, these distributions could significantly reduce the cash available to us in subsequent periods to make distributions on the Series A Preferred Units.

Further, our existing debt agreements also may limit our ability to pay distributions on the Series A Preferred Units.

Change of control conversion rights may make it more difficult for a party to acquire us or discourage a party from acquiring us.

The change of control conversion feature of the Series A Preferred Units may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our common units and Series A Preferred Units with the opportunity to realize a premium over the then-current market price of such equity securities or that unitholders may otherwise believe is in their best interests.

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

An increase in interest rates may cause the market price of our units to decline.

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

One of the factors that influences the price of the Series A Preferred Units is the distribution yield on the Series A Preferred Units (as a percentage of the price of the Series A Preferred Units) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Series A Preferred Units to expect a higher distribution yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution to our limited partners, including the holders of the Series A Preferred Units. Accordingly, higher market interest rates could cause the market price of the Series A Preferred Units to decrease.

In addition, on and after August 15, 2023, the Series A Preferred Units will have a floating distribution rate set each quarterly distribution period at a percentage of the $25.00 liquidation preference equal to a floating rate of the then-current three-month LIBOR plus a spread of 6.774% per annum. The per annum distribution rate that is determined on the relevant determination date will apply to the entire quarterly distribution period following such determination date even if LIBOR increases during that period. As a result, the holders of the Series A Preferred Units will be subject to risks associated with fluctuation in interest rates and the possibility that holders will receive distributions that are lower than expected. We have no control over a number of factors, including economic, financial and political events, that impact market fluctuations in interest rates, which have in the past and may in the future experience volatility.

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

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of any class of our units.

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

Unitholders may not have limited liability if a court finds that unitholder action constitutes control of our businesses.

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
•

a unitholder’s right to act with other unitholders to remove or replace the general partner, approve some amendments to our partnership agreement or take other actions under our partnership agreement constitute “control” of our businesses.

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

Mr. Richard Slifka and his affiliates (other than us) are subject to noncompetition provisions in the omnibus agreement and business opportunity agreement. In addition, Mr. Eric Slifka’s and Mr. Andrew Slifka’s employment agreements contain noncompetition provisions. These agreements do not prohibit Messrs. Richard Slifka, Eric Slifka and Andrew Slifka and certain affiliates of our general partner from owning certain assets or engaging in certain businesses that compete directly or indirectly with us. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Noncompetition.”

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

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

The tax treatment of publicly traded partnerships or an investment in our units generally could be negatively impacted by future legislative, judicial or administrative changes in applicable tax laws or differing interpretations thereof, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units, may be negatively impacted by future administrative, legislative or judicial changes or differing interpretations thereof at any time. For example, from time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including a prior legislative proposal that would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. Although there are no current legislative or administrative proposals that would adversely impact publicly traded partnerships, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of such laws in a manner that could impact our ability to qualify as a publicly traded partnership in the future. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.  We are unable to predict whether any changes or other proposals will ultimately be enacted.

In addition, there can be no assurance that there will not be any legislative, judicial or administrative changes in tax law generally that would negatively impact the value of an investment in our units. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory and administrative developments and proposals in tax law generally and their potential effect on your investment in our units.

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate‑level income taxes.

As of December 31, 2018, we conducted substantially all of our operations of our end‑user business through six subsidiaries that are treated as corporations for federal income tax purposes. These corporations primarily engage in the retail sale of gasoline and/or operates convenience stores and collect rents on personal property leased to dealers and commissioned agents at other stations. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate‑level taxes, which reduce the cash available for distribution to us and, in turn, to common unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to common unitholders would be further reduced.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce our cash available for distribution to our common unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our common unitholders and thus will be borne indirectly by our common unitholders.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such common unitholders behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes an audit adjustment to our income tax return, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each common unitholder and former common unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our common unitholders and former common unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current common unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such common unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such common unitholders behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Even if our common unitholders do not receive any cash distributions from us, they will be required to pay taxes on their share of our taxable income.

Because common unitholders are treated as partners to whom we allocate taxable income, which could be different in amount than the cash we distribute, common unitholders are required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they do not receive any cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our common unitholders as taxable income without any increase in our cash available for distribution. Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a common unitholder’s allocable share of our net taxable income decrease such unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to a unitholder if it sells such units at a price greater than its tax basis in those units, even if the price such unitholder receives is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its common units, the unitholder may incur a tax liability in excess of the amount of cash received from the sale.

A substantial portion of the amount realized from a unitholder’s sale of our common units, whether or not representing gain, may be taxed as ordinary income to such unitholder due to potential recapture items, including depreciation recapture. Thus, a common unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than such unitholder’s adjusted basis in the common units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its common units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Common unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or businesses during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income and, in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. For taxable years beginning on or after January 1, 2022, our “adjusted taxable income” for purposes of the 30% limitation takes into account our deductions for depreciation, amortization, and depletion which could result in a limitation on a unitholder’s ability to deduct interest expense and negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to this potential limitation on the deductibility of interest expense and its impact on your investment in our common units.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our common unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our common units.

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

We currently own assets and conduct business in several states, some of which impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our businesses, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state, local and non‑U.S. tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

Treatment of distributions on our Series A Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of Series A Preferred Units than the holders of our common units and such distributions may not be eligible for the 20% deduction for qualified publicly traded partnership income.

The tax treatment of distributions on our Series A Preferred Units is uncertain. We will treat each of the holders of the Series A Preferred Units as partners for tax purposes and will treat distributions on the Series A Preferred Units as guaranteed payments for the use of capital that will generally be taxable to each of the holders of Series A Preferred Units as ordinary income. Holders of our Series A Preferred Units will recognize taxable income from the accrual of such a guaranteed payment (even in the absence of a contemporaneous cash distribution). Otherwise, except in the case of our liquidation, the holders of Series A Preferred Units are generally not anticipated to share in our items of income, gain, loss or deduction, nor will we allocate any share of our nonrecourse liabilities to the holders of Series A Preferred Units. If the Series A Preferred Units were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to each of the holders of Series A Preferred Units.

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified publicly traded partnership income, it is uncertain whether a guaranteed payment for the use of capital may constitute an allocable or distributive share of such income. As a result, the guaranteed payment for use of capital received by our Series A Preferred Units may not be eligible for the 20% deduction for qualified publicly traded partnership income.

A holder of Series A Preferred Units will be required to recognize gain or loss on a sale of Series A Preferred Units equal to the difference between the amount realized by such holder and such holder’s tax basis in the Series A Preferred Units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Series A Preferred Units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a Series A Preferred Units will generally equal the sum of the cash and the fair market value of other property paid by the holder of such Series A Preferred Units to acquire such Series A Preferred Units. Gain or loss recognized by a holder of Series A Preferred Units on the sale or exchange of a Series A Preferred Unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of Series A Preferred Units will generally not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders will be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.

Investment in the Series A Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts, and non-United States persons raises issues unique to them. The treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain and such payments may be treated as unrelated business taxable income for federal income tax purposes. Distributions to non-United States holders of Series A Preferred Units will be subject to withholding taxes. If the amount of withholding exceeds the amount of United States federal income tax due, non-United States holders of Series A Preferred Units may be required to file United States federal income tax returns in order to seek a refund of such excess.

All holders of our Series A Preferred Units are urged to consult a tax advisor with respect to the consequences of owning our Series A Preferred Units.

Item 1B. Unresolved Staff Comments.

None.

Item 3. Legal Proceedings.

The information required by this item is included in Note 22 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common units trade on the New York Stock Exchange (“NYSE”) under the symbol “GLP.” At the close of business on March 4, 2019, based upon information received from our transfer agent and brokers and nominees, we had 10,560 common unitholders, including beneficial owners of common units held in street name.

Distributions of Available Cash

Common Units and General Partner Interest

We intend to make cash distributions to common unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, capital requirements, financial condition and other factors. Our credit agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the credit agreement, occurs or would result from the cash distribution. The indentures governing our outstanding senior notes and our partnership agreement also limit our ability to make distributions to our common unitholders in certain circumstances.

Within 45 days after the end of each quarter, we will distribute all of our Available Cash (as defined in our partnership agreement) to common unitholders of record on the applicable record date. The amount of Available Cash is all cash on hand on the date of determination of Available Cash for the quarter, less the amount of cash reserves established by our general partner to provide for the proper conduct of our businesses, to comply with applicable law, any of our debt instruments or other agreements, or to provide funds for distributions to unitholders and our general partner for any one or more of the next four quarters.

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

Series A Preferred Units

On August 7, 2018, we issued 2,760,000 of our Series A Preferred Units at a price of $25.00 per Series A Preferred Unit. We used the proceeds, net of underwriting discount and expenses, of $66.4 million to reduce indebtedness under our credit agreement.

The Series A Preferred Units are a new class of equity security that ranks senior to the common units, the incentive distribution rights and each other class or series of our equity securities established after August 7, 2018, the original issue date of the Series A Preferred Units (the “Original Issue Date”), that is not expressly made senior to or on parity with the Series A Preferred Units as to the payment of distributions and amounts payable on a liquidation event.

Distributions on the Series A Preferred Units are cumulative from the Original Issue Date and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2018 (each, a “Distribution Payment Date”), to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose. Distributions on the Series A Preferred Units will be paid out of our Available Cash with respect to the quarter ended immediately preceding the applicable Distribution Payment Date. No distribution may be declared or paid or set apart for payment on any junior securities (other than a distribution payable solely in junior securities) unless full cumulative distributions have been or contemporaneously are being paid or provided for on all outstanding Series A Preferred Units and any parity securities through the most recent respective distribution periods.

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

Equity Compensation Plan

The equity compensation plan information required by Item 201(d) of Regulation S‑K in response to this item is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Table.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the quarter ended December 31, 2018.

Item 6. Selected Financial Data.

The following table presents selected historical financial and operating data of Global Partners LP for the years and as of the dates indicated. The selected historical financial data is derived from the historical consolidated financial statements of Global Partners LP.

This table should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report. In addition, this table presents non‑GAAP financial measures which we use in our businesses. These measures are not calculated or presented in accordance with generally accepted accounting principles in the United States (“GAAP”). We explain these measures and present reconciliations to the most directly comparable financial measures calculated in accordance with GAAP in Part II, Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Performance Indicators.”

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$12,672.6	$8,920.6	$8,239.6	$10,314.9	$17,269.9
Cost of sales	12,022.2	8,337.5	7,693.1	9,717.2	16,725.1
Gross profit	650.4	583.1	546.5	597.7	544.8
Selling, general and administrative expenses	171.0	155.0	149.7	177.0	154.0
Operating expenses	321.1	283.6	288.5	290.3	204.1
(Gain) loss on trustee taxes	(52.6)	16.2	—	—	—
Lease exit and termination (gain) expenses	(3.5)	—	80.7	—	—
Amortization expense	11.0	9.2	9.4	13.5	18.9
Net loss (gain) on sale and disposition of assets	5.9	(1.6)	20.5	2.1	2.2
Goodwill and long-lived asset impairment	0.4	0.8	149.9	—	—
Total operating costs and expenses	453.3	463.3	698.7	482.9	379.2
Operating income (loss)	197.1	119.8	(152.2)	114.7	165.6
Interest expense	(89.1)	(86.2)	(86.3)	(73.3)	(47.7)
Income (loss) before income tax (expense) benefit	108.0	33.5	(238.5)	41.4	117.9
Income tax (expense) benefit	(5.6)	23.6	(0.1)	1.9	(0.9)
Net income (loss)	102.4	57.1	(238.6)	43.3	117.0
Net loss (income) attributable to noncontrolling interest (1)	1.5	1.6	39.2	0.3	(2.3)
Net income (loss) attributable to Global Partners LP	103.9	58.8	(199.4)	43.6	114.7
Less: General partners’ interest in net income (loss)	1.0	0.4	(1.3)	7.7	6.0
Less: Series A preferred limited partner interest in net income	2.7	—	—	—	—
Net income (loss) attributable to common limited partners	$100.2	$58.4	$(198.1)	$35.9	$108.7
Per Unit Data
Basic net income (loss) per common limited partner unit (2)	$2.97	$1.74	$(5.91)	$1.12	$3.97
Diluted net income (loss) per common limited partner unit (2)	$2.95	$1.74	$(5.91)	$1.11	$3.95
Cash distributions per common limited partner unit (3)	$1.88	$1.85	$1.85	$2.74	$2.53
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$168.9	$348.4	$(119.9)	$62.5	$344.9
Investment activities	$(225.7)	$(61.6)	$6.4	$(649.7)	$(91.1)
Financing activities	$50.1	$(282.0)	$122.4	$583.1	$(257.8)
Other Financial Data:
EBITDA (4)	$304.3	$225.0	$(4.9)	$225.7	$242.3
Adjusted EBITDA (4)	$310.6	$224.2	$129.7	$227.8	$244.5
Distributable cash flow (5)	$173.7	$108.3	$(121.4)	$126.9	$161.2
Capital expenditures—acquisitions (6)	$171.6	$38.5	$—	$561.2	$—
Capital expenditures—maintenance and expansion (6)	$69.2	$49.8	$71.3	$92.9	$95.1
Operating Data:
Normal heating degree days (7)	5,630	5,630	5,661	5,630	5,630
Actual heating degree days	5,391	5,310	5,177	5,651	5,664
Variance from normal heating degree days	(4)%	(6)%	(9)%	0.37%	1%
Variance from prior year actual degree days	2%	3%	(8)%	(0.23)%	3%
Total gallons sold (in millions)	5,863	4,766	5,133	5,648	6,356
Variance in volume sold from prior year	23%	(7)%	(9)%	(11)%	(9)%
Balance Sheet Data (at period end):
Total assets	$2,424.3	$2,320.2	$2,564.0	$2,663.7	$2,030.8
Long—term debt	$1,034.5	$957.8	$1,025.9	$1,075.6	$593.9
Total debt	$1,137.8	$1,084.5	$1,300.5	$1,173.7	$594.6
Total liabilities	$1,925.1	$1,925.9	$2,166.2	$1,969.7	$1,394.7
Partners’ equity	$499.2	$394.3	$397.8	$694.0	$636.1

The above table reflects certain rounding conventions.

(1)

On February 1, 2013, we acquired a 60% membership interest in Basin Transload, LLC (“Basin Transload”).  The net income (loss) in the table above is attributable to the noncontrolling interest which represents Basin Transload’s 40% interest.

(2)	See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report for net income (loss) per common limited partner unit calculation.

(3)

Cash distributions declared in one calendar quarter are paid in the following calendar quarter. This amount is based on cash distributions paid during each respective year. See Note 17 of Notes to Consolidated Financial Statements included elsewhere in this report.

(4)

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, which is EBITDA adjusted for gains or losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges, are non‑GAAP financial measures which are discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to the most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In 2016, Adjusted EBITDA includes lease exit and termination expenses of $80.7 million which were recorded as a result of our December 2016 voluntary early termination of a sublease for 1,610 railcars. Excluding these expenses, Adjusted EBITDA would have been $210.4 million for 2016. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(5)

Distributable cash flow is a non‑GAAP financial measure which is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. In 2016, distributable cash flow includes a net loss on sale and disposition of assets of $20.5 million, a net goodwill and long-lived asset impairment of $114.1 million ($149.9 million, offset by $35.8 million attributed to the noncontrolling interest) and lease exit and termination expenses of $80.7 million (see Note 2 of Notes to Consolidated Financial Statements for additional information on the impairment charges and lease termination). Excluding these charges, distributable cash flow would have been $93.9 million in 2016.

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

Overview

General

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2018, we had a portfolio of 1,579 owned, leased and/or supplied gasoline stations, including 297 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $12.3 billion of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane for the year ended December 31, 2018. In addition, we had other revenues of approximately $0.4 billion for the year ended December 31, 2018 from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2018 Events

Series A Preferred Unit Offering—On August 7, 2018, we issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit in an offering registered under the Securities Act of 1933. We used the proceeds, net of underwriting discount and expenses, of $66.4 million to reduce indebtedness under our credit agreement. See Note 17 of Notes to Consolidated Financial Statements for additional information.

Acquisition from Cheshire Oil Company, LLC—On July 24, 2018, we acquired the assets of ten company-operated gasoline stations and convenience stores from New Hampshire-based Cheshire Oil Company, LLC (“Cheshire”) for approximately $33.4 million, including inventory. See Note 19 of Notes to Consolidated Financial Statements for additional information.

Acquisition from Champlain Oil Company, Inc.—On July 17, 2018, we acquired retail fuel and convenience store assets from Vermont-based Champlain Oil Company, Inc. (“Champlain”) for approximately $138.4 million, including inventory.  The acquisition included 37 company-operated gasoline stations with Jiffy Mart-branded convenience stores in Vermont and New Hampshire and approximately 24 fuel sites that are either owned or leased, including lessee dealer and commission agent locations. The transaction also included fuel supply agreements for approximately 65 gasoline stations, primarily in Vermont and New Hampshire. See Note 19 of Notes to Consolidated Financial Statements for additional information.

2017 Events

Acquisition of Gasoline and Convenience Store Assets—On October 18, 2017, we completed the acquisition of retail gasoline and convenience store assets from Honey Farms, Inc. (“Honey Farms”) in a cash transaction. The acquisition included 11 company-operated retail sites with gasoline and convenience stores and 22 company-operated stand-alone convenience stores. All of the sites are located in the greater Worcester, Massachusetts area. See Note 19 of Notes to Consolidated Financial Statements for additional information.

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

2016 Events

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

Operating Segments

We purchase refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our businesses under three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations (“GDSO”) and (iii) Commercial.

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, blending, storing and transporting refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We transport these products by railcars, barges and/or pipelines pursuant to spot or long-term contracts. From time to time, we aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by rail and ship it by barge to refiners. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

In our Wholesale segment, we obtain Renewable Identification Numbers (“RIN”) in connection with our purchase of ethanol which is used for bulk trading purposes or for blending with gasoline through our terminal system. A RIN is a renewable identification number associated with government‑mandated renewable fuel standards. To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). Our U.S. Environmental Protection Agency (“EPA”) obligations relative to renewable fuel reporting are comprised of foreign gasoline and diesel that we may import and blending operations at certain facilities.

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

As of December 31, 2018, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	297
Commissioned agents	259
Lessee dealers	237
Contract dealers	786
Total	1,579

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

Seasonality

Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our volumes in gasoline are typically higher in the second and third quarters of the calendar year. As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in our quarterly operating results.

Outlook

This section identifies certain risks and certain economic or industry‑wide factors that may affect our financial performance and results of operations in the future, both in the short‑term and in the long‑term. Our results of operations and financial condition depend, in part, upon the following:

•

Our businesses are influenced by the overall markets for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement. Results from our purchasing, storing, terminalling, transporting, selling and blending operations are influenced by prices for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, price volatility and the market for such products. Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects. When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations. Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor. A significant decrease in the price for crude oil could adversely affect the economics of domestic crude oil production which, in turn, could have an adverse effect on our crude oil logistics activities and sales. A significant decrease in crude oil differentials could also have an adverse effect on our crude oil logistics activities and sales. The prolonged decline in crude oil prices and crude oil differentials has indicated an impairment of our long-lived assets at our terminals in North Dakota. As a result of these events, we recognized a goodwill and long-lived asset impairment of $149.9 million for year ended December 31, 2016.

•

We commit substantial resources to pursuing acquisitions and expending capital for growth projects, although there is no certainty that we will successfully complete any acquisitions or growth projects or receive the economic results we anticipate from completed acquisitions or growth projects. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate transactions that at the time of consummation we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth and ability to increase or maintain distributions on our common units could be limited. We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.

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

•

We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. A disruption in these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon which could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our activities. These events could result in service disruptions and increased cost which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell or (ii) our logistics activities, could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

•

Our gasoline financial results, with particular impact to our GDSO segment, are seasonal and can be lower in the first and fourth quarters of the calendar year. Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline that we sell. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.

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

•

New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and local laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or local entities or permit revocation are inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. In recent years, the transport of crude oil and ethanol has become subject to additional regulation. The establishment of more stringent design or construction standards, or other requirements for railroad tank cars that are used to transport crude oil and ethanol with too short of a timeframe for compliance may lead to shortages of compliant railcars available to transport crude oil and ethanol, which could adversely affect our businesses. Likewise, in recent years, efforts have commenced to seek to use federal, state and local laws to contest issuance of permits, contest renewal of permits and restrict the types of railroad tanks cars that can be used to deliver products, including, without limitation, crude oil and ethanol to bulk storage terminals. Were such laws to come into effect and were they to survive appeals and judicial review, they would potentially expose our operations to duplicative and possibly inconsistent regulation. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) product margin, (2) gross profit, (3) EBITDA and Adjusted EBITDA, (4) distributable cash flow, (5) selling, general and administrative expenses (“SG&A”), (6) operating expenses and (7) degree days.

Product Margin

We view product margin as an important performance measure of the core profitability of our operations. We review product margin monthly for consistency and trend analysis. We define product margin as our product sales minus product costs. Product sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels, crude oil and propane, as well as convenience store sales, gasoline station rental income and revenue generated from our logistics activities when we engage in the storage, transloading and shipment of products owned by others. Product costs primarily include the cost of acquiring the refined petroleum products, renewable fuels, crude oil and propane and all associated costs including shipping and handling costs to bring such products to the point of sale as well as product costs related to convenience store items and costs associated with our logistics activities. We also look at product margin on a per unit basis (product margin divided by volume). Product margin is a non‑GAAP financial measure used by management and external users of our consolidated financial statements to assess our businesses. Product margin should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our product margin may not be comparable to product margin or a similarly titled measure of other companies.

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

Degree Days

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Global Partners LP	$103,905	$58,752	$(199,412)
EBITDA (1)	$304,312	$225,020	$(4,851)
Adjusted EBITDA (1)(2)	$310,606	$224,205	$129,782
Distributable cash flow (3)(4)	$173,688	$108,264	$(121,380)
Wholesale Segment:
Volume (gallons)	3,584,629	2,654,551	3,018,575
Sales
Gasoline and gasoline blendstocks	$4,732,028	$2,097,811	$2,026,315
Crude oil (5)	109,719	464,234	546,541
Other oils and related products (6)	2,049,043	1,725,537	1,534,165
Total	$6,890,790	$4,287,582	$4,107,021
Product margin
Gasoline and gasoline blendstocks	$76,741	$82,124	$83,742
Crude oil (5)	7,159	7,279	(13,098)
Other oils and related products (6)	53,389	62,799	74,271
Total	$137,289	$152,202	$144,915
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	1,632,807	1,582,056	1,588,163
Sales
Gasoline	$4,081,498	$3,434,581	$3,071,517
Station operations (7)	427,211	351,876	371,661
Total	$4,508,709	$3,786,457	$3,443,178
Product margin
Gasoline	$373,303	$326,536	$289,420
Station operations (7)	203,098	174,986	183,708
Total	$576,401	$501,522	$473,128
Commercial Segment:
Volume (gallons)	645,393	529,705	526,486
Sales	$1,273,103	$846,513	$689,440
Product margin	$23,611	$17,858	$24,018
Combined sales and product margin:
Sales	$12,672,602	$8,920,552	$8,239,639
Product margin (8)	$737,301	$671,582	$642,061
Depreciation allocated to cost of sales	(86,892)	(88,530)	(95,571)
Combined gross profit	$650,409	$583,052	$546,490

GDSO portfolio as of December 31, 2018, 2017 and 2016:
Company operated	297	264	248
Commissioned agents	259	267	281
Lessee dealers	237	230	246
Contract dealers	786	694	683
Total GDSO portfolio	1,579	1,455	1,458

	Year Ended December 31,
	2018	2017	2016
Weather conditions:
Normal heating degree days	5,630	5,630	5,661
Actual heating degree days	5,391	5,310	5,177
Variance from normal heating degree days	(4)%	(6)%	(9)%
Variance from prior period actual heating degree days	2%	3%	(8)%

(1)

EBITDA and Adjusted EBITDA are non‑GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

Adjusted EBITDA in 2018 also includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit and a lease exit and termination gain of $3.5 million. Adjusted EBITDA in 2016 also includes lease exit and termination expenses of $80.7 million which were recorded as a result of our December 2016 voluntary early termination of a sublease for 1,610 railcars. Excluding these expenses, Adjusted EBITDA would have been $210.4 million for 2016. See Note 2 of Notes to Consolidated Financial Statements for additional information on these events.

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

(4)

Distributable cash flow includes a net loss on sale and disposition of assets of $5.9 million, $12.5 million and $20.5 million for 2018, 2017 and 2016, respectively, and a net goodwill and long-lived asset impairment of $0.4 million, $0.8 million and $114.1 million ($149.9 million, offset by $35.8 million attributed to the noncontrolling interest) for 2018, 2017 and 2016, respectively. Distributable cash flow for 2016 also includes lease exit and termination expenses of $80.7 million which were recorded as a result of our voluntary early termination of a sublease for 1,610 railcars. See Note 2 of Notes to Consolidated Financial Statements for additional information on the lease termination and impairment charges. Excluding the loss on sale and disposition of assets, impairment charges and lease exit and termination expenses, distributable cash flow would have been $180.0 million, $121.6 million and $93.9 million for 2018, 2017 and 2016, respectively. In 2018, distributable cash flow also includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 2 of Notes to Consolidated Financial Statements). In 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017 (see Note 6 of Notes to Consolidated Financial Statements).

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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2018	2017	2016
Reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$102,403	$57,117	$(238,623)
Net loss attributable to noncontrolling interest	1,502	1,635	39,211
Net income (loss) attributable to Global Partners LP	103,905	58,752	(199,412)
Depreciation and amortization, excluding the impact of noncontrolling interest	105,639	103,601	108,189
Interest expense, excluding the impact of noncontrolling interest	89,145	86,230	86,319
Income tax expense (benefit)	5,623	(23,563)	53
EBITDA	304,312	225,020	(4,851)
Net loss (gain) on sale and disposition of assets	5,880	(1,624)	20,495
Goodwill and long-lived asset impairment	414	809	149,972
Goodwill and long-lived asset impairment attributable to noncontrolling interest	—	—	(35,834)
Adjusted EBITDA (1)	$310,606	$224,205	$129,782

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$168,856	$348,442	$(119,886)
Net changes in operating assets and liabilities and certain non-cash items	40,385	(185,673)	(6,795)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	303	(416)	35,458
Interest expense, excluding the impact of noncontrolling interest	89,145	86,230	86,319
Income tax expense (benefit)	5,623	(23,563)	53
EBITDA	304,312	225,020	(4,851)
Net loss (gain) on sale and disposition of assets	5,880	(1,624)	20,495
Goodwill and long-lived asset impairment	414	809	149,972
Goodwill and long-lived asset impairment attributable to noncontrolling interest	—	—	(35,834)
Adjusted EBITDA (1)	$310,606	$224,205	$129,782

(1)

Adjusted EBITDA in 2018 also includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit and a lease exit and termination gain of $3.5 million. Adjusted EBITDA in 2016 also includes lease exit and termination expenses of $80.7 million which were recorded as a result of our December 2016 voluntary early termination of a sublease for 1,610 railcars. Excluding these expenses, Adjusted EBITDA would have been $210.4 million for 2016. See Note 2 of Notes to Consolidated Financial Statements for additional information on these events.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2018	2017	2016
Reconciliation of net income (loss) to distributable cash flow:
Net income (loss)	$102,403	$57,117	$(238,623)
Net loss attributable to noncontrolling interest	1,502	1,635	39,211
Net income (loss) attributable to Global Partners LP	103,905	58,752	(199,412)
Depreciation and amortization, excluding the impact of noncontrolling interest	105,639	103,601	108,189
Amortization of deferred financing fees and senior notes discount	6,873	7,089	7,412
Amortization of routine bank refinancing fees	(4,088)	(4,277)	(4,580)
Non-cash tax reform benefit	—	(22,183)	—
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(38,641)	(34,718)	(32,989)
Distributable cash flow (1)(2)	173,688	108,264	(121,380)
Distributions to Series A preferred unitholders (3)	(2,691)	—	—
Distributable cash flow after distributions to Series A preferred unitholders	$170,997	$108,264	$(121,380)

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$168,856	$348,442	$(119,886)
Net changes in operating assets and liabilities and certain non-cash items	40,385	(185,673)	(6,795)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	303	(416)	35,458
Amortization of deferred financing fees and senior notes discount	6,873	7,089	7,412
Amortization of routine bank refinancing fees	(4,088)	(4,277)	(4,580)
Non-cash tax reform benefit	—	(22,183)	—
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(38,641)	(34,718)	(32,989)
Distributable cash flow (1)(2)	173,688	108,264	(121,380)
Distributions to Series A preferred unitholders (3)	(2,691)	—	—
Distributable cash flow after distributions to Series A preferred unitholders	$170,997	$108,264	$(121,380)

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.

(2)

Distributable cash flow includes a net loss on sale and disposition of assets of $5.9 million, $12.5 million and $20.5 million for 2018, 2017 and 2016, respectively, and a net goodwill and long-lived asset impairment of $0.4 million, $0.8 million and $114.1 million ($149.9 million, offset by $35.8 million attributed to the noncontrolling interest) for 2018, 2017 and 2016, respectively. Distributable cash flow for 2016 also includes lease exit and termination expenses of $80.7 million which were recorded as a result of our voluntary early termination of a sublease for 1,610 railcars. See Note 2 of Notes to Consolidated Financial Statements for additional information on the lease termination and impairment charges. Excluding the loss on sale and disposition of assets, impairment charges and lease exit and termination expenses, distributable cash flow would have been $180.0 million, $121.6 million and $93.9 million for 2018, 2017 and 2016, respectively. In 2018, distributable cash flow also includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 2 of Notes to Consolidated Financial Statements). In 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017 (see Note 6 of Notes to Consolidated Financial Statements).

(3)

Distributions to Series A preferred unitholders represent the distributions earned by the preferred unitholders during the period. Distributions on the Series A Preferred Units are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2018.

Results of Operations for Years 2018, 2017 and 2016

Consolidated Sales

Our total sales were $12.7 billion and $8.9 billion for 2018 and 2017, respectively, an increase of $3.8 billion, or 42%, due to increases in prices and in volume sold. Our aggregate volume of product sold was 5.8 billion gallons and 4.7 billion gallons for 2018 and 2017, respectively an increase of 1.1 billion gallons. The increase in volume sold includes an increase of 930 million gallons in our Wholesale segment, reflecting an increase in gasoline and gasoline blendstocks offset by declines in volume sold in crude oil and distillates, and increases of 116 million gallons in our Commercial segment and 51 million gallons in our GDSO segment.

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

Gross Profit

Our gross profit was $650.4 million and $583.1 million for 2018 and 2017, respectively, an increase of $67.3 million, or 12%, primarily due to the acquisitions of Champlain and Cheshire in July 2018 and Honey Farms in October 2017 (collectively our “Recent Acquisitions”) and to higher fuel margins in our GDSO segment, largely in the fourth quarter. The increase in gross profit was partially offset by less favorable market conditions in our Wholesale segment, primarily in gasoline and distillates.

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

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $4.7 billion and $2.1 billion for 2018 and 2017, respectively, an increase of $2.6 billion, or 126%, due to increases in prices and volume sold, primarily in gasoline. Our gasoline and gasoline blendstocks product margin was $76.7 million and $82.1 million for 2018 and 2017, respectively, a decrease of $5.4 million, or 7%, primarily due to less favorable market conditions in gasoline, offset by improved margins in gasoline blendstocks, primarily ethanol, due to more favorable market conditions. Our product margin in 2017 benefited from weather-related supply disruptions in the third quarter of 2017 that did not occur in 2018.

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

Crude Oil.  Crude oil sales and logistics revenues were $0.1 billion and $0.5 billion for 2018 and 2017, respectively, a decrease of $0.4 billion, or 76%, due to a decline in volume sold as crude by rail differentials continued to be challenged. Our crude oil product margin was $7.2 million and $7.3 million for 2018 and 2017, respectively, a decrease of $0.1 million, or 1%, primarily due to lower contract revenue, partially offset by lower pipeline related expense, lower railcar lease and related expenses and lower terminal lease expense associated with the expiration of a terminal lease in the fourth quarter of 2017. Our product margin for 2017 was positively impacted by $43.2 million in revenue recognized related to a take-or-pay contract with one particular customer compared to $21.6 million in revenue recognized in 2018 due to the expiration of that contract in June 2018. Our product margin for 2017 was negatively impacted by a $13.1 million expense  associated with the acceleration and corresponding termination of a contractual obligation under a pipeline connection agreement with Tesoro related to the Beulah, North Dakota facility.

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

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $2.1 billion and $1.7 billion for 2018 and 2017, respectively, increasing by $323.5 million, or 19%, due to an increase in prices, partially offset by a decline in distillate volume sold. Our product margin from other oils and related products was $53.4 million and $62.8 million for 2018 and 2017, respectively, a decrease of $9.4 million, or 15%, primarily due to less favorable market conditions in distillates in the first and third quarters of 2018, offset by improved margins in distillates in the fourth quarter. Our product margin in other oils and related products for both 2018 and 2017 were negatively impacted due to warmer than normal temperatures.

Sales from other oils and related products were $1.7 billion and $1.5 billion for 2017 and 2016, respectively, an increase of $0.2 billion, or 13%, primarily due to an increase in prices, partially offset by a decrease in volume. Our product margin from other oils and related products was $62.8 million and $74.3 million for 2017 and 2016, respectively, a decrease of $11.5 million, or 15%. Our product margin for 2017 was negatively impacted due to less favorable market conditions during the second and fourth quarters of 2017.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $4.1 billion and $3.4 billion for 2018 and 2017, respectively, an increase of $0.7 billion, or 19%, primarily due to an increase in prices for most of 2018 and to an increase in volume sold due to our Recent Acquisitions. Our product margin from gasoline distribution was $373.3 million and $326.5 million for 2018 and 2017, respectively, an increase of $46.8 million, or 14%, primarily due to higher fuel margins as wholesale gasoline prices declined during the fourth quarter of 2018 and to our Recent Acquisitions. Our product margin for 2018 was negatively impacted by rising wholesale gasoline prices during the first six months of the year. Rising wholesale gasoline prices typically compress our gasoline product margin and declining wholesale gasoline prices typically improve our gasoline product margin, the extent of which depends on the magnitude and duration.

Sales from gasoline distribution were $3.4 billion and $3.1 billion for 2017 and 2016, respectively, an increase of $0.3 billion, or 10%, due to an increase in prices. Our product margin from gasoline distribution was $326.5 million and $289.4 million for 2017 and 2016, respectively, an increase of $37.1 million, or 13%. The increase in our gasoline product margin was primarily due to declining wholesale gasoline prices during the second, third and fourth quarters of 2017.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $0.4 billion for each of 2018 and 2017, increasing by $75.3 million, or 21%. Our product margin from station operations was $203.1 million and $175.0 million for 2018 and 2017, respectively, an increase of $28.1 million, or 16%. The increases in sales and product margin are primarily due to our Recent Acquisitions, partially offset by the sale of non-strategic sites.

Revenues from our station operations, were $0.4 billion for each of 2017 and 2016, decreasing by $19.8 million, or 5%. Our product margin from station operations was $175.0 million and $183.7 million for 2017 and 2016, respectively, a decrease of $8.7 million, or 5%. The decreases in sales and product margin in 2017 are primarily due to the sale of sites, including the Drake Sites sold in August 2016, partially offset by the addition of leased company operated sites in April 2016 and the acquisition of Honey Farms in October 2017.

Results for Commercial Segment

Our commercial sales were $1.3 billion and $0.8 billion for 2018 and 2017, respectively, increasing by $426.6 million, or 50%, due to increases in prices and in volume sold. Our commercial product margin was $23.6 million and $17.9 million for 2018 and 2017, respectively, an increase of $5.7 million, or 32%, primarily due to an increase in bunkering activity.

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

Selling, General and Administrative Expenses

SG&A expenses were $171.0 million and $155.0 million for 2018 and 2017, respectively, an increase of $16.0 million, or 10%, including increases of $4.6 million in incentive compensation, $3.2 million in acquisition costs, $2.1 million in wages and benefits, $1.2 million in license fees, $1.1 million in depreciation, $0.9 million in bad debt expense and $2.9 million in various SG&A expenses. The increase in acquisitions costs consists of $3.9 million incurred in 2018 related to Champlain and Cheshire compared to $0.7 million incurred in 2017 related to Honey Farms.

SG&A expenses were $155.0 million and $149.7 million for 2017 and 2016, respectively, an increase of $5.3 million, or 4%, including increases of $5.2 million in incentive compensation and $2.4 million in professional fees. In addition, during 2017, we incurred $1.1 million for certain costs in connection with a compensation funding agreement with our general partner (see Note 16 of Notes to Consolidated Financial Statements). The increase in SG&A expenses was offset, in part, by decreases of $0.9 million in bad debt expense and $0.6 million in salaries and wages, as well as a decline of $1.9 million in severance charges incurred primarily in 2016 related to a reduction in our workforce.

Operating Expenses

Operating expenses were $321.1 million and $283.6 million for 2018 and 2017, respectively, an increase of $37.5 million, or 13%, primarily due to an increase of $35.5 million associated with our GDSO operations, due largely to our Recent Acquisitions and to increases in credit card fees, partially offset by a decrease in expenses due to the sale of sites. Operating expenses associated with our terminal operations increased by $2.0 million.

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

Gain (loss) on Trustee Taxes

In 2018, we recognized a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011. Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required.

In 2017, we recognized a loss on trustee taxes of $16.2 million related to an administratively closed New York State tax audit of our fuel and sales tax returns for the periods between December 2008 through August 2013.

See Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies—Trustee Taxes” for additional information.

Lease Exit and Termination Gain (Expenses)

In 2018, we were released from certain of our obligations to provide railcar storage, freight, insurance and other services for railcars under a fleet management services agreement associated with our 2016 voluntary termination of a railcar sublease. The release of certain of those obligations resulted in a $3.5 million reduction of the remaining accrued incremental costs.

In 2016, the lease exit and termination expenses of $80.7 million represent a one-time discounted lease termination expense related to the early termination of a sublease for 1,610 railcars leased from a third party.

See Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies—Leases” for additional information.

Amortization Expense

Amortization expense related to our intangible assets was $11.0 million, $9.2 million and $9.4 million for 2018, 2017 and 2016, respectively. The increases of $1.8 million in 2018 compared to 2017 was primarily due to the intangibles acquired in the Recent Acquisitions.

Net (Loss) Gain on Sale and Disposition of Assets

We had net losses on the sale and disposition of assets of ($5.9 million), ($12.5 million) and ($20.5 million) for 2018, 2017 and 2016, respectively, primarily due to the sale of GDSO sites. Included in the net loss on sale and disposition of assets is approximately $3.9 million, $4.0 million and $17.9 million for 2018, 2017 and 2016, respectively, of goodwill derecognized as part of the site divestitures. For 2017, we recorded a $14.2 million gain associated with the sale of our natural gas marketing and electricity brokerage businesses in February 2017.

See Note 6 of Notes to Consolidated Financial Statements for additional information.

Goodwill and Long-Lived Asset Impairment

In 2018 and 2017, we recognized a long-lived asset impairment charge of $0.4 million and $0.8 million, respectively, relating to long-lived assets used at certain gasoline stations and convenience stores associated with our GDSO segment. In 2016, we recognized a goodwill impairment charge of $121.7 million related to the Wholesale reporting unit and a long-lived asset impairment charge of $28.2 million, substantially all of which is due to crude oil related activities. See Note 2 of Notes to Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges.

Interest Expense

Interest expense was $89.1 million and $86.2 million for 2018 and 2017, respectively, an increase of

$2.9 million, or 3%, primarily due to higher average balances on our credit facilities for 2018, in part due to the acquisitions of Champlain and Cheshire, an increase in inventory attributable to both volume and price, and an increase in interest rates for 2018 compared to 2017.

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

Income Tax (Expense) Benefit

Income tax (expense) benefit was ($5.6 million), $23.6 million and ($0.1 million) for 2018, 2017 and 2016, respectively. The income tax (expense) benefit recognized primarily reflects the income tax (expense) benefit from the operating results of GMG, which is a taxable entity for federal and state income tax purposes. The income tax benefit in 2017 was primarily due to the impact of the enactment of the Tax Cuts and Jobs Act in December 2017 (“the Act”). As a result of the enactment of this law, we remeasured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, resulting in a decrease to our net deferred tax liability of $22.2 million in the fourth quarter of 2017, which was recorded based on provisional amounts.  As of December 31, 2018, we completed our accounting for all of the tax effects of the enactment of the Act, including the effects on our existing deferred tax balances and one-time transition tax. There were no material adjustments to the provisional tax expense estimate that was previously recorded related to the Act. See Notes 2 and 12 of Notes to Consolidated Financial Statements for additional information on income taxes.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload. The net loss income attributable to noncontrolling interest was $1.5 million, $1.6 million and $39.2 million for 2018, 2017 and 2016, respectively, which represents the 40% noncontrolling ownership of the net loss reported. The noncontrolling interest for 2016 includes a $35.8 million goodwill and long-lived asset impairment.

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

Working capital was $292.2 million and $209.5 million at December 31, 2018 and 2017, respectively, an increase of $82.7 million, in part due to an increase of $35.7 million in inventories resulting from an increase in inventory volume and decreases of $67.7 million in trustee taxes payable and $23.4 million in the current portion of our working capital revolving credit facility which represents the amount we expect to pay down during the course of the year (see Note 7 of Notes to Consolidated Financial Statements). The decrease in trustee taxes payable was largely attributable to the $52.6 million extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit and the settlement of a trustee tax loss recognized in the fourth quarter of 2017 (see Note 2 of Notes to Consolidated Financial Statements). The increase in working capital was partially offset by a decrease of $82.5 million in accounts receivable, due largely to the take-or-pay receivable with one particular crude oil contract customer in 2017.

Cash Distributions

Common Units

During 2018, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2018	$15.8 million	Fourth quarter 2017
May 15, 2018	$15.8 million	First quarter 2018
August 14, 2018	$16.3 million	Second quarter 2018
November 14, 2018	$16.3 million	Third quarter 2018

In addition, on January 28, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.50 per unit ($2.00 per unit on an annualized basis) on all of our outstanding common units for the period from October 1, 2018 through December 31, 2018 to our common unitholders of record as of the close of business February 8, 2019. This distribution resulted in our reaching our second target level distribution for the quarter ended December 31, 2018. On February 14, 2019, we paid the total cash distribution of approximately $17.3 million.

Preferred Units

On November 15, 2018, we paid a cash distribution to holders of the Series A Preferred Units in the total amount of $1.8 million covering the period from August 7, 2018 (the issuance date of the Series A Preferred Units) through November 14, 2018.

In addition, on January 22, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on our Series A Preferred Units for the period from November 15, 2018 through February 14, 2019 to our preferred unitholders of record as of the opening of business on February 1, 2019. On February 15, 2019, we paid the total cash distribution of approximately $1.7 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2018 were as follows (in thousands):

	Payments Due by Period
					2023 and
Contractual Obligations	2019	2020	2021	2022	Thereafter	Total
Credit facility obligations (1)	$123,129	$377,715	$—	$—	$—	$500,844
Senior notes obligations (2)	44,438	44,438	44,438	407,719	310,500	851,533
Operating lease obligations (3)	100,262	69,312	59,384	46,415	135,079	410,452
Other long-term liabilities (4)	29,227	26,418	24,078	20,826	60,315	160,864
Financing obligations (5)	14,769	15,094	15,426	15,766	121,177	182,232
Total	$311,825	$532,977	$143,326	$490,726	$627,071	$2,105,925

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2018 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of April 30, 2020 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

(2)

Includes principal and interest on our senior notes. No principal payments are required prior to maturity. The increase in 2022 is due to our 6.25% senior notes maturing in July 2022. See Note 7 of Notes to Consolidated Financial Statements for additional information on our senior notes.

(3)

Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and throughputs, gasoline stations, railcars and barges. See Note 10 of Notes to Consolidated Financial Statements for additional information.

(4)

Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements, our natural gas transportation and reservation agreements and our access right agreements (see Note 10 of Notes to Consolidated Financial Statements for additional information on these agreements) and pension and deferred compensation obligations.

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

See Note 10 of Notes to Consolidated Financial Statements with respect to purchase commitments and sublease information related to certain lease agreements.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $38.6 million, $34.7 million and $33.0 million in maintenance capital expenditures for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $33.6 million, $27.9 million and $25.7 million for 2018, 2017 and 2016, respectively, are related to our investments in our gasoline stations. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new‑to‑industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $175.7 million, $29.2 million and $38.3 million in expansion capital expenditures, including acquisitions, for the years ended December 31, 2018, 2017 and 2016, respectively.

In 2018, the $175.7 million in expansion capital expenditures included approximately $145.1 million in property and equipment associated with the acquisitions of Cheshire and Champlain. In addition, we had $30.6 million in expansion capital expenditures primarily related to investments in our gasoline stations, including, in part, raze and rebuilds and new-to-industry sites.

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

We currently expect maintenance capital expenditures of approximately $40.0 million to $50.0 million and expansion capital expenditures, excluding acquisitions, of approximately $40.0 million to $50.0 million in 2019, relating primarily to investments in our gasoline station business. These current estimates depend, in part, on the timing of completion of projects, availability of equipment, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity for the years ended December 31 (in thousands):

	2018	2017	2016
Net cash provided by (used in) operating activities	$168,856	$348,442	$(119,886)
Net cash (used in) provided by investing activities	$(225,720)	$(61,644)	$6,447
Net cash provided by (used in) financing activities	$50,127	$(281,968)	$122,351

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $168.9 million and $348.4 million for 2018 and 2017, respectively, for a year-over-year decrease in cash flow from operating activities of $179.5 million. For 2018, cash flow from operating activities was not impacted by the non-cash gain of $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit. This gain was included in net income and offset by the corresponding decrease in the liability which had historically been included in trustee taxes (see Note 2 of Notes to Consolidated Financial Statements).

Net cash provided by operating activities was $348.4 million for 2017 compared to net cash used in operating activities of $119.9 million for 2016, for a year‑over‑year increase in cash flows from operating activities of $468.3 million.

The primary drivers of the changes in operating activities include the following (in thousands):

	2018	2017	Change	2017	2016	Change
Decrease (increase) in accounts receivable	$81,898	$3,886	$78,012	$3,886	$(110,237)	$114,123
(Increase) decrease in inventories	$(29,778)	$173,167	$(202,945)	$173,167	$(135,888)	$309,055
(Decrease) increase in accounts payable	$(4,433)	$(6,850)	$2,417	$(6,850)	$17,410	$(24,260)

In 2018, the decrease in accounts receivable was due largely to the take-or-pay receivable with one particular crude oil contract customer at December 31, 2017 that was not recognized at December 31, 2018. The increase in inventories was due to higher inventory volume. The decrease in operating cash flow was also impacted by the year-over-year change in derivatives of $34.1 million due to market direction and in trustee taxes of $24.2 million. The change in trustee taxes in 2017 includes the $16.2 million payment related to an administratively closed New York State tax audit of our fuel and sales tax returns for the periods between December 2008 through August 2013.

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

Investing Activities

Net cash used in investing activities was $225.7 million for 2018 and included $138.2 million and $33.4 million in cash used to fund the acquisitions of Champlain and Cheshire, respectively, including inventory, $38.6 million in maintenance capital expenditures, $30.6 million in expansion capital expenditures and $3.3 million in seller note issuances, offset by $18.4 million in proceeds from the sale of property and equipment. The seller note issuances represent notes we received from buyers in connection with the sale of certain of our gasoline stations.

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

Net cash provided by investing activities was $6.4 million for 2016 and included $77.7 million in proceeds from the sale of property and equipment, primarily associated with the sale of the Drake Sites, the periodic divestiture of gasoline stations and the strategic asset divestiture program,  offset by $38.3 million in expansion capital expenditures and $33.0 million in maintenance capital expenditures.

Please read “—Capital Expenditures” for a discussion of our expansion capital expenditures for the years ended December 31, 2018, 2017 and 2016.

Financing Activities

Net cash provided by financing activities was $50.1 million for 2018 and included $66.4 million in net proceeds from the issuance of the Series A Preferred Units, $26.6 million in net borrowings from our revolving credit facility and $24.0 million in borrowings from our working capital revolving credit facility, offset by $66.0 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner and $0.8 million in LTIP units withheld for tax obligations related to awards that vested in 2018.

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

Net cash provided by financing activities was $122.4 million for 2016 and included $176.5 million in net borrowings from our working capital revolving credit facility, primarily due to an increase in prices, and $62.5 million in net proceeds from our sale-leaseback transaction, offset by $62.5 million in cash distributions to our common unitholders and our general partner, $52.3 million in net payments on our revolving credit facility representing proceeds from asset sales which was partially offset by $61.7 million in borrowings in connection with our railcar sublease termination, and $1.8 million in distributions to our noncontrolling interest at Basin Transload.

See Note 7 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility for 2018, 2017 and 2016.

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

The average interest rates for the credit agreement were 4.0%, 3.7% and 3.5% for the years ended December 31, 2018, 2017 and 2016, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.35% to 0.50% per annum.

As of December 31, 2018, we had total borrowings outstanding under the credit agreement of $473.3 million, including $220.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $56.0 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $770.7 million and $810.3 million at December 31, 2018 and 2017, respectively.

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

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2018. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

6.25% Senior Notes

On June 19, 2014, we and GLP Finance Corp. (collectively, the “Issuers”) entered into a Purchase Agreement with the Initial Purchasers (as defined therein) (the “Initial Purchasers”) pursuant to which the Issuers agreed to sell $375.0 million aggregate principal amount of the Issuers’ 6.25% senior notes due 2022 (the “6.25% Notes”) to the Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The 6.25% Notes were resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

The Issuers have the option to redeem the 6.25% Notes, in whole or in part, at the redemption prices of 103.125% for the twelve‑month period beginning July 15, 2018, 101.563% for the twelve‑month period beginning July 15, 2019, and 100.0% beginning on July 15, 2020 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the notes may require the Issuers to repurchase the 6.25% Notes following certain asset sales or a Change of Control (as defined in the Indenture) at the prices and on the terms specified in the Indenture.

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

7.00% Senior Notes

On June 1, 2015, the Issuers entered into a Purchase Agreement with the Initial Purchasers (as defined therein) (the “7.00% Notes Initial Purchasers”) pursuant to which the Issuers agreed to sell $300.0 million aggregate principal amount of the Issuers’ 7.00% senior notes due 2023 (the “7.00% Notes”) to the 7.00% Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act. The 7.00% Notes were resold by the 7.00% Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

The Issuers have the option to redeem the 7.00% Notes, in whole or in part, at the redemption prices of 105.250% for the twelve-month period beginning June 15, 2018, 103.500% for the twelve-month period beginning June 15, 2019, 101.750% for the twelve-month period beginning June 15, 2020, and 100.0% beginning June 15, 2021 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the 7.00% Notes may require the Issuers to repurchase the 7.00% Notes following certain asset sales or a Change of Control (as defined in the 7.00% Notes Indenture) at the prices and on the terms specified in the 7.00% Notes Indenture.

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

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”). In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Interest expense of approximately $9.4 million, $9.6 million and $9.6 million was recorded for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in interest expense in the accompanying consolidated statements of operations. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $9.7 million, $9.7 million and $9.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The financing obligation balance outstanding at December 31, 2018 was $87.5 million associated with the Capitol acquisition.

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

The sale did not meet the criteria for sale accounting as of December 31, 2018 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as we did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, we did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2018.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated. We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.4 million, $4.4 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and lease rental payments were $4.5 million, $4.5 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The financing obligation balance outstanding at December 31, 2018 was $62.5 million associated with the Sale-Leaseback Transaction.

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements.

Impact of Inflation

Inflation has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2018, 2017 and 2016.

Environmental Matters

Our businesses of supplying refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, and other business activities, involves a number of activities that are subject to extensive and stringent environmental laws. For a complete discussion of the environmental laws and regulations affecting our businesses, please read Items 1 and 2, “Business and Properties—Environmental.” For additional information regarding our environmental liabilities, see Note 13 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

Inventory

We hedge substantially all of our petroleum and ethanol inventory using a variety of instruments, primarily exchange‑traded futures contracts. These futures contracts are entered into when inventory is purchased and are either designated as fair value hedges against the inventory on a specific barrel basis for inventories qualifying for fair value hedge accounting or not designated and maintained as economic hedges against certain inventory of ours on a specific barrel basis. Changes in fair value of these futures contracts, as well as the offsetting change in fair value on the hedged inventory, are recognized in earnings as an increase or decrease in cost of sales. All hedged inventory designated in a fair value hedge relationship is valued using the lower of cost, as determined by specific identification, or net realizable value, as determined at the product level. All petroleum and ethanol inventory not designated in a fair value hedging relationship is carried at the lower of historical cost, on a first‑in, first‑out basis, or net realizable value. RIN inventory is carried at the lower of historical cost, on a first-in, first-out basis, or net realizable value. Convenience store inventory is carried at the lower of historical cost, based on a weighted average cost method, or net realizable value.

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

Leases

We have terminal and throughput lease arrangements with various other oil terminals and third parties, certain of which arrangements have minimum usage requirements. In addition, we lease certain gasoline stations from third parties under long‑term arrangements with various expiration dates. We also have several long‑term lease agreements with Getty Realty, which enables us to supply and operate certain Getty Realty gasoline station sites, and with the Port of Columbia County (formerly known as Port of St. Helens) in Clatskanie, Oregon for land and for access rights to a rail spur and dock located at our Oregon facility.

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

We will be adopting ASU 2016-02, “Leases,” effective beginning in the first quarter of 2019 and do not expect this standard will have a material effect on our consolidated statement of operations. However, we estimate approximately $0.3 billion of right-of-use assets and liabilities will be recognized upon adoption on our consolidated balance sheet.

Revenue Recognition

Our sales relate primarily to the sale of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. We may also provide for shipping costs at the time of sale, which are included in cost of sales.

Contracts with customers typically contain pricing provisions that are tied to a market index, with certain adjustments based on quality and freight due to location differences and prevailing supply and demand conditions, as well as other factors. As a result, the price of the products fluctuates to remain competitive with other available product supplies. The revenue associated with such arrangements is recognized upon delivery.

In addition, we generate revenue from our logistics activities when we store, transload and ship products owned by others. Revenue from logistics services is recognized as services are provided.

Logistics agreements may require counterparties to throughput a minimum volume over an agreed-upon period and may include make-up rights if the minimum volume is not met. We recognize revenue associated with make-up rights at the earlier of when the make-up volume is shipped, the make-up right expires or when it is determined that the likelihood that the shipper will utilize the make-up right is remote.

We also recognize convenience store sales of gasoline, grocery and other merchandise and sundries at the time of the sale to the customer. Gasoline station rental income is recognized on a straight‑line basis over the term of the lease.

Product revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products, gasoline blendstocks, renewable fuels and crude oil of a desired quality or to reduce transportation costs by taking delivery of products closer to our end markets. We recognize net exchange differentials due from exchange partners in sales upon delivery of product to an exchange partner. We recognize net exchange differentials due to exchange partners in cost of sales upon receipt of product from an exchange partner.

The amounts recorded for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses.

Trustee Taxes

We collect trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remit such taxes directly to those taxing authorities. Examples of trustee taxes include, among other things, motor fuel excise tax and sales and use tax. As such, it is our policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities. See Note 11 of Notes to Consolidated Financial Statements for additional information. We may be subject to audits of our state and federal tax returns prepared for trustee taxes.

Derivative Financial Instruments

We principally use derivative instruments, which include regulated exchange‑traded futures and options contracts (collectively, “exchange‑traded derivatives”) and physical and financial forwards and over‑the counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce our exposure to unfavorable changes in commodity market prices and interest rates. We use these exchange‑traded and OTC derivatives to hedge commodity price risk associated with our inventory and undelivered forward commodity purchases and sales (“physical forward contracts”). We account for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” and recognize derivatives instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The changes in fair value of the derivative transactions are presented currently in earnings, unless specific hedge accounting criteria are met.

The fair value of exchange‑traded derivative transactions reflects amounts that would be received from or paid to our brokers upon liquidation of these contracts. The fair value of these exchange‑traded derivative transactions is presented on a net basis, offset by the cash balances on deposit with our brokers, presented as brokerage margin deposits in the consolidated balance sheets. The fair value of OTC derivative transactions reflects amounts that would be received from or paid to a third party upon liquidation of these contracts under current market conditions. The fair value of these OTC derivative transactions is presented on a gross basis as derivative assets or derivative liabilities in the consolidated balance sheets, unless a legal right of offset exists. The presentation of the change in fair value of our exchange‑traded derivatives and OTC derivative transactions depends on the intended use of the derivative and the resulting designation.

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

While we seek to maintain a position that is substantially balanced within our commodity product purchase and sale activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in our businesses, such as weather conditions. In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace. We also engage in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time. Changes in fair value of these derivative instruments are recognized in the consolidated statement of operations through cost of sales.

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

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. We have concluded that our operating segments are also our reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with our disposition activities of GDSO sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under ASC 805. The GDSO reporting unit’s goodwill that was derecognized related to the disposition of sites that met the definition of a business was $3.9 million, $4.0 million and $17.9 million for the years ended December 31, 2018, 2017 and 2016, respectively (see Note 6 of Notes to Consolidated Financial Statements).

During both 2018 and 2017, we completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro‑economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on our assessment, no impairment was identified.

In 2016, we recognized a goodwill impairment charge of $121.7 million related to the Wholesale reporting unit, substantially all of which is due to crude oil related activities. See Note 2 of Notes to Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges.

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

We are subject to other contingencies, including legal proceedings and claims arising out of our businesses that cover a wide range of matters, including, environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

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

As of December 31, 2018, we had total borrowings outstanding under our credit agreement of $473.3 million. Please read Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.7 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

While we seek to maintain a position that is substantially balanced within our commodity product purchase and sales activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in our businesses, such as weather conditions. In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace. We also engage in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time. Changes in the fair value of these derivative instruments are recognized in the consolidated statements of operations through cost of sales. In addition, because a portion of our crude oil business may be conducted in Canadian dollars, we may use foreign currency derivatives to minimize the risks of unfavorable exchange rates. These instruments may include foreign currency exchange contracts and forwards. In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk. These foreign currency derivatives are generally short‑term in nature and not designated for hedge accounting.

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

At December 31, 2018, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	December 31,	Effect of 10%	Effect of 10%
	2018	Price Increase	Price Decrease
Exchange traded derivative contracts	$83,617	$(23,133)	$23,133
Forward derivative contracts	21,896	(7,433)	7,433
Total	$105,513	$(30,566)	$30,566

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2018. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price‑risk sensitivities were calculated by assuming an across‑the‑board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out‑month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $14.8 million at December 31, 2018.

We are exposed to credit loss in the event of nonperformance by counterparties to our exchange‑traded derivative contracts, physical forward contracts and swap agreements. We anticipate some nonperformance by some of these counterparties which, in the aggregate, we do not believe at this time will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders. Exchange‑traded derivative contracts, the primary derivative instrument utilized by us, are traded on regulated exchanges, greatly reducing potential credit risks. We utilize major financial institutions as our clearing brokers for all NYMEX, CME and ICE derivative transactions and the right of offset exists with these financial institutions. Accordingly, the fair value of our exchange‑traded derivative instruments is presented on a net basis in the consolidated balance sheet. Exposure on physical forward contracts and swap agreements is limited to the amount of the recorded fair value as of the balance sheet dates.

Item 8. Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the “Index to Financial Statements” on page F‑1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) or 15d‑15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of December 31, 2018.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report. See “Report of Independent Registered Public Accounting Firm” on Page F-3 of our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Global GP LLC, our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A (the “AS Article II-A Trust”) directly and through their beneficial ownership of entities that own ownership interests in our general partner. Eric Slifka and Andrew Slifka beneficially own interests in our general partner. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

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

Four members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. Members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have a separately‑designated standing audit committee established in accordance with the Securities Exchange Act of 1934 and a compensation committee. The four independent members of the board of directors of our general partner, Messrs. McCool, McKown, Watchmaker and Hailer, serve as the sole members of the conflicts, audit and compensation committees.

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

All of our executive officers devote substantially all of their time to managing our businesses and affairs, but from time to time certain executive officers perform services for our affiliate, Global Petroleum Corp. or other entities controlled by the Slifka family. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp.” Our non‑management directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

Set forth below are the names, ages (as of March 5, 2019) and titles of persons currently serving as directors and executive officers of our general partner:

Name	Age	Position with Global GP LLC
Richard Slifka	78	Chairman
Eric Slifka	53	President, Chief Executive Officer and Vice Chairman
Andrew Slifka	50	Executive Vice President and Director
Mark A. Romaine	50	Chief Operating Officer
Daphne H. Foster	61	Chief Financial Officer and Director
Edward J. Faneuil	66	Executive Vice President, General Counsel and Secretary
Matthew Spencer	40	Chief Accounting Officer
David K. McKown	81	Director
Robert J. McCool	80	Director
Kenneth I. Watchmaker	76	Director
John T. Hailer	58	Director

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

Eric Slifka was elected President, Chief Executive Officer and director of Global GP LLC, the general partner of Global Partners LP, in March 2005 and became Vice Chairman in March 2014. He has been employed with Global Companies LLC or its predecessors since 1987. Mr. Slifka served as President and Chief Executive Officer and a director of Global Companies LLC since July 2004 and as Chief Operating Officer and a director of Global Companies LLC from its formation in December 1998 to July 2004. Prior to 1998, Mr. Slifka held various senior positions in the accounting, supply, distribution and marketing departments of the predecessors to Global Companies LLC. He is a member of the National Petroleum Council and serves on the board of directors of the Energy Policy Research Foundation, Inc. and Massachusetts General Hospital President’s Council. Mr. Slifka is the son of the late Alfred A. Slifka and the nephew of Richard Slifka.

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

Mark A. Romaine has been Chief Operating Officer of Global Partners LP since July 2013. Mr.  Romaine served as the Senior Vice President of Light Oil Supply and Distribution for Global Partners LP from 2006 until June 2013. He joined a predecessor company to Global Companies LLC in 1998 as Premium Fuels Marketing Manager. His experience in the petroleum products industry includes operations and marketing positions with Plymouth, MA-based Volta Oil. Mr. Romaine received a bachelor’s degree from Providence College and an MBA from the University of Massachusetts.

Daphne H. Foster was elected to serve as a director of our general partner in May 2016 and has been Chief Financial Officer of Global Partners LP since July 2013. Ms. Foster served as Treasurer of Global Partners LP from 2010 until June 2013. She joined the Partnership in 2007. Her experience in the petroleum products industry includes several years as a Vice President in the Energy and Utilities Division of Bank of Boston. She started her banking career in 1982 at Bank of Boston and later joined Citizens Financial Group, where she oversaw the Loan Officer Development Program. Ms. Foster received a bachelor's degree and an MBA from Boston University.

Edward J. Faneuil was elected Executive Vice President, General Counsel and Secretary of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1991. Mr. Faneuil served as General Counsel and Secretary of Global Companies LLC since its formation in December 1998. He previously served as Executive Vice President, Secretary, and General Counsel of Alliance Energy LLC (now a wholly owned subsidiary of Global Partners LP). He currently serves as Executive Vice President, General Counsel and Secretary of Global Petroleum Corp. and Montello Oil Corporation. Mr. Faneuil received a bachelor’s degree from Trinity College and a J.D. from Suffolk University Law School.

Matthew Spencer was appointed by the Board of Directors of the general partner to serve as the Chief Accounting Officer of Global Partners LP commencing January 1, 2018. Mr. Spencer served as Controller of the general partner from September 2012 through December 2017. Mr. Spencer joined the Partnership from SharkNinja Operating LLC (formerly Euro-Pro Operating LLC), where he served as Assistant Controller. Prior to that, he was a Senior Manager at Ernst & Young.

David K. McKown was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in October 2005. He has been a Senior Advisor to the Bank Loan Fund of Eaton Vance Management, whose principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals, since 2000. In this capacity he serves as a credit analyst and a research source for many of the changes in the accounting area, such as marked to market valuations, changes in bank lending rules and understanding of new financial products and derivatives. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993. Mr. McKown has been in the banking industry for over 40 years, where he acquired extensive accounting, financial structuring and negotiation skills, having worked at BankBoston for over 33 years as a Senior Credit Officer, the head of a workout unit, the head of BankBoston’s energy lending group and the head of BankBoston’s real estate and corporate finance departments.  He also was a managing director of BankBoston’s private equity unit. Mr. McKown has served on the boards of four public companies and four private companies in a variety of industries. He currently serves as a director of Safety Insurance Group and several private companies. Mr. McKown previously served as a member of the board of directors of Equity Office Properties. Mr. McKown’s extensive financial expertise and longstanding work in BankBoston’s energy practice make him well qualified to serve as a director of our general partner.

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

John T. Hailer was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in July 2018. He has been President of the 1251 Asset Management division of 1251 Capital Group, a Boston-based financial services company that owns a concentrated group of companies in the asset management and insurance sectors. Prior to joining 1251 Capital Group, he spent more than 18 years at Natixis Investment Managers (formerly Natixis Global Asset Management; “Natixis”) and joined that firm in 1999. Mr. Hailer formerly served as Natixis’ President and Chief Executive Officer for the Americas and Asia, where he helped that company strategically reposition as a global solutions provider and grow to become one of the world’s largest asset managers. Before joining Natixis Investment Managers, Mr. Hailer was responsible for new business development in North and Latin America at Fidelity Investments Institutional Services Company and was director of retail business development for Putnam Investments. He serves as a trustee on several other boards including Boston Medical Center and the Boston Public Library. Mr. Hailer also serves as the Chairman of the Board for each of the New England Council and the Back Bay Association. Mr. Hailer previously served as a member of Beloit College’s Board of Trustees. Mr. Hailer’s broad experience in the financial services industry, as well as his significant capital markets and financial experience, will make him a valuable member of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2018.

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

Corporate Governance Matters

The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2018.

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

Our “named executive officers” include Mr. Eric Slifka, our Chief Executive Officer (“CEO”), Ms. Daphne H. Foster, our Chief Financial Officer (“CFO”), Mr. Mark A. Romaine, our Chief Operating Officer (“COO”), and the three most highly compensated executive officers of our general partner other than our CEO, CFO and COO during 2018, who were Mr. Andrew Slifka, our Executive Vice President and President of our Gasoline Distribution and Station Operations Division (“GDSO”), Mr. Edward J. Faneuil, our Executive Vice President, General Counsel and Secretary, and Mr. Matthew Spencer, our Chief Accounting Officer. Each of Messrs. Eric Slifka, Andrew Slifka, Faneuil and Romaine and Ms. Foster had an employment agreement with our general partner during 2018.

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

Compensation Objectives

The objectives of our compensation program with respect to our named executive officers are to attract, engage and retain individuals with the requisite knowledge, experience and skill sets required for our future success. Our compensation program is intended to motivate and inspire employee behavior that fosters high performance, and to support our overall business objectives. To achieve these objectives, we aim to provide each named executive officer with a competitive total compensation program. We currently utilize the following compensation components:

•	Base salaries and benefits designed to attract and retain high caliber employees;
•	Short-term, performance-based incentives and discretionary bonus awards designed to focus employees on key business objectives for a particular year, and
•	Long-term, equity-based and/or cash incentive awards designed to support the achievement of our long-term business objectives and the retention of key personnel.

Compensation Methodology

Our general partner uses a third-party compensation consultant to study and supply market compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans and arrangements. The Compensation Committee retained BDO USA, LLP (“BDO”) as its outside compensation consultant during 2018.

Under our executive compensation structure, our goal is for our named executive officers’ total compensation to fall between the median (50th percentile) and 75th percentile of competitive total compensation levels, as identified by BDO's benchmarking results, following any adjustments made to marketplace pay levels in order to account for significant responsibilities that are assigned to our named executive officers and that exceed the scope of responsibilities generally associated with the external benchmark positions to which they are compared, specifically:

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

BDO worked with the Compensation Committee in 2018 to review and update our reference group of peer companies to provide metrics to be used in the assessment of our performance and to establish competitive compensation plans for our named executive officers. In addition, BDO assisted the Compensation Committee in (i) identifying appropriate terms of a new three-year employment agreement for our CEO and for each of our other named executive officers; (ii) developing a new long-term incentive plan, including performance metrics, and the determination of awards opportunities for our named executive officers and plan administration procedures; and (iii) preparing the performance targets and associated levels of payouts contained in our short-term incentive plan for our named executive officers (the “STIP”) for 2018. The plan design of our 2019 STIP, which is comprised of a 50% performance-based component and a 50% discretionary component, is the same as that of our 2018 STIP, except for adjustments to the performance target levels thereunder.

During 2017, BDO worked with the Compensation Committee to review and update (i) our reference group of peer companies for compensation benchmarking purposes; (ii) the methodology for measuring our short-term performance; and (iii) the performance targets and associated levels of payouts previously contained in our 2017 STIP.

During 2016, BDO worked with the Compensation Committee to (i) develop and maintain a compensation database and template for use in assessing and reporting long-term incentive plan awards for our named executive officers and directors; (ii) provide updated performance targets and related award levels for our general partner’s 2016 STIP to ensure that such plan was fully aligned with our critical business objectives; (iii) research and prepare a competitive compensation assessment for our CFO position and a competitive assessment of methods and levels of compensation for independent board members; and (iv) assist with compensation information related to the 2016 Form 10-K.

Highlights of Compensation Program Policies for Named Executive Officers

•

A significant portion of total direct compensation for our named executive officers is variable, dependent upon the Partnership’s actual performance (e.g., short-term, performance-based incentives and long-term, cash-based or equity-based incentives);

•	Repricing of options and unit appreciation rights is prohibited unless approved by unitholders; and
•	The Compensation Committee engages the assistance of an independent compensation consultant.

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

The elements of the 2018 executive officer compensation of our general partner were base salaries, short-term incentive awards, long-term cash incentive awards, retirement, deferred compensation and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

A description of the components of the compensation program and principles used to guide their administration appears below:

Base Salaries

Each named executive officer’s base salary is a fixed component of compensation for each year. Base salary is designed to compensate executives for the responsibility of the level of the position they hold and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). Historically, the base salaries for our named executive officers with employment agreements have been set by the terms of their respective employment agreements in effect from time to time while the base salary for the named executive officer without an employment agreement has been set in accordance with our CEO’s recommendation, using salary range information from BDO, and as approved by the Compensation Committee.  The annualized base salaries in effect as of the end of 2018 for our named executive officers were as follows: $800,000 for Mr. Eric Slifka, $500,000 for Mr. Romaine; $450,000 for Mr. Faneuil; $450,000 for Ms. Foster; $425,000 for Mr. Andrew Slifka; and $265,000 for Mr. Spencer.

Short-Term Incentive Plans

Our general partner established a cash bonus pool for 2018 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner’s 2018 STIP included a performance-based component, for which 50% of the cash bonus pool was available (the “STIP Performance Component”), and a discretionary component, for which the other 50% of the cash bonus pool was available (the “STIP Discretionary Component”). Incentive awards earned under the 2018 STIP were based on the Partnership’s actual performance in relation to a specified objective for distributable cash flow established by the Compensation Committee in March 2018 (the “DCF objective”). Under the 2018 STIP, for purposes of determining whether a specified target was achieved, “distributable cash flow” (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures (“DCF”), as adjusted by the Compensation Committee in its discretion to account for unusual, one-time factors that occurred during the year and could have increased or decreased DCF. DCF is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Part II, Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations.”

Under the 2018 STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of his or her base salary. The 2018 incentive target values were: 100% (or $800,000) for Mr. Eric Slifka; 100% (or $500,000) for Mr. Romaine; 100% (or $450,000) for Mr. Faneuil; 100% (or $450,000) for Ms. Foster; 71% (or $300,000) for Mr. Andrew Slifka; and 75.5% (or $200,000) for Mr. Spencer. 50% of the incentive target value for each named executive officer was allocated to his or her STIP Performance Component and 50% was allocated to his or her STIP Discretionary Component.

STIP Performance Component (50% of the incentive target value).—Under the terms of the 2018 STIP, 100% of the STIP Performance Component is earned when the DCF objective is achieved. However, the 2018 STIP also provides for an increased payout under the STIP Performance Component when the DCF objective is exceeded, a reduced payout under the STIP Performance Component when the DCF objective is not achieved but exceeds a certain DCF minimum threshold, and no payout if the STIP Performance Component minimum threshold is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the 2018 STIP was established. In general, a minimum of 79.4% of the DCF objective must have been achieved before participants earn any portion of the STIP Performance Component. Under the 2018 STIP, a participant’s incentive opportunity increases to a maximum of 200% of the STIP Performance Component at 120.4% of the DCF objective, and is determined on a quantitative basis solely based on the Partnership’s actual DCF for 2018. In 2018, the Partnership achieved DCF as adjusted, said adjustment having been approved by the Compensation Committee, of $124.7 million, or 127% of the DCF objective set by the Compensation Committee for 2018. Accordingly, our named executive officers were entitled to receive 200% of their respective STIP Performance Components, specifically as follows: $800,000 for Mr. Eric Slifka; $500,000 for Mr. Romaine; $450,000 for Mr. Faneuil; $450,000 for Ms. Foster; $300,000 for Mr. Andrew Slifka; and $200,000 for Mr. Spencer.

STIP Discretionary Component (50% of the incentive target value).—The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to analyze other factors that it may elect to use for determining the STIP Discretionary Component. Such factors may include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us, management of our business in the face of adverse market conditions and, as may be applicable, the contributions of any or all of the named executive officers. Mr. Eric Slifka’s evaluation of our named executive officers’ performance in 2018 included the recognition that their individual and collective performance were excellent; and that their efforts have positioned us to realize the benefits of a downstream integrated model, working together to expand the use of our terminals and logistics capabilities, execute well on strategic acquisitions, take advantage of market opportunities, and tighten operations while reducing leverage, continuing to ensure ample liquidity, generating sufficient cash flow to cover our distributions, and maintaining flexibility to invest in assets fundamental to our growth objectives.

In considering whether, and in what amount(s), to grant any or all of our named executive officers 2018 STIP Discretionary Component awards, the Compensation Committee recognized that our business performance in 2018 exceeded our full-year expectations, and that our named executive officers individually and collectively have continued to effectively oversee development of activities and staffing consistent with our strategies and growth objectives. Our full-year results were our best results since our formation.  Our GDSO segment performed solidly, and we experienced improved product margins and refined product throughput in our Wholesale segment. The following initiatives were undertaken by us under the leadership of Mr. Eric Slifka and executed by our named executive officers to strategically position us by strengthening our balance sheet and enhancing our liquidity in order to be able to invest in opportunities fundamental to our growth strategy, including the acquisition of retail sites that leverage our integrated network of terminals and expand our footprint and enable us to benefit from economies of scale in the purchase of fuel and convenience store merchandise. These strategic initiatives included:

•

On July 17, 2018, we expanded our retail network in Vermont and New Hampshire by acquiring retail gasoline and convenience store assets from Champlain Oil Company, Inc. in a cash transaction. The acquisition included 37 company-operated retail sites with fuel and convenience stores, 24 fuel sites that are either owned or leased including lessee dealer and commission agent locations, and fuel supply agreements for approximately 65 gas stations. The purchase price was approximately $138.2 million.

•

On July 24, 2018, we expanded our retail network in and around New Hampshire by acquiring retail gasoline and convenience store assets from Cheshire Oil Company, LLC in a cash transaction. The acquisition included 10 company-operated retail sites with fuel and convenience stores. The purchase price was approximately $33.4 million.

•

On August 7, 2018, we issued 2,760,000 of our 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units pursuant to an Underwriting Agreement dated as of July 31, 2018. Net proceeds of $66.4 million from this offering were used to reduced indebtedness under our credit agreement.

•	Ongoing divesture of non-strategic assets.

Taking into account Mr. Slifka’s assessment, the Partnership’s results of operations for 2018, as well as the Compensation Committee’s review of the individual performance of each of our named executive officers in 2018, the Compensation Committee awarded our named executive officers 200% of their respective STIP Discretionary Components for 2018, specifically as follows: $800,000 for Mr. Eric Slifka; $500,000 for Mr. Romaine; $450,000 for Mr. Faneuil; $450,000 for Ms. Foster; $300,000 for Mr. Andrew Slifka; and $200,000 for Mr. Spencer.

2019 Short-Term Incentive Plan.—In 2019, the Compensation Committee, with the assistance of BDO, used our 2019 business plan as a basis for creating the 2019 Short-Term Incentive Plan. The 2019 STIP establishes a target incentive percentage for each participant ranging from 71% to 100% of base salary representing the same target percentages used during 2018 for each of the named executive officers. Awards under the 2019 STIP may range from 0% to 200% of each participant’s target incentive percentage. The weighting of the STIP Performance Component and STIP Discretionary Component in the 2019 STIP remain 50% and 50%, respectively, the same as in the 2018 STIP.

•

The 2019 Performance Component (50% of the incentive target value)—The Compensation Committee increased the DCF objective for 2019, subject to adjustment by the Compensation Committee for certain acquisitions and events during 2019 that the Compensation Committee may, in its sole discretion, determine to have caused unusual, one-time increases or decreases in DCF. Awards granted by the

Compensation Committee may range from 0% to 200% of a plan participant’s 2019 STIP Performance Component. A minimum of 77% of the 2019 DCF objective must be achieved before participants would earn any portion of the 2019 STIP Performance Component. Under the 2019 STIP, a participant’s incentive opportunity increases to a maximum of 200% of the 2019 STIP Performance Component at 120.9% of the 2019 DCF objective, and is determined on a quantitative basis solely based on our actual DCF for 2019.

•

The 2019 Discretionary Component (50% of the incentive target value)—The Compensation Committee has discretion in determining the 2019 STIP Discretionary Component for any participant under the 2019 STIP, within a range of 0% to 200% of the 2019 STIP Discretionary Component, and based upon (i) the Compensation Committee’s consideration of management's performance over the course of the 2019 plan year; (ii) the CEO’s assessment of the other named executive officers; (iii) our overall financial results for the year in relation to our business plan; and (iv) any significant mitigating factor(s) that may have influenced a plan participant’s performance, positively or negatively. The objective of considering these factors is to arrive at a decision that best reflects the Compensation Committee’s overall assessment of management's performance on an individual basis. The Compensation Committee believes that when combined with the STIP Performance Component, the results will more accurately reflect a plan participant's performance in light of the relevant factors.

Annual Bonuses—Discretionary

Our compensation program for named executive officers contains a provision for the Compensation Committee to award a discretionary bonus to recognize significant contributions made by an executive in the course of the year. These are one-time awards and not associated with any of our incentive plans. The Compensation Committee may make discretionary bonus awards to our CEO. Our CEO may also recommend discretionary bonus awards for any or all other named executive officers for consideration and approval by the Compensation Committee for similar purposes.

The Compensation Committee did not award any discretionary bonus payments under this program in respect of our named executive officers’ service during 2018, 2017 or 2016.

Long-Term Cash Incentive Awards

2018 Long-Term Cash Incentive Plan—On October 8, 2018, the board of directors of our general partner authorized (i) the Global Partners LP 2018 Long-Term Cash Incentive Plan (as amended from time to time, the “LTCIP”), which allows the board of directors of our general partner or the Compensation Committee to grant cash awards to independent directors of our general partner or employees who provide services to the Partnership or its affiliate (including our named executive officers), and (ii) under the LTCIP, the grant of cash incentive awards (collectively, the “LTCIP Awards”) pursuant to long-term cash incentive plan award agreements (each, a “LTCIP Award Agreement”) to each of our named executive officers in recognition of their respective contributions to our 2017 financial results. The LTCIP Awards granted in 2018 to our named executive officers (each, a “2018 LTCIP Award”) consisted of the following amounts: $2,700,000 for Mr. Eric Slifka; $900,000 for Mr. Romaine; $750,000 for Mr. Faneuil; $750,000 for Ms. Foster; $400,000 for Mr. Andrew Slifka; and $275,000 for Mr. Spencer. Each 2018 LTCIP Award is subject to the following vesting schedule: 20% of the award vests on October 1, 2021, 30% of the award vests on October 1, 2022 and 50% of the award vests on October 1, 2023. Once a portion of a 2018 LTCIP Award vests, it is paid to the recipient as soon as practicable thereafter.

If a named executive officer’s employment with our general partner is terminated for any reason, the Compensation Committee will generally have sole discretion to determine whether any or all of the unvested portion of such named executive officer’s LTCIP Award(s) shall become vested, forfeited, or shall continue to vest pursuant to its terms as if the named executive officer’s service had continued through the last applicable vesting date. Upon the occurrence of a Change of Control (as defined in the LTCIP), the unvested portion of such named executive officer’s LTCIP Award(s) shall immediately become fully vested.

2018 Long-Term Performance-Based Cash Incentive Plan.—Mr. Eric Slifka’s prior employment agreement with our general partner that was in effect during 2018 and January 2019 included a provision for a long-term performance-based cash incentive plan covering the period from March 29, 2018 through March 29, 2019 (the “2018

Long-Term Performance-Based Cash Incentive Plan”). The 2018 Long-Term Performance-Based Cash Incentive Plan was designed with two separate components: 50% of the award is based upon the Partnership’s total unitholder (or shareholder) return (“TSR”), as compared against the TSRs of the individual entities comprising two groups of constituent companies (the “Constituent Companies”), for a defined twelve month period of time, and 50% of the award is discretionary, as determined by the Compensation Committee based upon its evaluation of the Mr. Eric Slifka’s performance and such external factors as the Compensation Committee deems appropriate. Mr. Eric Slifka potentially could earn an amount under the performance component ranging from $675,000 to $2,025,000, and an amount under the discretionary component ranging from $0 to $2,025,000, for a maximum potential aggregate total award of $4,050,000. Amounts earned pursuant to the 2018 Long-Term Performance-Based Cash Incentive Plan are generally eligible to be paid in two equal installments in each of January 2020 and 2021, subject to Mr. Eric Slifka’s continued employment on those dates.

On February 4, 2019, our general partner and Mr. Eric Slifka entered into a new employment agreement, effective as of February 1, 2019, that superseded and replaced Mr. Eric Slifka’s prior employment agreement with our general partner (except for the survival of our general partner’s payment obligation of any amounts due under the STIP, the LTCIP and the 2018 Long-Term Performance-Based Cash Incentive Plan). Under the new employment agreement, Mr. Eric Slifka will be eligible to receive certain long-term incentive plan awards for a particular year, as determined by the Compensation Committee in accordance with the methodology set forth in such new employment agreement.

Long-Term Equity Incentive Awards

2017 Phantom Unit Awards.—On August 16, 2017, the Compensation Committee approved the grant of phantom unit awards (collectively, the “2017 Phantom Unit Awards”) pursuant to phantom unit award agreements (each, a “Phantom Unit Agreement”) under the Global Partners LP Long-Term Incentive Plan (as amended from time to time, the “LTIP”) to each of our named executive officers who had an employment agreement with us during 2017. Each 2017 Phantom Unit Award is subject to the following vesting schedule: 25% of the phantom units subject to such award vests on August 1, 2020, 35% of the phantom units subject to such award vests on August 1, 2021 and 40% of the phantom units subject to such award vests on August 1, 2022.

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

Retirement and Health Benefits; Perquisites

Global Partners 401(k) Savings and Profit Sharing Plan

The Global Partners LP 401(k) Savings and Profit Sharing Plan (the “Global 401(k) Plan”) permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. The Global 401(k) Plan provides for employer matching contributions equal to 100% of elective deferrals up to the first 3% of eligible compensation plus 50% of elective deferrals up to the next 2% of eligible compensation. In 2018, all employees were eligible to participate in the Global 401(k) Plan other than employees who were (1) not yet 21 years of age, (2) covered by a collective bargaining agreement that does not provide for employees to be covered by the Global 401(k) Plan or (3) nonresident aliens. New employees may begin to contribute to the Global 401(k) Plan on the first day of the month following their respective dates of hire, although they are not eligible to receive matching payments under the Global 401(k) Plan until they have been employed by our general partner or one of our operating subsidiaries for six months. Eligible employees may elect to contribute up to 100% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are adjusted periodically for changes in the cost of living. Participants in the plan are always fully vested in any matching contributions under the plan; however, discretionary profit sharing contributions are subject to a six-year vesting schedule. The plan is intended to be tax-qualified under Section 401(a) of the Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that our general partner's contributions, if any, will be deductible when made.

Pension Benefits

Each of our named executive officers, other than Mr. Spencer, is eligible to participate in our general partner's pension plan in accordance with our general partner’s policies and on the same general basis as other employees of our general partner. Under our general partner’s pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or, if earlier, upon termination due to death or disability. Please read “Other Benefits—Pension Benefits” for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the pension plan. Our general partner’s pension plan was frozen on December 31, 2009.

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

Additional perquisites for our named executive officers may include payment of premiums for long-term disability insurance, automobile fringe benefits, club membership dues and payment of fees for professional financial planning, tax and/or legal advice.

Employment Agreements

Each of Messrs. Eric Slifka, Andrew Slifka, Faneuil and Romaine and Ms. Foster had an employment agreement with our general partner during 2018. We believe that the post-termination and change in control payments in the employment agreements allowed our named executive officers to focus on making business decisions that maximized our interests and the interests of our unitholders without allowing personal considerations to influence the decision-making process. Please read “Potential Payments upon Termination or Change of Control” for a discussion of the provisions in each employment agreement relating to termination, change in control and related payment obligations.

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

Our long-term incentive plans (the LTIP, the LTCIP and, solely with respect to Mr. Eric Slifka, the 2018 Long-Term Performance-Based Cash Incentive Plan) provide incentives and reward eligible participants for the achievement of long-term objectives, facilitate the retention of key employees by aligning their incentives with our long-term performance, continue to make our compensation mix more competitive, and align the interests of management with those of our unitholders.

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

Kenneth I. Watchmaker (Chairman)
Robert J. McCool
David McKown
John T. Hailer
March 6, 2019

Compensation Committee Interlocks and Insider Participation

The Compensation Committee has been comprised of Robert J. McCool, David K. McKown and Kenneth I. Watchmaker since the formation of Global GP LLC. Effective July 1, 2018, John T. Hailer was appointed as the fourth member of the Compensation Committee. None of the members of the Compensation Committee are officers or employees of our general partner or any of its affiliates. Mr. Alfred A. Slifka served as the Chairman of the board of directors of our general partner until his death on March 9, 2014. Mr. Richard Slifka, who served as Vice-Chairman of our general partner’s board of directors since its inception, became Chairman effective March 12, 2014 and is an employee of Global Petroleum Corp., an entity which is owned by Mr. Richard Slifka and a trust for the beneficiaries of Mr. Alfred A. Slifka. Mr. Eric Slifka has served as Vice-Chairman of our general partner’s board of directors since March 12, 2014.

Compensation of Named Executive Officers

The following table sets forth certain information with respect to compensation during 2018, 2017 and 2016 of our named executive officers.

Summary Compensation Table

					Change in
					Pension Value
					and Deferred
				Non‑Equity	Nonqualified
			Unit	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($) (1)	($) (2)	($) (3)	($) (4) (5)	($) (6)	($)
Eric Slifka	2018	800,000	—	1,600,000	—	90,920	2,490,920
President and CEO	2017	800,000	2,743,315	1,400,000	110,986	93,795	5,148,096
	2016	800,000	—	400,000	44,008	65,961	1,309,969
Mark A. Romaine	2018	500,000	—	1,000,000	—	42,513	1,542,513
Chief Operating Officer	2017	500,000	1,062,201	900,000	45,722	45,399	2,553,322
	2016	500,000	—	250,000	17,988	40,109	808,097
Edward J. Faneuil	2018	450,000	—	900,000	—	44,338	1,394,338
EVP, General Counsel	2017	450,000	850,012	815,000	—	51,951	2,166,963
and Secretary	2016	450,000	—	225,000	—	47,466	722,466
Daphne H. Foster	2018	450,000	—	900,000	—	24,905	1,374,905
Chief Financial Officer	2017	450,000	902,071	815,000	6,045	33,120	2,206,236
	2016	400,000	—	150,000	2,398	33,483	585,881
Andrew Slifka	2018	425,000	—	600,000	—	55,910	1,080,910
EVP and President of	2017	425,000	575,011	545,000	62,603	59,435	1,667,049
GDSO Division	2016	425,000	—	132,500	22,695	61,645	641,840
Matthew Spencer	2018	265,000	—	400,000	—	47,550	712,550
Chief Accounting Officer

(1)	Amounts reported in this column reflect the base salary earned by our named executive officers for services performed during the applicable fiscal year.
(2)

Amounts reported in this column reflect the aggregate grant date fair value of the phantom unit awards subject to time-based vesting granted to our named executive officers under the LTIP during 2017, calculated in accordance with FASB ASC Topic 718. See the section above titled “Elements of Compensation—Long-Term Equity Incentive Awards—2017 Phantom Unit Awards” for more information.

(3)

Amounts reported in this column reflect the bonuses paid to each of the named executive officers for services performed during 2018, 2017 and 2016, which were determined in accordance with our general partner’s Short-Term Incentive Plans described above under “Elements of Compensation—Short-Term Incentive Plans.”

(4)

In 2018, the present value of Mr. Faneuil’s pension and deferred nonqualified compensation earnings decreased by $123,113, chiefly as a result of payments paid to Mr. Faneuil pursuant to his deferred compensation plans.

(5)	Mr. Spencer is not eligible to participate in our general partner’s pension plan because it was frozen prior to his commencement of employment.

(6)	The amounts in this column for 2018 are described further in the All Other Compensation table below.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table for the fiscal year ended December 31, 2018:

		Club Membership Dues,
	Employer	Legal Fees and
	Contributions to	Professional	Personal
	Global 401(k)	Financial Planning and	Benefits	Total All Other
Name	Plan ($)	Tax Advice Fees ($)	($) (1)	Compensation ($)
Eric Slifka	10,800	51,528	28,592	90,920
Mark A. Romaine	11,000	—	31,513	42,513
Edward J. Faneuil	11,000	16,497	16,841	44,338
Daphne H. Foster	11,000	—	13,905	24,905
Andrew Slifka	12,250	18,600	25,060	55,910
Matthew Spencer	14,200	—	33,350	47,550

(1)

The amounts in this column include the estimated incremental cost of an automobile provided by us for the named executive officer’s use; medical and dental premiums (or opt-out payments for declining coverage under our group healthcare policies) paid by us; and life insurance and long-term disability premiums paid by us.

Grants of Plan-Based Awards

The following table sets forth information concerning short-term cash incentive awards granted to our named executive officers under the STIP (including the minimum threshold, target and maximum possible payout amounts, depending upon our financial performance in 2018) during 2018, long-term cash incentive awards granted to our named executive officers under the LTCIP during 2018.

		Estimated Possible Payouts Under
		Non-Equity Incentive Plan Awards (1)(2)
		Minimum
Name	Award Type	Threshold ($)	Target ($)	Maxium ($)
Eric Slifka	STIP	96,000	800,000	1,600,000
	LTCIP	—	2,700,000	—
	2018 Long-Term Performance-Based Cash Incentive Plan (3)	675,000	—	4,050,000
Mark A. Romaine	STIP	60,000	500,000	1,000,000
	LTCIP	—	900,000	—
Edward J. Faneuil	STIP	54,500	450,000	900,000
	LTCIP	—	750,000	—
Daphne H. Foster	STIP	54,500	450,000	900,000
	LTCIP	—	750,000	—
Andrew Slifka	STIP	36,000	300,000	600,000
	LTCIP	—	400,000	—
Matthew Spencer	STIP	24,000	200,000	400,000
	LTCIP	—	275,000	—

(1)

For calendar year 2018, each named executive officer’s 2018 STIP award consisted of the STIP Performance Component (weighed 50%) and the STIP Discretionary Component (weighted 50%). Amounts shown represent the “threshold,” “target” and “maximum” amounts payable under the STIP awards. During 2019, the Compensation Committee determined that the maximum amount (200%) of the STIP Performance Component and the maximum amount (200%) of the STIP Discretionary Component were earned by the named executive officers for calendar year 2018. Actual payout of the STIP awards (the Performance Component and the Discretionary Component) for calendar year 2018 is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(2)

For each named executive officer who was granted a 2018 LTCIP Award, 20% of such award vests on October 1, 2021, another 30% of such award vests on October  1, 2022 and the final 50% of such award vests on October  1, 2023. Each 2018 LTCIP

Award consists of a single amount that may be earned by the named executive officer. Hence, there is no “threshold” or “maximum” amount to report.
(3)

Represents the 2018 Long-Term Performance-Based Cash Incentive Plan set forth under the prior employment agreement with our general partner. There is no “target” amount that may be earned under the 2018 Long-Term Performance-Based Cash Incentive Plan. For more information on the 2018 Long-Term Performance-Based Cash Incentive Plan, please see the section above titled “Elements of Compensation—Long-Term Cash Incentive Awards—2018 Long-Term Performance-Based Cash Incentive Plan.”

Outstanding Equity Awards at Fiscal Year End

The following table presents the full amount of the equity awards held by our named executive officers as of December 31, 2018, which consist solely of phantom units granted under the LTIP. The awards shown on the table below were the only equity awards held by the named executive officers at the end of the last fiscal year:

		Unit Awards
		Number of	Market Value of
		Units That Have	Units That Have
Name	Grant Date	Not Vested (#)	Not Vested ($) (5)
Eric Slifka	June 27, 2013 (1)	42,419	691,430
	August 16, 2017 (2)	163,780	2,669,614
Mark A. Romaine	June 27, 2013 (1)	19,004	309,765
	August 16, 2017 (2)	63,415	1,033,665
Edward J. Faneuil	June 27, 2013 (1)	25,452	414,868
	August 16, 2017 (2)	50,747	827,176
Daphne H. Foster	June 27, 2013 (1)	7,295	118,909
	August 16, 2017 (2)	53,855	877,837
Andrew Slifka	June 27, 2013 (1)	9,845	160,474
	August 16, 2017 (2)	34,329	559,563
Matthew Spencer	September 23, 2013 (3)	848	13,822
	August 11, 2014 (4)	3,502	57,083
	August 16, 2017 (2)	11,941	194,638

(1)

The phantom units granted on June 27, 2013 vest over a six-year period, with one-third of the units having vested on July 1, 2017, another one-third of the units having vested on July 1, 2018 and the final one-third of the units scheduled to vest on July 1, 2019.

(2)	The phantom units granted on August 16, 2017 vest as to 25% of the award on August 1, 2020, another 35% of the award on August 1, 2021 and the final 40% of the award on August 1, 2022.
(3)

The phantom units granted on September 23, 2013 vest over a six-year period, with one-third of the units having vested on July 1, 2017, another one-third of the units having vested on July 1, 2018 and the final one-third of the units scheduled to vest on July 1, 2019.

(4)

The phantom units granted on August 11, 2014 vest over a six-year period, with one-third of the units having vested on August 1, 2018, another one-third of the units scheduled to vest on August 1, 2019 and the final one-third of the units scheduled to vest on August 1, 2020.

(5)	The market values of the phantom unit awards shown in the table above were calculated based on the closing price of $16.30 per common unit on December 31, 2018.

Units Vested in the 2018 Fiscal Year

The following table presents phantom units awarded to the named executive officers that vested during the year ended December 31, 2018.

	Unit Awards
	Number of
	Vested	Market Value of Vested
Name	Phantom Units (#)	Phantom Units ($)
Eric Slifka (1)	42,420	723,261
Mark A. Romaine (1)	19,004	324,018
Edward J. Faneuil (1)	25,452	433,957
Daphne H. Foster (1)	7,297	124,414
Andrew Slifka (1)	9,846	167,874
Matthew Spencer (2)	2,600	48,270

(1)

These units vested on July 1, 2018. The market values of the equity awards shown in the table above were calculated based on the closing price of $17.05 per common unit on June 29, 2018, which was the last day on which the market was open immediately prior to the vesting date.

(2)

849 of Mr. Spencer’s units vested on July 1, 2018 and 1,751 of Mr. Spencer’s units vested on August 1, 2018. Hence, the market value of the Mr. Spencer’s equity awards shown in the table above were calculated based on the closing price of, respectively, (a) $17.05 per common unit on June 29, 2018, which was the last day on which the market was open immediately prior to the July 1, 2018 vesting date, and (b) $19.30 per common unit on August 1, 2018.

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

Potential Payments upon a Change of Control or Termination

The following tables show potential payments to each of our named executive officers under contracts, agreements, plans or arrangements, whether written or unwritten (including the employment agreements with Messrs. Eric Slifka, Andrew Slifka, Faneuil and Romaine and Ms. Foster that were in effect during 2018), for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2018 termination date. The amounts shown do not contemplate any changes to such contracts, agreements, plans or arrangements that were implemented after December 31, 2018, including the new employment agreements entered into with each of Messrs. Eric Slifka, Andrew Slifka, Faneuil, Romaine and Spencer and Ms. Foster on February 4, 2019. However, in order to provide our unitholders with the most relevant and up-to-date disclosures regarding our currently existing arrangements, we have described the payments and benefits that Messrs. Eric Slifka, Andrew Slifka, Faneuil, Romaine and Spencer and Ms. Foster would be entitled to receive under such new employment agreements below. In addition, amounts reflected in the tables below with respect to LTIP awards were calculated based on the closing price of our common units of $16.30 per unit as of December 31, 2018.

LTIP Awards. Each of our named executive officers holds outstanding unvested phantom units that were granted under the LTIP.  Upon a change of control event, all outstanding phantom units held by our named executive officers that have not otherwise vested automatically will become fully vested, which is reflected appropriately in the tables below.

LTCIP Awards. Each of our named executive officers was granted a 2018 LTCIP Award under the LTCIP. Upon a change of control event, the unvested portion of the 2018 LTCIP Awards held by our named executive officers will become fully vested, which is reflected in the tables below.

2018 Long-Term Performance-Based Cash Incentive Plan. Mr. Eric Slifka’s prior employment agreement with our general partner included a provision for the 2018 Long-Term Performance-Based Cash Incentive Plan covering the period from March 29, 2018 through March 29. 2019. Upon Mr. Eric Slifka’s termination of employment due to death, Disability, by our general partner without Cause or by Mr. Eric Slifka for reasons constituting Constructive Termination, Mr. Eric Slifka is entitled to receive the pro-rated cash incentive amount, if any, earned under the 2018 Long-Term Performance-Based Cash Incentive Plan, as determined by the Compensation Committee.

Eric Slifka

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)(2)	($)(2)	($)(3)	($)(4)	($)(5)
Eric Slifka
Severance Amount	—	3,200,000	3,200,000	3,200,000	4,800,000	1,600,000
2018 Long-Term Performance-Based Cash Incentive Plan (1)	—	—	—	—	—	—
LTIP awards	3,361,044	3,361,044	3,361,044	3,361,044	3,361,044	—
LTCIP award	2,700,000	2,700,000	2,700,000	2,700,000	2,700,000	—
Fringe benefits	—	43,219	43,219	43,219	43,219	—
Life insurance benefits	—	500,000	—	—	—	—
Total	6,061,044	9,804,263	9,304,263	9,304,263	10,904,263	1,600,000

(1) This table does not include potential cash incentive payments that Mr. Slifka is eligible to receive under the 2018 Long-Term Performance-Based Cash Incentive Plan, as the amount of such payments, if any, would be determined by the Compensation Committee.

(2)Mr. Slifka’s new employment agreement provides for a base salary of $1,000,000 and a 2019 STIP target amount of $1,000,000. Under the new agreement,  if Mr. Slifka’s employment is terminated by death or Disability, Mr. Slifka (or his estate, as applicable) would be paid a severance amount of $4,000,000, such amount representing (a) a lump sum payment equal to his then base salary multiplied by 200%, plus (b) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%.

(3)Mr. Slifka’s new employment agreement provides for a base salary of $1,000,000 and a 2019 STIP target amount of $1,000,000. Under the new agreement, if Mr. Slifka’s employment is terminated by our general partner without Cause or by Mr. Slifka for reasons constituting Constructive Termination without a Change in Control, Mr. Slifka (or his estate) would be paid a severance amount of $4,000,000, such amount representing (a) a lump sum payment equal to his then base salary multiplied by 200%, plus (b) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%.

(4)Mr. Slifka’s new employment agreement provides for a base salary of $1,000,000 and a 2019 STIP target amount of $1,000,000. Under the new agreement, if Mr. Slifka’s employment is terminated by our general partner without Cause or by Mr. Slifka for reasons constituting Constructive Termination and such termination occurs within 12 months following a Change in Control, Mr. Slifka (or his estate) would be paid a severance amount of $6,000,000, such amount representing (i) a lump sum payment equal to his then base salary multiplied by 300%, plus (ii) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 300%.

(5)Mr. Slifka’s new employment agreement provides for a base salary of $1,000,000 and a 2019 STIP target amount of $1,000,000. Under the new agreement, in the event of non-renewal, in addition to a lump sum payment equal to 200% of his then base salary ($2,000,000), Mr. Slifka would also receive payment of the performance-based and discretionary components, if any, of his STIP award for such year. For purposes of this calculation, we have assumed that Mr. Slifka would receive payment of (a) 100% of the performance-based component ($500,000), and (b) 0% of the discretionary component associated with his 2019 STIP target amount.

2018 Employment Agreement

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

If Mr. Slifka’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid (i) the Eric Slifka Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary multiplied by 200%, plus (iii) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%, plus (iv) his interests in the long-term incentive plans, including (a) the pro-rated cash incentive amount, if any, earned under the Long-Term Performance-Based Cash Incentive Plan and (b) the amounts of cash and/or securities due as a result of the automatic vesting of Mr. Slifka’s interests in certain long-term incentive plans, plus (v) group health and similar insurance premiums on behalf of his spouse and dependents for 24 months following the date of termination.

If Mr. Slifka’s employment is terminated by our general partner without “Cause” or by Mr. Slifka for reasons constituting “Constructive Termination,” each as defined in the employment agreement, he shall be paid (i) the Eric Slifka Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary multiplied by 200% (provided, however, that this multiplier shall be 300% if Mr. Slifka terminates his employment for reasons constituting Constructive Termination and such termination occurs within 12 months following a “Change in Control” (as defined in the employment agreement)), plus (iii) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200% (provided, however, that this multiplier shall be 300% if Mr. Slifka terminates his employment for reasons constituting Constructive Termination and such termination occurs within 12 months following a Change in Control), plus (iv) his interests in the long-term incentive plans, including (a) the pro-rated cash incentive amount, if any, earned under the Long-Term Performance-Based Cash Incentive Plan and (b) the amounts of cash and/or securities due as a result of the automatic vesting of Mr. Slifka’s interests in certain long-term incentive plans, plus (v) group health and similar insurance premiums on behalf of his spouse and dependents for 24 months following the date of termination.  If Mr. Slifka terminates his employment for reasons of Constructive Termination but such termination does not occur within 12 months following a Change in Control and Mr. Slifka secures employment within 12 months of the date of termination, he shall repay to our general partner one-half of the cash received from our general partner pursuant to (ii) and (iii) above.

If Mr. Slifka’s employment is terminated by our general partner for Cause, Mr. Slifka will be paid the Eric Slifka Accrued Obligations. If Mr. Slifka’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s President and Chief Executive Officer following the expiration of his employment agreement (a “Non-Renewal”), he shall be paid the Eric Slifka Accrued Obligations plus a lump sum payment equal to 200% of his then base salary.

New Employment Agreement

Mr. Slifka and our general partner entered into a new employment agreement, effective February 1, 2019, that provides that, in the event of a Non-Renewal, in addition to the benefits described above for Non-Renewal under the section titled “2018 Employment Agreement,” Mr. Slifka shall also receive payment of the performance-based and discretionary components, if any, of his STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards and outstanding phantom units held by Mr. Slifka automatically shall become fully vested.

Mark A. Romaine

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)(1)	($)(1)	($)(2)	($)(2)	($)(3)
Mark A. Romaine
Severance Amount	—	2,000,000	2,000,000	2,000,000	2,000,000	—
LTIP awards	1,343,430	1,343,430	1,343,430	1,343,430	1,343,430	—
LTCIP award	900,000	900,000	900,000	900,000	900,000	—
Fringe benefits	—	32,868	32,868	32,868	32,868	—
Life insurance benefits	—	500,000	—	—	—	—
Total	2,243,430	4,776,298	4,276,298	4,276,298	4,276,298	—

(1)Mr. Romaine’s new employment agreement provides for a base salary of $575,000 and a 2019 STIP target amount of $575,000. Under the new agreement, if Mr. Romaine’s employment is terminated by death or Disability, Mr. Romaine (or his estate, as applicable) would be paid a severance amount of $2,300,000, such amount representing (a) a lump sum payment equal to his then base salary multiplied by 200%, plus (b) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%.

(2)Mr. Romaine’s new employment agreement provides for a base salary of $575,000 and a 2019 STIP target amount of $575,000. Under the new agreement, if Mr. Romaine’s employment is terminated by our general partner without Cause or by Mr. Romaine for reasons constituting Constructive Termination with or without a Change in Control Mr. Romaine (or his estate) would be paid a severance amount of $2,300,000, such amount representing (a) a lump sum payment equal to his then base salary multiplied by 200%, plus (b) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%.

(3)Mr. Romaine’s new employment agreement provides for a base salary of $575,000 and a 2019 STIP target amount of $575,000. Under the new agreement, in the event of non-renewal, in addition to a lump sum payment equal to 200% of his then base salary ($1,150,000), Mr. Romaine would also receive payment of the performance-based and discretionary components, if any, of his STIP award for such year. For purposes of this calculation, we have assumed that Mr. Romaine would receive payment of (a) 100% of the performance-based component ($287,500), and (b) 0% of the discretionary component associated with his 2019 STIP target amount.

2018 Employment Agreement

The employment agreement with Mr. Romaine may be terminated at any time by either party with proper notice. If Mr. Romaine’s employment is terminated for any reason, Mr. Romaine shall be paid  (i) all amounts of his base salary due and owing up through the date of termination, (ii) all earned, but unpaid, bonuses, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts, including vacation pay, that may be due to him as of the date of termination (the “Romaine Accrued Obligations”).

If Mr. Romaine’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid (i) the Romaine Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, (iv) acceleration of vesting of his cash or equity interests in certain long-term incentive plans, and (v) group health and similar insurance premiums on behalf of him and his spouse and dependents for 18 months following the date of termination.

If Mr. Romaine’s employment is terminated by our general partner without “Cause” or by Mr. Romaine for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr.

Romaine shall be paid (i) the Romaine Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, (iv) acceleration of vesting of his cash and equity interests in long-term incentive plans, (v) group health and similar insurance premiums on behalf of his spouse and dependents for 18 months following the date of termination, and (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Romaine pursuant to Section 4999 of the Code.

Further, if Mr. Romaine’s employment is terminated by our general partner without Cause or Mr. Romaine terminates his employment for Constructive Termination, at any time within three (3) months before a Change in Control and twelve (12) months following a Change of Control (as defined in the employment agreement), then, in addition to the foregoing severance compensation and benefits, Mr. Romaine shall receive 100% accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by Mr. Romaine as in effect on the date of termination, such accelerated vesting to occur on the later of (i) the date of termination, or (ii) the date of the Change of Control.

New Employment Agreement

Mr. Romaine and our general partner entered into a new employment agreement, effective as of January 1, 2019 (the “Romaine 2019-2021 Agreement”), that provides that if Mr. Romaine’s employment is terminated for any reason, he (or his estate, as applicable) shall be paid the Romaine Accrued Obligations.

If Mr. Romaine’s employment is terminated due to his death or Disability, the Romaine 2019-2021 Agreement provides that he (or his estate, as applicable) will be paid (i) the Romaine Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash and equity interests in certain long-term incentive plans, plus (v) payment of group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Romaine’s employment is terminated by our general partner without Cause or by Mr. Romaine for reasons constituting Constructive Termination, the Romaine 2019-2021 Agreement provides that he shall be paid (i) the Romaine Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash and equity interests in certain long-term incentive plans, plus (v) payment of group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Romaine pursuant to Section 4999 of the Code.

If Mr. Romaine’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s Chief Operating Officer following the expiration of his employment agreement pursuant to a different employment agreement with our general partner, the Romaine 2019-2021 Agreement provides that he shall be paid (i) the Romaine Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, and (iii) the performance-based and discretionary components, if any, of his STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards and outstanding phantom units held by Mr. Romaine automatically shall become fully vested.

Edward J. Faneuil

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)(1)	($)(1)	($)(2)	($)(2)	($)(3)
Edward J. Faneuil
Severance Amount	—	1,800,000	1,800,000	1,800,000	1,800,000	—
Deferred Compensation	1,291,473	1,291,473	1,291,473	1,291,473	1,291,473	—
LTIP awards	1,242,044	1,242,044	1,242,044	1,242,044	1,242,044	—
LTCIP award	750,000	750,000	750,000	750,000	750,000	—
Fringe benefits	—	21,293	21,293	21,293	21,293	—
Life insurance benefits	—	335,000	—	—	—	—
Total	3,283,517	5,439,810	5,104,810	5,104,810	5,104,810	—

(1)Mr. Faneuil’s new employment agreement provides for a base salary of $500,000 and a 2019 STIP target amount of $500,000. Under the new agreement, if Mr. Faneuil’s employment is terminated by death or Disability, Mr. Faneuil (or his estate, as applicable) would be paid a severance amount of $2,000,000, such amount representing (a) a lump sum payment equal to his then base salary multiplied by 200%, plus (b) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%.

(2)Mr. Faneuil’s new employment agreement provides for a base salary of $500,000 and a 2019 STIP target amount of $500,000. Under the new agreement, if Mr. Faneuil’s employment is terminated by our general partner without Cause or by Mr. Faneuil for reasons constituting Constructive Termination with or without a Change in Control, Mr. Faneuil (or his estate) would be paid a severance amount of $2,000,000, such amount representing (a) a lump sum payment equal to his then base salary multiplied by 200%, plus (b) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%.

(3)Mr. Faneuil’s new employment agreement provides for a base salary of $500,000 and a 2019 STIP target amount of $500,000. Under the new agreement, in the event of non-renewal, in addition to receiving a lump sum payment equal to 200% of his then base salary ($1,000,000) Mr. Faneuil would also receive payment of the performance-based and discretionary components, if any, of his STIP award for such year; for purposes of this calculation, we have assumed that Mr. Faneuil would receive payment of (a) 100% of the performance-based component ($250,000), and (b) 0% of the discretionary component, associated with his 2019 STIP target amount.

2018 Employment Agreement

The employment agreement with Mr. Faneuil may be terminated at any time by either party with proper notice. If Mr. Faneuil’s employment is terminated for any reason, Mr. Faneuil shall be paid (i) all amounts of his base salary due and owing up through the date of termination, (ii) all earned, but unpaid, bonuses, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts, including vacation pay, that may be due to him as of the date of termination (the “Faneuil Accrued Obligations”).

If Mr. Faneuil’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid or receive (i) the Faneuil Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, (iv) acceleration of vesting of his cash or equity interests in certain long-term incentive plans, and (v) group health and similar insurance premiums on behalf of him and his spouse and dependents for 18 months following the date of termination.

If Mr. Faneuil’s employment is terminated by our general partner without “Cause” or by Mr. Faneuil for reasons constituting “Constructive Termination,” each as defined in the employment agreement, he shall be paid (i) the Faneuil Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to

200% of target incentive amount under the then applicable short-term incentive plan, (iv) acceleration of vesting of his cash and equity interests in long-term incentive plans, (v) group health and similar insurance premiums on behalf of his spouse and dependents for 18 months following the date of termination, and (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Faneuil pursuant to Section 4999 of the Code.

If Mr. Faneuil’s employment is terminated by our general partner without Cause or Mr. Faneuil terminates his employment for Constructive Termination, at any time within three (3) months before a Change in Control and twelve (12) months following a Change of Control, then, in addition to the foregoing severance compensation and benefits, Mr. Faneuil shall receive 100% accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by Mr. Faneuil as in effect on the date of termination, such accelerated vesting to occur on the later of (i) the date of termination, or (ii) the date of the Change of Control.

New Employment Agreement

Mr. Faneuil and our general partner entered into a new employment agreement, effective as of January 1, 2019 (the “Faneuil 2019-2021 Agreement”), that provides that if Mr. Faneuil’s employment is terminated for any reason, he (or his estate, as applicable) shall be paid the Faneuil Accrued Obligations. If Mr. Faneuil’s employment is terminated due to his death or Disability, the Faneuil 2019-2021 Agreement provides that he (or his estate, as applicable) will be paid (i) the Faneuil Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash and equity interests in certain long-term incentive plans, plus (v) payment of group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Faneuil’s employment is terminated by our general partner without Cause or by Mr. Faneuil for reasons constituting Constructive Termination, the Faneuil 2019-2021 Agreement provides that he shall be paid (i) the Faneuil Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash and equity interests in certain long-term incentive plans, plus (v) payment of group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Faneuil pursuant to Section 4999 of the Code.

If Mr. Faneuil’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s Executive Vice President and General Counsel following the expiration of his employment agreement pursuant to a different employment agreement with our general partner, the Faneuil 2019-2021 Agreement provides that he shall be paid (i) the Faneuil Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, and (iii) the performance-based and discretionary components, if any, of his STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards and outstanding phantom units held by Mr. Faneuil automatically shall become fully vested.

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

Daphne H. Foster

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)(1)	($)(1)	($)(2)	($)(2)	($)(3)
Daphne H. Foster
Severance Amount	—	1,800,000	1,800,000	1,800,000	1,800,000	—
LTIP awards	996,745	996,745	996,745	996,745	996,745	—
LTCIP award	750,000	750,000	750,000	750,000	750,000	—
Fringe benefits	—	2,296	2,296	2,296	2,296	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,746,745	4,049,041	3,549,041	3,549,041	3,549,041	—

(1)Ms. Foster’s new employment agreement provides for a base salary of $500,000 and a 2019 STIP target amount of $500,000. Under the new agreement, if Ms. Foster’s employment is terminated by death or Disability, Ms. Foster (or her estate, as applicable) would be paid a severance amount of $2,000,000, such amount representing (a) a lump sum payment equal to her then base salary multiplied by 200%, plus (b) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%.

(2)Ms. Foster’s new employment agreement provides for a base salary of $500,000 and a 2019 STIP target amount of $500,000. Under the new agreement, if Ms. Foster’s employment is terminated by our general partner without Cause or by Ms. Foster for reasons constituting Constructive Termination with or without a Change in Control, Ms. Foster (or her estate) would be paid a severance amount of $2,000,000, such amount representing (a) a lump sum payment equal to her then base salary multiplied by 200%, plus (b) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%.

(3)Ms. Foster’s new employment agreement provides for a base salary of $500,000 and a 2019 STIP target amount of $500,000. Under the new agreement, in the event of non-renewal, in addition to receiving a lump sum payment equal to 200% of her then base salary ($1,000,000), Ms. Foster would also receive payment of the performance-based and discretionary components, if any, of her STIP award for such year; for purposes of this calculation, we have assumed that Ms. Foster would receive payment of (a) 100% of the performance-based component ($250,000), and (b) 0% of the discretionary component associated with her 2019 STIP target amount.

2018 Employment Agreement

The employment agreement with Ms. Foster may be terminated at any time by either party with proper notice. If Ms. Foster’s employment is terminated for any reason, Ms. Foster shall be paid (i) all amounts of her base salary due and owing up through the date of termination, (ii) all earned, but unpaid, bonuses, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts, including vacation pay, that may be due to her as of the date of termination (the “Foster Accrued Obligations”).

If Ms. Foster’s employment is terminated by death or “Disability” (as defined in the employment agreement), she (or her estate) will be paid or receive (i) the Foster Accrued Obligations, (ii) a lump sum payment equal to 200% of her then base salary, (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, (iv) acceleration of vesting of her cash or equity interests in long-term incentive plans, and (v) group health and similar insurance premiums on behalf of her and her spouse and dependents for 18 months following the date of termination.

If Ms. Foster’s employment is terminated by our general partner without “Cause” or by Ms. Foster for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Ms. Foster shall be paid (i) the Foster Accrued Obligations,  (ii) a lump sum payment equal to 200% of her then base salary, (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, (iv) acceleration of vesting of her cash and equity interests in long-term incentive plans, (v) group health and similar insurance premiums on behalf of her spouse and dependents for 18 months following the date of termination, and (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Ms. Foster pursuant to Section 4999 of the Code.

Further, if Ms. Foster’s employment is terminated by our general partner without Cause or  Ms. Foster terminates her employment for Constructive Termination, at any time within three (3) months before a Change in Control and twelve (12) months following a Change of Control, then, in addition to the foregoing severance compensation and benefits, Ms. Foster shall receive 100% accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by Ms. Foster as in effect on the date of termination, such accelerated vesting to occur on the later of (i) the date of termination, or (ii) the date of the Change of Control.

New Employment Agreement

Ms. Foster and our general partner entered into a new employment agreement, effective as of January 1, 2019 (the “Foster 2019-2021 Agreement”), that provides that if Ms. Foster’s employment is terminated for any reason, she (or her estate, as applicable) shall be paid (i) all amounts of base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus, (iii) all reimbursements of eligible business expenses, and (iv) the Foster Accrued Obligations.

If Ms. Foster’s employment is terminated due to her death or disability, the Foster 2019-2021 Agreement provides that she (or her estate, as applicable) will be paid (i) the Foster Accrued Obligations, plus (ii) a lump sum payment equal to 200% of her base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of her cash and equity interests in certain long-term incentive plans, plus (v) payment of group health and similar insurance premiums on behalf of her and her spouse and dependents, if any, for 18 months following the date of termination.

If Ms. Foster’s employment is terminated by our general partner without Cause or by Mr. Foster for reasons constituting Constructive Termination, the Foster 2019-2021 Agreement provides that she shall be paid (i) the Foster Accrued Obligations, plus (ii) a lump sum payment equal to 200% of her base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of her cash and equity interests in certain long-term incentive plans, plus (v) payment of group health and similar insurance premiums on behalf of her and her spouse and dependents, if any, for 18 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Foster pursuant to Section 4999 of the Code.

If Ms. Foster’s employment agreement is not renewed by our general partner and she does not continue to serve as our general partner’s Chief Financial Officer following the expiration of her employment agreement pursuant to a different employment agreement with our general partner, the Foster 2019-2021 Agreement provides that she shall be paid (i) the Foster Accrued Obligations, (ii) a lump sum payment equal to 200% of her then base salary, and (iii) the performance-based and discretionary components, if any, of her STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards and outstanding phantom units held by Ms. Foster automatically shall become fully vested.

Andrew Slifka

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)(1)	($)(1)	($)(2)	($)(2)	($)(3)
Andrew Slifka
Severance Amount	—	1,450,000	1,450,000	1,450,000	1,450,000	850,000
LTIP awards	720,036	720,036	720,036	720,036	720,036	—
LTCIP award	400,000	400,000	400,000	400,000	400,000	—
Fringe benefits	—	43,609	43,609	43,609	43,609	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,120,036	3,113,645	2,613,645	2,613,645	2,613,645	850,000

(1)Mr. Slifka’s new employment agreement provides for a base salary of $475,000 and a 2019 STIP target amount of $335,000. Under the new agreement, if Mr. Slifka’s employment is terminated by death or Disability, Mr. Slifka (or his estate, as applicable) would be paid a severance amount of $1,620,000, such amount representing (a) a lump sum payment equal to his then base salary multiplied by 200%, plus (b) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%.

(2)Mr. Slifka’s new employment agreement provides for a base salary of $475,000 and a 2019 STIP target amount of $335,000. Under the new agreement, if Mr. Slifka’s employment is terminated by our general partner without Cause or by Mr. Slifka for reasons constituting Constructive Termination with or without a Change in Control, Mr. Slifka (or his estate) would be paid a severance amount of $1,620,000, such amount representing (a) a lump sum payment equal to his then base salary multiplied by 200%, plus (b) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%.

(3)Mr. Slifka’s new employment agreement provides for a base salary of $475,000 and a 2019 STIP target amount of $335,000. Under the new agreement, in the event of non-renewal, in addition to receiving a lump sum payment equal to 200% of his then base pay ($950,000) Mr. Slifka would also receive payment of the performance-based and discretionary components, if any, of his STIP award for such year; for purposes of this calculation, we have assumed that Mr. Slifka would receive payment of (a) 100% of the performance-based component ($167,500), and (b) 0% of the discretionary component associated with his 2019 STIP target amount.

2018 Employment Agreement

If Mr. Slifka’s employment is terminated for any reason, he shall be paid (i) all amounts of his base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus, (iii) all reimbursements of expenses appropriately and timely submitted and (iv) any and all other amounts, including vacation pay, that may be due to him as of the date of termination (the “Andrew Slifka Accrued Obligations”).

If Mr. Slifka’s employment is terminated due to death or “Disability” (as defined in the employment agreement), he (or his estate) shall be paid (i) the Andrew Slifka Accrued Obligations,  (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, (iv) acceleration of vesting of his cash or equity interests in long-term incentive plans, and (v) group health and similar insurance premiums on behalf of him and his spouse and dependents for 24 months following the date of termination.

If Mr. Slifka’s employment is terminated by our general partner without “Cause” or by Mr. Slifka for reasons constituting “Constructive Termination,” each as defined in the employment agreement, he shall be paid (i) the Andrew Slifka Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, (iv) acceleration of vesting of his cash and equity interests in long-term incentive plans, (v) group health and similar insurance premiums on behalf of his spouse and dependents for 24 months following the date of termination, and (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Slifka pursuant to Section 4999 of the Code.

If Mr. Slifka’s employment is terminated by our general partner without Cause or Mr. Slifka terminates his employment for Constructive Termination, at any time within three (3) months before a Change in Control and twelve (12) months following a Change of Control, then, in addition to the foregoing severance compensation and benefits, Mr. Slifka shall receive 100% accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by Mr. Slifka as in effect on the date of termination, such accelerated vesting to occur on the later of (i) the date of termination, or (ii) the date of the Change of Control. If Mr. Slifka’s employment agreement is not renewed by our general partner at the end of the applicable term and Mr. Slifka does not continue to serve as Executive Vice President or President of the Partnership’s Gasoline Distribution and Station Operations Division following the expiration of the employment agreement, Mr. Slifka shall be paid (i) the Andrew Slifka Accrued Obligations, and (ii) a lump sum payment equal to 200% of his then base salary.

New Employment Agreement

Mr. Slifka and our general partner entered into a new employment agreement, effective as of January 1, 2019 (the “Andrew Slifka 2019-2021 Agreement”), that provides that if Mr. Slifka’s employment is terminated for any reason, he (or his estate, as applicable) shall be paid the Andrew Slifka Accrued Obligations.

If Mr. Slifka’s employment is terminated due to his death or disability, the Andrew Slifka 2019-2021 Agreement provides that he (or his estate, as applicable) will be paid (i) the Andrew Slifka Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash and equity interests in certain long-term incentive plans, plus (v) payment of group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 24 months following the date of termination.

If Mr. Slifka’s employment is terminated by our general partner without Cause or by Mr. Slifka for reasons constituting Constructive Termination, the Andrew Slifka 2019-2021 Agreement provides that he shall be paid (i) the Andrew Slifka Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash and equity interests in certain long-term incentive plans, plus (v) payment of group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 24 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Slifka pursuant to Section 4999 of the Code.

If Mr. Slifka’s employment is terminated by our general partner for Cause, the Andrew Slifka 2019-2021 Agreement provides that Mr. Slifka shall receive payment of the Accrued Obligations.

If Mr. Slifka’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s Executive Vice President or President of the GDSO Division of the Partnership following the expiration of his employment agreement pursuant to a different employment agreement with our general partner, the Andrew Slifka 2019-2021 Agreement provides that he shall be paid (i) the Andrew Slifka Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, and (iii) the performance-based and discretionary components, if any, of his STIP award for such year. Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards and outstanding phantom units held by Mr. Slifka automatically shall become fully vested.

Matthew Spencer

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)(1)	($)(1)	($)(2)	($)(2)	($)(3)
Matthew Spencer
LTIP awards	265,543	—	—	—	265,543	—
LTCIP award	275,000	—	—	—	275,000	—
Fringe benefits	—	—	—	—	—	—
Life insurance benefits	—	500,000	—	—	—	—
Total	540,543	500,000	—	—	540,543	—

(1)Mr. Spencer’s new employment agreement provides for a base salary of $275,000 and a 2019 STIP target amount of $200,000. Under the new agreement, if Mr. Spencer’s employment is terminated by death or Disability, Mr. Spencer (or his estate, as applicable) would be paid a severance amount of $950,000, such amount representing (a) a lump sum payment equal to his then base salary multiplied by 200%, plus (b) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%. Mr. Spencer would also be paid acceleration of vesting of his cash and equity interests in his LTIP ($265,543) and LTCIP ($275,000) grants. He would also be paid group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination ($32,868).

(2)Mr. Spencer’s new employment agreement provides for a base salary of $275,000 and a 2019 STIP target amount of $200,000. Under the new agreement, if Mr. Spencer’s employment is terminated by our general partner without Cause or by Mr. Spencer for reasons constituting Constructive Termination with or without a Change in Control, Mr. Spencer (or his estate, as applicable) would be paid a severance amount of $950,000, such amount representing (a) a lump sum payment equal to his then base salary multiplied by 200%, plus (b) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%. Mr. Spencer would also be paid acceleration of vesting of his cash and equity interests in his LTIP ($265,543) and LTCIP ($275,000) grants. He would also be paid group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination ($32,868).

(3)Mr. Spencer’s new employment agreement provides for a base salary of $275,000 and a 2019 STIP target amount of $200,000. Under the new agreement, in the event of non-renewal, in addition to a lump sum payment equal to 200% of his then base salary ($550,000), Mr. Spencer would also receive payment of the performance-based and discretionary components, if any, of his STIP award for such year; for purposes of this calculation, we have assumed that Mr. Spencer would receive payment of (a) 100% of the performance-based component ($100,000), and (b) 0% of the discretionary component associated with his 2019 STIP target amount.

New Employment Agreement

Mr. Spencer and our general partner entered into an employment agreement, effective January 1, 2019. Prior to such date, Mr. Spencer did not have an employment agreement with our general partner. The employment agreement with Mr. Spencer may be terminated at any time by either party with proper notice. Upon termination of Mr. Spencer’s employment for any reason, he (or his estate, as applicable) shall be paid (i) all amounts of base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus, (iii) all reimbursements of eligible business expenses, and (iv) any and all other amounts, including vacation pay, that may be due to him as of the date of termination (collectively, the “Spencer Accrued Obligations”).

If Mr. Spencer’s employment is terminated due to his death or disability, he (or his estate, as applicable) will be paid (i) the Spencer Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash and equity interests in certain long-term incentive plans, plus (v) group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Spencer’s employment is terminated by our general partner without “Cause” or by Mr. Spencer for reasons constituting “Constructive Termination” (each as defined in the employment agreement), he shall be paid (i) the Spencer Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash and equity interests in certain long-term incentive plans, plus (v) group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Spencer pursuant to Section 4999 of the Code.

If Mr. Spencer’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s Chief Accounting Officer following the expiration of his employment agreement pursuant to a different employment agreement with our general partner, the employment agreement provides that he shall be paid (i) the Spencer Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, and (iii) the performance-based and discretionary components, if any, of his STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards and outstanding phantom units held by Mr. Spencer automatically shall become fully vested.

Other Benefits

Pension Benefits

The table below sets forth information regarding the present value as of December 31, 2018 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan, and, with respect to Mr. Faneuil, the Global and Alliance Deferred Compensation Agreements. Amounts with respect to the Global and Alliance Deferred Compensation Agreements are reflected in the table below because they represent a fixed entitlement.

Pension Benefits at December 31, 2018

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)	Accumulated Benefit ($)	Last Fiscal Year ($)
Eric Slifka	(1)	23	544,389	—
Mark A. Romaine	(1)	11	191,501	—
Edward J. Faneuil	(1)	19	740,233	—
Edward J. Faneuil	(2)	n/a	645,736	70,000
Edward J. Faneuil	(3)	n/a	645,736	70,000
Daphne H. Foster	(1)	3	38,148	—
Andrew P. Slifka	(1)	7	25,349	—
Andrew P. Slifka	(4)	12	218,914	—
Matthew Spencer	—	—	—	—

(1)	Global Partners LP Pension Plan
(2)	Global Deferred Compensation Agreement
(3)	Alliance Deferred Compensation Agreement
(4)	Global Montello Group Corp. Pension Plan

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

Compensation of Directors

The following table sets forth (i) certain information concerning the compensation earned by our directors in 2018, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

	Fees Earned
	or Paid in
Name	Cash ($)	Total ($)
Richard Slifka	77,500	77,500
Eric Slifka (1)	—	—
Andrew Slifka (1)	—	—
Kenneth I. Watchmaker (2)	107,500	107,500
Robert J. McCool (2)	92,500	92,500
David McKown (2)	92,500	92,500
John T. Hailer (2)	42,750	42,750
Daphne H. Foster (1)	—	—

(1)

Messrs. Eric Slifka and Andrew Slifka and Ms. Foster, as executive officers of our general partner, are otherwise compensated for their services and therefore receive no separate compensation for their service as directors.

(2)

As of December 31, 2018, our non-employee directors held the following aggregate number of unvested phantom units: Mr. Richard Slifka (0), Mr. Watchmaker (5,971), Mr. McCool (5,374), Mr. McKown (4,777) and Mr. Hailer (0).

Employees of our general partner who also serve as directors do not receive additional compensation. In 2018, directors who are not employees of our general partner (1) received: (a) a $67,500 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP and the LTCIP.

Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

On March 6, 2019, Mr. Watchmaker, Mr. McCool and Mr. McKown, respectively, were awarded LTCIP grants in the amounts of $140,000, $125,000, and $115,000 in respect of services rendered in 2017. Each such LTCIP award will fully vest as of March 1, 2022.

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

For 2018, our last completed fiscal year:

•	The median of the annual total compensation of our employees (other than the CEO) was $22,816; and
•	The annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $2,490,920.
•	Based on this information, for 2018, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 109 to 1.

To put this into context, approximately 79% of our employee population consists of convenience store employees, approximately 45% of whom are employed on a part-time basis. Our part-time employees who work less than thirty hours per week receive (i) wages, and (ii) if eligible, sick time and/or 401(k) benefits, but are not eligible for vacation or other fringe benefits. In comparison, if we were to only look at our non-convenience store employee population, the median employee would be employed on a full-time basis, with a total annual compensation of $80,000 in 2017. The ratio of the annual total compensation of our CEO to this median employee was reasonably estimated to be 31 to 1.

To identity the median of the annual total compensation of all of our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•

We determined that, as of December 31, 2018, our employee population consisted of approximately 3,925 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary (including seasonal) employees. We selected December 31, 2018 as identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.

•

We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, bonuses and equity awards, if any, reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2018.

•

We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.

•

After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2018 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $22,816.

•	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 5, 2019 the beneficial ownership of units representing limited partner interests in Global Partners LP (“Units”) held by certain beneficial owners of more than five percent (5%) of the Units, by each director and named executive officer of Global GP LLC, the general partner of Global Partners LP (“General Partner”) and by all current directors and executive officers of our General Partner as a group:

		Percentage
	Common	of Common
	Units	Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
Richard Slifka (2)(3)(4)(5)(6)(7)	5,275,197	15.5%
Alfred A. Slifka 1990 Trust Under Article II-A (2)(3)(5)(6)(8)	4,429,709	13.0%
OppenheimerFunds Inc. (9)	4,935,927	14.5%
Kayne Anderson Capital Advisors L.P. (12)	2,408,459	7.1%
Richard A. Kayne (12)	2,408,459	7.1%
Montello Oil Corporation (2)	2,348,078	6.9%
Global Petroleum Corp. (3)	1,725,463	5.1%
Eric Slifka (5)(10)(11)	1,564,814	4.6%
Larea Holdings LLC (10)	564,984	1.7%
Andrew Slifka (7)	509,382	1.5%
Global GP LLC (5)	241,643	*
Edward J. Faneuil	81,706	*
Mark Romaine	42,476	*
Daphne H. Foster	12,481	*
Matthew Spencer	2,986	*
Robert J. McCool	31,235	*
Kenneth I. Watchmaker	32,885	*
David K. McKown	7,857	*
John T. Hailer	—	*
Larea Holdings II LLC (7)	282,492	*
Chelsea Terminal Limited Partnership (4)	60,178	*
All directors and executive officers as a group (11 persons)	7,319,376	21.5%

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

(9)

According to a Schedule 13G/A filed on January 24, 2019, OppenheimerFunds, Inc. beneficially owned 4,935,927 common units, representing 14.52% of the common units then outstanding. The address for OppenheimerFunds, Inc. is 225 Liberty Street, New York, NY 10281.

(10)

Eric Slifka has sole voting and investment power with respect to units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own, the units held by Larea Holdings LLC. Eric Slifka is the son of the late Alfred A. Slifka.

(11)	Beneficially owned unit amounts for Eric Slifka include the units owned by Global GP LLC and Larea Holdings LLC.
(12)

According to a Schedule 13G/A filed on February 1, 2019, Kayne Anderson Capital Advisors, L.P. beneficially owned 2,408,459 common units, representing 7.08% of the common units then outstanding and Richard A. Kayne beneficially owned 2,408,459 common units, representing 7.08% of the common units then outstanding. The address for Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2018:

Number of securities
	Number of Securities		remaining available for
	to be issued	Weighted average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	730,141	—	2,964,821
Equity compensation plans not approved by security holders	—	—	—
Total	730,141	—	2,964,821

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of March 5, 2019, affiliates of our general partner, including current directors and executive officers of our general partner, owned 7,319,376 common units representing 21.5% of the common units. In addition, our general partner owns a 0.67% general partner interest in us.

Alfred A. Slifka, former Chairman of the board of our general partner, passed away on March 9, 2014. Mr. Slifka’s estate closed effective February 28, 2017 and his interests in our general partner and his beneficially owned interests in Global Partners LP and its affiliates were transferred to the Alfred A. Slifka 1990 Trust Under Article II-A on that date.

Steven McCool, the son of Robert J. McCool, one of our independent directors, is an employee of Global GP LLC. During our fiscal year ended December 31, 2018, his total compensation earned was approximately $160,000.

Maxwell Foster, the son of Daphne H. Foster, our Chief Financial Officer, is an employee of Global GP LLC. During our fiscal year ended December 31, 2018, his total compensation earned was approximately $174,000.

James Cook, the son-in-law of Richard Slifka, our Chairman, and the brother-in-law of Andrew Slifka, our Executive Vice President and director, is an employee of Global GP LLC. During our fiscal year ended December 31, 2018, his total compensation earned was approximately $273,000.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 99.33% to the common unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 7,319,376 common units and 0.67% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.67% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding common units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $13.5 million on their common units and $0.4 million on the 0.67% general partner interest.

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

Noncompetition

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

Pursuant to Eric Slifka’s and Andrew Slifka’s respective employment agreements with our general partner, each of Eric Slifka and Andrew Slifka agreed, for themselves and their respective affiliates, to not work (as an employee, consultant, advisor, director or otherwise), engage in, acquire or invest in any of the following businesses: (1) the wholesale or retail marketing, sale, distribution and transportation of refined petroleum products, crude oil, renewable fuels (including ethanol and biofuels), and natural gas liquids (including ethane, butane, propane and condensates); (2) the storage of refined petroleum products and/or any of the other products identified in clause (1) above in connection with any of the activities described in said clause (1); (3) the retail sale of convenience store items and sundries and related food service, whether or not related to the retail sale of refined petroleum products including, without limitation, gasoline; (4) bunkering; and (5) any other business in which the general partner or its affiliates (a) becomes engaged during the period that they are employed by the general partner or any of its affiliates, or (b) is preparing to become engaged as of the time that their employment with the general partner or any of its affiliates ends and, with respect to parts (a) and (b) of this clause (5), they have participated in or obtained Confidential Information about such business or anticipated business. Each of Eric Slifka and Andrew Slifka further agreed to not directly or indirectly solicit any employees, contractors, vendors, suppliers or customers of the general partner or any of its affiliates to cease to be employed by or otherwise do business with the general partner or any of its affiliates, or to reduce the same. The foregoing noncompetition and nonsolicitation restrictions may be waived only by the conflicts committee of the general partner’s board of directors. Eric Slifka’s and Andrew Slifka’s noncompetition and non-solicitation obligations survive for one year following the termination of their respective employment for any reason other than death or the termination of their employment by the general partner without Cause (as defined in their respective employment agreements). In consideration for their respective noncompetition obligations, the general partner shall pay to each of Eric Slifka and Andrew Slifka a total payment equal to fifty percent (50%) of their highest annualized Base Salary (as defined in their respective employment agreements) within the two years preceding termination; provided,  that the general partner shall have no obligation to make such payments in the event that Eric Slifka or Andrew Slifka breaches any of the terms of their noncompetition obligations.

In addition, Eric Slifka’s and Andrew Slifka’s employment agreements include, and Eric Slifka and Andrew Slifka both agreed to, a confidentiality provision, which generally will continue for two years following Eric Slifka’s and Andrew Slifka’s termination of employment.

Shared Services Agreement

We are party to a shared services agreement with Global Petroleum Corp. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. Under this agreement, we provide Global Petroleum Corp. with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. pays or paid us an amount based upon the cost associated with the provision of such services. We will continue to provide Global Petroleum Corp. with such services for an indefinite term, and Global Petroleum Corp. may terminate its receipt of some or all of the services thereunder upon 90 days’ prior written notice. As of December 31, 2018, no notice of termination had been given under the agreement with Global Petroleum Corp. as then in effect.

Revere Terminal Acquisition from Global Petroleum Corp.

On January 14, 2015, we acquired the Revere terminal from Global Petroleum Corp. for a purchase price of approximately $23.7 million. Global Petroleum Corp. is currently owned by the Alfred A. Slifka 1990 Trust Under Article II-A and Richard Slifka. Pursuant to the purchase agreement entered into by both parties, we assumed all liabilities and obligations of Global Petroleum Corp. related to the terminal and the underlying real property, except for certain liabilities as set forth in the purchase agreement. We released Global Petroleum Corp. from and agreed to indemnify Global Petroleum Corp. from all known and unknown environmental liabilities relating to the terminal and underlying real property, provided that we will be responsible for the first remediation expenses arising from unknown conditions up to $1.5 million, in the aggregate, and then Global Petroleum Corp. will reimburse us for any remediation expenses in excess of $1.5 million up to $2.3 million, provided further that (i) Global Petroleum Corp. will have no obligation to reimburse us for expenses in excess of $750,000 in the aggregate, and (ii) Global Petroleum Corp.’s reimbursement obligations will survive for a period of three years following the closing of the acquisition. Global Petroleum Corp.’s reimbursement obligations expired in January 2018, and any and all remediation expenses will be our responsibility.

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

Relationship of Management with Global Petroleum Corp.

Some members of our management team are also officers and/or directors of our affiliate, Global Petroleum Corp. Global Petroleum Corp. is wholly owned by ASRS Global General Partnership, an entity that is owned equally by Richard Slifka and by the Alfred A. Slifka 1990 Trust Under Article II-A. Messrs. Faneuil and Spencer spend a portion of their time providing services to Global Petroleum Corp. under a shared services agreement. Please read “—Shared Services Agreement.”

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

Director Independence

Please read Part III, Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2018 and 2017 calendar years. The audit committee’s charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non‑audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit‑related, tax and all other fees categories below were approved by the audit committee.

Pre‑approved fees to Ernst & Young LLP for the fiscal year ended December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Audit Fees (1)	$4,495	$4,225
Audit—Related Fees	122	112
Tax Fees (2)	1,455	1,870
Total	$6,072	$6,207

(1)

Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young’s audits of the effectiveness of our internal control over financial reporting at December 31, 2018 and 2017.

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

10.22^	—	Form of Restricted Unit Award Grant Letter (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q filed on August 7, 2015).
10.23^	—	Form of Cash Award Grant Letter (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10‑Q filed on August 7, 2015).
10.24^	—	Form of Phantom Unit Agreement (Cash Settlement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed on November 6, 2015).
10.25†††	—

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

10.27^	—

Amended and Restated Employment Agreement effective as of January 1, 2018, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2018).

10.28^	—

Amended and Restated Employment Agreement effective as of January 1, 2018, by and between Global GP LLC and Andrew P. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 23, 2018).

10.29^	—

Employment Agreement effective as of January 1, 2018, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 23, 2018).

10.30^	—

Employment Agreement effective as of January 1, 2018, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 23, 2018).

10.31^	—

Employment Agreement effective as of January 1, 2018, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 23, 2018).

10.32^	—

Employment Agreement effective as of January 1, 2018, by and between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on May 21, 2018).

10.33^	—	Global Partners LP 2018 Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2018).
10.34^	—	Global Partners LP 2018 Long-Term Cash Incentive Plan Form of Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 12, 2018).
10.35	—

First Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed on November 8, 2018).

10.36	—

Second Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q  filed on November 8, 2018).

10.37^	—

First Amendment to 2018 Amended and Restated Employment Agreement effective as of December 31, 2018, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2019).

10.38^	—

Employment Agreement effective as of February 1, 2019, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 5, 2019).

10.39^	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 5, 2019).

10.40^	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 5, 2019).

10.41^	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 5, 2019).

10.42^	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Andrew P. Slifka (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 5, 2019).

10.43^	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Matthew Spencer (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 5, 2019).

10.44*^		Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement
21.1*	—	List of Subsidiaries of Global Partners LP.
23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a‑14(a)/15d‑14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a‑14(a)/15d‑14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

††   Portions of this exhibit have been omitted pursuant to an order granting confidential treatment, dated February 14, 2011 (SEC File No. 001-32593).

††† Portions of this exhibit have been omitted pursuant to an order granting confidential treatment, dated June 15, 2017 (SEC File No. 001-32593).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Partners LP
	By:	Global GP LLC,
its general partner
Dated: March 8, 2019		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2019.

Signature	Title

/s/ Eric Slifka	President, Chief Executive Officer, Vice Chairman and Director
Eric Slifka	(Principal Executive Officer)

/s/ Daphne H. Foster	Chief Financial Officer and Director
Daphne H. Foster	(Principal Financial Officer)

/s/ Matthew Spencer	Chief Accounting Officer
Matthew Spencer	(Principal Accounting Officer)

/s/ Andrew Slifka	Executive Vice President and Director
Andrew Slifka

/s/ Richard Slifka	Chairman
Richard Slifka

/s/ David K. McKown	Director
David K. McKown

/s/ Robert J. McCool	Director
Robert J. McCool

/s/ Kenneth I. Watchmaker	Director
Kenneth I. Watchmaker

/s/ John T. Hailer	Director
John T. Hailer

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Partners LP (the Partnership) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), partners’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2019 expressed an unqualified opinion thereon.

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

March 8, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on Internal Control over Financial Reporting

We have audited Global Partners LP's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income (loss), partners’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Partnership and our report dated March 8, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 8, 2019

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,121	$14,858
Accounts receivable, net (less allowance of $2,433 and $4,605 at December 31, 2018 and 2017, respectively)	334,777	417,263
Accounts receivable—affiliates	5,435	3,773
Inventories	386,442	350,743
Brokerage margin deposits	14,766	9,681
Derivative assets	26,390	3,840
Prepaid expenses and other current assets	98,977	77,977
Total current assets	874,908	878,135
Property and equipment, net	1,132,632	1,036,667
Intangible assets, net	58,532	56,545
Goodwill	327,406	312,401
Other assets	30,813	36,421
Total assets	$2,424,291	$2,320,169
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$308,979	$313,412
Working capital revolving credit facility—current portion	103,300	126,700
Environmental liabilities—current portion	6,092	5,009
Trustee taxes payable	42,613	110,321
Accrued expenses and other current liabilities	117,274	99,507
Derivative liabilities	4,494	13,708
Total current liabilities	582,752	668,657
Working capital revolving credit facility—less current portion	150,000	100,000
Revolving credit facility	220,000	196,000
Senior notes	664,455	661,774
Environmental liabilities—less current portion	57,132	52,968
Financing obligations	149,997	150,334
Deferred tax liabilities	42,856	40,105
Other long-term liabilities	57,905	56,013
Total liabilities	1,925,097	1,925,851
Commitments and contingencies (see Note 10)	—	—
Partners’ equity
Global Partners LP equity:
Series A preferred limited partners (2,760,000 and 0 units issued and outstanding at December 31, 2018 and 2017, respectively)	67,226	—
Common limited partners (33,995,563 units issued and 33,751,435 outstanding at December 31, 2018 and 33,995,563 units issued and 33,645,092 outstanding at December 31, 2017)	437,874	399,399
General partner interest (0.67% interest with 230,303 equivalent units outstanding at December 31, 2018 and 2017)	(2,509)	(2,978)
Accumulated other comprehensive loss	(5,260)	(5,468)
Total Global Partners LP equity	497,331	390,953
Noncontrolling interest	1,863	3,365
Total partners’ equity	499,194	394,318
Total liabilities and partners’ equity	$2,424,291	$2,320,169

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2018	2017	2016
Sales	$12,672,602	$8,920,552	$8,239,639
Cost of sales	12,022,193	8,337,500	7,693,149
Gross profit	650,409	583,052	546,490
Costs and operating expenses:
Selling, general and administrative expenses	171,002	155,033	149,673
Operating expenses	321,115	283,650	288,547
(Gain) loss on trustee taxes	(52,627)	16,194	—
Lease exit and termination (gain) expenses	(3,506)	—	80,665
Amortization expense	10,960	9,206	9,389
Net loss (gain) on sale and disposition of assets	5,880	(1,624)	20,495
Goodwill and long-lived asset impairment	414	809	149,972
Total costs and operating expenses	453,238	463,268	698,741
Operating income (loss)	197,171	119,784	(152,251)
Interest expense	(89,145)	(86,230)	(86,319)
Income (loss) before income tax (expense) benefit	108,026	33,554	(238,570)
Income tax (expense) benefit	(5,623)	23,563	(53)
Net income (loss)	102,403	57,117	(238,623)
Net loss attributable to noncontrolling interest	1,502	1,635	39,211
Net income (loss) attributable to Global Partners LP	103,905	58,752	(199,412)
Less: General partner’s interest in net income (loss), including incentive distribution rights	1,033	394	(1,336)
Less: Series A preferred limited partner interest in net income	2,691	—	—
Net income (loss) attributable to common limited partners	$100,181	$58,358	$(198,076)
Basic net income (loss) per common limited partner unit	$2.97	$1.74	$(5.91)
Diluted net income (loss) per common limited partner unit	$2.95	$1.74	$(5.91)
Basic weighted average common limited partner units outstanding	33,701	33,589	33,525
Diluted weighted average common limited partner units outstanding	33,972	33,634	33,525

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$102,403	$57,117	$(238,623)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	133	1,037	2,486
Change in pension liability	75	(1,064)	167
Total other comprehensive income (loss)	208	(27)	2,653
Comprehensive income (loss)	102,611	57,090	(235,970)
Comprehensive loss attributable to noncontrolling interest	1,502	1,635	39,211
Comprehensive income (loss) attributable to Global Partners LP	$104,113	$58,725	$(196,759)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$102,403	$57,117	$(238,623)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	106,838	105,652	111,942
Amortization of deferred financing fees	5,372	5,644	6,019
Amortization of leasehold interests	327	631	1,252
Amortization of senior notes discount	1,501	1,445	1,393
Bad debt expense	588	211	231
Unit-based compensation expense	2,738	2,755	4,145
Write-off of financing fees	—	573	1,828
Gain on trustee taxes	(52,627)	—	—
Net loss (gain) on sale and disposition of assets	5,880	(1,624)	20,495
Goodwill and long-lived asset impairment	414	809	149,972
Deferred income taxes	2,751	(25,949)	(18,782)
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	81,898	3,886	(110,237)
Accounts receivable-affiliate	(1,662)	(630)	(565)
Inventories	(29,778)	173,167	(135,888)
Broker margin deposits	(5,085)	17,972	3,674
Prepaid expenses, all other current assets and other assets	(15,912)	(13,674)	2,987
Accounts payable	(4,433)	(6,850)	17,410
Trustee taxes payable	(15,081)	9,155	5,902
Change in derivatives	(31,764)	2,346	40,218
Accrued expenses, all other current liabilities and other long-term liabilities	14,488	15,806	16,741
Net cash provided by (used in) operating activities	168,856	348,442	(119,886)
Cash flows from investing activities
Acquisitions	(171,620)	(38,479)	—
Capital expenditures	(69,174)	(49,866)	(71,279)
Seller note issuances	(3,337)	(6,086)	—
Proceeds from sale of property and equipment	18,411	32,787	77,726
Net cash (used in) provided by investing activities	(225,720)	(61,644)	6,447
Cash flows from financing activities
Net proceeds from issuance of Series A preferred units	66,366	—	—
Net borrowings from (payments on) working capital revolving credit facility	26,600	(197,900)	176,500
Net borrowings from (payments on) revolving credit facility	24,000	(20,700)	(52,300)
Proceeds from sale-leaseback, net	—	—	62,469
LTIP units withheld for tax obligations	(835)	(522)	—
Noncontrolling interest capital contribution	—	279	—
Distribution to noncontrolling interest	—	(465)	(1,798)
Distributions to limited partners and general partner	(66,004)	(62,660)	(62,520)
Net cash provided by (used in) financing activities	50,127	(281,968)	122,351
Cash and cash equivalents
Decrease (increase) in cash and cash equivalents	(6,737)	4,830	8,912
Cash and cash equivalents at beginning of year	14,858	10,028	1,116
Cash and cash equivalents at end of year	$8,121	$14,858	$10,028
Supplemental information
Cash paid during the period for interest	$55,444	$62,512	$64,112
Cash paid during the period for income taxes	$653	$7,356	$16,990

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2015	$—	$657,071	$(1,188)	$(8,094)	$46,195	$693,984
Net loss	—	(198,076)	(1,336)	—	(39,211)	(238,623)
Distributions to limited partners and general partner	—	(62,892)	(424)	—	—	(63,316)
Distribution to noncontrolling interest	—	—	—	—	(1,798)	(1,798)
Unit-based compensation	—	4,145	—	—	—	4,145
Other comprehensive income	—	—	—	2,653	—	2,653
Dividends on repurchased units	—	796	—	—	—	796
Balance at December 31, 2016	—	401,044	(2,948)	(5,441)	5,186	397,841
Net income (loss)	—	58,358	394	—	(1,635)	57,117
Noncontrolling interest capital contribution	—		—	—	279	279
Distributions to limited partners and general partner	—	(62,892)	(424)	—	—	(63,316)
Distribution to noncontrolling interest	—	—	—	—	(465)	(465)
Unit-based compensation	—	2,755	—	—	—	2,755
Other comprehensive loss	—	—	—	(27)	—	(27)
LTIP units withheld for tax obligations	—	(522)	—	—	—	(522)
Dividends on repurchased units	—	656	—	—	—	656
Balance at December 31, 2017	—	399,399	(2,978)	(5,468)	3,365	394,318
Issuance of Series A preferred units	66,366	—	—	—	—	66,366
Net income (loss)	2,691	100,181	1,033	—	(1,502)	102,403
Distributions to limited partners and general partner	(1,831)	(63,744)	(564)	—	—	(66,139)
Unit-based compensation	—	2,738	—	—	—	2,738
Other comprehensive income	—	—	—	208	—	208
LTIP units withheld for tax obligations	—	(835)	—	—	—	(835)
Dividends on repurchased units	—	135	—	—	—	135
Balance at December 31, 2018	$67,226	$437,874	$(2,509)	$(5,260)	$1,863	$499,194

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

The Partnership is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2018, the Partnership had a portfolio of 1,579 owned, leased and/or supplied gasoline stations, including 297 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of December 31, 2018, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,340,941 common units, representing a 21.6% limited partner interest.

2018 Transactions

Series A Preferred Unit Offering—On August 7, 2018, the Partnership issued 2,760,000 9.75% Series A  Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units, liquidation preference of $25.00 per unit (the “Series A Preferred Units”), for $25.00 per Series A Preferred Unit in an offering registered under the Securities Act of 1933. See Note 17.

Acquisition from Cheshire Oil Company, LLC—On July 24, 2018, the Partnership acquired the assets of company-operated gasoline stations and convenience stores from New Hampshire-based Cheshire Oil Company, LLC (“Cheshire”). See Note 19.

Acquisition from Champlain Oil Company, Inc.—On July 17, 2018, the Partnership acquired retail fuel and convenience store assets from Vermont-based Champlain Oil Company, Inc. (“Champlain”). See Note 19.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The financial results of Cheshire and Champlain since the respective acquisition date are included in the accompanying consolidated statements of operations for the year ended December 31, 2018. On October 18, 2017, the Partnership acquired retail gasoline and convenience store assets from Honey Farms, Inc. (“Honey Farms”). The financial results of Honey Farms since the acquisition date are included in the accompanying consolidated statements of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 19, “Business Combinations,” for additional information on the Partnership’s acquisitions. The accompanying consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions. Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination and identification of associated goodwill and intangible assets, (ii) fair value of derivative instruments, (iii) accruals and contingent liabilities, (iv) allowance for doubtful accounts, (v) assumptions used to evaluate goodwill, property and equipment and intangibles for impairment; (vi) environmental and asset retirement obligation provisions; and (vii) cost of sales accrual. Although the Partnership believes these estimates are reasonable, actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The carrying value of cash and cash equivalents, including broker margin accounts, approximates fair value.

Accounts Receivable

The Partnership’s accounts receivable primarily results from sales of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane to its customers. The majority of the Partnership’s accounts receivable relates to its petroleum marketing activities that can generally be described as high volume and low margin activities. The Partnership makes a determination of the amount, if any, of a line of credit it may extend to a customer based on the form and amount of financial performance assurances the Partnership requires. Such financial assurances are commonly provided to the Partnership in the form of standby letters of credit, personal guarantees or corporate guarantees.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2018 and 2017, substantially all of the Partnership’s accounts receivable were classified as current assets and there were no non-standard payment terms.

Inventories

The Partnership hedges substantially all of its petroleum and ethanol inventory using a variety of instruments, primarily exchange-traded futures contracts. These futures contracts are entered into when inventory is purchased and are either designated as fair value hedges against the inventory on a specific barrel basis for inventories qualifying for fair value hedge accounting or not designated and maintained as economic hedges against certain inventory of the Partnership on a specific barrel basis. Changes in fair value of these futures contracts, as well as the offsetting change in fair value on the hedged inventory, are recognized in earnings as an increase or decrease in cost of sales. All hedged inventory designated in a fair value hedge relationship is valued using the lower of cost, as determined by specific identification, or net realizable value, as determined at the product level. All petroleum and ethanol inventory not designated in a fair value hedging relationship is carried at the lower of historical cost, on a first-in, first-out basis, or net realizable value. Renewable Identification Numbers (“RINs”) inventory is carried at the lower of historical cost, on a first-in, first-out basis, or net realizable value. Convenience store inventory is carried at the lower of historical cost, based on a weighted average cost method, or net realizable value.

Inventories consisted of the following at December 31 (in thousands):

	2018	2017
Distillates: home heating oil, diesel and kerosene	$173,403	$183,059
Gasoline	93,534	81,504
Gasoline blendstocks	52,195	26,789
Crude oil	21,325	10,809
Residual oil	21,054	28,442
Propane and other	1,447	1,659
Renewable identification numbers (RINs)	1,034	380
Convenience store inventory	22,450	18,101
Total	$386,442	$350,743

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third‑party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $3.8 million and $9.5 million at December 31, 2018 and 2017, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $14.9 million and $8.4 million at December 31, 2018 and 2017, respectively. Exchange transactions are valued using current carrying costs.

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

Goodwill and Long-Lived Asset Impairment

The following table presents goodwill and long-lived asset impairment charges recognized during the years ended December 31 (in thousands):

	2018	2017	2016
Goodwill impairment	$—	$—	$121,752
Long-lived asset impairment	414	809	28,220
Total	$414	$809	$149,972

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Partnership has concluded that its operating segments are also its reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with the Partnership’s disposition activities of Gasoline Distribution and Station Operation (“GDSO”) sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under ASC 805. The GDSO reporting unit’s goodwill that was derecognized related to the disposition of sites that met the definition of a business was $3.9 million, $4.0 million and $17.9 million for the years ended December 31, 2018, 2017 and 2016, respectively (see Note 6).

Goodwill Impairment Test—2018 and 2017

On January 1, 2017, the Partnership early adopted Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other” (“ASU 2017-04”), which eliminates step two from the goodwill impairment test, and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value.

During both 2018 and 2017, the Partnership completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro‑economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on the Partnership’s assessment, no impairment was identified.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill Impairment Test—2016

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Partnership recognized an impairment charge of $0.4 million and $0.8 million for the years ended December 31, 2018 and 2017, respectively, relating to long-lived assets at certain gasoline stations and convenience stores. These assets are allocated to the GDSO segment, and the respective impairment is included in goodwill and long-lived asset impairment in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017.

In 2016, the Partnership recognized an impairment charge of $23.2 million relating to long-lived assets used at its crude oil transloading terminals in North Dakota. Additionally, the Partnership recognized an impairment charge of approximately $2.9 million associated with certain long-lived assets at its Albany, New York terminal and all development work in Port Arthur, Texas associated with the initial investments related to expanding the Partnership’s ability to handle crude oil at those locations. The long-term recoverability of these assets has been adversely impacted by a prolonged decline in crude oil prices and crude oil differentials. The method used for determining fair value of these assets relied on a combination of the cost and market approaches. These terminal assets are allocated to the Wholesale segment, and the total impairment charge of $26.1 million is included in goodwill and long-lived asset impairment in the accompanying consolidated statements of operations for the year ended December 31, 2016.

Also in 2016, the Partnership recognized an impairment charge of $1.9 million associated with the long-lived assets used in supplying compressed natural gas (“CNG”) which is viewed as an alternative fuel to oil. The long-term recoverability of these assets has been adversely impacted by the decline in commodity prices and the cost differential between natural gas and oil. As oil has remained an attractive alternative to CNG due to lower oil prices, the related impact on the CNG operating and cash flows was determined to be an impairment indicator, resulting in the impairment of the CNG long-lived assets during the year ended December 31, 2016. The method used for determining fair value of the CNG assets relied on the market approach. The impairment charge is included in goodwill and long-lived asset impairment in the accompanying consolidated statements of operations for the year ended December 31, 2016. The CNG assets were allocated to the Commercial segment. On November 1, 2016, the Partnership sold its CNG assets.

Additionally in 2016, the Partnership recognized an impairment charge of $0.3 million associated with the long-lived assets of one discrete GDSO site in its GDSO segment. The method used for determining fair value of this site relied on the market approach. The impairment charge is included in goodwill and long-lived asset impairment in the accompanying consolidated statements of operations for the year ended December 31, 2016.

Environmental and Other Liabilities

The Partnership accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. See Notes 13 and 22.

.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long‑lived assets that result from the acquisition, construction, development or operation of long‑lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs. The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory requirements for UST removal or policy. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Partnership had approximately $8.8 million and $8.0 million in total asset retirement obligations at December 31, 2018 and 2017, respectively, which are included in other long‑term liabilities in the accompanying consolidated balance sheets.

Leases

The Partnership has terminal and throughput lease arrangements with various oil terminals and third parties, certain of which arrangements have minimum usage requirements. In addition, the Partnership leases certain gasoline stations from third parties under long‑term arrangements with various expiration dates. The Partnership also has several long‑term lease agreements with Getty Realty, which enables the Partnership to supply and operate certain Getty Realty gasoline station sites, and with the Port of Columbia County (formerly known as Port of St. Helens) in Clatskanie, Oregon for land and for access rights to a rail spur and dock located at its Oregon facility.

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

In addition, in June of 2016, the Partnership sold real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores. In connection with this sale-leaseback transaction, the Partnership is party to a master unitary lease agreement with the buyer to lease back those real property assets sold with respect to such sites (see Note 7).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Early Termination of Railcar Sublease

On December 21, 2016 (effective December 31, 2016), the Partnership voluntarily terminated early a sublease with a counterparty for 1,610 railcars that were underutilized due to unfavorable market conditions in the crude oil by rail market. Separately, the Partnership entered into a fleet management services agreement (effective January 1, 2017) with the counterparty, pursuant to which the Partnership will provide railcar storage, freight, cleaning, insurance and other services on behalf of the counterparty. As a result of the sublease termination, the Partnership recognized a lease exit expense of $80.7 million consisting of (i) $61.7 million cash consideration in settlement of the remaining lease payments, (ii) $10.7 million of accrued incremental costs relating to the Partnership’s obligations under the sublease to return and manage the railcars through lease expiration, and (iii) $8.3 million associated with derecognizing prepaid rent accumulated from the recognition of lease rental expense on a straight‑line basis over the original term of the lease. The $10.7 million of accrued incremental costs include future railcar storage, freight, cleaning, insurance and other services, and were recognized at present value based on the estimated timing of when the costs would be incurred using a discount rate of 10%. These incremental costs will be incurred through August of 2019 in conjunction with the services to be performed by the Partnership under the fleet management services agreement entered into with the counterparty contemporaneously with the sublease termination.

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

The $61.7 million cash settlement of the contractual commitment represented a $10.2 million savings of the Partnership’s lease rental obligations remaining over the lease term through August of 2019. The termination of the sublease eliminated lease payments related to these railcars of approximately $30.0 million and $29.0 million in 2017 and 2018, respectively, and future lease payments of approximately $13.0 million in 2019.

Lease Exit Termination Gain

During 2018, the Partnership was released from certain of its obligations to provide railcar storage, freight, insurance and other services for 500 railcars under the fleet management services agreement discussed above. The release resulted in a $3.5 million reduction of the remaining accrued incremental costs, which benefit is included in lease exit and termination (gain) expenses in the accompanying consolidated statements of operations for the year ended December 31, 2018. The remaining accrued incremental costs were $5.9 million at December 31, 2018.

On February 1, 2019, the Partnership was released from certain of its obligations to provide railcar storage, freight, insurance and other services for an additional 360 railcars under the fleet management services agreement. After settlement of certain cash costs, the Partnership estimates that the release will result in a $0.8 million reduction of the remaining accrued incremental costs, which benefit will be included in lease exit and termination (gain) expenses in the first quarter of 2019.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Partnership’s sales relate primarily to the sale of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. The Partnership may also provide for shipping costs at the time of sale, which are included in cost of sales.

Contracts with customers typically contain pricing provisions that are tied to a market index, with certain adjustments based on quality and freight due to location differences and prevailing supply and demand conditions, as well as other factors. As a result, the price of the products fluctuates to remain competitive with other available product supplies. The revenue associated with such arrangements is recognized upon delivery.

In addition, the Partnership generates revenue from its logistics activities when it stores, transloads and ships products owned by others. Revenue from logistics services is recognized as services are provided.

Logistics agreements may require counterparties to throughput a minimum volume over an agreed-upon period and may include make-up rights if the minimum volume is not met. The Partnership recognizes revenue associated with make-up rights at the earlier of when the make-up volume is shipped, the make-up right expires or when it is determined that the likelihood that the shipper will utilize the make-up right is remote.

The Partnership also recognizes convenience store sales of gasoline, grocery and other merchandise and sundries at the time of the sale to the customer. Gasoline station rental income is recognized on a straight‑line basis over the term of the lease.

Product revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products, gasoline blendstocks, renewable fuels and crude oil of a desired quality or to reduce transportation costs by taking delivery of products closer to the Partnership’s end markets. The Partnership recognizes net exchange differentials due from exchange partners in sales upon delivery of product to an exchange partner. The Partnership recognizes net exchange differentials due to exchange partners in cost of sales upon receipt of product from an exchange partner.

The amounts recorded for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses.

Trustee Taxes

The Partnership collects trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. Examples of trustee taxes include, among other things, motor fuel excise tax and sales and use tax. As such, it is the Partnership’s policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities. See Note 11 for additional information.

The Partnership may be subject to audits of its state and federal tax returns prepared for trustee taxes. Historically, any tax adjustments from such audits have been deemed immaterial by the Partnership and have been included in cost of sales. In November of 2017, the Partnership received an assessment from a state taxing authority in connection with its audit of the Partnership’s fuel and sales tax returns for the periods from December 2008 through August 2013 (the “Audit”). In February of 2018, the Partnership agreed to administratively close the Audit, and, as a result, recognized a loss on trustee taxes of $16.2 million during the fourth quarter of 2017, which is included in the accompanying consolidated statements of operations for the year ended December 31, 2017. The loss on trustee taxes consists of both tax and interest, with no penalties being assessed. Although the Audit has been administratively closed, the Partnership has the right to seek recovery of the payment of the trustee tax. While the Partnership believes it has

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meritorious arguments and defenses to recover a majority of the tax and interest assessed, the Partnership cannot be certain of such outcome.

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, the Partnership recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011. Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 the Partnership determined that the liability was no longer required. The liability had historically been included in trustee taxes in the accompanying consolidated balance sheets. The recognition of this one-time income item, which is included in gain (loss) on trustee taxes in the accompanying consolidated statements of operations for the year ended December 31, 2018, did not impact cash flows from operations for the year ended December 31, 2018.

Income Taxes

Section 7704 of the Internal Revenue Code provides that publicly‑traded partnerships are, as a general rule, taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists under Section 7704(c) with respect to publicly‑traded partnerships of which 90% or more of the gross income for every taxable year consists of “qualifying income.” Qualifying income includes income and gains derived from the transportation, storage and marketing of refined petroleum products, gasoline blendstocks, crude oil and ethanol to resellers and refiners. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income.

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

One of the Partnership’s wholly owned subsidiaries, GMG, is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG. The after‑tax earnings of GMG are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for GMG. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. See Note 12.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Risk

Financial instruments that potentially subject the Partnership to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, firm commitments and, under certain circumstances, futures contracts, forward fixed price contracts, options and swap agreements, all of which may be used to hedge commodity and interest rate risks. The Partnership invests excess cash in investment‑grade securities. The Partnership provides credit in the normal course of its business. The Partnership performs ongoing credit evaluations of its customers and provides for credit losses based on specific information and historical trends. Credit risk on trade receivables is minimized as a result of the Partnership’s large customer base. Losses have historically been within management’s expectations. See Note 8 for a discussion regarding risk of credit loss related to futures contracts, forward fixed price contracts, options and swap agreements. The Partnership’s wholesale and commercial customers of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane are primarily located in the Northeast. The Partnership’s retail gasoline stations and directly operated convenience stores are located primarily in the Northeast.

Due to the nature of the Partnership’s businesses and its reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which the Partnership operates, increasing the demand for gasoline. Therefore, the Partnership’s volumes in gasoline are typically higher in the second and third quarters of the calendar year. As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in the Partnership’s quarterly operating results.

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the years ended December 31:

	2018	2017	2016
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	74%	65%	64%
Crude oil sales and crude oil logistics revenue	1%	5%	7%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	22%	26%	24%
Convenience store sales, rental income and sundries	3%	4%	5%
Total	100%	100%	100%

Prior to the February 2017 sale of the Partnership’s natural gas marketing and electricity brokerage businesses, the Partnership sold natural gas to industrial and commercial customers.

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the years ended December 31:

	2018	2017	2016
Wholesale segment	19%	23%	23%
Gasoline Distribution and Station Operations segment	78%	74%	73%
Commercial segment	3%	3%	4%
Total	100%	100%	100%

Prior to the February 2017 sale of the Partnership’s natural gas marketing and electricity brokerage businesses, product margin from natural gas was included in the Commercial segment.

See Note 20, “Segment Reporting,” for additional information on the Partnership’s operating segments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Financial Instruments

The Partnership principally uses derivative instruments, which include regulated exchange-traded futures and options contracts (collectively, “exchange-traded derivatives”) and physical and financial forwards and over-the counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce its exposure to unfavorable changes in commodity market prices and interest rates. The Partnership uses these exchange-traded and OTC derivatives to hedge commodity price risk associated with its inventory and undelivered forward commodity purchases and sales (“physical forward contracts”). The Partnership accounts for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” and recognizes derivatives instruments as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented currently in earnings, unless specific hedge accounting criteria are met.

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

While the Partnership seeks to maintain a position that is substantially balanced within its commodity product purchase and sale activities, it may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in the businesses, such as weather conditions. In connection with managing these positions, the Partnership is aided by maintaining a constant presence in the marketplace. The Partnership also engages in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time. Changes in fair value of these derivative instruments are recognized in the consolidated statement of operations through cost of sales.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of closed futures contracts. Cash balances on deposit with clearing brokers and open equity are presented on a net basis within brokerage margin deposits in the consolidated balance sheets.

See Note 8, “Derivative Financial Instruments,” for additional information.

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

Please see Note 9, “Fair Value Measurements,” for additional information.

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

Common units outstanding as reported in the accompanying consolidated financial statements at December 31,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018 and 2017 excludes 244,128 and 350,471 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 16). These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For the year ended December 31, 2018, the Series A Preferred Units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to Series A preferred unitholders) for purposes of computing net income (loss) per common limited partner unit (in thousands, except per unit data):

	Year Ended December 31, 2018
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$103,905	$102,872	$1,033	$—
Declared distribution	$65,794	$65,019	$439	$336
Assumed allocation of undistributed net income	38,111	37,853	258	—
Assumed allocation of net income	$103,905	$102,872	$697	$336
Less net income attributable to Series A preferred limited partners		2,691
Net income attributable to common limited partners		$100,181
Denominator:
Basic weighted average common units outstanding		33,701
Dilutive effect of phantom units		271
Diluted weighted average common units outstanding		33,972
Basic net income per common limited partner unit		$2.97
Diluted net income per common limited partner unit		$2.95

	Year Ended December 31, 2017
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$58,752	$58,358	$394	$—
Declared distribution	$63,316	$62,892	$424	$—
Assumed allocation of undistributed net loss	(4,564)	(4,534)	(30)	—
Assumed allocation of net income	$58,752	$58,358	$394	$—
Denominator:
Basic weighted average common units outstanding		33,589
Dilutive effect of phantom units		45
Diluted weighted average common units outstanding		33,634
Basic net income per common limited partner unit		$1.74
Diluted net income per common limited partner unit		$1.74

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2016
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net loss attributable to Global Partners LP	$(199,412)	$(198,076)	$(1,336)	$—
Declared distribution	$63,316	$62,892	$424	$—
Assumed allocation of undistributed net loss	(262,728)	(260,968)	(1,760)	—
Assumed allocation of net loss	$(199,412)	$(198,076)	$(1,336)	$—
Denominator:
Basic weighted average common units outstanding		33,525
Dilutive effect of phantom units		—
Diluted weighted average common units outstanding		33,525
Basic net loss per common limited partner unit		$(5.91)
Diluted net loss per common limited partner unit		$(5.91)

The board of directors of the General Partner declared the following quarterly cash distributions on its common units for the four quarters ended December 31, 2018:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 27, 2018	$0.4625	March 31, 2018
July 27, 2018	$0.4750	June 30, 2018
October 26, 2018	$0.4750	September 30, 2018
January 28, 2019	$0.5000	December 31, 2018

The board of directors of the General Partner declared the following quarterly cash distributions on its Series A Preferred Units earned in 2018:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
October 23, 2018	$0.663500	August 7, 2018 - November 14, 2018 (1)
January 22, 2019	$0.609375	November 15, 2018 - February 14, 2019

(1)	This distribution commenced on August 7, 2018, the issuance date of the Series A Preferred Units.

See Note 17, “Partners’ Equity, Allocations and Cash Distributions” for further information.

Accounting Standards or Updates Recently Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation–Stock Compensation: Scope of Modification Accounting.” This standard clarifies that modification accounting for share-based payment awards should not be applied if the fair value, vesting conditions, and the classification of the modified award as an equity instrument or as a liability instrument are the same before and immediately after the modification. The adoption of this standard will be applied prospectively to awards modified on or after the adoption date. The Partnership adopted this standard on January 1, 2018 with no material impact on the Partnership’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.” This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership adopted this standard on January 1, 2018 with no material impact on the Partnership’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” This standard reduces diversity in practice in how certain transactions are classified in the statement of cash flows by addressing eight specific cash receipt and cash payment issues. The Partnership adopted this standard on January 1, 2018 with no material impact on the Partnership’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. This standard also requires the change in fair value of many equity investments to be recognized in net income. The Partnership adopted this standard on January 1, 2018 with no material impact on the Partnership’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” and has modified the standard thereafter, now codified as ASC 606. ASC 606 supersedes previous revenue recognition requirements in ASC 605, includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which entities expect to be entitled in exchange for those goods or services and expands disclosure requirements. ASC 606 became effective for annual reporting periods beginning January 1, 2018, at which point the Partnership adopted the standard. The adoption of this standard did not have a material impact on the recognition of revenue on the Partnership’s consolidated financial statements as it did not materially impact the timing or measurement of the Partnership’s revenue recognition. The Partnership adopted the standard using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historical accounting under ASC 605. See above for the Partnership’s revenue recognition policy and Note 3 for the required disclosures under ASC 606.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” and has modified the standard thereafter through a series of amendments. This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting, however lessor accounting under the new standard is substantially unchanged. This standard is effective beginning in the first quarter of 2019. The Partnership believes that the new standard will have a material impact on its consolidated balance sheet. The Partnership will adopt the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Partnership has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Partnership to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. The Partnership has made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. The Partnership has conducted analyses, conducted detailed contract reviews, considered expanded disclosure requirements, assessed internal control impacts and implemented a new lease accounting system as part of evaluating the impacts of ASU 2016-02 and adopting the accounting guidance. The Partnership does not expect this standard will have a material effect on its consolidated statement of operations. However, the Partnership estimates approximately $0.3 billion of right-of-use assets and liabilities upon adoption.

.

Note 3. Revenue from Contracts with Customers

On January 1, 2018, the Partnership adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606 while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historic accounting under ASC 605, “Revenue Recognition,” (“ASC 605”). See Note 2 for the Partnership’s revenue recognition policy and below for the required disclosures under ASC 606.

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the year ended December 31, 2018 (in thousands):

Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$1,580,156	$4,081,498	$769,271	$6,430,925
Station operations	—	355,656	—	355,656
Total revenue from contracts with customers	1,580,156	4,437,154	769,271	6,786,581
Other sales:
Revenue originating as physical forward contracts and exchanges	5,308,613	—	503,832	5,812,445
Revenue from leases	2,021	71,555	—	73,576
Total other sales	5,310,634	71,555	503,832	5,886,021
Total sales	$6,890,790	$4,508,709	$1,273,103	$12,672,602

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nature of Goods and Services

Revenue from Contracts with Customers (ASC 606):

•

Refined petroleum products, renewable fuels, crude oil and propane sales—Under the Partnership’s Wholesale, GDSO and Commercial segments, revenue is recognized at the point where control of the product is transferred to the customer and collectability is reasonably assured.

•

Station operations—Revenue from convenience store sales of grocery and other merchandise and sundries (such as car wash sales and lottery and ATM commissions) is recognized at the time of the sale to the customer.

Other Revenue:

•

Revenue Originating as Physical Forward Contracts and Exchanges—The Partnership’s commodity contracts and derivative instrument activity include physical forward commodity sale contracts. The Partnership does not take the normal purchase and sale exemption available under ASC 815, “Derivatives and Hedging,” for any of its physical forward contracts. This income is recognized under ASC 815 and is included in sales at the contract value at the point where control of the product is transferred to the customer. Income from net exchange differentials included in sales is recognized under ASC 845, “Nonmonetary Transactions,” upon delivery of product to exchange partners.

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

The nature of the receivables related to revenue from contracts with customers and other revenue, as well as contract assets, are the same, given they are related to the same customers and have the same risk profile and securitization.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no contract liabilities at December 31, 2018 and 2017. Payment terms on invoiced amounts are typically 2 to 30 days.

Note 4. Goodwill and Intangible Assets

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2017	$312,401
Acquisition of Cheshire (1)	527
Acquisition of Champlain (1)	18,478
Acquisition of Honey Farms—change in goodwill (1)	(139)
Dispositions (2)	(3,861)
Balance at December 31, 2018	$327,406

(1)	See Note 19 for information on the Partnership’s business combinations.
(2)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets (see Note 6).

Intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets	Period
At December 31, 2018
Intangible assets subject to amortization:
Terminalling services	$26,365	$(15,093)	$11,272	20 years
Customer relationships	43,986	(41,195)	2,791	2-15 years
Supply contracts	87,578	(46,430)	41,148	5-15 years
Favorable leasehold interests	3,380	(3,045)	335	2-5 years
Brand incentive program	1,445	(1,445)	—	5 years
Other intangible assets	5,195	(2,209)	2,986	1-20 years
Total intangible assets	$167,949	$(109,417)	$58,532
At December 31, 2017
Intangible assets subject to amortization:
Terminalling services	$26,365	$(13,758)	$12,607	20 years
Customer relationships	43,986	(40,760)	3,226	2-15 years
Supply contracts	77,771	(38,800)	38,971	5-15 years
Favorable leasehold interests	3,380	(2,717)	663	2-5 years
Brand incentive program	1,445	(1,421)	24	5 years
Other intangible assets	1,729	(675)	1,054	20 years
Total intangible assets	$154,676	$(98,131)	$56,545

The aggregate amortization expense was approximately $11.0 million, $9.2 million and $9.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the Partnership recognized amortization expense related to leasehold interests of $0.3 million, $0.6 million and $1.3 million in 2018, 2017 and 2016, respectively. The decrease in amortization expense in 2017 compared to 2016 was due to intangible assets that became fully amortized during 2017.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2019	$11,857
2020	11,074
2021	10,349
2022	7,198
2023	6,768
Thereafter	11,286
Total intangible assets	$58,532

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2018	2017
Buildings and improvements	$1,126,645	$1,015,386
Land	456,334	409,146
Fixtures and equipment	44,479	42,959
Idle plant assets	30,500	30,500
Construction in process	37,636	22,403
Capitalized internal use software	32,127	30,626
Total property and equipment	1,727,721	1,551,020
Less accumulated depreciation	595,089	514,353
Total	$1,132,632	$1,036,667

Property and equipment includes assets held for sale of $8.1 million and $12.4 million at December 31, 2018 and 2017, respectively (see Note 6).

At December 31, 2018, the Partnership had a $51.2 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at December 31, 2018 and 2017.

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

Construction in process in 2018 included $28.0 million in costs associated with the Partnership’s gasoline stations and $9.6 million in costs related to the Partnership’s terminals.

Construction in process in 2017 included $10.7 million in costs related to the Partnership’s gasoline stations and $11.7 million in costs associated with the Partnership’s terminals.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation

Depreciation expense allocated to cost of sales was approximately $86.9 million, $88.5 million and $95.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in 2017 compared to 2016 was primarily due to the 2016 impairment of long-lived assets used at the Partnership’s crude oil transloading terminals in North Dakota.

Depreciation expense allocated to selling, general and administrative expenses was approximately $9.0 million, $7.9 million and $7.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 6. Sale and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the years ended December 31 (in thousands):

	2018	2017	2016
Sale of natural gas brokerage and electricity businesses	$—	$(14,172)	$—
Periodic divestiture of gasoline stations	(263)	818	396
Strategic asset divestiture program - Mirabito disposition	—	—	3,868
Strategic asset divestiture program - Real estate firm coordinated sale	995	1,603	1,115
Loss on assets held for sale	4,650	9,988	14,952
Other	498	139	164
Total	$5,880	$(1,624)	$20,495

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

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations. The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a gain of ($0.3 million) and losses of $0.8 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Mirabito Disposition—On August 22, 2016, Drake Petroleum Company, Inc., an indirect wholly owned subsidiary of the Partnership, completed its sale to Mirabito Holdings, Inc. of 30 gasoline stations and convenience stores located in New York and Pennsylvania (the “Drake Sites”) for an aggregate total cash purchase price of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $40.0 million (the “Mirabito Disposition”). The Partnership recognized a $3.9 million  loss on the sale of the Drake Sites for the year ended December 31, 2016, including the derecognition of $12.8 million of GDSO goodwill.

Real Estate Firm Coordinated Sales—The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites. The Partnership sold 28 sites during the year ended December 31, 2018. The Partnership recognized a loss of $1.0 million on the sales of these sites for the year ended December 31, 2018, including the derecognition of $3.9 million of GDSO goodwill.

The Partnership recognized losses of $1.6 million and $1.1 million on the sales of sites for the years ended December 31, 2017 and 2016, respectively, including the derecognition of $4.0 million and $5.1 million of GDSO goodwill for these respective periods.

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale. Impairment charges related to assets held for sale are included in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations.

The Partnership classified 16 sites as held for sale at December 31, 2018 associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales discussed above. The Partnership recorded impairment charges related to these assets held for sale in the amount of $4.7 million for the year ended December 31, 2018.

The Partnership recorded impairment charges related to assets held for sale associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales in the amount of $10.0 million and $15.0 million for the years ended December 31, 2017 and 2016, respectively.

Assets held for sale of $8.1 million and $12.4 million at December 31, 2018 and 2017, respectively, are included in property and equipment in the accompanying consolidated balance sheets. Assets held for sale are expected to be sold within the next 12 months.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The average interest rates for the Credit Agreement were 4.0%, 3.7% and 3.5% for the years ended December 31, 2018, 2017 and 2016, respectively.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.35% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at December 31, 2018, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $103.3 million as the current portion at December 31, 2018, representing the amount the Partnership expects to pay down over the next twelve months. The long-term portion of the working capital revolving credit facility was $150.0 million and $100.0 million at December 31, 2018 and 2017, respectively, and the current portion was $103.3 million and $126.7 million at December 31, 2018 and 2017, respectively. The increase in total borrowings under the working capital revolving credit facility of $26.6 million from December 31, 2017 was primarily due to increased inventory volume.

As of December 31, 2018, the Partnership had total borrowings outstanding under the Credit Agreement of $473.3 million, including $220.0 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $56.0 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $770.7 million and $810.3 million at December 31, 2018 and 2017, respectively.

The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership’s wholly-owned subsidiaries and is guaranteed by the Partnership and its subsidiaries, Bursaw Oil LLC, Global Partners Energy Canada ULC, Warex Terminals Corporation, Drake Petroleum Company, Inc., Puritan Oil Company, Inc. and Maryland Oil Company, Inc.

The Credit Agreement imposes certain requirements on the borrowers including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Credit Agreement) would occur as a result thereof, and certain limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s businesses or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale-leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2018. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement). In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the years ended December 31 (in thousands) :

	2018	2017	2016
Borrowings from working capital revolving credit facility	$2,002,700	$1,311,700	$1,675,100
Payments on working capital revolving credit facility	(1,976,100)	(1,509,600)	(1,498,600)
Net borrowings from (payments on) working capital revolving credit facility	$26,600	$(197,900)	$176,500
Borrowings from revolving credit facility	$166,000	$36,300	$82,000
Payments on revolving credit facility	(142,000)	(57,000)	(134,300)
Net borrowings from (payments on) revolving credit facility	$24,000	$(20,700)	$(52,300)

6.25% Senior Notes

On June 19, 2014, the Partnership and GLP Finance Corp. (“GLP Finance” and, together with the Partnership, the “Issuers”) entered into a Purchase Agreement with the Initial Purchasers (as defined therein) (the “Initial Purchasers”) pursuant to which the Issuers agreed to sell $375.0 million aggregate principal amount of the Issuers’ 6.25% senior notes due 2022 (the “6.25% Notes”) to the Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The 6.25% Notes were resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

The Issuers have the option to redeem the 6.25% Notes, in whole or in part, at the redemption prices of 103.125% for the twelve-month period beginning July 15, 2018, 101.563% for the twelve-month period beginning July 15, 2019, and 100.0% beginning on July 15, 2020 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the notes may require the Issuers to repurchase the 6.25% Notes following certain asset sales or a Change of Control (as defined in the Indenture) at the prices and on the terms specified in the Indenture.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of the Partnership or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $15.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $15.0 million.

7.00% Senior Notes

On June 1, 2015, the Issuers entered into a Purchase Agreement with the Initial Purchasers (as defined therein) (the “7.00% Notes Initial Purchasers”) pursuant to which the Issuers agreed to sell $300.0 million aggregate principal amount of the Issuers’ 7.00% senior notes due 2023 (the “7.00% Notes”) to the 7.00% Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act. The 7.00% Notes were resold by the 7.00% Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

The Issuers have the option to redeem the 7.00% Notes, in whole or in part, at the redemption prices of 105.250% for the twelve-month period beginning June 15, 2018, 103.500% for the twelve-month period beginning June 15, 2019, 101.750% for the twelve-month period beginning June 15, 2020, and 100.0% beginning June 15, 2021 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the 7.00% Notes may require the Issuers to repurchase the 7.00% Notes following certain asset sales or a Change of Control (as defined in the 7.00% Notes Indenture) at the prices and on the terms specified in the 7.00% Notes Indenture.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”). In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of approximately $9.4 million, $9.6 million and $9.6 million was recorded for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in interest expense in the accompanying consolidated statements of operations. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $9.7 million, $9.7 million and $9.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The financing obligation balance outstanding at December 31, 2018 was $87.5 million associated with the Capitol acquisition.

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

The sale did not meet the criteria for sale accounting as of December 31, 2018 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2018.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated. The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.4 million, $4.4 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and lease rental payments were $4.5 million, $4.5 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The financing obligation balance outstanding at December 31, 2018 was $62.5 million associated with the Sale-Leaseback Transaction.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. The Partnership had unamortized deferred financing fees of $10.5 million and $15.9 million at December 31, 2018 and 2017, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $5.5 million and $9.6 million at December 31, 2018 and 2017, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $4.2 million and $5.4 million at December 31, 2018 and 2017, respectively. Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.8 million and $0.9 million at December 31, 2018 and 2017, respectively.

On April 25, 2017, the Partnership entered into the Credit Agreement, a new facility that extended the maturity date and reduced the total commitment of the prior credit agreement. As a result, the Partnership incurred expenses of approximately $0.6 million associated with the write-off of a portion of the related deferred financing fees. These expenses are included in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2017.

On February 24, 2016, under its prior credit agreement, the Partnership voluntarily elected to reduce its working capital revolving credit facility from $1.0 billion to $900.0 million and its revolving credit facility from $775.0 million to $575.0 million. As a result, the Partnership incurred expenses of approximately $1.8 million associated with the write-off of a portion of the related deferred financing fees. These expenses are included in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2016.

Amortization expense of approximately $5.4 million, $5.6 million and $6.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Note 8. Derivative Financial Instruments

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at December 31, 2018:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	42,019	Thousands of barrels
Short	(45,036)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	8,589	Thousands of barrels
Short	(6,600)	Thousands of barrels

(1)

Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Accounted for as Hedges

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
	Recognized in Income on
	Derivatives	2018	2017	2016
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$5,566	$26,118	$(34,461)

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(9,686)	$(23,247)	$41,860

Cash Flow Hedges

The Partnership’s cash flow hedges for 2018, 2017 and 2016 primarily included interest rate swaps that were hedges of variability in forecasted interest payments due to changes in the interest rate on LIBOR-based borrowings, a summary of which includes the following designations:

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

•

In September 2013, the Partnership executed an interest rate swap with a major financial institution. The swap, which became effective on October 2, 2013 and expired on October 2, 2018, was used to hedge the variability in cash flows in monthly interest payments due to changes in the one month LIBOR swap curve with respect to $100.0 million of one month LIBOR based borrowings on the credit facility at a fixed rate of 1.819%.

At December 31, 2018, the Partnership had no interest rate swap agreements.

The amount of gain (loss) recognized in other comprehensive income as effective for derivatives designated in cash flow hedging relationships was $0.1 million, $1.0 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for each of the years ended December 31, 2018, 2017 and 2016.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Accounted for as Hedges

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
Derivatives not designated as	Recognized in
hedging instruments	Income on Derivatives	2018	2017	2016
Commodity contracts	Cost of sales	$3,783	$9,502	$3,118
Forward foreign currency contracts	Cost of sales	—	—	71
Total		$3,783	$9,502	$3,189

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at December 31, 2018 and 2017 (in thousands):

		December 31, 2018
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$5,121	$120,992	$126,113
Forward derivative contracts (1)	Derivative assets	—	26,390	26,390
Total asset derivatives		$5,121	$147,382	$152,503

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(42,496)	$(42,496)
Forward derivative contracts (1)	Derivative liabilities	—	(4,494)	(4,494)
Total liability derivatives		$—	$(46,990)	$(46,990)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2017
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$32,483	$32,483
Forward derivative contracts (1)	Derivative assets	—	3,840	3,840
Total asset derivatives		$—	$36,323	$36,323

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(7,214)	$(63,869)	$(71,083)
Forward derivative contracts (1)	Derivative liabilities	—	(13,708)	(13,708)
Interest rate swap contracts	Other long-term liabilities	—	(134)	(134)
Total liability derivatives		$(7,214)	$(77,711)	$(84,925)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

Credit Risk

The Partnership’s derivative financial instruments do not contain credit risk related to other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to the Partnership’s exchange-traded and OTC derivative contracts, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties. Exchange-traded derivative contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks. The Partnership utilizes The Partnership utilizes major financial institutions as its clearing brokers for all New York Mercantile Exchange (“NYMEX”), Chicago Mercantile Exchange (“CME”) and IntercontinentalExchange (“ICE”) derivative transactions and the right of offset exists with these financial institutions under master netting agreements. Accordingly, the fair value of the Partnership’s exchange-traded derivative instruments is presented on a net basis in the consolidated balance sheets. Exposure on OTC derivatives is limited to the amount of the recorded fair value as of the balance sheet dates.

Note 9. Fair Value Measurements

Recurring Fair Value Measures

Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables present, by level within the fair value hierarchy, the Partnership’s financial

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	Fair Value at December 31, 2018
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$24,183	$886	$—	$25,069
Swap agreements and options	—	1,321	—	—	1,321
Exchange-traded/cleared derivative instruments (2)	83,617	—	—	(68,851)	14,766
Pension plans	15,800	—	—	—	15,800
Total assets	$99,417	$25,504	$886	$(68,851)	$56,956

Liabilities:
Forward derivative contracts (1)	$—	$(3,878)	$(616)	$—	$(4,494)

	Fair Value at December 31, 2017
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$3,207	$633	$—	$3,840
Exchange-traded/cleared derivative instruments (2)	(38,600)	—	—	48,281	9,681
Pension plans	17,581	—	—	—	17,581
Total assets	$(21,019)	$3,207	$633	$48,281	$31,102

Liabilities:
Forward derivative contracts (1)	$—	$(12,671)	$(1,037)	$—	$(13,708)
Interest rate swaps	—	(134)	—	—	(134)
Total liabilities	$—	$(12,805)	$(1,037)	$—	$(13,842)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ICE. The fair values of the Level 1 pension plan assets were based on quoted prices for identical assets which primarily consisted of fixed income securities, equity securities and cash and cash equivalents.

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data. Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches. The fair value of the Level 2 interest rate instruments was derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements using expected cash flow models. The Partnership has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2018 and 2017.

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

	2018		2017
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% senior notes	$375,000	$363,750	$375,000	$383,906
7.00% senior notes	$300,000	$294,000	$300,000	$308,250

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity. The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants. The estimates for these inputs for crude oil were ($3.25) to $2.00 per barrel and ($8.50) to ($1.00) per barrel as of December 31, 2018 and 2017, respectively. The estimates for these inputs for propane were $0.02 to $0.25 per barrel and ($3.36) to $8.40 per barrel as of December 31, 2018 and 2017, respectively. Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 8.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at December 31 (in thousands):

Fair value at December 31, 2017	$(404)
Derivatives entered into during the period	750
Derivatives sold during the period	(501)
Realized gains (losses) recorded in cost of sales	419
Unrealized gains (losses) recorded in cost of sales	6
Fair value at December 31, 2018	$270

The Partnership’s policy is to recognize transfers between levels with the fair value hierarchy as of the beginning of the reporting period. The Partnership also excludes any activity for derivative instruments that were not classified as Level 3 at either the beginning or end of the reporting period.

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 2 for a discussion of the Partnership’s losses on impairment of assets, Note 6 for assets held for sale and Note 19 for acquired assets and liabilities measured on a non-recurring basis during the year ended December 31, 2018.

Note 10. Commitments and Contingencies

The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

Leases of Office Space and Computer Equipment

The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The following provides total future minimum payments under leases with non‑cancellable terms of one year or more at December 31, 2018 (in thousands):

2019	$3,280
2020	2,800
2021	2,783
2022	2,796
2023	2,860
Thereafter	6,882
Total	$21,401

Total rent expense under the operating lease arrangements amounted to approximately $3.0 million, $2.9 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Terminal and Throughput Leases

The Partnership is a party to terminal and throughput lease arrangements with certain counterparties at various unrelated oil terminals. Certain arrangements have minimum usage requirements. The following provides future minimum lease and throughput commitments under these arrangements with non‑cancellable terms of one year or more at December 31, 2018 (in thousands):

2019	$12,131
2020	7,239
2021	6,670
2022	4,426
2023	887
Thereafter	453
Total	$31,806

Total rent expense related to terminal and throughput operating leases was approximately $16.2 million, $13.2 million and $14.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in 2018 compared to 2017 and 2016 is due to an increase in storage capacity.

Leases of Gasoline Stations

The Partnership leases gasoline stations, primarily land and buildings, under operating leases with various expiration dates. The following provides future minimum lease commitments under these arrangements with non‑cancellable terms of one year or more at December 31, 2018 (in thousands):

2019	$41,491
2020	39,370
2021	35,087
2022	31,122
2023	28,112
Thereafter	79,874
Total	$255,056

Total expenses under these operating lease arrangements amounted to approximately $47.2 million, $42.9 million and $41.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Leases of Gasoline Stations to Station Operators

The Partnership leases gasoline stations and certain equipment to gasoline station operators under operating leases with various expiration dates. The aggregate carrying value of the leased gasoline stations and equipment at December 31, 2018 was $479.1 million, net of accumulated depreciation of approximately $154.3 million. The following

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides future minimum rental income under non‑cancellable operating leases associated with these properties at December 31, 2018 (in thousands):

2019	$46,489
2020	25,644
2021	10,631
2022	1,436
2023	621
Thereafter	806
Total	$85,627

Total rental income, which includes reimbursement of utilities and property taxes in certain cases, amounted to approximately $71.6 million, $68.8 million and $68.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Sale-Leaseback Transaction

The Partnership is party to a master unitary lease agreement to lease back the real property assets sold with respect to 30 gasoline stations and convenience stores (see Note 7). The following provides future minimum lease payments, which are subject to annual adjustments based on a consumer price index based calculation, for the non-cancelable operating lease terms of one year or more at December 31, 2018 (in thousands):

2019	$4,618
2020	4,704
2021	4,791
2022	4,879
2023	4,969
Thereafter	40,308
Total	$64,269

The following provides future minimum sublease rentals from third-party tenants of certain of the sold sites for each of the next four years ending December 31:

2019	$1,894
2020	1,182
2021	343
2022	10
Total	$3,429

Total rental income from third-party tenants of the sold sites was $2.4 million, $2.3 million, and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in 2017 compared to 2016 is due to a full year of rental income in 2017 as compared to six months in 2016.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases of Railcars

The Partnership leases railcars through various lease arrangements with various expiration dates. The following provides future minimum lease commitments under these arrangements with non‑cancellable terms of one year or more at December 31, 2018 (in thousands):

2019	$11,104
2020	2,079
2021	1,540
Total	$14,723

Total expenses under these operating lease arrangements amounted to approximately $18.4 million, $20.9 million and $56.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. On December 31, 2016, the Partnership voluntarily terminated a sublease for 1,610 railcars leased from a third party. The termination of the sublease eliminated lease payments related to these railcars of approximately $29.0 million and $30.0 million in 2018 and 2017, respectively, and future lease payments of approximately $13.0 million in 2019.

Leases of Barges

The Partnership leases barges through various time charter lease arrangements with various expiration dates. The following provides future minimum lease commitments under these arrangements with non-cancellable terms of one year or more at December 31, 2018 (in thousands):

2019	$30,818
2020	17,020
2021	12,672
2022	7,713
2023	5,876
Total	$74,099

Total expenses under these operating lease arrangements amounted to approximately $50.7 million, $54.9 million and $64.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in 2017 compared to 2016 is due to the Partnership leasing fewer barges.

Purchase Commitments

The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2018, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2018 (in thousands of gallons):

2019	518,517
2020	415,900
2021	351,900
2022	231,300
2023	187,200
Thereafter	319,500
Total	2,024,317

Brand Fee Agreement

The Partnership entered into a brand fee agreement with ExxonMobil Corporation (“ExxonMobil”) which entitles the Partnership to operate retail gasoline stations under the Mobil‑branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the gasoline stations acquired from ExxonMobil in 2010, are due on a monthly basis. The following provides total future minimum payments under the agreement with non‑cancellable terms of one year or more at December 31, 2018 (in thousands):

2019	$9,000
2020	9,000
2021	9,000
2022	9,000
2023	9,000
Thereafter	13,500
Total	$58,500

Total expenses reflected in cost of sales related this agreement were approximately $9.0 million for each of the years ended December 31, 2018, 2017 and 2016.

Port of Columbia County—Land and Equipment

The Partnership leases mobile equipment under non‑cancellable operating lease arrangements and has a continuing operating lease with the Port of Columbia County (formerly known as Port of St. Helens). The following provides total future minimum payments under these operating leases with initial terms one year or more at December 31, 2018 (in thousands):

2019	$233
2020	230
2021	230
2022	230
2023	230
Thereafter	9,799
Total	$10,952

Total rental expense was approximately $0.2 million for each of the years ended December 31, 2018, 2017 and 2016.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

In June 2014, the Partnership entered into a pipeline connection agreement with Meadowlark Midstream Company, LLC (“Meadowlark”) whereby Meadowlark would construct, own, operate and maintain a crude oil pipeline from its Divide County, North Dakota crude oil station to the Partnership’s Basin Transload crude oil storage facility in Columbus, North Dakota. In connection with the agreement, the Partnership is committed to a minimum take-or-pay throughput commitment of approximately $55.0 million over a seven–year period beginning after the commissioning of the pipeline which occurred in December of 2015. At December 31, 2018, the remaining commitment on the take-or-pay commitment was approximately $32.5 million.

In May 2014, the Partnership entered into a pipeline connection agreement with Tesoro High Plains Pipeline Company (“Tesoro High Plains”) whereby Tesoro High Plains would design, engineer, construct and place in service improvements on its pipeline system that will expand its capacity to ship crude oil from points in Dunn and McKenzie Counties, North Dakota to Ramberg Station/Beaver Lodge destination point in Williams County, North Dakota. In connection with this agreement, the Partnership is committed to a minimum take-or-pay throughput commitment of approximately $38.2 million over a seven–year period beginning after the commissioning of the pipeline, which occurred in January of 2015. At December 31, 2018, the remaining commitment on the take-or-pay commitment, including a quarterly take-or-pay of $1.4 million, was approximately $15.2 million.

In April 2014, Basin Transload, of which the Partnership owns a 60% membership interest, entered into a pipeline connection agreement with Tesoro Logistics (“Tesoro”) whereby Tesoro would build, own and operate a four‑mile pipeline lateral from its existing block gate valve in Mercer Country, North Dakota to the Partnership’s Beulah Rail Facility near Beulah, North Dakota. In connection with this agreement, Basin Transload was committed to a minimum take-or-pay throughput commitment of approximately $14.6 million over a five‑year period beginning after the commissioning of the pipeline, which occurred in January 2015. During the third quarter of 2017, this agreement was accelerated by Tesoro due to a lack of crude oil movement through the pipeline, and the Partnership recorded a $13.1 million expense. In October 2017, the Partnership paid the $13.1 million to Tesoro associated with the acceleration and corresponding termination of this agreement. At December 31, 2018, the remaining commitment on the take-or-pay commitment was $0.

In February 2013, the Partnership assumed natural gas transportation and reservation agreements, which have various expiration dates, with Northwest Natural Gas Company (“NW Natural Gas”) and the Northwest Pipeline system (“NW Pipeline”) whereby NW Natural Gas and NW Pipeline provide the Partnership with the transportation and reservation of firm natural gas delivered to the Partnership’s Oregon facility. At December 31, 2018, the remaining commitment on the transportation and reservation agreements over the next five years was approximately $5.8 million.

In February 2013, the Partnership assumed access right agreements with the Port of Columbia County (formerly known as Port of St. Helens) for access rights to the rail spur and dock located at the Partnership’s Oregon facility. The total expense under these agreements amounted to approximately $0.9 million, $1.0 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the remaining ratable commitment on these access right agreements, with expirations through 2066, was approximately $31.5 million.

Environmental Liabilities

Please see Note 13 for a discussion of the Partnership’s environmental liabilities.

Legal Proceedings

Please see Note 22 for a discussion of the Partnership’s legal proceedings.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Trustee Taxes and Accrued Expenses and Other Current Liabilities

Trustee Taxes

The Partnership had trustee taxes payable of $42.6 million and $54.9 million in various pass‑through taxes collected on behalf of taxing authorities at December 31, 2018 and 2017, respectively. In addition, at December 31, 2017, the Partnership had trustee taxes of $55.4 million related to an ethanol credit.

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, the Partnership recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011. See Note 2 for additional information.

Loss on Trustee Taxes—-The Partnership recognized a loss on trustee taxes of $16.2 million for the year ended December 31, 2017 related to an administratively closed New York State tax audit of the Partnership’s fuel and sales tax returns for the periods between December 2008 through August 2013. See Note 2 for additional information.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2018	2017
Barging transportation, product storage and other ancillary cost accruals	$39,379	$31,243
Employee compensation	30,261	26,988
Accrued interest	12,049	12,247
Other	35,585	29,029
Total	$117,274	$99,507

Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

Note 12 Income Taxes

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
State income tax rate, net of federal tax benefit	2.8%	1.2%	(0.7)%
Impairment of goodwill	0.3%	1.6%	(2.2)%
Federal deferred rate change	—%	(65.5)%	—%
Partnership income not subject to tax	(18.9)%	(42.5)%	(32.1)%
Effective income tax rate	5.2%	(70.2)%	—%

The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2018	2017	2016
Current:
Federal	$162	$1,371	$14,499
State	2,706	1,011	4,345
Foreign	4	4	(9)
Total current	2,872	2,386	18,835
Deferred:
Federal	1,961	(25,217)	(13,480)
State	790	(732)	(5,302)
Total deferred	2,751	(25,949)	(18,782)
Total	$5,623	$(23,563)	$53

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of long‑term deferred taxes were as follows at December 31 (in thousands):

	2018	2017
Deferred Income Tax Assets
Accounts receivable allowances	$760	$989
Environmental liability	9,943	9,152
Asset retirement obligation	2,344	2,179
Deferred financing obligation	11,405	11,410
UNICAP	56	42
Other	1,384	1,726
Federal net operating loss carryforwards	14,811	4,709
State net operating loss carryforwards	1,087	1,216
Tax credit carryforward	284	314
Total deferred tax assets, gross	42,074	31,737
Valuation allowance	(3,138)	(2,813)
Total deferred tax assets, net	$38,936	$28,924
Deferred Income Tax Liabilities
Property and equipment	$(69,356)	$(54,401)
Land	(12,189)	(9,369)
Intangible assets	(247)	(5,259)
Total deferred tax liabilities	$(81,792)	$(69,029)
Net deferred tax liabilities	$(42,856)	$(40,105)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2018, the Partnership completed its accounting for all of the tax effects of the enactment of the Act, including the effects on its existing deferred tax balances and one-time transition tax. There were no material adjustments to the provisional tax expense estimate that was previously recorded related to the Act.

The Partnership’s net deferred tax liabilities are primarily comprised of the differences in the historical tax basis and fair value book basis of property, equipment and land that were acquired in connection with the 2015 acquisition of Warren Equities, Inc.

At December 31, 2018, GMG had federal and state net operating loss carryforwards of approximately $8.9 million and $18.6 million, respectively, which will begin to expire in 2034 and 2019, respectively. In addition, GMG had federal and state net operating loss carryforwards of approximately $49.5 and $0.1 million, respectively, which can be carried forward indefinitely. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

At December 31, 2018, the Partnership had $30.7 million of net deferred tax liabilities (consisting of the $42.9 million total net deferred tax liability less the $12.2 million deferred tax liability relating to land discussed below) relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differences, certain of which are available to reduce income taxes in future years. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period. The valuation allowance increased by approximately $0.3 million as of December 31, 2018.

At December 31, 2018, the Partnership also had a $12.2 million deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods. It can be used as a source of income to benefit other indefinite lived assets.

The following presents a reconciliation of the differences between income (loss) before income tax (expense) benefit and income subject to income tax expense for the years ended December 31 (in thousands):

	2018	2017	2016
Income (loss) before income tax (expense) benefit	$108,026	$33,554	$(238,570)
Non—taxable loss (income)	(97,561)	(40,904)	224,609
Income (loss) subject to income tax expense	$10,465	$(7,350)	$(13,961)

The Partnership made approximately $0.7 million, $7.4 million and $17.0 million in income tax payments during 2018, 2017 and 2016, respectively. The taxes paid in 2016 largely reflect the Mirabito Disposition (see Note 6) which resulted in significant gains recognized for tax purposes.

GMG files income tax returns in the United States and various state jurisdictions. With few exceptions, the Partnership is subject to income tax examinations by tax authorities for all years dated back to 2015.

The following presents the changes in gross unrealized tax benefits for the years ended December 31 (in thousands):

	2018	2017	2016
Balance at beginning of year	$994	$1,433	$148
Increases for tax positions taken in prior years	—	28	1,572
Decreases for tax positions taken during the current year	—	—	(148)
Settlements of tax positions taken in prior years	—	(467)	(139)
Income subject to income tax expense	$994	$994	$1,433

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had gross-tax effected unrecognized tax benefits of $1.0 million, $1.0 million and $1.4 million for 2018, 2017 and 2016, respectively, of which $1.0 million, $1.0 million and $1.4 million respectively, would favorably impact the effective tax rate if recognized.

The FASB’s accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Partnership performed an evaluation of all material tax

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2018 (tax years ended December 31, 2018, 2017 and 2016). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. The Partnership classifies interest and penalties related to income taxes as components of its provision for income taxes. The amount of interest and penalties recorded in the accompanying statements of operations was $0.1 million, $0 and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amount of interest and penalties recorded in the accompanying consolidated balance sheets was $0.2 million and $0.1 million as of December 31, 2018 and 2017, respectively. The Partnership does not anticipate the amount of unrecognized tax benefits to change over the next twelve months.

Note 13. Environmental Liabilities and Renewable Identification Numbers (RINs)

Environmental Liabilities

The Partnership owns or leases properties where refined petroleum products, gasoline blendstocks, renewable fuels and crude oil are being or may have been handled. These properties and the refined petroleum products, gasoline blendstocks, renewable fuels and crude oil handled thereon may be subject to federal and state environmental laws and regulations. Under such laws and regulations, the Partnership could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to clean up contaminated property arising from the release of liquids, pollutants or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

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

In connection with the July 2018 acquisitions of retail gasoline and convenience store assets from Cheshire and Champlain (see Note 19), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $1.2 million and $10.7 million for Cheshire and Champlain, respectively.

In connection with the October 2017 acquisition of retail gasoline and convenience store assets from Honey Farms (see Note 19), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $1.1 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the January 2015 acquisition of the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”) and related entities, the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $3.1 million.

In connection with the January 2015 acquisition of Warren Equities, Inc. (“Warren”), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts at certain of the retail gasoline stations owned or leased by Warren and future remediation activities required by applicable federal, state or local law or regulation. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $36.5 million.

In connection with the December 2012 acquisition of six New England retail gasoline stations from Mutual Oil Company, the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $0.6 million.

In connection with the March 2012 acquisition of Alliance Energy LLC (“Alliance”), the Partnership assumed Alliance’s environmental liabilities, including ongoing environmental remediation at certain of the retail gasoline stations owned by Alliance and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place, as may be applicable with the state agencies regulating such ongoing remediation. Based on reports from environmental consultants, the Partnership’s estimated cost of the ongoing environmental remediation for which Alliance was responsible and future remediation activities required by applicable federal, state or local law or regulation is estimated to be approximately $16.1 million to be expended over an extended period of time. Certain environmental remediation obligations at the retail stations acquired by Alliance from ExxonMobil in 2011 are being funded by a third party who assumed the liability in connection with the Alliance/ExxonMobil transaction in 2011 and, therefore, cost estimates for such obligations at these stations are not included in this estimate. As a result, the Partnership initially recorded, on an undiscounted basis, total environmental liabilities of approximately $16.1 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at December 31, 2018 (in thousands):

	Balance at				Other	Balance at
	December 31,	Additions	Payments	Dispositions	Adjustments	December 31,
Environmental Liability Related to:	2017	2018	2018	2018	2018	2018
Retail gasoline stations	$53,569	$11,931	$(2,660)	$(2,258)	$(1,449)	$59,133
Terminals	4,408	—	(312)	—	(5)	4,091
Total environmental liabilities	$57,977	$11,931	$(2,972)	$(2,258)	$(1,454)	$63,224
Current portion	$5,009					$6,092
Long-term portion	52,968					57,132
Total environmental liabilities	$57,977					$63,224

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

Renewable Identification Numbers (RINs)

A RIN is a serial number assigned to a batch of renewable fuel for the purpose of tracking its production, use, and trading as required by the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard that originated with the Energy Policy Act of 2005 and modified by the Energy Independence and Security Act of 2007. To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). The Partnership’s EPA obligations relative to renewable fuel reporting are comprised of foreign gasoline and diesel that the Partnership may import and blending operations at certain facilities. As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO. While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period.

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark‑to‑market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $0.6 million at December 31, 2018 and immaterial at December 31, 2017.

The Partnership may enter into RIN forward purchase and sales commitments. Total losses at December 31, 2018 and 2017 from firm non-cancellable commitments were immaterial.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Employee Benefit Plans

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

The Global 401(k) Plan and the GMG 401(k) Plan collectively had expenses of approximately $3.1 million, $3.0 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In addition, the General Partner sponsors and maintains the Global Partners LP Pension Plan (the “Global Pension Plan),” and GMG sponsors and maintains the Global Montello Group Corp. Pension Plan (the “GMG Pension Plan”), each being a qualified defined benefit pension plan. The Global Pension Plan and the GMG Pension Plan were amended to freeze participation and benefit accruals effective in 2009 and 2012, respectively.

The following table presents each plan’s funded status and the total amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	December 31, 2018
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$16,213	$3,873	$20,086
Fair value of plan assets	13,372	2,428	15,800
Net unfunded pension liability	$2,841	$1,445	$4,286

	December 31, 2017
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$17,463	$4,754	$22,217
Fair value of plan assets	14,629	2,952	17,581
Net unfunded pension liability	$2,834	$1,802	$4,636

Total actual return on plan assets was ($0.7 million) and $1.9 million in 2018 and 2017, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the components of the net periodic change in benefit obligation for the Pension Plans for the years ended December 31 (in thousands):

	2018	2017	2016
Benefit obligation at beginning of year	$22,217	$20,631	$20,931
Interest cost	714	724	780
Actuarial (gain) loss	(1,347)	2,392	778
Benefits paid	(1,498)	(1,530)	(1,858)
Benefit obligation at end of year	$20,086	$22,217	$20,631

The following presents the weighted-average actuarial assumptions used in determining each plan’s annual pension expense for the years ended December 31:

	Global Pension Plan			GMG Pension Plan
	2018	2017	2016	2018	2017	2016
Discount rate	4.1%	3.4%	3.8%	4.2%	3.6%	4.1%
Expected return on plan assets	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

The discount rates were selected by performing a cash flow/bond matching analysis based on the FTSE Above Median Double-A Pension Discount Curve for December 2018. The discount rates for 2018 include updated mortality assumptions to reflect the most recently available mortality improvement scale released by the Society of Actuaries. The expected long-term rate of return on plan assets is determined by using each plan’s respective target allocation and historical returns for each asset class.

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

The following presents the Pension Plans’ benefits as of December 31, 2018 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years thereafter (in thousands):

2019	$4,195
2020	1,407
2021	939
2022	1,088
2023	795
2024—2028	6,322
Total	$14,746

The cost of annual contributions to the Pension Plans is not significant to the General Partner, the Partnership or its subsidiaries. Total contributions made by the General Partner, the Partnership and its subsidiaries to the Pension Plans were $0.4 million, $0.4 million and $0.3 million in 2018, 2017 and 2016, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15. Related‑Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with GPC, an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner. The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice. As of December 31, 2018, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $104.8 million, $106.0 million and $101.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans (see Note 14) and the General Partner’s qualified and non‑qualified pension plans.

The table below presents receivables from GPC and the General Partner at December 31 (in thousands):

	December 31,	December 31,
	2018	2017
Receivables from GPC	$23	$7
Receivables from the General Partner (1)	5,412	3,766
Total	$5,435	$3,773

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

In addition, for the years ended December 31, 2018 and 2017, the Partnership incurred certain costs in connection with a compensation funding agreement with the General Partner. See Note 16, “Long-Term Incentive Plan–Repurchase Program.”

Note 16. Long-Term Incentive Plans

The Partnership has a Long Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards. Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements. A total of 2,964,821 units were available for issuance under the LTIP as of December 31, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valued at the time of grant of more than $550,000, unless otherwise previously approved by the Committee. Awards granted pursuant to the CEO Authorized LTIP generally were for a term of six years and vest in equal tranches at the end of each of the fourth, fifth and sixth anniversary dates of the particular award.

The following table presents a summary of the non‑vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested units at December 31, 2016	564,208	27.11
Granted (1)	579,588	9.34
Vested	(149,236)	27.91
Forfeited	(81,996)	23.83
Outstanding non—vested phantom units at December 31, 2017	912,564	15.99
Vested	(153,966)	27.93
Forfeited	(28,457)	13.40
Outstanding non—vested phantom units at December 31, 2018	730,141	13.57

(1)	The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

Accounting guidance for share‑based compensation requires that a non‑vested equity share unit awarded to an employee is to be measured at its fair value as if it were vested and issued on the grant date.

Compensation cost for an award of share-based employee compensation classified as equity is recognized over the requisite service period. The requisite service period for the Partnership is from the grant date through the vesting dates described in the grant agreement. The Partnership recognizes as compensation expense for the awards granted to employees and non-employee directors the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis. The Partnership recognizes forfeitures as they occur. Prior to the adoption of ASU 2016-09 on January 1, 2018, the Partnership estimated forfeitures at the time of grant. Such estimates, which were based on the Partnership’s service history, would have been revised, if necessary, in subsequent periods if actual forfeitures differed from estimates.

The Partnership recorded total compensation expense related to the LTIP awards of $3.1 million, $3.9 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at December 31, 2018 was approximately $5.0 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions, applicable legal requirements and available liquidity. Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were repurchased in 2018.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement. The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement. In accordance with the Agreement, the Partnership incurred approximately $0.3 million and $1.1 million in the aggregate for certain costs incurred in connection with the Agreement, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively. The Partnership paid members of the General Partner approximately $0.4 million and $0.8 million of these costs for the years ended December 31, 2018 and 2017, respectively.

Note 17. Partners’ Equity, Allocations and Cash Distributions

Partners’ Equity

Common Units and General Partners Units

At December 31, 2018 there were 33,995,563 common units issued, including 7,340,941 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the years ended December 31, 2018, 2017 and 2016.

Series A Preferred Units

On August 7, 2018, the Partnership issued 2,760,000 Series A Preferred Units representing limited partner interests at a price of $25.00 per Series A Preferred Unit. The Partnership used the proceeds, net of underwriting discount and expenses, of $66.4 million to reduce indebtedness under its Credit Agreement.

Common Units

The common units have limited voting rights as set forth in the Partnership’s partnership agreement.

General Partner Units and Incentive Distribution Rights

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership’s partnership agreement. The General Partner holds all of the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the Partnership’s partnership agreement.

Series A Preferred Units

The Series A Preferred Units are a new class of equity security that ranks senior to the common units, the incentive distribution rights and each other class or series of the Partnership’s equity securities established after August 7, 2018, the original issue date of the Series A Preferred Units (the “Original Issue Date”), that is not expressly made senior to or on parity with the Series A Preferred Units as to the payment of distributions and amounts payable on a liquidation event.

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

Within 45 days after the end of each quarter, the Partnership will distribute all of its Available Cash (as defined in its partnership agreement) to common unitholders of record on the applicable record date. The amount of Available Cash is all cash on hand on the date of determination of Available Cash for the quarter; less the amount of cash reserves established by the General Partner to provide for the proper conduct of the Partnership’s businesses, to comply with applicable law, any of the Partnership’s debt instruments or other agreements or to provide funds for distributions to unitholders and the General Partner for any one or more of the next four quarters.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2018, 2017 and 2016 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2016
2/16/2016	12/31/15	$0.4625	$15,723	$106	$—	$15,829
5/16/2016	03/31/16	0.4625	15,723	106	—	15,829
8/12/2016	06/30/16	0.4625	15,723	106	—	15,829
11/14/2016	09/30/16	0.4625	15,723	106	—	15,829
2017
2/14/2017	12/31/16	$0.4625	$15,723	$106	$—	$15,829
5/15/2017	03/31/17	0.4625	15,723	106	—	15,829
8/14/2017	06/30/17	0.4625	15,723	106	—	15,829
11/14/2017	09/30/17	0.4625	15,723	106	—	15,829
2018
2/14/2018	12/31/17	$0.4625	$15,723	$106	$—	$15,829
5/15/2018	03/31/18	0.4625	15,723	106	—	15,829
8/14/2018 (1)	06/30/18	0.4750	16,149	109	67	16,325
11/14/2018 (1)	09/30/18	0.4750	16,149	109	67	16,325

(1)

This distribution resulted in the Partnership reaching its second target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on January 28, 2019, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit ($2.00 per unit on an annualized basis) on all of its outstanding common units for the period from October 1, 2018 through December 31, 2018 to the Partnership’s common unitholders of record as of the close of business February 8, 2019. On February 14, 2019, the Partnership paid the total cash distribution of approximately $17.3 million.

Series A Preferred Units

Distributions on the Series A Preferred Units are cumulative from the Original Issue Date and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2018 (each, a “Distribution Payment Date”), to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose. Distributions on the Series A Preferred Units will be paid out of Available Cash with respect to the quarter immediately preceding the applicable Distribution Payment Date.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 15, 2018, the Partnership paid the initial quarterly cash distribution of $0.6635 per unit on the Series A Preferred Units, covering the period from the Original Issue Date through November 14, 2018, totaling $1.8 million. The initial distribution rate for the Series A Preferred Units from and including the Original Issue Date, but excluding, August 15, 2023 is 9.75% per annum of the $25.00 liquidation preference per Series A Preferred Unit (equal to $2.4375 per Series A Preferred Unit per annum). On and after August 15, 2023, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.774% per annum.

In addition, on January 22, 2019, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from November 15, 2018 through February 14, 2019. On February 15, 2019, the Partnership paid the total cash distribution of approximately $1.7 million.

Note 18. Unitholders’ Equity

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

Note 19. Business Combinations

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the final allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$1,591
Property and equipment	32,269
Intangibles	337
Total identifiable assets purchased	34,197
Liabilities assumed:
Environmental liabilities	(1,174)
Other non-current liabilities	(109)
Total liabilities assumed	(1,283)
Net identifiable assets acquired	32,914
Goodwill	527
Net assets acquired	$33,441

The Partnership engaged a third-party valuation firm to assist in the valuation of Cheshire’s property and equipment and intangible assets consisting of in-place leases. The Partnership’s third-party valuation firm considered the income, market and cost approaches in estimating the fair value of the property and equipment and intangible assets. The market and cost approaches were used to value the property and equipment based on the underlying asset class components of the property and equipment. The income approach was used to value the in-place leases.

The purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values. The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based on the valuation from the Partnership’s third‑party valuation firm. Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill and assigned to the GDSO reporting unit. The $0.5 million of goodwill was recognized as the transaction expanded the Partnership’s retail presence in New Hampshire and enables the Partnership to benefit from economies of scale in the purchase of gasoline and convenience store merchandise. The goodwill is expected to be tax deductible. The operations of Cheshire have been integrated into the GDSO reporting segment.

The fair value of $1.2 million assigned to the assumption of environmental liabilities was developed by management based on their estimates, assumptions and acquisition history (see Note 13).

The fair values of the remaining Cheshire assets and liabilities noted above approximate their carrying values as of the acquisition date.

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

As part of the purchase price allocation, identifiable intangible assets include in-place leases that are being amortized over one year. Amortization expense related to these intangible assets was $0.1 million for the year ended December 31, 2018.

In connection with the acquisition of Cheshire, the Partnership incurred acquisition costs of approximately

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.4 million for the year ended December 31, 2018, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Cheshire’s revenues and net income included in the Partnership’s consolidated operating results from July 24, 2018, the acquisition date, through December 31, 2018 were immaterial.

Acquisition from Champlain Oil Company, Inc.—On July 17, 2018, the Partnership acquired retail fuel and convenience store assets from Champlain in a cash transaction. The acquisition included 37 company-operated gasoline stations with Jiffy Mart-branded convenience stores in Vermont and New Hampshire and approximately 24 fuel sites that are either owned or leased, including lessee dealer and commission agent locations. The transaction also included fuel supply agreements for approximately 65 gasoline stations, primarily in Vermont and New Hampshire. The stations primarily market major fuel brands such as Mobil, Shell, Citgo, Sunoco and Irving. The purchase price was approximately $138.2 million, including inventory. The acquisition was financed with borrowings under the Partnership’s revolving credit facility.

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

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$5,450
Prepaid expenses and other current assets	270
Property and equipment	112,871
Intangibles	12,936
Total identifiable assets purchased	131,527
Liabilities assumed:
Accrued expenses and other current liabilities	(131)
Environmental liabilities	(10,757)
Other non-current liabilities	(938)
Total liabilities assumed	(11,826)
Net identifiable assets acquired	119,701
Goodwill	18,478
Net assets acquired	$138,179

Management is in the process of evaluating the purchase price accounting. The Partnership engaged a third-party valuation firm to assist in the valuation of Champlain’s property and equipment and intangible assets consisting of dealer supply contracts, in-place leases and franchise rights. This valuation continues to be in process and, during the year ended December 31, 2018, the Partnership received preliminary fair values of these assets. The estimated fair values of property and equipment of $112.9 million and intangibles assets of $12.9 million were developed by management based on their estimates, assumptions and acquisition history, including preliminary reports from the third-party valuation firm. The estimated fair values of the property and equipment and intangible assets will be supported by the valuations performed by the third-party valuation firm. It is possible that once the Partnership receives the completed

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuations on the property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values. The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon their estimates and assumptions. Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill and assigned to the GDSO reporting unit. The $18.5 million of goodwill was recognized as the transaction expanded the Partnership’s retail portfolio and geographic footprint in New England and provides additional volume to the Partnership’s terminals in New York and Vermont. The goodwill is expected to be tax deductible. The operations of Champlain have been integrated into the GDSO reporting segment.

The fair value of $10.7 million assigned to the assumption of environmental liabilities was developed by management based on their estimates, assumptions and acquisition history (see Note 13).

The fair values of the remaining Champlain assets and liabilities noted above approximate their carrying values as of the acquisition date.

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

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts, in-place leases and franchise rights that are being amortized between one and ten years. Amortization expense related to these intangible assets was $1.2 million for the year ended December 31, 2018.

In connection with the acquisition of Champlain, the Partnership incurred acquisition costs of approximately $3.5 million for the year ended December 31, 2018 which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Champlain’s revenues and net income included in the Partnership’s consolidated operating results from July 17, 2018, the acquisition date, through December 31, 2018 were immaterial.

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

During the year ended December 31, 2018, the Partnership recorded a change to the preliminary purchase accounting, specifically related to the value assigned to the environmental liabilities. The impact of this change decreased goodwill to $21.5 million at December 31, 2018 from $21.6 million at December 31, 2017 as follows (in thousands):

Goodwill – December 31, 2017	$21,630
Decrease in environmental liabilities	(139)
Goodwill – December 31, 2018	$21,491

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

The fair value of $1.1 million assigned to the assumption of environmental liabilities was developed by management based on their estimates, assumptions and acquisition history (see Note 13).

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

As part of the purchase price allocation, identifiable intangible assets include in-place leases, favorable leasehold interests and franchise rights that are being amortized over one, three and three years, respectively. Amortization expense related to the intangible assets was $0.9 million for the year ended December 31, 2018 and immaterial for the year ended December 31, 2017. The in-place leases, favorable leasehold interests and franchise rights have a weighted average term of approximately three, two and four years, respectively, prior to their next renewal.

In connection with the acquisition of Honey Farms, the Partnership incurred acquisition costs of approximately $0.7 million which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2017.

Supplemental Pro Forma Information—Revenues and net income not included in the Partnership’s consolidated operating results for Cheshire, Champlain and Honey Farms from January 1, 2017 through the respective acquisition date were immaterial.

Note 20. Segment Reporting

The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane. The Partnership also receives revenue from convenience store sales, rental income and sundries. The Partnership’s three operating segments are based upon the revenue sources for which discrete financial information is reviewed by the chief operating decision maker (the “CODM”) to make key operating decisions and assess performance and include Wholesale, GDSO and Commercial.

These operating segments are also the Partnership’s reporting segments. Prior to 2018, the Commercial operating segment has not met the quantitative metrics for disclosure as a reportable segment on a stand‑alone basis as defined in accounting guidance related to segment reporting. However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are helpful to the user of the Partnership’s financial information. The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

In the Wholesale reporting segment, the Partnership sells branded and unbranded gasoline and gasoline blendstocks and diesel to wholesale distributors. The Partnership transports these products by railcars, barges and/or pipelines pursuant to spot or long‑term contracts. From time to time, the Partnership aggregates crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transports it by rail and ships it by barge to refiners. The Partnership sells home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that the Partnership owns or controls or at which it has throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

In the GDSO reporting segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub jobbers. Station operations include (i) convenience stores, (ii) rental income from

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2018	2017	2016
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$4,732,028	$2,097,811	$2,026,315
Crude oil (1)	109,719	464,234	546,541
Other oils and related products (2)	2,049,043	1,725,537	1,534,165
Total	$6,890,790	$4,287,582	$4,107,021
Product margin
Gasoline and gasoline blendstocks	$76,741	$82,124	$83,742
Crude oil (1)	7,159	7,279	(13,098)
Other oils and related products (2)	53,389	62,799	74,271
Total	$137,289	$152,202	$144,915
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$4,081,498	$3,434,581	$3,071,517
Station operations (3)	427,211	351,876	371,661
Total	$4,508,709	$3,786,457	$3,443,178
Product margin
Gasoline	$373,303	$326,536	$289,420
Station operations (3)	203,098	174,986	183,708
Total	$576,401	$501,522	$473,128
Commercial Segment:
Sales	$1,273,103	$846,513	$689,440
Product margin	$23,611	$17,858	$24,018
Combined sales and Product margin:
Sales	$12,672,602	$8,920,552	$8,239,639
Product margin (4)	$737,301	$671,582	$642,061
Depreciation allocated to cost of sales	(86,892)	(88,530)	(95,571)
Combined gross profit	$650,409	$583,052	$546,490

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 500 million gallons, 480 million gallons and 500 million gallons of the GDSO segment’s sales for the years ended December 31, 2018, 2017 and 2016, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. Except for natural gas (prior to the sale of the Partnership’s natural gas marketing and electricity brokerage businesses in February 2017), predominantly all of the Commercial segment’s sales were sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

None of the Partnership’s customers accounted for greater than 10% of total sales for years ended December 31, 2018, 2017 and 2016.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2018	2017	2016
Combined gross profit	$650,409	$583,052	$546,490
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	171,002	155,033	149,673
Operating expenses	321,115	283,650	288,547
(Gain) loss on trustee taxes	(52,627)	16,194	—
Lease exit and termination (gain) expenses	(3,506)	—	80,665
Amortization expense	10,960	9,206	9,389
Net loss (gain) on sale and disposition of assets	5,880	(1,624)	20,495
Goodwill and long-lived asset impairment	414	809	149,972
Total operating costs and expenses	453,238	463,268	698,741
Operating income (loss)	197,171	119,784	(152,251)
Interest expense	(89,145)	(86,230)	(86,319)
Income tax (expense) benefit	(5,623)	23,563	(53)
Net income (loss)	102,403	57,117	(238,623)
Net loss attributable to noncontrolling interest	1,502	1,635	39,211
Net income (loss) attributable to Global Partners LP	$103,905	$58,752	$(199,412)

The Partnership’s foreign assets and foreign sales were immaterial as of and for the years ended December 31, 2018, 2017 and 2016.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at December 31, (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
December 31, 2018	$615,795	$—	$1,415,501	$392,995	$2,424,291
December 31, 2017	$613,764	$100	$1,281,370	$424,935	$2,320,169

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21. Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component (in thousands):

	Pension Plan	Derivatives	Total
Balance at December 31, 2016	$(4,269)	$(1,172)	$(5,441)
Other comprehensive (loss) income before reclassifications of gain (loss)	(1,032)	1,037	5
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) income	(32)	—	(32)
Total comprehensive (loss) income	(1,064)	1,037	(27)
Balance at December 31, 2017	(5,333)	(135)	(5,468)
Other comprehensive income before reclassifications of gain (loss)	21	133	154
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) income	54	—	54
Total comprehensive income	75	133	208
Balance at December 31, 2018	$(5,258)	$(2)	$(5,260)

Amounts are presented prior to the income tax effect on other comprehensive income. Given the Partnership’s master limited partnership status, the effective tax rate is immaterial.

Note 22. Legal Proceedings

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

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP. The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils. The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorize the Partnership to increase the throughput of crude oil at the Albany Terminal. According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements. The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program and the NYSDEC never issued an NOV in the matter. The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties. The Partnership believes that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law has occurred. The Partnership disputes the claims alleged in the NOV and responded to the EPA in September 2016. The Partnership met with the EPA and provided additional information at the agency’s request. On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV. On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying. The EPA did not respond with such evidence, but instead has requested that the Partnership enter into a series of tolling agreements. The Partnership has signed a number of tolling agreements with respect to this matter, as requested by the EPA, and such agreements currently extend through June 29, 2019. To date, the EPA has not taken any further formal action with respect to the NOV.

By letter dated January 25, 2017, the Partnership received a notice of intent to sue (the “2017 NOI”) from Earthjustice related to alleged violations of the CAA; specifically alleging that the Partnership was operating the Albany Terminal without a valid CAA Title V Permit. On February 9, 2017, the Partnership responded to Earthjustice advising that the 2017 NOI was without factual or legal merit and that the Partnership would move to dismiss any action commenced by Earthjustice. No action was taken by either the EPA or the NYSDEC with regard to the Earthjustice allegations. At this time, there has been no further action taken by Earthjustice. Neither the EPA nor the NYSDEC has followed up on the 2017 NOI. The Albany Terminal is currently operating pursuant to its Title V Permit, which has been extended in accordance with the State Administrative Procedures Act. The. The Partnership believes that it has meritorious defenses against all allegations.

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

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA. The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt. On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal. The Partnership met with and provided additional information to the EPA with respect to the alleged violations. On April 7,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License. The Partnership has responded to the Supplemental NOV and is engaged in further negotiations with the EPA. A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through April 1, 2019. While the Partnership does not believe that a material violation has occurred, and it contests the allegations presented in the NOV and Supplemental NOV, the Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

Note 23. Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2018
Sales	$2,802,891	$3,126,575	$3,468,835	$3,274,301	$12,672,602
Gross profit	$144,330	$149,261	$134,974	$221,844	$650,409
Operating income	$79,207	$27,619	$8,144	$82,201	$197,171
Net income (loss) (1)(2)(3)	$58,675	$6,022	$(14,464)	$52,170	$102,403
Net income (loss) attributable to Global Partners LP	$59,042	$6,413	$(14,080)	$52,530	$103,905
Net income (loss) attributable to common limited partners	$58,646	$6,303	$(15,062)	$50,294	$100,181
Basic net income (loss) per common limited partner unit	$1.74	$0.19	$(0.44)	$1.49	$2.98
Diluted net income (loss) per common limited partner unit	$1.73	$0.19	$(0.44)	$1.47	$2.95
Cash distributions per common limited partner unit (4)	$0.4625	$0.4750	$0.4750	$0.5000	$1.91

	First	Second	Third	Fourth	Total
Year ended December 31, 2017
Sales	$2,270,784	$2,089,530	$2,159,746	$2,400,492	$8,920,552
Gross profit	$140,027	$135,362	$150,094	$157,569	$583,052
Operating income	$45,628	$24,873	$34,363	$14,920	$119,784
Net income (5)(6)(7)(8)(9)	$22,505	$1,991	$14,460	$18,161	$57,117
Net income attributable to Global Partners LP	$22,946	$2,374	$14,878	$18,554	$58,752
Net income attributable to common limited partners	$22,792	$2,358	$14,778	$18,430	$58,358
Basic net income per common limited partner unit	$0.68	$0.07	$0.44	$0.55	$1.74
Diluted net income per common limited partner unit	$0.68	$0.07	$0.44	$0.55	$1.74
Cash distributions per common limited partner unit (4)	$0.4625	$0.4625	$0.4625	$0.4625	$1.85

The above table reflects certain rounding conventions.

(1)

Includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit in the first quarter of 2018. See Note 2.

(2)	Includes a net loss on sale and disposition of assets of $1.9 million, $3.0 million, $0.9 million and $0.1 million in the first, second, third and fourth quarters of 2018, respectively.
(3)	Includes a lease exit and termination gain of $3.5 million in the third quarter of 2018. See Note 2.
(4)	Represents cash distributions earned for the respective period. Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Includes a $14.2 million gain on the sale of the Partnership’s natural gas marketing and electricity brokerage businesses in the first quarter of 2017.
(6)	Includes a net loss on sale and disposition of assets of $2.3 million, $2.4 million, $2.2 million and $5.6 million in the first, second, third and fourth quarters of 2017, respectively.
(7)	Includes a $13.1 million expense associated with the acceleration and corresponding termination of a contractual obligation under a pipeline connection agreement in the third quarter.
(8)	Includes a $16.2 million loss on trustee taxes in the fourth quarter of 2017. Note 2
(9)	Includes a $22.2 million income tax benefit in the fourth quarter of 2017 as a result of the Tax Cuts and Jobs Act.

Note 24. Subsequent Events

Distribution to Common Unitholders—On February 14, 2019, the Partnership paid a cash distribution of approximately $17.3 million to its common unitholders of record as of the close of business on February 8, 2019.

Distribution to Preferred Unitholders—On February 15, 2019, the Partnership paid a cash distribution of approximately $1.7 million to holders of its Series A Preferred Units of record as of the opening of business on February 1, 2019.

Note 25. Supplemental Guarantor Condensed Consolidating Financial Statements

The Partnership’s wholly-owned subsidiaries, other than GLP Finance, are guarantors of senior notes issued by the Partnership and GLP Finance. As such, the Partnership is subject to the requirements of Rule 3-10 of Regulation S-X of the SEC regarding financial statements of guarantors and issuers of registered guaranteed securities. The Partnership presents condensed consolidating financial information for its subsidiaries within the notes to consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(d). The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2018 and 2017, the Condensed Consolidating Statements of Operations for the years ended December 31, 2018, 2017 and 2016 and the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,050	$1,071	$—	$8,121
Accounts receivable, net	334,689	52	36	334,777
Accounts receivable - affiliates	5,435	36	(36)	5,435
Inventories	386,442	—	—	386,442
Brokerage margin deposits	14,766	—	—	14,766
Derivative assets	26,390	—	—	26,390
Prepaid expenses and other current assets	98,877	100	—	98,977
Total current assets	873,649	1,259	—	874,908
Property and equipment, net	1,128,826	3,806	—	1,132,632
Intangible assets, net	58,532	—	—	58,532
Goodwill	327,406	—	—	327,406
Other assets	30,813	—	—	30,813
Total assets	$2,419,226	$5,065	$—	$2,424,291

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$308,941	$38	$—	$308,979
Accounts payable - affiliates	(169)	169	—	—
Working capital revolving credit facility - current portion	103,300	—	—	103,300
Environmental liabilities - current portion	6,092	—	—	6,092
Trustee taxes payable	42,613	—	—	42,613
Accrued expenses and other current liabilities	117,149	125	—	117,274
Derivative liabilities	4,494	—	—	4,494
Total current liabilities	582,420	332	—	582,752
Working capital revolving credit facility - less current portion	150,000	—	—	150,000
Revolving credit facility	220,000	—	—	220,000
Senior notes	664,455	—	—	664,455
Environmental liabilities - less current portion	57,132	—	—	57,132
Financing obligations	149,997	—	—	149,997
Deferred tax liabilities	42,856	—	—	42,856
Other long-term liabilities	57,905	—	—	57,905
Total liabilities	1,924,765	332	—	1,925,097

Partners' equity
Global Partners LP equity	494,461	2,870	—	497,331
Noncontrolling interest	—	1,863	—	1,863
Total partners' equity	494,461	4,733	—	499,194
Total liabilities and partners' equity	$2,419,226	$5,065	$—	$2,424,291

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$12,671,866	$1,170	$(434)	$12,672,602
Cost of sales	12,019,610	3,017	(434)	12,022,193
Gross profit (loss)	652,256	(1,847)	—	650,409
Costs and operating expenses:
Selling, general and administrative expenses	169,485	1,517	—	171,002
Operating expenses	320,724	391	—	321,115
Gain on trustee taxes	(52,627)	—	—	(52,627)
Lease exit and termination gain	(3,506)	—	—	(3,506)
Amortization expense	10,960	—	—	10,960
Net loss on sale and disposition of assets	5,880	—	—	5,880
Goodwill and long-lived asset impairment	414	—	—	414
Total costs and operating expenses	451,330	1,908	—	453,238
Operating income (loss)	200,926	(3,755)	—	197,171
Interest expense	(89,145)	—	—	(89,145)
Income (loss) before income tax expense	111,781	(3,755)	—	108,026
Income tax expense	(5,623)	—	—	(5,623)
Net income (loss)	106,158	(3,755)	—	102,403
Net loss attributable to noncontrolling interest	—	1,502	—	1,502
Net income (loss) attributable to Global Partners LP	106,158	(2,253)	—	103,905
Less: General partners' interest in net income, including incentive distribution rights	1,033	—	—	1,033
Less: Series A preferred limited partner interest in net income	2,691	—	—	2,691
Net income (loss) attributable to common limited partners	$102,434	$(2,253)	$—	$100,181

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$8,917,997	$2,936	$(381)	$8,920,552
Cost of sales	8,332,940	4,941	(381)	8,337,500
Gross profit (loss)	585,057	(2,005)	—	583,052
Costs and operating expenses:
Selling, general and administrative expenses	154,611	422	—	155,033
Operating expenses	281,973	1,677	—	283,650
Loss on trustee taxes	16,194	—	—	16,194
Amortization expense	9,206	—	—	9,206
Net gain on sale and disposition of assets	(1,607)	(17)	—	(1,624)
Goodwill and long-lived asset impairment	809	—	—	809
Total costs and operating expenses	461,186	2,082	—	463,268
Operating income (loss)	123,871	(4,087)	—	119,784
Interest expense	(86,230)	—	—	(86,230)
Income (loss) before income tax expense	37,641	(4,087)	—	33,554
Income tax benefit	23,563	—	—	23,563
Net income (loss)	61,204	(4,087)	—	57,117
Net loss attributable to noncontrolling interest	—	1,635	—	1,635
Net income (loss) attributable to Global Partners LP	61,204	(2,452)	—	58,752
Less: General partners' interest in net income, including incentive distribution rights	394	—	—	394
Net income (loss) attributable to common limited partners	$60,810	$(2,452)	$—	$58,358

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$8,236,847	$5,961	$(3,169)	$8,239,639
Cost of sales	7,686,875	9,443	(3,169)	7,693,149
Gross profit (loss)	549,972	(3,482)	—	546,490
Costs and operating expenses:
Selling, general and administrative expenses	148,829	844	—	149,673
Operating expenses	284,430	4,117	—	288,547
Lease exit and termination expenses	80,665	—		80,665
Amortization expense	9,389	—	—	9,389
Net loss on sale and disposition of assets	20,495	—	—	20,495
Goodwill and long-lived asset impairment	45,803	104,169	—	149,972
Total costs and operating expenses	589,611	109,130	—	698,741
Operating loss	(39,639)	(112,612)	—	(152,251)
Interest expense	(86,319)	—	—	(86,319)
Loss before income tax expense	(125,958)	(112,612)	—	(238,570)
Income tax expense	(53)	—	—	(53)
Net loss	(126,011)	(112,612)	—	(238,623)
Net loss attributable to noncontrolling interest	—	39,211	—	39,211
Net loss attributable to Global Partners LP	(126,011)	(73,401)	—	(199,412)
Less: General partners' interest in net loss, including incentive distribution rights	(1,336)	—	—	(1,336)
Net loss attributable to common limited partners	$(124,675)	$(73,401)	$—	$(198,076)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$169,608	$(752)	$168,856

Cash flows from investing activities
Acquisitions	(171,620)	—	(171,620)
Capital expenditures	(69,174)	—	(69,174)
Seller note issuances	(3,337)	—	(3,337)
Proceeds from sale of property and equipment	18,411	—	18,411
Net cash used in investing activities	(225,720)	—	(225,720)

Cash flows from financing activities
Net proceeds from issuance of Series A preferred units	66,366	—	66,366
Net borrowings from working capital revolving credit facility	26,600	—	26,600
Net borrowings from on revolving credit facility	24,000	—	24,000
LTIP units withheld for tax obligations	(835)	—	(835)
Distributions to limited partners and general partner	(66,004)	—	(66,004)
Net cash provided by financing activities	50,127	—	50,127

Cash and cash equivalents
Decrease in cash and cash equivalents	(5,985)	(752)	(6,737)
Cash and cash equivalents at beginning of year	13,035	1,823	14,858
Cash and cash equivalents at end of year	$7,050	$1,071	$8,121

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$346,829	$1,613	$348,442

Cash flows from investing activities
Acquisitions	(38,479)	—	(38,479)
Capital expenditures	(49,866)	—	(49,866)
Seller note issuances	(6,086)	—	(6,086)
Proceeds from sale of property and equipment	32,767	20	32,787
Net cash (used in) provided by investing activities	(61,664)	20	(61,644)

Cash flows from financing activities
Net payments on working capital revolving credit facility	(197,900)	—	(197,900)
Net payments on revolving credit facility	(20,700)	—	(20,700)
LTIP units withheld for tax obligations	(522)	—	(522)
Noncontrolling interest capital contribution	279	—	279
Distribution to noncontrolling interest	—	(465)	(465)
Distributions to limited partners and general partner	(62,660)	—	(62,660)
Net cash used in financing activities	(281,503)	(465)	(281,968)

Cash and cash equivalents
Increase in cash and cash equivalents	3,662	1,168	4,830
Cash and cash equivalents at beginning of year	9,373	655	10,028
Cash and cash equivalents at end of year	$13,035	$1,823	$14,858

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(120,338)	$452	$(119,886)

Cash flows from investing activities
Capital expenditures	(71,279)	—	(71,279)
Proceeds from sale of property and equipment	77,718	8	77,726
Net cash used in investing activities	6,439	8	6,447

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	176,500	—	176,500
Net payments on revolving credit facility	(52,300)	—	(52,300)
Proceeds from sale-leaseback, net	62,469	—	62,469
Distribution to noncontrolling interest	2,697	(4,495)	(1,798)
Distributions to limited partners and general partner	(62,520)	—	(62,520)
Net cash provided by (used in) financing activities	126,846	(4,495)	122,351

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	12,947	(4,035)	8,912
Cash and cash equivalents at beginning of year	(3,574)	4,690	1,116
Cash and cash equivalents at end of year	$9,373	$655	$10,028

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GLOBAL PARTNERS LP

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

(In thousands)

	Balance at	Charged to				Balance
	Beginning	Costs and			Other	at End
Description	of Period	Expenses	Recoveries	Write Offs	Adjustment	of Period
Year ended December 31, 2018
Allowance for doubtful accounts—accounts receivable	$4,605	$754	$—	$(2,947)	$21	$2,433
Year ended December 31, 2017
Allowance for doubtful accounts—accounts receivable	$5,549	$211	$38	$(997)	$(196)	$4,605
Year ended December 31, 2016
Allowance for doubtful accounts—accounts receivable	$5,942	$231	$23	$(785)	$138	$5,549