Form 10-Q
period 2019-03-31
GLOBAL PARTNERS LP
filed 2019-05-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
Common Units representing limited partner interests	GLP	New York Stock Exchange

9.75% Series A Fixed-to-Floating Cumulative Redeemable	GLP pr A	New York Stock Exchange
Perpetual Preferred Units representing limited partner interests

The issuer had 33,995,563 common units outstanding as of May 6, 2019.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$8,638	$8,121
Accounts receivable, net	403,676	334,777
Accounts receivable—affiliates	4,873	5,435
Inventories	464,866	386,442
Brokerage margin deposits	19,943	14,766
Derivative assets	8,044	26,390
Prepaid expenses and other current assets	99,144	98,977
Total current assets	1,009,184	874,908
Property and equipment, net	1,113,176	1,132,632
Right of use assets, net	312,432	—
Intangible assets, net	55,220	58,532
Goodwill	326,486	327,406
Other assets	29,492	30,813
Total assets	$2,845,990	$2,424,291
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$343,198	$308,979
Working capital revolving credit facility—current portion	219,500	103,300
Lease liability—current portion	69,777	—
Environmental liabilities—current portion	6,092	6,092
Trustee taxes payable	39,458	42,613
Accrued expenses and other current liabilities	89,228	117,274
Derivative liabilities	12,916	4,494
Total current liabilities	780,169	582,752
Working capital revolving credit facility—less current portion	150,000	150,000
Revolving credit facility	217,000	220,000
Senior notes	665,138	664,455
Long-term lease liability—less current portion	252,464	—
Environmental liabilities—less current portion	56,374	57,132
Financing obligations	149,860	149,997
Deferred tax liabilities	42,677	42,856
Other long-term liabilities	42,786	57,905
Total liabilities	2,356,468	1,925,097
Partners’ equity
Global Partners LP equity:
Series A preferred limited partners (2,760,000 units issued and outstanding at March 31, 2019 and December 31, 2018)	67,226	67,226
Common limited partners (33,995,563 units issued and 33,753,920 outstanding at March 31, 2019 and 33,995,563 units issued and 33,751,435 outstanding at December 31, 2018)	426,803	437,874
General partner interest (0.67% interest with 230,303 equivalent units outstanding at March 31, 2019 and December 31, 2018)	(2,522)	(2,509)
Accumulated other comprehensive loss	(3,516)	(5,260)
Total Global Partners LP equity	487,991	497,331
Noncontrolling interest	1,531	1,863
Total partners’ equity	489,522	499,194
Total liabilities and partners’ equity	$2,845,990	$2,424,291

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Sales	$2,979,626	$2,802,891
Cost of sales	2,822,782	2,658,561
Gross profit	156,844	144,330
Costs and operating expenses:
Selling, general and administrative expenses	41,090	39,366
Operating expenses	82,944	74,049
Gain on trustee taxes	—	(52,627)
Lease exit and termination gain	(493)	—
Amortization expense	2,976	2,468
Net loss on sale and disposition of assets	553	1,867
Total costs and operating expenses	127,070	65,123
Operating income	29,774	79,207
Interest expense	(22,956)	(21,445)
Income before income tax (expense) benefit	6,818	57,762
Income tax (expense) benefit	(24)	913
Net income	6,794	58,675
Net loss attributable to noncontrolling interest	332	367
Net income attributable to Global Partners LP	7,126	59,042
Less: General partner’s interest in net income, including incentive distribution rights	304	396
Less: Series A preferred limited partner interest in net income	1,682	—
Net income attributable to common limited partners	$5,140	$58,646
Basic net income per common limited partner unit	$0.15	$1.74
Diluted net income per common limited partner unit	$0.15	$1.73
Basic weighted average common limited partner units outstanding	33,753	33,652
Diluted weighted average common limited partner units outstanding	34,230	33,802

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$6,794	$58,675
Other comprehensive income (loss):
Change in fair value of cash flow hedges	—	209
Change in pension liability	1,744	(351)
Total other comprehensive income (loss)	1,744	(142)
Comprehensive income	8,538	58,533
Comprehensive loss attributable to noncontrolling interest	332	367
Comprehensive income attributable to Global Partners LP	$8,870	$58,900

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$6,794	$58,675
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,205	26,482
Amortization of deferred financing fees	1,343	1,343
Amortization of leasehold interests	335	109
Amortization of senior notes discount	384	370
Bad debt expense	209	312
Unit-based compensation expense	795	1,237
Gain on trustee taxes	—	(52,627)
Net loss on sale and disposition of assets	553	1,867
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	(69,108)	(706)
Accounts receivable-affiliate	562	82
Inventories	(78,578)	(42,287)
Broker margin deposits	(5,177)	(4,610)
Prepaid expenses, all other current assets and other assets	766	(5,970)
Accounts payable	34,219	(41,614)
Trustee taxes payable	(3,155)	(19,734)
Change in derivatives	26,768	(7,193)
Accrued expenses, all other current liabilities and other long-term liabilities	(31,952)	(19,450)
Net cash used in operating activities	(87,037)	(103,714)
Cash flows from investing activities
Capital expenditures	(10,229)	(9,557)
Seller note issuances	(640)	—
Proceeds from sale of property and equipment	4,228	800
Net cash used in investing activities	(6,641)	(8,757)
Cash flows from financing activities
Net borrowings from working capital revolving credit facility	116,200	125,000
Net payments on revolving credit facility	(3,000)	—
LTIP units withheld for tax obligations	(8)	—
Distributions to limited partners and general partner	(18,997)	(15,694)
Net cash provided by financing activities	94,195	109,306
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	517	(3,165)
Cash and cash equivalents at beginning of period	8,121	14,858
Cash and cash equivalents at end of period	$8,638	$11,693
Supplemental information
Cash paid during the period for interest	$18,191	$16,344

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
Three months ended March 31, 2019	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2018	$67,226	$437,874	$(2,509)	$(5,260)	$1,863	$499,194
Issuance of Series A preferred units	—	—	—	—	—	—
Net income (loss)	1,682	5,140	304	—	(332)	6,794
Distributions to limited partners and general partner	(1,682)	(16,998)	(317)	—	—	(18,997)
Unit-based compensation	—	795	—	—	—	795
Other comprehensive income	—	—	—	1,744	—	1,744
LTIP units withheld for tax obligations	—	(8)	—	—	—	(8)
Balance at March 31, 2019	$67,226	$426,803	$(2,522)	$(3,516)	$1,531	$489,522

	Partners' Equity
			Accumulated
	Common	General	Other		Total
	Limited	Partner	Comprehensive	Noncontrolling	Partners’
Three months ended March 31, 2018	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2017	$399,399	$(2,978)	$(5,468)	$3,365	$394,318
Net income (loss)	58,646	396	—	(367)	58,675
Distributions to limited partners and general partner	(15,723)	(106)	—	—	(15,829)
Unit-based compensation	1,237	—	—	—	1,237
Other comprehensive income	—	—	(142)	—	(142)
Dividends on repurchased units	135	—	—	—	135
Balance at March 31, 2018	$443,694	$(2,688)	$(5,610)	$2,998	$438,394

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores.  As of March 31, 2019, the Partnership had a portfolio of 1,578 owned, leased and/or supplied gasoline stations, including 296 directly operated convenience stores, primarily in the Northeast.  The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of March 31, 2019, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,433,901 common units, representing a 21.9% limited partner interest.

2019 Event

Amended Credit Agreement— On April 19, 2019, the Partnership and certain of its subsidiaries entered into the third amendment to third amended and restated credit agreement which, among other things, extended the maturity date from April 30, 2020 to April 29, 2022 and reduced by 0.25% the applicable rate under the existing revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit.  See Note 9 for additional information.

2018 Event

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, the Partnership recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 the Partnership determined that the liability was no longer required.  The recognition of this one-time income item, which is included in gain on trustee taxes in the accompanying consolidated statements of operations for the three months ended March 31, 2018, did not impact cash flows from operations for the three months ended March 31, 2018 or for the year ended December 31, 2018.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements, except as described in Note 2 herein for the adoption of Accounting Standard Update (“ASU”) 2016-02, “Leases,” including modifications to that standard thereafter, and now codified as Accounting Standards Codification 842 (“ASC 842”) which the Partnership adopted on January 1, 2019 (see Note 21, New Accounting Standards—Accounting Standards or Updates Recently Adopted, for additional information).

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2019.  The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	67%	63%
Crude oil sales and crude oil logistics revenue	1%	1%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	29%	33%
Convenience store sales, rental income and sundries	3%	3%
Total	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
Wholesale segment	19%	28%
Gasoline Distribution and Station Operations segment	77%	69%
Commercial segment	4%	3%
Total	100%	100%

See Note 16, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three months ended March 31, 2019 and 2018.

Note 2.     Adoption of ASC 842, Leases

On January 1, 2019, the Partnership adopted ASC 842 using the prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented.  The adoption of the lease standard did not result in a cumulative-effect adjustment to opening equity.  Results for reporting periods beginning after January 1, 2019 are presented under ASC 842 while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historic accounting under ASC 840, “Leases,” (“ASC 840”).

The adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities of approximately $330.8 million and $340.8 million, respectively, as of January 1, 2019.  The difference between  ROU asset and lease liabilities of $10.0 million is primarily associated with amounts previously recognized on the Partnership’s consolidated balance sheet under ASC 840 and is recognized net within ROU assets under ASC 842.  The standard did not materially impact the Partnership’s consolidated statement of operations or its consolidated statement of cash flows for the three months ended March 31, 2019.  See below for the Partnership’s updated lease policy and the required disclosures under ASC 842.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Update to Lease Policy

The Partnership has gasoline station and convenience store leases, primarily of land and buildings.  The Partnership has terminal and dedicated storage facility lease arrangements with various petroleum terminals and third parties, of which certain arrangements have minimum usage requirements.  The Partnership leases barges through various time charter lease arrangements and railcars through various lease arrangements.  The Partnership also has leases for office space, computer and convenience store equipment and automobiles.  The Partnership’s lease arrangements have various expiration dates with options to extend.

The Partnership is also the lessor to various lease arrangements with various expiration dates, including the leasing of gasoline stations and certain equipment to third-party station operators and cobranding lease agreements for certain space within the Partnership’s gasoline stations and convenience stores.

In addition, the Partnership is party to three master unitary lease agreements in connection with (i) the June 2015 acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the June 2016 sale of real property assets at 30 gasoline stations and convenience stores that did not meet the criteria for sale accounting.  These transactions continue to be accounted for as financing obligations upon transition to ASC 842 (see Note 9).

Accounting and reporting guidance for leases requires that leases be evaluated and classified as either operating or finance leases by the lessee and as either operating, sales-type or direct financing leases by the lessor.  The Partnership’s operating leases are included in ROU assets, lease liabilities-current portion and lease liability-less current portion in the accompanying consolidated balance sheets.

ROU assets represent the Partnership’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.  ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.  The Partnership’s variable lease payments consist of payments that depend on an index or rate (such as the Consumer Price Index) as well as those payments that depend on the Partnership’s performance or use of the underlying asset related to the lease.  Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.  As most of the Partnership’s leases do not provide an implicit rate in determining the net present value of lease payments, the Partnership uses its incremental borrowing rate based on the information available at the lease commencement date.  ROU assets also include any lease payments made and exclude lease incentives.  Many of the Partnership’s lessee agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised.  Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

Rental income for lease payments received related to operating leases is recognized on a straight-line basis over the lease term.

The Partnership has elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows the Partnership to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption.  Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Partnership recognizes lease expense for these leases on a straight-line basis over the lease term.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership’s leases have original contracted terms as follows:

Gasoline station and convenience store leases	1-18	years
Terminal lease arrangements	1-7	years
Dedicated storage facility leases	1-5	years
Barge and railcar equipment leases	1-10	years
Office space leases	1-12	years
Computer equipment, convenience store equipment and automobile leases	1-6	years

The above table excludes the Partnership’s West Coast facility land lease arrangement which contract term is subject to expiration through July 2066.  Some of the above leases include options to extend the leases for up to an additional 30 years.  The Partnership does not include renewal options in its lease terms for calculating the lease liability unless the Partnership is reasonably certain the renewal options are to be exercised.  The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Required Disclosures Under ASC 842

The following table presents supplemental balance sheet information related to leases at March 31, 2019 (in thousands):

		March 31,
Assets:	Balance Sheet Location	2019
ROU assets - operating	Right-of-use assets, net	$312,432

Liabilities:
Current lease liability - operating	Lease liability - current portion	$69,777
Noncurrent lease liability - operating	Lease liability - less current portion	252,464
Total lease liability		$322,241

Lessee Lease Arrangements

The following table presents the components of lease cost for the period presented (in thousands):

Three Months Ended
March 31,
Statement of operations location:	2019
Cost of sales (a)	$16,469
Selling, general and administrative expenses	769
Operating expenses (b)	12,236
Total lease cost	$29,474

(a)	Includes short-term lease costs of $0.9 million.
(b)	Includes variable lease cost of $1.6 million and short-term leases costs, which were immaterial.

Operating lease costs included in cost of sales are primarily associated with leases of barges and railcars and dedicated storage facility lease arrangements.  Operating lease costs included in operating expenses are primarily associated with the leases of gasoline station and convenience stores and terminal lease arrangements where the Partnership is responsible for operating the terminal facility.  Operating lease costs included in selling, general and administrative expenses are primarily associated with the leases of office space, computers and automobiles.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The future minimum lease payments to be paid under operating leases in effect at March 31, 2019 were as follows (in thousands):

Remainder of 2019	$68,711
2020	72,049
2021	63,307
2022	50,509
2023	41,753
Thereafter	107,643
Total lease payments	403,972
Less imputed interest	81,731
Total lease liabilities	$322,241
Current portion	$69,777
Long-term portion	252,464
Total lease liabilities	$322,241

The future minimum lease payments include $23.5 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $0.3 million related to minimum lease payments for leases that are less than one year.

Lessor Lease Arrangements

The following table presents the components of lease revenue for the period presented (in thousands):

Three Months Ended
March 31,
Statement of operations location:	2019
Sales (a)(b)	$18,549

(a)	Lease revenue includes sub-lessor rental income from leased properties of $8.9 million where the Partnership is the lessee of the property.
(b)	Includes variable and short-term lease revenue, which were immaterial.

The future minimum lease payments to be received under operating leases in effect at March 31, 2019 were as follows (in thousands):

Remainder of 2019	$45,605
2020	39,820
2021	22,329
2022	7,380
2023	3,385
Thereafter	10,113
Total	$128,632

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Information Related to Lease Arrangements

The following table presents supplemental information related to leases as of and for the period presented (in thousands):

Three Months Ended
March 31,
2019
Operating cash flows used for operating leases	$28,104
Right-of-use assets obtained in exchange for new lease liabilities	$5,621
Weighted average remaining non-cancellable lease term	6.3 years
Weighted average discount rate as of March 31, 2019	6.84%

Note 3.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended March 31, 2019
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$543,917	$830,172	$178,342	$1,552,431
Station operations	—	86,627	—	86,627
Total revenue from contracts with customers	543,917	916,799	178,342	1,639,058
Other sales:
Revenue originating as physical forward contracts and exchanges	1,164,772	—	157,247	1,322,019
Revenue from leases	517	18,032	—	18,549
Total other sales	1,165,289	18,032	157,247	1,340,568
Total sales	$1,709,206	$934,831	$335,589	$2,979,626

	Three Months Ended March 31, 2018
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$467,010	$892,299	$170,174	$1,529,483
Station operations	—	70,205	—	70,205
Total revenue from contracts with customers	467,010	962,504	170,174	1,599,688
Other sales:
Revenue originating as physical forward contracts and exchanges	1,086,317	—	98,981	1,185,298
Revenue from leases	505	17,400	—	17,905
Total other sales	1,086,822	17,400	98,981	1,203,203
Total sales	$1,553,832	$979,904	$269,155	$2,802,891

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

•

Revenue from Leases—The Partnership has rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of the Partnership’s terminals.  This income was recognized under ASC 842 for the three months ended March 31, 2019 and under ASC 840 for the three months ended March 31, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer.  The Partnership had no contract liabilities at March 31, 2019 and December 31, 2018.  Payment terms on invoiced amounts are typically 2 to 30 days.

Note 4.    Net Income Per Common Limited Partner Unit

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

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2019 and December 31, 2018 excludes 241,643 and 244,128 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 14).  These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted).  For the three months ended March 31, 2019, the Series A Preferred Units (as defined in Note 15) are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to Series A preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$7,126	$6,822	$304	$—	$59,042	$58,646	$396	$—
Declared distribution	$17,711	$17,338	$117	$256	$15,829	$15,723	$106	$—
Assumed allocation of undistributed net (loss) income	(10,585)	(10,516)	(69)	—	43,213	42,923	290	—
Assumed allocation of net income	$7,126	$6,822	$48	$256	$59,042	$58,646	$396	$—
Less net income attributable to Series A preferred limited partners		1,682				—
Net income attributable to common limited partners		$5,140				$58,646
Denominator:
Basic weighted average common units outstanding		33,753				33,652
Dilutive effect of phantom units		477				150
Diluted weighted average common units outstanding		34,230				33,802
Basic net income per common limited partner unit		$0.15				$1.74
Diluted net income per common limited partner unit		$0.15				$1.73

The board of directors of the General Partner declared the following quarterly cash distribution on its common units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 29, 2019	$0.5100	March 31, 2019

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The board of directors of the General Partner declared the following quarterly cash distribution on its Series A Preferred Units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 19, 2019	$0.609375	February 15, 2019 - May 14, 2019

See Note 15, “Partners’ Equity and Cash Distributions” for further information.

Note 5.    Inventories

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

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Distillates: home heating oil, diesel and kerosene	$186,920	$173,403
Gasoline	136,048	93,534
Gasoline blendstocks	78,023	52,195
Crude oil	15,647	21,325
Residual oil	26,203	21,054
Propane and other	628	1,447
Renewable identification numbers (RINs)	505	1,034
Convenience store inventory	20,892	22,450
Total	$464,866	$386,442

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $4.8 million and $3.8 million at March 31, 2019 and December 31, 2018, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $16.2 million and $14.9 million at March 31, 2019 and December 31, 2018, respectively.  Exchange transactions are valued using current carrying costs.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2018	$327,406
Dispositions (1)	(920)
Balance at March 31, 2019	$326,486

(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets. See Note 8.

Note 7.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Buildings and improvements	$1,140,047	$1,126,645
Land	455,847	456,334
Fixtures and equipment	44,969	44,479
Idle plant assets	30,500	30,500
Construction in process	24,451	37,636
Capitalized internal use software	32,536	32,127
Total property and equipment	1,728,350	1,727,721
Less accumulated depreciation	615,174	595,089
Total	$1,113,176	$1,132,632

Property and equipment includes assets held for sale of $12.6 million and $8.1 million at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, the Partnership had a $49.6 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013.  In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol.  The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation.  Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at March 31, 2019 and December 31, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Periodic divestiture of gasoline stations	$(142)	$—
Strategic asset divestiture program - Real estate firm coordinated sale	(297)	(24)
Loss on assets held for sale	785	1,526
Other	207	365
Total	$553	$1,867

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a gain of $0.1 million and $0 for the three months ended March 31, 2019 and 2018, respectively.

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

Real Estate Firm Coordinated Sales—The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites.  The Partnership sold 6 sites during the three months ended March 31, 2019.  The Partnership recognized a gain of $0.3 million on the sales of these sites for the three months ended March 31, 2019, including the derecognition of $0.9 million of GDSO goodwill.

The Partnership recognized an immaterial gain on the sales of sites for the three months ended March 31, 2018, including the derecognition of $0.1 million of GDSO goodwill.

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale.  Impairment charges related to assets held for sale are included in net loss on sale and disposition of assets in the accompanying consolidated statements of operations.

The Partnership classified 20 sites as held for sale at March 31, 2019 associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales discussed above.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $0.8 million for the three months ended March 31, 2019.

The Partnership recorded impairment charges related to assets held for sale associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales in the amount of $1.5 million for the three months ended March 31, 2018.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets held for sale of $12.6 million and $8.1 million at March 31, 2019 and December 31, 2018, respectively, are included in property and equipment in the accompanying consolidated balance sheets.  Assets held for sale are expected to be sold within the next 12 months.

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

Note 9.    Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.3 billion senior secured credit facility (the “Credit Agreement”).  On April 19, 2019, the Partnership and certain of its subsidiaries entered into the Third Amendment to Third Amended and Restated Credit Agreement which, among other things, extended the maturity date to April 29, 2022 from April 30, 2020 and reduced by 0.25% the applicable rate under the revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit.  All other material terms of the Credit Agreement remain substantially the same as disclosed in Note 7 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

There are two facilities under the Credit Agreement:

•

a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $850.0 million; and

•	a $450.0 million revolving credit facility to be used for general corporate purposes.

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

The average interest rates for the Credit Agreement were 4.7% and 3.9% for the three months ended March 31, 2019 and 2018, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at March 31, 2019, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $219.5 million as the current portion at March 31, 2019, representing the amount the Partnership expects to pay down over the next twelve months.  The long-term portion of the working capital revolving credit facility was $150.0 million at both March 31, 2019 and December 31, 2018, and the current portion was $219.5 million and $103.3 million at March 31, 2019 and December 31, 2018, respectively.  The increase in total borrowings under the working capital revolving credit facility of $116.2 million from December 31, 2018 was primarily due to an increase in prices.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2019, the Partnership had total borrowings outstanding under the Credit Agreement of $586.5 million, including $217.0 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $70.2 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $643.3 million and $770.7 million at March 31, 2019 and December 31, 2018, respectively.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at March 31, 2019.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Please read Note 7 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on the Credit Agreement.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Borrowings from working capital revolving credit facility	$445,800	$508,800
Payments on working capital revolving credit facility	(329,600)	(383,800)
Net borrowings from working capital revolving credit facility	$116,200	$125,000
Net payments on revolving credit facility	$(3,000)	$—

Senior Notes

The Partnership had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at March 31, 2019.  Please read Note 7 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on these senior notes.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million was recorded for each of the three months ended March 31, 2019 and 2018, which is included in interest expense in the accompanying consolidated statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.5 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively.  The financing obligation balance outstanding at March 31, 2019 was $87.4 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated.  The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for each of the three months ended March 31, 2019 and 2018.  The financing obligation balance outstanding at March 31, 2019 was $62.4 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership had unamortized deferred financing fees of $9.2 million and $10.5 million at March 31, 2019 and December 31, 2018, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $4.5 million and $5.5 million at March 31, 2019 and December 31, 2018, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $3.9 million and $4.2 million at March 31, 2019 and December 31, 2018, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.8 million at both March 31, 2019 and December 31, 2018.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense of approximately $1.3 million for each of the three months ended March 31, 2019 and 2018 is included in interest expense in the accompanying consolidated statements of operations.

Note 10.    Derivative Financial Instruments

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at March 31, 2019:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	52,212	Thousands of barrels
Short	(56,075)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	17,023	Thousands of barrels
Short	(8,218)	Thousands of barrels

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2019	2018
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(4,661)	$2,729

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$5,051	$(1,196)

Derivatives Not Accounted for as Hedges

The Partnership utilizes petroleum and ethanol commodity contracts and foreign currency derivatives to hedge price and currency risk in certain commodity inventories and physical forward contracts.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
Derivatives not designated as	Recognized in	March 31,
hedging instruments	Income on Derivatives	2019	2018
Commodity contracts	Cost of sales	$9,203	$1,832

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at March 31, 2019 and December 31, 2018 (in thousands):

		March 31, 2019
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$1,299	$22,271	$23,570
Forward derivative contracts (1)	Derivative assets	—	8,044	8,044
Total asset derivatives		$1,299	$30,315	$31,614

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(44,351)	$(44,351)
Forward derivative contracts (1)	Derivative liabilities	—	(12,916)	(12,916)
Total liability derivatives		$—	$(57,267)	$(57,267)

		December 31, 2018
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$5,121	$120,992	$126,113
Forward derivative contracts (1)	Derivative assets	—	26,390	26,390
Total asset derivatives		$5,121	$147,382	$152,503

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(42,496)	$(42,496)
Forward derivative contracts (1)	Derivative liabilities	—	(4,494)	(4,494)
Total liability derivatives		$—	$(46,990)	$(46,990)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value at March 31, 2019
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$7,697	$347	$—	$8,044
Exchange-traded/cleared derivative instruments (2)	(20,781)	—	—	40,724	19,943
Pension plans	17,267	—	—	—	17,267
Total assets	$(3,514)	$7,697	$347	$40,724	$45,254

Liabilities:
Forward derivative contracts (1)	$—	$(12,842)	$(74)	$—	$(12,916)

	Fair Value at December 31, 2018
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$24,183	$886	$—	$25,069
Swap agreements and options	—	1,321	—	—	1,321
Exchange-traded/cleared derivative instruments (2)	83,617	—	—	(68,851)	14,766
Pension plans	15,800	—	—	—	15,800
Total assets	$99,417	$25,504	$886	$(68,851)	$56,956

Liabilities:
Forward derivative contracts (1)	$—	$(3,878)	$(616)	$—	$(4,494)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

The carrying value of the inventory qualifying for fair value hedge accounting approximates fair value due to adjustments for changes in fair value of the hedged item.  The fair values of the derivatives used by the Partnership are disclosed in Note 10.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

which are considered Level 2 inputs.  The fair values of the 6.25% senior notes and 7.00% senior notes, estimated by observing market trading prices of the 6.25% senior notes and 7.00% senior notes, respectively, were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% senior notes	$375,000	$371,250	$375,000	$363,750
7.00% senior notes	$300,000	$296,250	$300,000	$294,000

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs for crude oil were ($5.80) to ($1.80) per barrel and ($3.25) to $2.00 per barrel as of March 31, 2019 and December 31, 2018, respectively.  The estimates for these inputs for propane were $0.84 to $6.72 per barrel and $0.02 to $0.25 per barrel as of March 31, 2019 and December 31, 2018, respectively.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 10.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at March 31, 2019 (in thousands):

Fair value at December 31, 2018	$270
Derivatives entered into during the period	(48)
Derivatives sold during the period	307
Realized gains (losses) recorded in cost of sales	(250)
Unrealized gains (losses) recorded in cost of sales	(6)
Fair value at March 31, 2019	$273

The Partnership’s policy is to recognize transfers between levels with the fair value hierarchy as of the beginning of the reporting period.  The Partnership also excludes any activity for derivative instruments that were not classified as Level 3 at either the beginning or end of the reporting period.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment.  For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 8 for a discussion of the Partnership’s assets held for sale and Note 17 for acquired assets and liabilities measured on a non-recurring basis.

Note 12.    Environmental Liabilities and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2019 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	March 31,
Environmental Liability Related to:	2018	2019	2019	2019	2019
Retail gasoline stations	$59,133	$(456)	$(450)	$332	$58,559
Terminals	4,091	(184)	—	—	3,907
Total environmental liabilities	$63,224	$(640)	$(450)	$332	$62,466
Current portion	$6,092				$6,092
Long-term portion	57,132				56,374
Total environmental liabilities	$63,224				$62,466

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period.

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was $0.3 million and $0.6 million at March 31, 2019 and December 31, 2018, respectively.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments were $0.2 million at March 31, 2019.  Total losses from firm non-cancellable commitments were immaterial at December 31, 2018.

Note 13.    Related Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice.  As of March 31, 2019, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including bonus, payroll and payroll taxes, were $29.2 million and $26.6 million for the three months ended March 31, 2019 and 2018, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from GPC and the General Partner (in thousands):

	March 31,	December 31,
	2019	2018
Receivables from GPC	$41	$23
Receivables from the General Partner (1)	4,832	5,412
Total	$4,873	$5,435

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

In addition, the Partnership paid certain costs in connection with a compensation funding agreement with the General Partner.  See Note 14, “Long-Term Incentive Plan–Repurchase Program.”

Note 14.    Long-Term Incentive Plan

The Partnership has a Long-Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP.  The LTIP provides for awards to employees,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership.  The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards.  Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements.  Please read Note 16 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on the LTIP.

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested phantom units at December 31, 2018	730,141	13.57
Vested	(3,796)	26.38
Outstanding non—vested phantom units at March 31, 2019	726,345	13.50

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $0.8 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at March 31, 2019 was approximately $4.2 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were purchased during the three months ended March 31, 2019.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement.  The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement.  In accordance with the Agreement, the Partnership paid members of the General Partner $0.3 million and $0.4 million in the aggregate for the three months ended March 31, 2019 and 2018, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At March 31, 2019 there were 33,995,563 common units issued, including 7,433,901 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.  There have been no changes to common units or the general partner interest during the three months ended March 31, 2019 and 2018.

Series A Preferred Units

On August 7, 2018, the Partnership issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”), for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three months ended March 31, 2019.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distribution to common unitholders during 2019 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2019	12/31/18	$0.5000	$16,998	$115	$202	$17,315

In addition, on April 29, 2019, the board of directors of the General Partner declared a quarterly cash distribution of $0.51 per unit ($2.04 per unit on an annualized basis) on all of its outstanding common units for the period from January 1, 2019 through March 31, 2019.  On May 15, 2019, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 10, 2019.

Series A Preferred Units

Distributions on the Series A Preferred Units are cumulative from August 7, 2018, the original issue date of the Series A Preferred Units, and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2018 (each, a “Distribution Payment Date”), to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose.  Distributions on the Series A Preferred Units will be paid out of Available Cash with respect to the quarter immediately preceding the applicable Distribution Payment Date.

The Partnership paid the following cash distribution on the Series A Preferred Units during 2019 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/15/2019	11/15/18 - 2/14/19	$0.609375	$1,682

In addition, on April 19, 2019, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from February 15, 2019 through May 14, 2019.  This distribution will be payable on May 15, 2019 to holders of record as of the opening of business on May 1, 2019.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,005,705	$773,370
Crude oil (1)	13,993	31,435
Other oils and related products (2)	689,508	749,027
Total	$1,709,206	$1,553,832
Product margin
Gasoline and gasoline blendstocks	$26,990	$25,387
Crude oil (1)	(6,226)	5,073
Other oils and related products (2)	14,080	16,687
Total	$34,844	$47,147
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$830,172	$892,299
Station operations (3)	104,659	87,605
Total	$934,831	$979,904
Product margin
Gasoline	$87,425	$70,145
Station operations (3)	50,960	43,534
Total	$138,385	$113,679
Commercial Segment:
Sales	$335,589	$269,155
Product margin	$6,458	$5,237
Combined sales and Product margin:
Sales	$2,979,626	$2,802,891
Product margin (4)	$179,687	$166,063
Depreciation allocated to cost of sales	(22,843)	(21,733)
Combined gross profit	$156,844	$144,330

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 111 million gallons and 114 million gallons of the GDSO segment’s sales for the three months ended March 31, 2019 and 2018, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment.  The Commercial segment’s sales were predominantly sourced by the Wholesale segment.  These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Combined gross profit	$156,844	$144,330
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	41,090	39,366
Operating expenses	82,944	74,049
Gain on trustee taxes	—	(52,627)
Lease exit and termination gain	(493)	—
Amortization expense	2,976	2,468
Net loss on sale and disposition of assets	553	1,867
Total operating costs and expenses	127,070	65,123
Operating income	29,774	79,207
Interest expense	(22,956)	(21,445)
Income tax (expense) benefit	(24)	913
Net income	6,794	58,675
Net loss attributable to noncontrolling interest	332	367
Net income attributable to Global Partners LP	$7,126	$59,042

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three months ended March 31, 2019 and 2018.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2019 and December 31, 2018 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
March 31, 2019	$801,118	$—	$1,617,438	$427,434	$2,845,990
December 31, 2018	$615,795	$—	$1,415,501	$392,995	$2,424,291

The increase in total assets from December 31, 2018 is largely due to the adoption of ASC 842 and the associated recording of $312.4 million in right of use assets.

Note 17.    Business Combination

2018 Acquisition

Acquisition from Champlain Oil Company, Inc.—On July 17, 2018, the Partnership acquired retail fuel and convenience store assets from Champlain Oil Company, Inc. (“Champlain”) in a cash transaction.  The acquisition included 37 company-operated gasoline stations with Jiffy Mart-branded convenience stores in Vermont and New Hampshire and approximately 24 fuel sites that were either owned or leased, including lessee dealer and commission agent locations.  The transaction also included fuel supply agreements for approximately 65 gasoline stations, primarily in Vermont and New Hampshire.  The stations primarily market major fuel brands such as Mobil, Shell, Citgo, Sunoco

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and Irving.  The purchase price was approximately $138.2 million, including inventory.  The acquisition was financed with borrowings under the Partnership’s revolving credit facility.

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

The Partnership’s third-party valuation firm considered the income, market and cost approaches in estimating the fair value of the property and equipment and intangible assets.  The market and cost approaches were used to value the property and equipment based on the underlying asset class components of the property and equipment.  The income approach was used to value the dealer supply contracts, in-place leases and franchise rights.

The purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based on the valuation from the Partnership’s third-party valuation firm.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill and assigned to the GDSO reporting unit.  The $18.5 million of goodwill was recognized as the transaction expanded the Partnership’s retail portfolio and geographic footprint in New England and provides additional volume to the Partnership’s terminals in New York and Vermont.  The goodwill is expected to be tax deductible.  The operations of Champlain have been integrated into the GDSO reporting segment.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership amortizes these intangible assets over their estimated useful lives which is consistent with the estimated undiscounted future cash flows of these assets.

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts, in-place leases and franchise rights that are being amortized between one and ten years.  Amortization expense related to these intangible assets was $0.6 million for the three months ended March 31, 2019.

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

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes.  A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results.  The Partnership concluded, based on an evaluation of future operating results and reversal of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

existing taxable temporary differences, that a portion of these assets will not be realized in a future period.  The valuation allowance increased by approximately $0.1 million for the three months ended March 31, 2019.

The Partnership computed its tax provision for the three months ended March 31, 2019 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate.  Given a reliable estimate of the annual effective tax rate cannot be made, the Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three months ended March 31, 2019.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established.  The Partnership had gross-tax effected unrecognized tax benefits of $1.0 million at both March 31, 2019 and December 31, 2018, of which all would favorably impact the effective tax rate if recognized.  The Partnership anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.0 million in the next twelve months, as a result of closure of various statutes of limitations.

GMG files income tax returns in the United States and various state jurisdictions.  With few exceptions, the Partnership is subject to income tax examination by tax authorities for all years dated back to 2015.

Note 19.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

Three Months Ended March 31, 2019	Pension Plan	Derivatives	Total
Balance at December 31, 2018	$(5,258)	$(2)	$(5,260)
Other comprehensive income before reclassifications of gain (loss)	1,714	—	1,714
Amount of (loss) gain reclassified from accumulated other comprehensive income	30	—	30
Total comprehensive income	1,744	—	1,744
Balance at March 31, 2019	$(3,514)	$(2)	$(3,516)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

compliance with the NON has been achieved, and implementation of the plan will have no material impact on its operations.

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  The Partnership met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation modifying the allegations of violations of the terminal’s Air Emissions License.  The Partnership has entered into a consent decree (the “Consent Decree”) with the EPA and the United States Department of Justice, which was filed in the U.S. District Court for the District of Maine (the “Court”) on March 25, 2019. Final approval of the Consent Decree by the Court is currently pending.

Note 21.    New Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Partnership’s consolidated financial statements, from those disclosed in the Partnership’s 2018 Annual Report on Form 10-K, except for the following:

Accounting Standards or Updates Recently Adopted

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging:  Targeted Improvements to Accounting for Hedging Activities.”  This standard expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness.  The Partnership adopted this standard on January 1, 2019 with no material impact on the Partnership’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” and has modified the standard thereafter through a series of amendments, now codified as ASC 842.  ASC 842 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting, however lessor accounting under the new standard is substantially unchanged.  The Partnership adopted this standard on January 1, 2019 using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented.  The Partnership has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Partnership to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption.  The Partnership made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet.  The Partnership has conducted analyses, conducted detailed contract reviews, considered expanded disclosure requirements, assessed internal control impacts and implemented a new lease accounting system as part of evaluating the impacts of ASU 2016-02 and adopting the accounting guidance.  See Note 2 for additional information.

Note 22.    Subsequent Events

Distribution to Common Unitholders—On April 29, 2019, the board of directors of the General Partner declared a quarterly cash distribution of $0.51 per unit ($2.04 per unit on an annualized basis) for the period from January 1, 2019 through March 31, 2019.  On May 15, 2019, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 10, 2019.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distribution to Preferred Unitholders—On April 19, 2019, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit on the Series A Preferred Units, covering the period from February 15, 2019 through May 14, 2019.  This distribution will be payable on May 15, 2019 to holders of record as of the opening of business on May 1, 2019.

Amended Credit Agreement— On April 19, 2019, the Partnership and certain of its subsidiaries entered into the third amendment to third amended and restated credit agreement which, among other things, extended the maturity date from April 30, 2020 to April 29, 2022 and reduced by 0.25% the applicable rate under the existing revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit.

Note 23.    Supplemental Guarantor Condensed Consolidating Financial Statements

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2019 and December 31, 2018, the Condensed Consolidating Statements of Operations for the three months ended March 31, 2019 and 2018 and the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2019 and 2018 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,153	$485	$—	$8,638
Accounts receivable, net	403,419	127	130	403,676
Accounts receivable - affiliates	4,873	130	(130)	4,873
Inventories	464,866	—	—	464,866
Brokerage margin deposits	19,943	—	—	19,943
Derivative assets	8,044	—	—	8,044
Prepaid expenses and other current assets	98,939	205	—	99,144
Total current assets	1,008,237	947	—	1,009,184
Property and equipment, net	1,110,046	3,130	—	1,113,176
Right of use assets, net	312,346	86	—	312,432
Intangible assets, net	55,220	—	—	55,220
Goodwill	326,486	—	—	326,486
Other assets	29,492	—	—	29,492
Total assets	$2,841,827	$4,163	$—	$2,845,990

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$343,131	$67	$—	$343,198
Accounts payable - affiliates	(34)	34	—	—
Working capital revolving credit facility - current portion	219,500	—	—	219,500
Lease liability—current portion	69,760	17	—	69,777
Environmental liabilities - current portion	6,092	—	—	6,092
Trustee taxes payable	39,458	—	—	39,458
Accrued expenses and other current liabilities	89,144	84	—	89,228
Derivative liabilities	12,916	—	—	12,916
Total current liabilities	779,967	202	—	780,169
Working capital revolving credit facility - less current portion	150,000	—	—	150,000
Revolving credit facility	217,000	—	—	217,000
Senior notes	665,138	—	—	665,138
Long-term lease liability—less current portion	252,404	60	—	252,464
Environmental liabilities - less current portion	56,374	—	—	56,374
Financing obligations	149,860	—	—	149,860
Deferred tax liabilities	42,677	—	—	42,677
Other long-term liabilities	42,786	—	—	42,786
Total liabilities	2,356,206	262	—	2,356,468

Partners' equity
Global Partners LP equity	485,621	2,370	—	487,991
Noncontrolling interest	—	1,531	—	1,531
Total partners' equity	485,621	3,901	—	489,522
Total liabilities and partners' equity	$2,841,827	$4,163	$—	$2,845,990

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

Liabilities and partners' equity
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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$2,979,363	$365	$(102)	$2,979,626
Cost of sales	2,822,200	684	(102)	2,822,782
Gross profit (loss)	157,163	(319)	—	156,844
Costs and operating expenses:
Selling, general and administrative expenses	40,992	98	—	41,090
Operating expenses	82,529	415	—	82,944
Lease exit and termination gain	(493)	—	—	(493)
Amortization expense	2,976	—	—	2,976
Net loss on sale and disposition of assets	553	—	—	553
Total costs and operating expenses	126,557	513	—	127,070
Operating income (loss)	30,606	(832)	—	29,774
Interest expense	(22,956)	—	—	(22,956)
Income (loss) before income tax expense	7,650	(832)	—	6,818
Income tax expense	(24)	—	—	(24)
Net income (loss)	7,626	(832)	—	6,794
Net loss attributable to noncontrolling interest	—	332	—	332
Net income (loss) attributable to Global Partners LP	7,626	(500)	—	7,126
Less: General partners' interest in net income, including incentive distribution rights	304	—	—	304
Less: Series A preferred limited partner interest in net income	1,682	—	—	1,682
Net income (loss) attributable to common limited partners	$5,640	$(500)	$—	$5,140

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$2,802,584	$392	$(85)	$2,802,891
Cost of sales	2,657,810	836	(85)	2,658,561
Gross profit	144,774	(444)	—	144,330
Costs and operating expenses:
Selling, general and administrative expenses	39,274	92	—	39,366
Operating expenses	73,667	382	—	74,049
Gain on trustee taxes	(52,627)	—	—	(52,627)
Amortization expense	2,468	—	—	2,468
Net loss on sale and disposition of assets	1,867	—	—	1,867
Total costs and operating expenses	64,649	474	—	65,123
Operating income (loss)	80,125	(918)	—	79,207
Interest expense	(21,445)	—	—	(21,445)
Income (loss) before income tax benefit	58,680	(918)	—	57,762
Income tax benefit	913	—	—	913
Net income (loss)	59,593	(918)	—	58,675
Net loss attributable to noncontrolling interest	—	367	—	367
Net income (loss) attributable to Global Partners LP	59,593	(551)	—	59,042
Less: General partners' interest in net income, including incentive distribution rights	396	—	—	396
Net income (loss) attributable to common limited partners	$59,197	$(551)	$—	$58,646

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Three Months Ended March 31, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(86,451)	$(586)	$(87,037)

Cash flows from investing activities
Capital expenditures	(10,229)	—	(10,229)
Seller note issuances	(640)	—	(640)
Proceeds from sale of property and equipment	4,228	—	4,228
Net cash used in investing activities	(6,641)	—	(6,641)

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	116,200	—	116,200
Net payments on revolving credit facility	(3,000)	—	(3,000)
LTIP units withheld for tax obligations	(8)	—	(8)
Distributions to limited partners and general partner	(18,997)	—	(18,997)
Net cash provided by financing activities	94,195	—	94,195

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	1,103	(586)	517
Cash and cash equivalents at beginning of period	7,050	1,071	8,121
Cash and cash equivalents at end of period	$8,153	$485	$8,638

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Three Months Ended March 31, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(103,500)	$(214)	$(103,714)

Cash flows from investing activities
Capital expenditures	(9,557)	—	(9,557)
Proceeds from sale of property and equipment	800	—	800
Net cash used in investing activities	(8,757)	—	(8,757)

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	125,000	—	125,000
Distributions to limited partners and general partner	(15,694)	—	(15,694)
Net cash provided by financing activities	109,306	—	109,306

Cash and cash equivalents
Decrease in cash and cash equivalents	(2,951)	(214)	(3,165)
Cash and cash equivalents at beginning of period	13,035	1,823	14,858
Cash and cash equivalents at end of period	$10,084	$1,609	$11,693

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

General

We are a master limited partnership formed in March 2005.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores.  As of March 31, 2019, we had a portfolio of 1,578 owned, leased and/or supplied gasoline stations, including 296 directly operated convenience stores, primarily in the Northeast.  We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $2.9 billion of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane for the three months ended March 31, 2019.  In addition, we had other revenues of approximately $0.1 billion for the three months ended March 31, 2019 from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2019 Event

Amended Credit Agreement— On April 19, 2019, we entered into the third amendment to third amended and restated credit agreement which, among other things, extended the maturity date from April 30, 2020 to April 29, 2022 and reduced by 0.25% the applicable rate under the existing revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit.  See Note 9 for additional information.

2018 Events

Series A Preferred Unit Offering—On August 7, 2018, we issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit in an offering registered under the Securities Act of 1933.  We used the proceeds, net of underwriting discount and expenses, of $66.4 million to reduce indebtedness under our credit agreement.  See Note 15 of Notes to Consolidated Financial Statements for additional information.

Acquisition from Cheshire Oil Company, LLC—On July 24, 2018, we acquired the assets of ten company-operated gasoline stations and convenience stores from New Hampshire-based Cheshire Oil Company, LLC (“Cheshire”) for approximately $33.4 million, including inventory.  The portfolio consisted of nine stores in New Hampshire and one in Brattleboro, Vermont.  All of the locations are branded T-Bird Mini Marts and market Citgo fuel.

Acquisition from Champlain Oil Company, Inc.—On July 17, 2018, we acquired retail fuel and convenience store assets from Vermont-based Champlain Oil Company, Inc. (“Champlain”) for approximately $138.2 million, including inventory.  The acquisition included 37 company-operated gasoline stations with Jiffy Mart-branded convenience stores in Vermont and New Hampshire and approximately 24 fuel sites that were either owned or leased, including lessee dealer and commission agent locations.  The transaction also included fuel supply agreements for approximately 65 gasoline stations, primarily in Vermont and New Hampshire.  See Note 17 of Notes to Consolidated Financial Statements for additional information.

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, we recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required.  The recognition of this one-time income item, which is included in gain on trustee taxes in the accompanying consolidated statements of operations for the three months ended March 31, 2018, did not impact cash flows from operations for the three months ended March 31, 2018 or for the year ended December 31, 2018.

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

As of March 31, 2019, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	296
Commissioned agents	254
Lessee dealers	230
Contract dealers	798
Total	1,578

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

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance.  These measurements include:  (1) product margin, (2) gross profit, (3) earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, (4) distributable cash flow, (5) selling, general and administrative expenses (“SG&A”), (6) operating expenses, and (7) degree days.

Product Margin

We view product margin as an important performance measure of the core profitability of our operations.  We review product margin monthly for consistency and trend analysis.  We define product margin as our product sales minus product costs.  Product sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels, crude oil and propane, as well as convenience store sales, gasoline station rental income and revenue generated from our logistics activities when we engage in the storage, transloading and shipment of products owned by others.  Product costs primarily include the cost of acquiring products and all associated costs including shipping and handling costs to bring such products to the point of sale as well as product costs related to convenience store items and costs associated with our logistics activities.  We also look at product margin on a per unit basis (product margin divided by volume).  Product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our businesses.  Product margin should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our product margin may not be comparable to product margin or a similarly titled measure of other companies.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net income attributable to Global Partners LP	$7,126	$59,042
EBITDA (1)(2)	$58,041	$105,693
Adjusted EBITDA (1)(2)	$58,594	$107,560
Distributable cash flow (3)(4)	$27,760	$79,770
Wholesale Segment:
Volume (gallons)	1,007,900	880,258
Sales
Gasoline and gasoline blendstocks	$1,005,705	$773,370
Crude oil (5)	13,993	31,435
Other oils and related products (6)	689,508	749,027
Total	$1,709,206	$1,553,832
Product margin
Gasoline and gasoline blendstocks	$26,990	$25,387
Crude oil (5)	(6,226)	5,073
Other oils and related products (6)	14,080	16,687
Total	$34,844	$47,147
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	379,734	362,459
Sales
Gasoline	$830,172	$892,299
Station operations (7)	104,659	87,605
Total	$934,831	$979,904
Product margin
Gasoline	$87,425	$70,145
Station operations (7)	50,960	43,534
Total	$138,385	$113,679
Commercial Segment:
Volume (gallons)	191,506	144,183
Sales	$335,589	$269,155
Product margin	$6,458	$5,237
Combined sales and product margin:
Sales	$2,979,626	$2,802,891
Product margin (8)	$179,687	$166,063
Depreciation allocated to cost of sales	(22,843)	(21,733)
Combined gross profit	$156,844	$144,330

GDSO portfolio as of March 31, 2019 and 2018:	2019	2018
Company operated	296	260
Commissioned agents	254	266
Lessee dealers	230	228
Contract dealers	798	691
Total GDSO portfolio	1,578	1,445

	Three Months Ended
	March 31,
	2019	2018
Weather conditions:
Normal heating degree days	2,870	2,870
Actual heating degree days	2,724	2,721
Variance from normal heating degree days	(5)%	(5)%
Variance from prior period actual heating degree days	—%	2%

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

EBITDA and Adjusted EBITDA for the three months ended March 31, 2018 include a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see “Note 1 of Notes to Consolidated Financial Statements for additional information).

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

(4)

Distributable cash flow includes a net loss on sale and disposition of assets of $0.5 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.  Excluding the loss on sale and disposition of assets, distributable cash flow would have been $28.3 million and $81.6 million for the three months ended March 31, 2019 and 2018, respectively.  For the three months ended March 31, 2018, distributable cash flow includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit.

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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$6,794	$58,675
Net loss attributable to noncontrolling interest	332	367
Net income attributable to Global Partners LP	7,126	59,042
Depreciation and amortization, excluding the impact of noncontrolling interest	27,935	26,119
Interest expense, excluding the impact of noncontrolling interest	22,956	21,445
Income tax expense (benefit)	24	(913)
EBITDA (1)	58,041	105,693
Net loss on sale and disposition of assets	553	1,867
Adjusted EBITDA (1)	$58,594	$107,560

Reconciliation of net cash used in operating activities to EBITDA and Adjusted EBITDA:
Net cash used in operating activities	$(87,037)	$(103,714)
Net changes in operating assets and liabilities and certain non-cash items	122,036	188,871
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	62	4
Interest expense, excluding the impact of noncontrolling interest	22,956	21,445
Income tax expense (benefit)	24	(913)
EBITDA (1)	58,041	105,693
Net loss on sale and disposition of assets	553	1,867
Adjusted EBITDA (1)	$58,594	$107,560

(1)

EBITDA and Adjusted EBITDA for the three months ended March 31, 2018 include a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 1 of Notes to Consolidated Financial Statements for additional information).

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Reconciliation of net income (loss) to distributable cash flow:
Net income	$6,794	$58,675
Net loss attributable to noncontrolling interest	332	367
Net income attributable to Global Partners LP	7,126	59,042
Depreciation and amortization, excluding the impact of noncontrolling interest	27,935	26,119
Amortization of deferred financing fees and senior notes discount	1,727	1,713
Amortization of routine bank refinancing fees	(1,022)	(1,022)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(8,006)	(6,082)
Distributable cash flow (1)(2)	27,760	79,770
Distributions to Series A preferred unitholders (3)	(1,682)	—
Distributable cash flow after distributions to Series A preferred unitholders	$26,078	$79,770

Reconciliation of net cash used in operating activities to distributable cash flow:
Net cash used in operating activities	$(87,037)	$(103,714)
Net changes in operating assets and liabilities and certain non-cash items	122,036	188,871
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	62	4
Amortization of deferred financing fees and senior notes discount	1,727	1,713
Amortization of routine bank refinancing fees	(1,022)	(1,022)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(8,006)	(6,082)
Distributable cash flow (1)(2)	27,760	79,770
Distributions to Series A preferred unitholders (3)	(1,682)	—
Distributable cash flow after distributions to Series A preferred unitholders	$26,078	$79,770

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.

(2)

Distributable cash flow includes a net loss on sale and disposition of assets of $0.5 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.  Excluding the loss on sale and disposition of assets, distributable cash flow would have been $28.3 million and $81.6 million for the three months ended March 31, 2019 and 2018, respectively.  For the three months ended March 31, 2018, distributable cash flow includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit.  (see Note 1 of Notes to Consolidated Financial Statements for additional information).

(3)

Distributions to Series A preferred unitholders represent the distributions earned by the preferred unitholders during the period.  Distributions on the Series A Preferred Units are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2018.

Consolidated Sales

Our total sales were $3.0 billion and $2.8 billion for the three months ended March 31, 2019 and 2018, respectively, an increase of $0.2 billion, or 7%, due to an increase in volume sold due in part to the acquisitions of Champlain and Cheshire in July 2018 (collectively our “Recent Acquisitions”) in our GDSO segment.  Our aggregate volume of product sold was 1.6 billion gallons and 1.4 billion gallons for the three months ended March 31, 2019 and 2018, respectively, an increase of 0.2 billion gallons.  The increase in volume sold includes increases of 128 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks offset by a decline in distillates, 47 million gallons in our Commercial segment and 17 million gallons in our GDSO segment.

Gross Profit

Our gross profit was $156.8 million and $144.3 million for three months ended March 31, 2019 and 2018, respectively, an increase of $12.5 million, or 9%, primarily due to higher fuel margins (cents per gallon) and the Recent Acquisitions.  The increase in gross profit was offset by a decline in crude oil product margin in our Wholesale segment, primarily due to revenue recognized in the first quarter of 2018 related to a take-or-pay contract with one particular customer which was not recognized for the same period in 2019 as that contract expired in June 2018.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $1.0 billion and $0.8 billion for the three months ended March 31, 2019 and 2018, respectively, an increase of $0.2 billion, or 30%, due to an increase in volume sold.  Our gasoline and gasoline blendstocks product margin was $27.0 million and $25.4 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $1.6 million, or 6%, primarily due to more favorable market conditions in gasoline, partially offset by less favorable market conditions in gasoline blendstocks.

Crude Oil.  Crude oil sales and logistics revenues were $14.0 million and $31.4 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $17.4 million, or 55%, due to the decrease in take-or pay contract revenue and to a decrease in prices.  Our crude oil product margin was ($6.2 million) and $5.1 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $11.3 million, or 222%.  Our product margin for the first quarter of 2018 was positively impacted by $10.7 million in revenue recognized related to a take-or-pay contract with one particular customer which was not recognized for the same period in 2019 as that contract expired in June 2018.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.7 billion for each of the three months ended March 31, 2019 and 2018, decreasing $59.5 million or 8%, primarily due to a decrease in volume sold.  Our product margin from other oils and related products was $14.1 million and $16.7 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $2.6 million, or 16%, primarily due to less favorable market conditions in distillates.  Warmer-than-normal temperatures in each of the first quarters of 2019 and 2018 negatively impacted our product margin in other oils and related products.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $0.8 billion and $0.9 billion for the three months ended March 31, 2019 and 2018, respectively, decreasing $62.1 million or 7%, due to a decrease in prices.  Our product margin from gasoline distribution was $87.4 million and $70.1 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $17.3 million, or 25%, primarily due to higher fuel margins (cents per gallon) and to the Recent Acquisitions.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $0.1 billion for each of the three months ended March 31, 2019 and 2018, increasing $17.1 million, or 20%.

Our product margin from station operations was $51.0 million and $43.5 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $7.5 million, or 17%, primarily due to our Recent Acquisitions.

Results for Commercial Segment

Our commercial sales were $0.4 billion and $0.3 billion for the three months ended March 31, 2019 and 2018, respectively, increasing $66.4 million, or 25%, due to an increase in volume sold.  Our commercial product margin was $6.4 million and $5.2 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $1.2 million, or 23%, primarily due to an increase in bunkering activity.

Selling, General and Administrative Expenses

SG&A expenses were $41.1 million and $39.4 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $1.7 million, or 4%, including an increase of $2.2 million in wages and benefits in part to support our GDSO business and $0.4 million in license fees, partially offset by a decrease of $0.9 million in various other SG&A expenses

Operating Expenses

Operating expenses were $82.9 million and $74.0 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $8.9 million, or 12%, primarily due to an increase of $9.3 million associated with our GDSO operations, largely due to our Recent Acquisitions, offset by a $0.4 million decrease in operating expenses associated with our terminal operations.

Gain on Trustee Taxes

During the three months ended March 31, 2018, we recognized a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required.

Lease Exit and Termination Gain

During the three months ended March 31, 2019, we were released from certain of our obligations to provide future railcar storage, freight, insurance and other services for railcars under a fleet management services agreement associated with our 2016 voluntary termination of a railcar sublease.  The release of certain obligations resulted in a $0.5 million reduction of the remaining accrued incremental costs, which benefit is included in lease exit and termination gain in the accompanying statements of operations for the three months ended March 31, 2019.

Amortization Expense

Amortization expense related to intangible assets was $3.0 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $0.5 million, primarily due to the intangibles acquired from Champlain.

Net Loss on Sale and Disposition of Assets

Net loss on sale and disposition of assets was $0.5 million and $1.9 million for three months ended March 31, 2019 and 2018, respectively, primarily due to the sale of GDSO sites.

Interest Expense

Interest expense was $22.9 million and $21.4 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $1.5 million, or 7%, primarily due to higher average balances on our credit facilities and to higher interest rates.

Income Tax (Expense) Benefit

Income tax expense was immaterial for the three months ended March 31, 2019, and income tax benefit was $0.9 million for the three months ended March 31, 2018.  The income tax (expense) benefit recognized primarily reflects the income tax (expense) benefit from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to the noncontrolling interest was $0.3 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively, which represents the 40% noncontrolling ownership of the net loss reported.

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

Working capital was $229.0 million and $292.2 million at March 31, 2019 and December 31, 2018, respectively, a decrease of $63.2 million, primarily due to increases of $116.2 million in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year, $69.8 million in the current portion of our lease liability related to the adoption of ASC 842 (see Note 2 of Notes to Consolidated Financial Statements) and $34.2 million in accounts payable due to an increase in prices, for a total decrease in working capital of $220.2 million.  The decrease in working capital was offset by increases of $68.9 million and $78.4 million in accounts receivable and inventories, respectively, primarily due to an increase in prices.

Cash Distributions

Common Units

During 2019, we paid the following cash distribution to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2019	$17.3 million	Fourth quarter 2018

In addition, on April 29, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.51 per unit ($2.04 per unit on an annualized basis) on all of our outstanding common units for the period from January 1, 2019 through March 31, 2019 to our common unitholders of record as of the close of business May 10, 2019.  We expect to pay the total cash distribution of approximately $17.7 million on May 15, 2019.

Preferred Units

During 2019, we paid the following cash distribution to holders of the Series A Preferred Units:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Covering
February 15, 2019	$1.7 million	November 15, 2018 - February 14, 2019

In addition, on April 19, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on our Series A Preferred Units for the period from February 15, 2019 through May 14, 2019 to our preferred unitholders of record as of the opening of business on May 1, 2019.  We expect to pay the total cash distribution of approximately $1.7 million on May 15, 2019.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at March 31, 2019 were as follows (in thousands):

	Payments Due by Period
	Remainder of				2023 and
Contractual Obligations	2019	2020	2021	2022	Thereafter	Total
Credit facility obligations (1)	$240,242	$372,768	$—	$—	$—	$613,010
Senior notes obligations (2)	33,328	44,438	44,438	407,719	310,500	840,423
Operating lease obligations (3)	68,772	69,795	59,944	47,153	135,137	380,801
Other long-term liabilities (4)	22,969	26,418	24,078	20,826	60,315	154,606
Financing obligations (5)	11,107	15,094	15,426	15,766	121,177	178,570
Total	$376,418	$528,513	$143,886	$491,464	$627,129	$2,167,410

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2019 and assumes a ratable payment through the expiration date.  At March 31, 2019, our credit agreement had a contractual maturity of April 30, 2020 and no principal payments were required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

(2)

Includes principal and interest on our senior notes.  No principal payments are required prior to maturity.  The increase in 2022 is due to our 6.25% senior notes maturing in July 2022.  See Note 7 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on our senior notes.

(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and dedicated storage facilities, gasoline stations, railcars and barges.
(4)

Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements, natural gas transportation and reservation agreements, access right agreements and our pension and deferred compensation obligations.

(5)

Includes lease rental payments in connection with (i) the acquisition of Capitol related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets at 30 gasoline stations and convenience stores.  These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation.  See Note 9 of Notes to Consolidated Financial Statement for additional information.

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

We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $8.0 million and $6.1 million in maintenance capital expenditures for the three months ended March 31, 2019 and 2018, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $7.4 million and $5.7 million for the three months ended March 31, 2019 and 2018, respectively, are related to our investments in our gasoline station business.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $2.2 million and $3.5 million in expansion capital expenditures, for the three months ended March 31, 2019 and 2018, respectively, primarily related to investments in our gasoline station business.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash used in operating activities	$(87,037)	$(103,714)
Net cash used in investing activities	$(6,641)	$(8,757)
Net cash provided by financing activities	$94,195	$109,306

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash used in operating activities was $87.0 million and $103.7 million for the three months ended March 31, 2019 and 2018, respectively, for a period-over-period increase in cash flow from operating activities of $16.7 million.  For the three months ended March 31, 2018, cash flow from operating activities was not impacted by the non-cash gain of $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit.  This gain was included in net income and offset by the corresponding decrease in the liability (see Note 1 of

Notes to Consolidated Financial Statements). The primary drivers of the changes in operating activities include the following (in thousands):

	Three Months Ended		Period over
	March 31,		Period
	2019	2018	Change
Increase in accounts receivable	$(69,108)	$(706)	$(68,402)
Increase in inventories	$(78,578)	$(42,287)	$(36,291)
Increase (decrease) in accounts payable	$34,219	$(41,614)	$75,833

For the three months ended March 31, 2019, the increase in accounts receivable, inventories and accounts payable was primarily due to an increase in prices.  The increase in operating cash flow was also impacted by the year-over-year change in derivatives of $34.0 million due to market direction and trustee taxes of $16.6 million.

For the three months ended March 31, 2018, the increase in inventories is primarily due to carrying higher levels of gasoline and gasoline blendstocks volume and to an increase in prices.  The decrease in accounts payable is primarily due to the change in activity as we exited the heating season.

Investing Activities

Net cash used in investing activities was $6.6 million for the three months ended March 31, 2019 and included $8.0 million in maintenance capital expenditures, $2.2 million in expansion capital expenditures and $0.6 million in seller note issuances, offset by $4.2 million in proceeds from the sale of property and equipment.  The seller note issuances represent notes we received from buyers in connection with the sale of certain of our gasoline stations.

Net cash used in investing activities was $8.8 million for the three months ended March 31, 2018 and included $6.1 million in maintenance capital expenditures and $3.5 million in expansion capital expenditures, offset by $0.8 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the three months ended March 31, 2019 and 2018.

Financing Activities

Net cash provided by financing activities was $94.2 million for the three months ended March 31, 2019 and primarily included $116.2 million in net borrowing from our working capital revolving credit facility, offset by $19.0 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner and $3.0 million in net payments on our revolving credit facility.

Net cash provided by financing activities was $109.3 million for the three months ended March 31, 2018 and included $125.0 million in net borrowing from our working capital revolving credit facility, offset by $15.7 million in cash distributions to our common unitholders and our general partner.

See Note 9 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.3 billion senior secured credit facility. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  On April 19, 2019, we entered into the third amendment to third amended and restated credit agreement which, among other things, extended the maturity date to April 29, 2022 from April 30, 2020 and reduced by 0.25% the applicable rate under the revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit.  All other material terms of the credit agreement remain substantially the same as disclosed in Note 7 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

There are two facilities under the credit agreement:

•	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $850.0 million; and

•	a $450.0 million revolving credit facility to be used for general corporate purposes.

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

The average interest rates for the credit agreement were 4.7% and 3.9% for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, we had total borrowings outstanding under the credit agreement of $586.5 million, including $217.0 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $70.2 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $643.3 million and $770.7 million at March 31, 2019 and December 31, 2018, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at March 31, 2019.   The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on the credit agreement.

Senior Notes

We had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at March 31, 2019.  Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million was recorded for each of the three months ended March 31, 2019 and 2018, which is included in interest expense in the accompanying consolidated statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.5 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively.  The financing obligation balance outstanding at March 31, 2019 was $87.4 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated.  We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for each of the three months ended March 31, 2019 and 2018.  The financing obligation balance outstanding at March 31, 2019 was $62.4 million associated with the Sale-Leaseback Transaction.

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

These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations and are recorded in the period in which they become known.  We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis:  inventory, leases, revenue recognition, trustee taxes, derivative financial instruments, goodwill, evaluation of long-lived asset impairment and environmental and other liabilities.

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report, except as described in Note 2 of Notes to Consolidated Financial Statements herein for the adoption of ASU 2016-02, “Leases,” including modifications to that standard thereafter, and now codified as ASC 842 which we adopted on January 1, 2019.

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 21 of Notes to Consolidated Financial Statements included elsewhere in this report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risks to which we are exposed are interest rate risk and commodity risk.  We currently utilize various derivative instruments to manage exposure to commodity risk.

Interest Rate Risk

We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our credit agreement.  Therefore, from time to time, we utilize interest rate collars, swaps and caps to hedge interest obligations on specific and anticipated debt issuances.

As of March 31, 2019, we had total borrowings outstanding under our credit agreement of $586.5 million.  Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.9 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At March 31, 2019, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31,	Effect of 10%	Effect of 10%
	2019	Price Increase	Price Decrease
Exchange traded derivative contracts	$(20,781)	$(40,105)	$40,105
Forward derivative contracts	(4,872)	(3,913)	3,913
Total	$(25,653)	$(44,018)	$44,018

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2019.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $19.9 million at March 31, 2019.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented the new lease accounting standard pursuant to Financial Accounting Standards Board, Accounting Standards Codification Topic 842, “Leases.”  Although the new lease standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to lease accounting and the control activities within them.  These included the development of new policies, ongoing contract review requirements and gathering of information provided for the disclosures required in our SEC interim and annual filings.  We also implemented a new lease administration and lease accounting system to track leasing arrangements and to assist in the ongoing application of the new guidance.  There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is included in Note 20 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results.

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

10.1*	—	Third Amendment to Third Amended and Restated Credit Agreement and First Amendment to Third Amended and Restated Security Agreement, dated as of April 19, 2019.

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed herewith.

†    Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 9, 2019		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2019		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)