Form 10-Q
period 2019-06-30
GLOBAL PARTNERS LP
filed 2019-08-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
Common Units representing limited partner interests	GLP	New York Stock Exchange

9.75% Series A Fixed-to-Floating Cumulative Redeemable	GLP pr A	New York Stock Exchange
Perpetual Preferred Units representing limited partner interests

The issuer had 33,995,563 common units outstanding as of August  6, 2019.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$10,446	$8,121
Accounts receivable, net	373,905	334,777
Accounts receivable—affiliates	4,731	5,435
Inventories	426,029	386,442
Brokerage margin deposits	19,954	14,766
Derivative assets	9,071	26,390
Prepaid expenses and other current assets	87,272	98,977
Total current assets	931,408	874,908
Property and equipment, net	1,106,114	1,132,632
Right of use assets, net	315,377	—
Intangible assets, net	52,243	58,532
Goodwill	325,186	327,406
Other assets	33,587	30,813
Total assets	$2,763,915	$2,424,291
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$283,127	$308,979
Working capital revolving credit facility—current portion	206,100	103,300
Lease liability—current portion	70,084	—
Environmental liabilities—current portion	6,092	6,092
Trustee taxes payable	40,206	42,613
Accrued expenses and other current liabilities	82,976	117,274
Derivative liabilities	12,583	4,494
Total current liabilities	701,168	582,752
Working capital revolving credit facility—less current portion	150,000	150,000
Revolving credit facility	212,000	220,000
Senior notes	665,826	664,455
Long-term lease liability—less current portion	255,418	—
Environmental liabilities—less current portion	55,455	57,132
Financing obligations	149,710	149,997
Deferred tax liabilities	42,772	42,856
Other long-term liabilities	45,559	57,905
Total liabilities	2,277,908	1,925,097
Partners’ equity
Global Partners LP equity:
Series A preferred limited partners (2,760,000 units issued and outstanding at June 30, 2019 and December 31, 2018)	67,226	67,226
Common limited partners (33,995,563 units issued and 33,754,996 outstanding at June 30, 2019 and 33,995,563 units issued and 33,751,435 outstanding at December 31, 2018)	422,677	437,874
General partner interest (0.67% interest with 230,303 equivalent units outstanding at June 30, 2019 and December 31, 2018)	(2,529)	(2,509)
Accumulated other comprehensive loss	(2,780)	(5,260)
Total Global Partners LP equity	484,594	497,331
Noncontrolling interest	1,413	1,863
Total partners’ equity	486,007	499,194
Total liabilities and partners’ equity	$2,763,915	$2,424,291

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales	$3,507,540	$3,126,575	$6,487,166	$5,929,466
Cost of sales	3,340,397	2,977,314	6,163,179	5,635,875
Gross profit	167,143	149,261	323,987	293,591
Costs and operating expenses:
Selling, general and administrative expenses	40,968	39,954	82,058	79,320
Operating expenses	86,451	76,218	169,395	150,267
Gain on trustee taxes	—	—	—	(52,627)
Lease exit and termination gain	—	—	(493)	—
Amortization expense	2,977	2,437	5,953	4,905
Net (gain) loss on sale and disposition of assets	(1,128)	3,033	(575)	4,900
Total costs and operating expenses	129,268	121,642	256,338	186,765
Operating income	37,875	27,619	67,649	106,826
Interest expense	(23,066)	(21,613)	(46,022)	(43,058)
Income before income tax (expense) benefit	14,809	6,006	21,627	63,768
Income tax (expense) benefit	(438)	16	(462)	929
Net income	14,371	6,022	21,165	64,697
Net loss attributable to noncontrolling interest	118	391	450	758
Net income attributable to Global Partners LP	14,489	6,413	21,615	65,455
Less: General partner’s interest in net income, including incentive distribution rights	366	110	670	506
Less: Series A preferred limited partner interest in net income	1,682	—	3,364	—
Net income attributable to common limited partners	$12,441	$6,303	$17,581	$64,949
Basic net income per common limited partner unit	$0.37	$0.19	$0.52	$1.93
Diluted net income per common limited partner unit	$0.36	$0.19	$0.51	$1.92
Basic weighted average common limited partner units outstanding	33,755	33,652	33,754	33,652
Diluted weighted average common limited partner units outstanding	34,286	33,863	34,259	33,831

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$14,371	$6,022	$21,165	$64,697
Other comprehensive income:
Change in fair value of cash flow hedges	—	14	—	223
Change in pension liability	736	333	2,480	(18)
Total other comprehensive income	736	347	2,480	205
Comprehensive income	15,107	6,369	23,645	64,902
Comprehensive loss attributable to noncontrolling interest	118	391	450	758
Comprehensive income attributable to Global Partners LP	$15,225	$6,760	$24,095	$65,660

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$21,165	$64,697
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	54,310	51,824
Amortization of deferred financing fees	2,554	2,686
Amortization of leasehold interests	336	181
Amortization of senior notes discount	773	744
Bad debt expense	339	450
Unit-based compensation expense	1,590	2,285
Write-off of financing fees	188	—
Gain on trustee taxes	—	(52,627)
Net (gain) loss on sale and disposition of assets	(575)	4,900
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	(39,467)	(6,412)
Accounts receivable-affiliate	704	(284)
Inventories	(40,009)	12,007
Broker margin deposits	(5,188)	2,810
Prepaid expenses, all other current assets and other assets	7,460	(5,610)
Accounts payable	(25,852)	(56,644)
Trustee taxes payable	(2,407)	(13,995)
Change in derivatives	25,408	(7,909)
Accrued expenses, all other current liabilities and other long-term liabilities	(34,821)	(15,329)
Net cash used in operating activities	(33,492)	(16,226)
Cash flows from investing activities
Capital expenditures	(29,974)	(27,168)
Seller note issuances	(640)	—
Proceeds from sale of property and equipment	10,053	7,241
Net cash used in investing activities	(20,561)	(19,927)
Cash flows from financing activities
Net borrowings from working capital revolving credit facility	102,800	71,300
Net payments on revolving credit facility	(8,000)	(11,000)
LTIP units withheld for tax obligations	(32)	—
Distributions to limited partners and general partner	(38,390)	(31,523)
Net cash provided by financing activities	56,378	28,777
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	2,325	(7,376)
Cash and cash equivalents at beginning of period	8,121	14,858
Cash and cash equivalents at end of period	$10,446	$7,482
Supplemental information
Cash paid during the period for interest	$34,839	$31,837

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
For the three and six months ended June 30, 2019	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2018	$67,226	$437,874	$(2,509)	$(5,260)	$1,863	$499,194
Net income (loss)	1,682	5,140	304	—	(332)	6,794
Distributions to limited partners and general partner	(1,682)	(16,998)	(317)	—	—	(18,997)
Unit-based compensation	—	795	—	—	—	795
Other comprehensive income	—	—	—	1,744	—	1,744
LTIP units withheld for tax obligations	—	(8)	—	—	—	(8)
Balance at March 31, 2019	$67,226	$426,803	$(2,522)	$(3,516)	$1,531	$489,522

Net income (loss)	1,682	12,441	366	—	(118)	14,371
Distributions to limited partners and general partner	(1,682)	(17,338)	(373)	—	—	(19,393)
Unit-based compensation	—	795	—	—	—	795
Other comprehensive income	—	—	—	736	—	736
LTIP units withheld for tax obligations	—	(24)	—	—	—	(24)
Balance at June 30, 2019	$67,226	$422,677	$(2,529)	$(2,780)	$1,413	$486,007

	Partners' Equity
			Accumulated
	Common	General	Other		Total
	Limited	Partner	Comprehensive	Noncontrolling	Partners’
For the three and six months ended June 30, 2018	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2017	$399,399	$(2,978)	$(5,468)	$3,365	$394,318
Net income (loss)	58,646	396	—	(367)	58,675
Distributions to limited partners and general partner	(15,723)	(106)	—	—	(15,829)
Unit-based compensation	1,237	—	—	—	1,237
Other comprehensive income	—	—	(142)	—	(142)
Dividends on repurchased units	135	—	—	—	135
Balance at March 31, 2018	$443,694	$(2,688)	$(5,610)	$2,998	$438,394

Net income (loss)	6,303	110	—	(391)	6,022
Distributions to limited partners and general partner	(15,723)	(106)	—	—	(15,829)
Unit-based compensation	1,048	—	—	—	1,048
Other comprehensive income	—	—	347	—	347
Balance at June 30, 2018	$435,322	$(2,684)	$(5,263)	$2,607	$429,982

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores.  As of June 30, 2019, the Partnership had a portfolio of 1,567 owned, leased and/or supplied gasoline stations, including 295 directly operated convenience stores, primarily in the Northeast.  The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of June 30, 2019, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,432,825 common units, representing a 21.9% limited partner interest.

2019 Events

2027 Notes Offering and 2022 Notes Tender Offer and Redemption— On July 31, 2019, the Partnership and GLP Finance Corp. (the “Issuers”) issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 (the “2027 Notes”) to several initial purchasers (the “2027 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”).  The Partnership used the net proceeds from the offering to fund the purchase of its 6.25% senior notes due 2022 (the “2022 Notes”) in a tender offer and to repay a portion of the borrowings outstanding under its credit agreement.

On July 31, 2019, the Issuers delivered a Notice of Full Redemption for all of the outstanding 2022 Notes to Deutsche Bank Trust Company Americas, as trustee.  The redemption of the 2022 Notes is expected to occur on August 30, 2019.  See Note 9, “Debt and Financing Obligations—Senior Notes” for additional information on the 2027 Notes.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2018 Event

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, the Partnership recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 the Partnership determined that the liability was no longer required.  The recognition of this one-time income item, which is included in gain on trustee taxes in the accompanying consolidated statements of operations for the six months ended June 30, 2018, did not impact cash flows from operations for the six months ended June 30, 2018 or for the year ended December 31, 2018.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2019.  The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year.  These factors may result in fluctuations in the Partnership’s quarterly operating results.

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	81%	78%	74%	71%
Crude oil sales and crude oil logistics revenue	1%	1%	1%	1%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	15%	18%	22%	25%
Convenience store sales, rental income and sundries	3%	3%	3%	3%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Wholesale segment	20%	23%	20%	26%
Gasoline Distribution and Station Operations segment	77%	74%	77%	71%
Commercial segment	3%	3%	3%	3%
Total	100%	100%	100%	100%

See Note 16, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and six months ended June 30, 2019 and 2018.

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

The adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities of approximately $330.8 million and $340.8 million, respectively, as of January 1, 2019.  The difference between ROU asset and lease liabilities of $10.0 million is primarily associated with amounts previously recognized on the Partnership’s consolidated balance sheet under ASC 840 and is recognized net within ROU assets under ASC 842.  The standard did not materially impact the Partnership’s consolidated statement of operations for the three and six months ended June 30, 2019 or its consolidated statement of cash flows for the six months ended June 30, 2019.  See below for the Partnership’s updated lease policy and the required disclosures under ASC 842.

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

Required Disclosures Under ASC 842

The following table presents supplemental balance sheet information related to leases at June 30, 2019 (in thousands):

		June 30,
Assets:	Balance Sheet Location	2019
ROU assets - operating	Right-of-use assets, net	$315,377

Liabilities:
Current lease liability - operating	Lease liability - current portion	$70,084
Noncurrent lease liability - operating	Lease liability - less current portion	255,418
Total lease liability		$325,502

Lessee Lease Arrangements

The following table presents the components of lease cost for the periods presented (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Statement of operations location:	2019	2019
Cost of sales (a)	$14,776	$31,245
Selling, general and administrative expenses	750	1,519
Operating expenses (b)	12,571	24,807
Total lease cost	$28,097	$57,571

(a)	Includes short-term lease costs of $0.6 million and $1.5 million for the three and six months ended June 30, 2019, respectively.
(b)	Includes variable lease cost of $1.3 million and $2.9 million for the three and six months ended June 30, 2019, respectively, and short-term leases costs, which were immaterial for these periods.

Operating lease costs included in cost of sales are primarily associated with leases of barges and railcars and dedicated storage facility lease arrangements.  Operating lease costs included in operating expenses are primarily associated with the leases of gasoline station and convenience stores and terminal lease arrangements where the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Partnership is responsible for operating the terminal facility.  Operating lease costs included in selling, general and administrative expenses are primarily associated with the leases of office space, computers and automobiles.

The future minimum lease payments to be paid under operating leases in effect at June 30, 2019 were as follows (in thousands):

Remainder of 2019	$47,465
2020	80,635
2021	72,357
2022	53,367
2023	42,336
Thereafter	108,251
Total lease payments	404,411
Less imputed interest	78,909
Total lease liabilities	$325,502
Current portion	$70,084
Long-term portion	255,418
Total lease liabilities	$325,502

The future minimum lease payments include $21.3 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $0.6 million related to minimum lease payments for leases that are less than one year.

Lessor Lease Arrangements

The following table presents the components of lease revenue for the periods presented (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Statement of operations location:	2019	2019
Sales (a)(b)	$18,163	$36,712

(a)

Lease revenue includes sub-lessor rental income from leased properties of $9.7 million and $18.6 million for the three and six months ended June 30, 2019, respectively, where the Partnership is the lessee of the property.

(b)	Includes variable and short-term lease revenue, which were immaterial for each of the three and six months ended June 30, 2019.

The future minimum lease payments to be received under operating leases in effect at June 30, 2019 were as follows (in thousands):

Remainder of 2019	$30,545
2020	44,403
2021	26,151
2022	10,145
2023	3,882
Thereafter	10,420
Total	$125,546

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Information Related to Lease Arrangements

The following table presents supplemental information related to leases as of and for the period presented (in thousands):

Six Months Ended
June 30,
2019
Operating cash flows used for operating leases	$54,369
Right-of-use assets obtained in exchange for new lease liabilities	$26,564
Weighted average remaining non-cancellable lease term	6.0 years
Weighted average discount rate as of June 30, 2019	$6.76%

Note 3.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended June 30, 2019
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$339,562	$1,025,669	$211,817	$1,577,048
Station operations	—	102,889	—	102,889
Total revenue from contracts with customers	339,562	1,128,558	211,817	1,679,937
Other sales:
Revenue originating as physical forward contracts and exchanges	1,664,440	—	145,000	1,809,440
Revenue from leases	526	17,637	—	18,163
Total other sales	1,664,966	17,637	145,000	1,827,603
Total sales	$2,004,528	$1,146,195	$356,817	$3,507,540

	Three Months Ended June 30, 2018
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$293,605	$1,086,078	$192,046	$1,571,729
Station operations	—	82,802	—	82,802
Total revenue from contracts with customers	293,605	1,168,880	192,046	1,654,531
Other sales:
Revenue originating as physical forward contracts and exchanges	1,324,361	—	129,616	1,453,977
Revenue from leases	500	17,567	—	18,067
Total other sales	1,324,861	17,567	129,616	1,472,044
Total sales	$1,618,466	$1,186,447	$321,662	$3,126,575

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2019
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$883,479	$1,855,841	$390,159	$3,129,479
Station operations	—	189,516	—	189,516
Total revenue from contracts with customers	883,479	2,045,357	390,159	3,318,995
Other sales:
Revenue originating as physical forward contracts and exchanges	2,829,212	—	302,247	3,131,459
Revenue from leases	1,043	35,669	—	36,712
Total other sales	2,830,255	35,669	302,247	3,168,171
Total sales	$3,713,734	$2,081,026	$692,406	$6,487,166

	Six Months Ended June 30, 2018
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$760,615	$1,978,377	$362,220	$3,101,212
Station operations	—	153,007	—	153,007
Total revenue from contracts with customers	760,615	2,131,384	362,220	3,254,219
Other sales:
Revenue originating as physical forward contracts and exchanges	2,410,678	—	228,597	2,639,275
Revenue from leases	1,005	34,967	—	35,972
Total other sales	2,411,683	34,967	228,597	2,675,247
Total sales	$3,172,298	$2,166,351	$590,817	$5,929,466

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Partnership’s terminals. This income was recognized under ASC 842 for the three and six months ended June 30, 2019 and under ASC 840 for the three and six months ended June 30, 2018.

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

Contract Balances

A receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets, is recognized in the period the Partnership provides services when its right to consideration is unconditional.  In contrast, a contract asset will be recognized when the Partnership has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

The nature of the receivables related to revenue from contracts with customers and other revenue, as well as contract assets, are the same, given they are related to the same customers and have the same risk profile and securitization.

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer.  The Partnership had no contract liabilities at June 30, 2019 and December 31, 2018.  Payment terms on invoiced amounts are typically 2 to 30 days.

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

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2019 and December 31, 2018 excludes 240,567  and 244,128 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 14).  These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted).  For the three and six months ended June 30, 2019, the Series A Preferred Units (as defined in Note 15) are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to Series A preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$14,489	$14,123	$366	$—	$6,413	$6,303	$110	$—
Declared distribution	$17,895	$17,508	$118	$269	$16,325	$16,149	$109	$67
Assumed allocation of undistributed net (loss) income	(3,406)	(3,385)	(21)	—	(9,912)	(9,846)	(66)	—
Assumed allocation of net income	$14,489	$14,123	$97	$269	$6,413	$6,303	$43	$67
Less net income attributable to Series A preferred limited partners		1,682				—
Net income attributable to common limited partners		$12,441				$6,303
Denominator:
Basic weighted average common units outstanding		33,755				33,652
Dilutive effect of phantom units		531				211
Diluted weighted average common units outstanding		34,286				33,863
Basic net income per common limited partner unit		$0.37				$0.19
Diluted net income per common limited partner unit		$0.36				$0.19

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$21,615	$20,945	$670	$—	$65,455	$64,949	$506	$—
Declared distribution	$35,606	$34,846	$235	$525	$32,154	$31,872	$215	$67
Assumed allocation of undistributed net income	(13,991)	(13,901)	(90)	—	33,301	33,077	224	—
Assumed allocation of net income	$21,615	$20,945	$145	$525	$65,455	$64,949	$439	$67
Less net income attributable to Series A preferred limited partners		3,364				—
Net income attributable to common limited partners		$17,581				$64,949
Denominator:
Basic weighted average common units outstanding		33,754				33,652
Dilutive effect of phantom units		505				179
Diluted weighted average common units outstanding		34,259				33,831
Basic net income per common limited partner unit		$0.52				$1.93
Diluted net income per common limited partner unit		$0.51				$1.92

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The board of directors of the General Partner declared the following quarterly cash distributions on its common units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 29, 2019	$0.5100	March 31, 2019
July 26, 2019	$0.5150	June 30, 2019

The board of directors of the General Partner declared the following quarterly cash distributions on its Series A Preferred Units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 19, 2019	$0.609375	February 15, 2019 - May 14, 2019
July 22, 2019	$0.609375	May 15, 2019 - August 14, 2019

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

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Distillates: home heating oil, diesel and kerosene	$176,991	$173,403
Gasoline	132,155	93,534
Gasoline blendstocks	54,543	52,195
Crude oil	9,951	21,325
Residual oil	29,526	21,054
Propane and other	336	1,447
Renewable identification numbers (RINs)	477	1,034
Convenience store inventory	22,050	22,450
Total	$426,029	$386,442

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$6.7 million and $3.8 million at June 30, 2019 and December 31, 2018, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $22.0 million and $14.9 million at June 30, 2019 and December 31, 2018, respectively.  Exchange transactions are valued using current carrying costs.

Note 6.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2018	$327,406
Dispositions (1)	(2,220)
Balance at June 30, 2019	$325,186

(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets. See Note 8.

Note 7.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Buildings and improvements	$1,149,723	$1,126,645
Land	454,795	456,334
Fixtures and equipment	45,067	44,479
Idle plant assets	30,500	30,500
Construction in process	30,120	37,636
Capitalized internal use software	32,853	32,127
Total property and equipment	1,743,058	1,727,721
Less accumulated depreciation	636,944	595,089
Total	$1,106,114	$1,132,632

Property and equipment includes assets held for sale of $10.6 million and $8.1 million at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, the Partnership had a $48.1 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013.  In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol.  The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation.  Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at June 30, 2019 and December 31, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Periodic divestiture of gasoline stations	$—	$(223)	(142)	(223)
Strategic asset divestiture program - Real estate firm coordinated sale	(1,433)	1,216	(1,730)	1,192
Loss on assets held for sale	480	2,008	1,265	3,534
Other	(175)	32	32	397
Total	$(1,128)	$3,033	$(575)	$4,900

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to $0 and a gain of $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and a  gain of $0.1 million and $0.2 million for the six months ended June 30,  2019 and 2018, respectively.

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

Real Estate Firm Coordinated Sales—The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites.  The Partnership sold 5 sites and 11 sites during the three and six months ended June 30, 2019, respectively.  The Partnership recognized a gain of $1.4 million and $1.7 million on the sales of these sites for the three and six months ended June 30, 2019,  respectively, including the derecognition of $1.3 million and $2.2 million of GDSO goodwill for these respective periods.

The Partnership recognized a loss of $1.2 million on the sales of sites for each of the three and six months ended June 30, 2018, including the derecognition of GDSO goodwill in the amount of $1.3 million and $1.4 million for the three and six months ended June 30, 2018, respectively.

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale.  Impairment charges related to assets held for sale are included in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations.

The Partnership classified 17 sites as held for sale at June 30, 2019 associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales discussed above.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $0.5 million and $1.3 million for the three and six months ended June 30, 2019, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership recorded impairment charges related to assets held for sale associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales in the amount of $2.0 million and $3.5 million for the three and six months ended June 30, 2018, respectively.

Assets held for sale of $10.6 million and $8.1 million at June 30, 2019 and December 31, 2018, respectively, are included in property and equipment in the accompanying consolidated balance sheets.  Assets held for sale are expected to be sold within the next 12 months.

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

Note 9.    Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.3 billion senior secured credit facility.  On April 19, 2019, the Partnership and certain of its subsidiaries entered into the Third Amendment to Third Amended and Restated Credit Agreement (the “Credit Agreement”) which, among other things, extended the maturity date to April 29, 2022 from April 30, 2020 and reduced by 0.25% the applicable rate under the revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit.  All other material terms of the Credit Agreement remain substantially the same as disclosed in Note 7 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The average interest rates for the Credit Agreement were 4.5% and 4.1% for the three months ended June 30, 2019 and 2018, respectively, and 4.6% and 4.0% for the six months ended June 30, 2019 and 2018, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at June 30, 2019, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $206.1 million as the current portion at June 30, 2019, representing the amount the Partnership expects to pay down over the next twelve months.  The long-term portion

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the working capital revolving credit facility was $150.0 million at both June 30, 2019 and December 31, 2018, and the current portion was $206.1 million and $103.3 million at June 30, 2019 and December 31, 2018, respectively.  The increase in total borrowings under the working capital revolving credit facility of $102.8 million from December 31, 2018 was primarily due to an increase in prices.

As of June 30, 2019, the Partnership had total borrowings outstanding under the Credit Agreement of $568.1 million, including $212.0 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $47.5 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $684.4 million and $770.7 million at June 30, 2019 and December 31, 2018, respectively.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at June 30, 2019.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Please read Note 7 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on the Credit Agreement.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Borrowings from working capital revolving credit facility	$881,700	$1,076,700
Payments on working capital revolving credit facility	(778,900)	(1,005,400)
Net borrowings from working capital revolving credit facility	$102,800	$71,300
Net payments on revolving credit facility	$(8,000)	$(11,000)

Senior Notes

The Partnership had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at June 30, 2019.  Please read Note 7 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on these senior notes.  On July 31, 2019, the Issuers issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 to the 2027 Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act.  The 2027 Notes were resold by the 2027 Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The Partnership used the net proceeds from the offering to fund the purchase of its 2022 Notes in a tender offer and to repay a portion of the borrowings outstanding under its Credit Agreement.

On July 31, 2019, the Issuers delivered a Notice of Full Redemption for all of the outstanding 2022 Notes to Deutsche Bank Trust Company Americas, as trustee.  The redemption of the 2022 Notes is expected to occur on August 30, 2019.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2027 Note Indenture

In connection with the private placement of the 2027 Notes on July 31, 2019, the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, entered into an indenture (the “2027 Notes Indenture”).

The 2027 Notes will mature on August 1, 2027 with interest accruing at a rate of 7.00% per annum and payable semi-annually in arrears on August 1 and February 1 of each year, commencing February 1, 2020.  The 2027 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2027 Notes Indenture.  Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2027 Notes may declare the 2027 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the 2027 Notes to become due and payable.

The Issuers will have the option to redeem up to 35% of the 2027 Notes prior to August 1, 2022 at a redemption price (expressed as a percentage of principal amount) of 107% plus accrued and unpaid interest, if any.  The Issuers will have the option to redeem the 2027 Notes, in whole or in part, at any time on or after August 1, 2022, at the redemption prices of 103.500% for the twelve-month period beginning on August 1, 2022, 102.333% for the twelve-month period beginning August 1, 2023, 101.167% for the twelve-month period beginning August 1, 2024, and 100% beginning on August 1, 2025 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption.  In addition, before August 1, 2022, the Issuers may redeem all or any part of the 2027 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date.  The holders of the 2027 Notes may require the Issuers to repurchase the 2027 Notes following certain asset sales or a Change of Control (as defined in the 2027 Notes Indenture) at the prices and on the terms specified in the 2027 Notes Indenture.

The 2027 Notes Indenture contains covenants that will limit the Partnership’s ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by its subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities.  Events of default under the 2027 Notes Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 2027 Notes, (ii) breach of the Partnership’s covenants under the 2027 Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of the Partnership or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

2027 Notes Registration Rights Agreement

On July 31, 2019, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “2027 Notes Registration Rights Agreement”) with the 2027 Notes Initial Purchasers in connection with the Issuers’ private placement of the 2027 Notes.  Under the 2027 Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors have agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 2027 Notes for an issue of notes with terms identical to the 2027 Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 2027 Notes Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by September 23, 2020.  Under specified circumstances, the Issuers and the subsidiary guarantors have also agreed to use commercially reasonable efforts to cause to become effective a shelf

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

registration statement relating to resales of the 2027 Notes.  If the exchange offer is not completed on or before September 23, 2020, the annual interest rate borne by the 2027 Notes will be increased by 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective (or automatically becomes effective).

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million was recorded for each of the three months ended June 30, 2019 and 2018, and $4.7 million was recorded for each of the six months ended June 30, 2019 and 2018, which is included in interest expense in the accompanying consolidated statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.4 million for each of the three months ended June 30, 2019 and 2018 and $4.9 million and $4.8 million for the six months ended June 30, 2019 and 2018, respectively.  The financing obligation balance outstanding at June 30, 2019 was $87.3 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated.  The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for each of the three months ended June 30, 2019 and 2018 and $2.2 million for each of the six months ended June 30, 2019 and 2018.  The financing obligation balance outstanding at June 30, 2019 was $62.4 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements.  In connection with the amendment to the Credit Agreement in April 2019, the Partnership capitalized additional financing fees of $6.1 million.  The Partnership had unamortized deferred financing fees of $13.9 million and $10.5 million at June 30, 2019 and December 31, 2018, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $9.5 million and $5.5 million at June 30, 2019 and December 31, 2018, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $3.6 million and $4.2 million at June 30, 2019 and December 31, 2018, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.8 million at both June 30, 2019 and December 31, 2018.

On April 19, 2019, the Partnership entered into the Third Amendment to Third Amended and Restated Credit Agreement which, among other things, extended the maturity date from April 30, 2020 to April 29, 2022 and reduced by 0.25% the applicable rate under the existing revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit.  As a result, the Partnership incurred expenses of approximately $0.2 million associated with the write-off of a portion of the related deferred financing fees.  These expenses are included in interest expense in the accompanying consolidated statements of operations for each of the three and six months ended June 30, 2019.

Amortization expense of approximately $1.2 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and $2.5 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

The fair value of exchange-traded derivative transactions reflects amounts that would be received from or paid to the Partnership’s brokers upon liquidation of these contracts.  The fair value of these exchange-traded derivative transactions is presented on a net basis, offset by the cash balances on deposit with the Partnership’s brokers, presented as brokerage margin deposits in the consolidated balance sheets.  The fair value of OTC derivative transactions reflects amounts that would be received from or paid to a third party upon liquidation of these contracts under current market conditions.  The fair value of these OTC derivative transactions is presented on a gross basis as derivative assets or derivative liabilities in the consolidated balance sheets, unless a legal right of offset exists.  The presentation of the change in fair value of the Partnership’s exchange-traded derivatives and OTC derivative transactions depends on the intended use of the derivative and the resulting designation.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at June 30, 2019:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	56,438	Thousands of barrels
Short	(59,755)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	12,599	Thousands of barrels
Short	(7,631)	Thousands of barrels

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2019	2018	2019	2018
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$5,899	$(12,460)	$1,238	$(9,731)

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(8,036)	$12,570	$(2,985)	$11,374

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives not designated as	Recognized in	June 30,		June 30,
hedging instruments	Income on Derivatives	2019	2018	2019	2018
Commodity contracts	Cost of sales	$5,922	$1,741	$15,125	$3,573

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at June 30, 2019 and December 31, 2018 (in thousands):

		June 30, 2019
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$30,892	$30,892
Forward derivative contracts (1)	Derivative assets	—	9,071	9,071
Total asset derivatives		$—	$39,963	$39,963

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(12,542)	$(26,007)	$(38,549)
Forward derivative contracts (1)	Derivative liabilities	—	(12,583)	(12,583)
Total liability derivatives		$(12,542)	$(38,590)	$(51,132)

		December 31, 2018
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$5,121	$120,992	$126,113
Forward derivative contracts (1)	Derivative assets	—	26,390	26,390
Total asset derivatives		$5,121	$147,382	$152,503

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(42,496)	$(42,496)
Forward derivative contracts (1)	Derivative liabilities	—	(4,494)	(4,494)
Total liability derivatives		$—	$(46,990)	$(46,990)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value at June 30, 2019
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$8,502	$569	$—	$9,071
Exchange-traded/cleared derivative instruments (2)	(7,657)	—	—	27,611	19,954
Pension plans	18,031	—	—	—	18,031
Total assets	$10,374	$8,502	$569	$27,611	$47,056

Liabilities:
Forward derivative contracts (1)	$—	$(12,224)	$(359)	$—	$(12,583)

	Fair Value at December 31, 2018
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$25,504	$886	$—	$26,390
Exchange-traded/cleared derivative instruments (2)	83,617	—	—	(68,851)	14,766
Pension plans	15,800	—	—	—	15,800
Total assets	$99,417	$25,504	$886	$(68,851)	$56,956

Liabilities:
Forward derivative contracts (1)	$—	$(3,878)	$(616)	$—	$(4,494)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

observing market trading prices of the 6.25% senior notes and 7.00% senior notes, respectively, were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% senior notes	$375,000	$378,750	$375,000	$363,750
7.00% senior notes	$300,000	$303,000	$300,000	$294,000

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs for crude oil were ($4.00) to $2.75 per barrel and ($3.25) to $2.00 per barrel as of June 30, 2019 and December 31, 2018, respectively.  The estimates for these inputs for propane were ($2.10) to $5.25 per barrel and $0.02 to $0.25 per barrel as of June 30, 2019 and December 31, 2018, respectively.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 10.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at June 30, 2019 (in thousands):

Fair value at December 31, 2018	$270
Derivatives entered into during the period	(251)
Derivatives sold during the period	425
Realized gains (losses) recorded in cost of sales	(240)
Unrealized gains (losses) recorded in cost of sales	6
Fair value at June 30, 2019	$210

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

Note 12.    Environmental Liabilities and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2019 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	June 30,
Environmental Liability Related to:	2018	2019	2019	2019	2019
Retail gasoline stations	$59,133	$(1,286)	$(900)	$749	$57,696
Terminals	4,091	(240)	—	—	3,851
Total environmental liabilities	$63,224	$(1,526)	$(900)	$749	$61,547
Current portion	$6,092				$6,092
Long-term portion	57,132				55,455
Total environmental liabilities	$63,224				$61,547

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was $0.3 million and $0.6 million at June 30, 2019 and December 31, 2018, respectively.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments were immaterial at both June 30, 2019 and December 31, 2018.

Note 13.    Related Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice.  As of June 30, 2019, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including bonus, payroll and payroll taxes, were $28.8 million and $25.3 million for the three months ended June 30, 2019 and 2018, respectively, and $58.0 million and $51.9 million for the six months ended June 30, 2019 and 2018, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from GPC and the General Partner (in thousands):

	June 30,	December 31,
	2019	2018
Receivables from GPC	$42	$23
Receivables from the General Partner (1)	4,689	5,412
Total	$4,731	$5,435

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

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

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested phantom units at December 31, 2018	730,141	13.57
Vested	(5,129)	25.84
Outstanding non—vested phantom units at June 30, 2019	725,012	13.48

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $0.8 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at June 30, 2019 was approximately $3.4 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were purchased during the three and six months ended June 30, 2019.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement.  The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement.  In accordance with the Agreement, the Partnership paid members of the General Partner $0 and $0.4 million in the aggregate for the three

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.4 million in the aggregate for the six months ended June 30, 2019 and 2018, respectively.

Note 15.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At June 30, 2019 there were 33,995,563 common units issued, including 7,432,825 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.  There have been no changes to common units or the general partner interest during the three and six months ended June 30, 2019.

Series A Preferred Units

On August 7, 2018, the Partnership issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”), for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three and six months ended June 30, 2019.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2019 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2019	12/31/18	$0.5000	$16,998	$115	$202	$17,315
5/15/2019	03/31/19	0.5100	17,338	117	256	17,711

In addition, on July 26, 2019, the board of directors of the General Partner declared a quarterly cash distribution of $0.5150 per unit ($2.06 per unit on an annualized basis) on all of its outstanding common units for the period from April 1, 2019 through June 30, 2019.  On August 14, 2019, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 9, 2019.

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

The Partnership paid the following cash distributions on the Series A Preferred Units during 2019 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/15/2019	11/15/18 - 2/14/19	$0.609375	$1,682
5/15/2019	2/15/19 - 5/14/19	0.609375	1,682

In addition, on July 22, 2019, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from May 15, 2019 through August 14, 2019.  This distribution will be payable on August 15, 2019 to holders of record as of the opening of business on August 1, 2019.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,634,618	$1,247,949	$2,640,323	$2,021,319
Crude oil (1)	28,535	26,969	42,528	58,404
Other oils and related products (2)	341,375	343,548	1,030,883	1,092,575
Total	$2,004,528	$1,618,466	$3,713,734	$3,172,298
Product margin
Gasoline and gasoline blendstocks	$29,384	$23,450	$56,374	$48,837
Crude oil (1)	(798)	5,418	(7,024)	10,491
Other oils and related products (2)	9,415	9,615	23,495	26,302
Total	$38,001	$38,483	$72,845	$85,630
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,025,669	$1,086,078	$1,855,841	$1,978,377
Station operations (3)	120,526	100,369	225,185	187,974
Total	$1,146,195	$1,186,447	$2,081,026	$2,166,351
Product margin
Gasoline	$87,874	$76,954	$175,299	$147,099
Station operations (3)	57,552	48,680	108,512	92,214
Total	$145,426	$125,634	$283,811	$239,313
Commercial Segment:
Sales	$356,817	$321,662	$692,406	$590,817
Product margin	$4,546	$5,809	$11,004	$11,046
Combined sales and Product margin:
Sales	$3,507,540	$3,126,575	$6,487,166	$5,929,466
Product margin (4)	$187,973	$169,926	$367,660	$335,989
Depreciation allocated to cost of sales	(20,830)	(20,665)	(43,673)	(42,398)
Combined gross profit	$167,143	$149,261	$323,987	$293,591

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 123 million gallons and 129 million gallons of the GDSO segment’s sales for the three months ended June 30, 2019 and 2018, respectively, and 234 million gallons and 243 million gallons of the GDSO segment’s sales for the six months ended June 30, 2019 and 2018, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment.  The Commercial segment’s sales were predominantly sourced by the Wholesale segment.  These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Combined gross profit	$167,143	$149,261	$323,987	$293,591
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	40,968	39,954	82,058	79,320
Operating expenses	86,451	76,218	169,395	150,267
Gain on trustee taxes	—	—	—	(52,627)
Lease exit and termination gain	—	—	(493)	—
Amortization expense	2,977	2,437	5,953	4,905
Net (gain) loss on sale and disposition of assets	(1,128)	3,033	(575)	4,900
Total operating costs and expenses	129,268	121,642	256,338	186,765
Operating income	37,875	27,619	67,649	106,826
Interest expense	(23,066)	(21,613)	(46,022)	(43,058)
Income tax (expense) benefit	(438)	16	(462)	929
Net income	14,371	6,022	21,165	64,697
Net loss attributable to noncontrolling interest	118	391	450	758
Net income attributable to Global Partners LP	$14,489	$6,413	$21,615	$65,455

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and six months ended June 30, 2019 and 2018.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at June 30, 2019  and December 31, 2018 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
June 30, 2019	$762,146	$—	$1,615,592	$386,177	$2,763,915
December 31, 2018	$615,795	$—	$1,415,501	$392,995	$2,424,291

The increase in total assets from December 31, 2018 is largely due to the adoption of ASC 842 and the associated recording of right of use assets.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts, in-place leases and franchise rights that are being amortized between one and ten years.  Amortization expense related to these intangible assets was $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively.

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

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes.  A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results.  The Partnership concluded, based on an evaluation of future operating results and reversal of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

existing taxable temporary differences, that a portion of these assets will not be realized in a future period.  The valuation allowance increased by approximately $0.1 million for the six months ended June 30, 2019.

The Partnership computed its tax provision for the three and six months ended June 30, 2019 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate.  Given a reliable estimate of the annual effective tax rate cannot be made, the Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three and six months ended June 30, 2019.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established.  The Partnership had gross-tax effected unrecognized tax benefits of $1.0 million at both June 30, 2019 and December 31, 2018, of which all would favorably impact the effective tax rate if recognized.  The Partnership anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.0 million in the next twelve months, as a result of closure of various statutes of limitations.

GMG files income tax returns in the United States and various state jurisdictions.  With few exceptions, the Partnership is subject to income tax examination by tax authorities for all years dated back to 2015.

Note 19.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Pension
Three Months Ended June 30, 2019	Plan	Derivatives	Total
Balance at March 31, 2019	$(3,514)	$(2)	$(3,516)
Other comprehensive income before reclassifications of gain (loss)	706	—	706
Amount of (loss) gain reclassified from accumulated other comprehensive income	30	—	30
Total comprehensive (loss) income	736	—	736
Balance at June 30, 2019	$(2,778)	$(2)	$(2,780)

	Pension
Six Months Ended June 30, 2019	Pension Plan	Derivatives	Total
Balance at December 31, 2018	$(5,258)	$(2)	$(5,260)
Other comprehensive income before reclassifications of gain (loss)	2,420	—	2,420
Amount of (loss) gain reclassified from accumulated other comprehensive income	60	—	60
Total comprehensive income	2,480	—	2,480
Balance at June 30, 2019	$(2,778)	$(2)	$(2,780)

Amounts are presented prior to the income tax effect on other comprehensive income.  Given the Partnership’s partnership status for federal income tax purposes, the effective tax rate is immaterial.

Note 20.    Legal Proceedings

General

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership does not believe that it is a party to any litigation that will have a material adverse impact on its financial condition or results of operations.  Except as described below and in Note 12

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

included herein, the Partnership is not aware of any significant legal or governmental proceedings against it or contemplated to be brought against it.  The Partnership maintains insurance policies with insurers in amounts and with coverage and deductibles as its general partner believes are reasonable and prudent.  However, the Partnership can provide no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

Other

During the second quarter ended June 30, 2016, the Partnership determined that gasoline loaded from certain loading bays at one of its terminals did not contain the necessary additives as a result of an IT-related configuration error.  The error was corrected, and all gasoline being sold at the terminal now contains the appropriate additives.  Based upon current information, the Partnership believes approximately 14 million gallons of gasoline were impacted.  The Partnership has notified the EPA of this error.  As a result of this error, the Partnership could be subject to fines, penalties and other related claims, including customer claims.

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorize the Partnership to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program and the NYSDEC never issued an NOV in the matter.  The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties.  The Partnership believes that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law has occurred.  The Partnership disputed the claims alleged in the NOV and first responded to the EPA in September 2016.  The Partnership met with the EPA and provided additional information at the agency’s request.  On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV.  On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying.  The EPA did not respond with such evidence, but instead has requested that the Partnership enter into a series of tolling agreements.  The Partnership has signed the tolling agreements with respect to this matter, as requested by the EPA, and such agreements currently extend through June 30, 2020.  To date, the EPA has not taken any further formal action with respect to the NOV.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

new lease accounting system as part of evaluating the impacts of ASU 2016-02 and adopting the accounting guidance.  See Note 2 for additional information.

Note 22.    Subsequent Events

2027 Notes Offering and 2022 Notes Tender Offer— On July 31, 2019, the Partnership completed a private offering of $400.0 million aggregate principal amount of 7.00% senior notes due 2027.  The Partnership used the net proceeds from the offering to fund the purchase of its 6.25% senior notes due 2022 (the “2022 Notes”) in a tender offer and to repay a portion of the borrowings outstanding under its Credit Agreement.  See Note 9, “Debt and Financing Obligations—Senior Notes” for additional information on the 2027 Notes.

The Partnership expects the repurchase of the 2022 Notes will result in a loss from early extinguishment of debt in the third quarter of 2019 associated with the call premium paid as well as the write-off of remaining unamortized original issue discount and deferred financing fees.

Distribution to Common Unitholders—On July 26, 2019, the board of directors of the General Partner declared a quarterly cash distribution of $0.5150 per unit ($2.06 per unit on an annualized basis) for the period from April 1, 2019 through June 30, 2019.  On August 14, 2019, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 9, 2019.

Distribution to Preferred Unitholders—On July 22, 2019, the board of directors of the General Partner declared a  quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units, covering the period from May 15, 2019 through August 14, 2019.  This distribution will be payable on August 15, 2019 to holders of record as of the opening of business on August 1, 2019.

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2019 and December 31, 2018, the Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2019 and 2018 and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2019 and 2018 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

June 30, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,988	$458	$—	$10,446
Accounts receivable, net	373,574	267	64	373,905
Accounts receivable - affiliates	4,731	64	(64)	4,731
Inventories	426,029	—	—	426,029
Brokerage margin deposits	19,954	—	—	19,954
Derivative assets	9,071	—	—	9,071
Prepaid expenses and other current assets	87,084	188	—	87,272
Total current assets	930,431	977	—	931,408
Property and equipment, net	1,103,304	2,810	—	1,106,114
Right of use assets, net	315,295	82	—	315,377
Intangible assets, net	52,243	—	—	52,243
Goodwill	325,186	—	—	325,186
Other assets	33,587	—	—	33,587
Total assets	$2,760,046	$3,869	$—	$2,763,915

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$283,094	$33	$—	$283,127
Accounts payable - affiliates	(39)	39	—	—
Working capital revolving credit facility - current portion	206,100	—	—	206,100
Lease liability—current portion	70,067	17	—	70,084
Environmental liabilities - current portion	6,092	—	—	6,092
Trustee taxes payable	40,206	—	—	40,206
Accrued expenses and other current liabilities	82,866	110	—	82,976
Derivative liabilities	12,583	—	—	12,583
Total current liabilities	700,969	199	—	701,168
Working capital revolving credit facility - less current portion	150,000	—	—	150,000
Revolving credit facility	212,000	—	—	212,000
Senior notes	665,826	—	—	665,826
Long-term lease liability—less current portion	255,357	61	—	255,418
Environmental liabilities - less current portion	55,455	—	—	55,455
Financing obligations	149,710	—	—	149,710
Deferred tax liabilities	42,772	—	—	42,772
Other long-term liabilities	45,559	—	—	45,559
Total liabilities	2,277,648	260	—	2,277,908

Partners' equity
Global Partners LP equity	482,398	2,196	—	484,594
Noncontrolling interest	—	1,413	—	1,413
Total partners' equity	482,398	3,609	—	486,007
Total liabilities and partners' equity	$2,760,046	$3,869	$—	$2,763,915

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended  June 30, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$3,507,137	$526	$(123)	$3,507,540
Cost of sales	3,340,184	336	(123)	3,340,397
Gross profit	166,953	190	—	167,143
Costs and operating expenses:
Selling, general and administrative expenses	40,867	101	—	40,968
Operating expenses	86,068	383	—	86,451
Amortization expense	2,977	—	—	2,977
Net gain on sale and disposition of assets	(1,128)	—	—	(1,128)
Total costs and operating expenses	128,784	484	—	129,268
Operating income (loss)	38,169	(294)	—	37,875
Interest expense	(23,066)	—	—	(23,066)
Income (loss) before income tax expense	15,103	(294)	—	14,809
Income tax expense	(438)	—	—	(438)
Net income (loss)	14,665	(294)	—	14,371
Net loss attributable to noncontrolling interest	—	118	—	118
Net income (loss) attributable to Global Partners LP	14,665	(176)	—	14,489
Less: General partners' interest in net income, including incentive distribution rights	366	—	—	366
Less: Series A preferred limited partner interest in net income	1,682	—	—	1,682
Net income (loss) attributable to common limited partners	$12,617	$(176)	$—	$12,441

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$3,126,450	$215	$(90)	$3,126,575
Cost of sales	2,976,692	712	(90)	2,977,314
Gross profit	149,758	(497)	—	149,261
Costs and operating expenses:
Selling, general and administrative expenses	39,854	100	—	39,954
Operating expenses	75,837	381	—	76,218
Amortization expense	2,437	—	—	2,437
Net loss on sale and disposition of assets	3,033	—	—	3,033
Total costs and operating expenses	121,161	481	—	121,642
Operating income (loss)	28,597	(978)	—	27,619
Interest expense	(21,613)	—	—	(21,613)
Income (loss) before income tax benefit	6,984	(978)	—	6,006
Income tax benefit	16	—	—	16
Net income (loss)	7,000	(978)	—	6,022
Net loss attributable to noncontrolling interest	—	391	—	391
Net income (loss) attributable to Global Partners LP	7,000	(587)	—	6,413
Less: General partners' interest in net income, including incentive distribution rights	110	—	—	110
Net income (loss) attributable to common limited partners	$6,890	$(587)	$—	$6,303

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$6,486,499	$885	$(218)	$6,487,166
Cost of sales	6,162,384	1,013	(218)	6,163,179
Gross profit (loss)	324,115	(128)	—	323,987
Costs and operating expenses:
Selling, general and administrative expenses	81,859	199	—	82,058
Operating expenses	168,597	798	—	169,395
Lease exit and termination gain	(493)	—	—	(493)
Amortization expense	5,953	—	—	5,953
Net gain on sale and disposition of assets	(575)	—	—	(575)
Total costs and operating expenses	255,341	997	—	256,338
Operating income (loss)	68,774	(1,125)	—	67,649
Interest expense	(46,022)	—	—	(46,022)
Income (loss) before income tax expense	22,752	(1,125)	—	21,627
Income tax expense	(462)	—	—	(462)
Net income (loss)	22,290	(1,125)	—	21,165
Net loss attributable to noncontrolling interest	—	450	—	450
Net income (loss) attributable to Global Partners LP	22,290	(675)	—	21,615
Less: General partners' interest in net income, including incentive distribution rights	670	—	—	670
Less: Series A preferred limited partner interest in net income	3,364	—	—	3,364
Net income (loss) attributable to common limited partners	$18,256	$(675)	$—	$17,581

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$5,928,948	$693	$(175)	$5,929,466
Cost of sales	5,634,416	1,634	(175)	5,635,875
Gross profit (loss)	294,532	(941)	—	293,591
Costs and operating expenses:
Selling, general and administrative expenses	79,129	191	—	79,320
Operating expenses	149,504	763	—	150,267
Gain on trustee taxes	(52,627)	—	—	(52,627)
Amortization expense	4,905	—	—	4,905
Net loss on sale and disposition of assets	4,900	—	—	4,900
Total costs and operating expenses	185,811	954	—	186,765
Operating income (loss)	108,721	(1,895)	—	106,826
Interest expense	(43,058)	—	—	(43,058)
Income (loss) before income tax benefit	65,663	(1,895)	—	63,768
Income tax benefit	929	—	—	929
Net income (loss)	66,592	(1,895)	—	64,697
Net loss attributable to noncontrolling interest	—	758	—	758
Net income (loss) attributable to Global Partners LP	66,592	(1,137)	—	65,455
Less: General partners' interest in net income, including incentive distribution rights	506	—	—	506
Net income (loss) attributable to common limited partners	$66,086	$(1,137)	$—	$64,949

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Six Months Ended June 30, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(32,879)	$(613)	$(33,492)

Cash flows from investing activities
Capital expenditures	(29,974)	—	(29,974)
Seller note issuances	(640)	—	(640)
Proceeds from sale of property and equipment	10,053	—	10,053
Net cash used in investing activities	(20,561)	—	(20,561)

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	102,800	—	102,800
Net payments on revolving credit facility	(8,000)	—	(8,000)
LTIP units withheld for tax obligations	(32)	—	(32)
Distributions to limited partners and general partner	(38,390)	—	(38,390)
Net cash provided by financing activities	56,378	—	56,378

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	2,938	(613)	2,325
Cash and cash equivalents at beginning of period	7,050	1,071	8,121
Cash and cash equivalents at end of period	$9,988	$458	$10,446

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Six Months Ended June 30,  2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(15,806)	$(420)	$(16,226)

Cash flows from investing activities
Capital expenditures	(27,168)	—	(27,168)
Proceeds from sale of property and equipment	7,241	—	7,241
Net cash used in investing activities	(19,927)	—	(19,927)

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	71,300	—	71,300
Net payments on revolving credit facility	(11,000)	—	(11,000)
Distributions to limited partners and general partner	(31,523)	—	(31,523)
Net cash provided by financing activities	28,777	—	28,777

Cash and cash equivalents
Decrease in cash and cash equivalents	(6,956)	(420)	(7,376)
Cash and cash equivalents at beginning of period	13,035	1,823	14,858
Cash and cash equivalents at end of period	$6,079	$1,403	$7,482

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

Overview

General

We are a master limited partnership formed in March 2005.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores.  As of June 30, 2019, we had a portfolio of 1,567 owned, leased and/or supplied gasoline stations, including 295 directly operated convenience stores, primarily in the Northeast.  We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $3.4 billion and $6.3 billion of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane for the three and six months ended June 30, 2019, respectively.  In addition, we had other revenues of approximately $0.1 billion and $0.2 billion for the three and six months ended June 30, 2019, respectively, from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2019 Events

2027 Notes Offering and 2022 Notes Tender Offer and Redemption— On July 31, 2019, we and GLP Finance Corp. (the “Issuers”) issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 (the “2027 Notes”) to several initial purchasers (the “2027 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”).  The 2027 Notes were resold by the 2027 Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.  We used the net proceeds from the offering to fund the purchase of our 6.25% senior notes due 2022 (the “2022 Notes”) in a tender offer and to repay a portion of the borrowings outstanding under our credit agreement.

On July 31, 2019, the Issuers delivered a Notice of Full Redemption for all of the outstanding 2022 Notes to Deutsche Bank Trust Company Americas, as trustee.  The redemption of the 2022 Notes is expected to occur on August 30, 2019.  Please read “—Liquidity and Capital Resources—Senior Notes” for additional information on the 2027 Notes.

Amended Credit Agreement— On April 19, 2019, we entered into the third amendment to third amended and restated credit agreement which, among other things, extended the maturity date from April 30, 2020 to April 29, 2022 and reduced by 0.25% the applicable rate under the existing revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit.  See Note 9 of Notes to Consolidated Financial Statements for additional information.

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

As of June 30, 2019, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	295
Commissioned agents	252
Lessee dealers	226
Contract dealers	794
Total	1,567

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to Global Partners LP	$14,489	$6,413	$21,615	$65,455
EBITDA (1)(2)	$63,970	$53,064	$122,011	$158,757
Adjusted EBITDA (1)(2)	$62,842	$56,097	$121,436	$163,657
Distributable cash flow (3)(4)	$28,116	$21,000	$55,876	$100,770
Wholesale Segment:
Volume (gallons)	1,054,285	786,949	2,062,185	1,667,207
Sales
Gasoline and gasoline blendstocks	$1,634,618	$1,247,949	$2,640,323	$2,021,319
Crude oil (5)	28,535	26,969	42,528	58,404
Other oils and related products (6)	341,375	343,548	1,030,883	1,092,575
Total	$2,004,528	$1,618,466	$3,713,734	$3,172,298
Product margin
Gasoline and gasoline blendstocks	$29,384	$23,450	$56,374	$48,837
Crude oil (5)	(798)	5,418	(7,024)	10,491
Other oils and related products (6)	9,415	9,615	23,495	26,302
Total	$38,001	$38,483	$72,845	$85,630
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	411,016	394,724	790,750	757,183
Sales
Gasoline	$1,025,669	$1,086,078	$1,855,841	$1,978,377
Station operations (7)	120,526	100,369	225,185	187,974
Total	$1,146,195	$1,186,447	$2,081,026	$2,166,351
Product margin
Gasoline	$87,874	$76,954	$175,299	$147,099
Station operations (7)	57,552	48,680	108,512	92,214
Total	$145,426	$125,634	$283,811	$239,313
Commercial Segment:
Volume (gallons)	183,250	155,493	374,756	299,676
Sales	$356,817	$321,662	$692,406	$590,817
Product margin	$4,546	$5,809	$11,004	$11,046
Combined sales and product margin:
Sales	$3,507,540	$3,126,575	$6,487,166	$5,929,466
Product margin (8)	$187,973	$169,926	$367,660	$335,989
Depreciation allocated to cost of sales	(20,830)	(20,665)	(43,673)	(42,398)
Combined gross profit	$167,143	$149,261	$323,987	$293,591

GDSO portfolio as of June 30, 2019 and 2018:	2019	2018
Company operated	295	256
Commissioned agents	252	264
Lessee dealers	226	226
Contract dealers	794	699
Total GDSO portfolio	1,567	1,445

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weather conditions:
Normal heating degree days	784	784	3,654	3,654
Actual heating degree days	653	792	3,377	3,513
Variance from normal heating degree days	(17)%	1%	(8)%	(4)%
Variance from prior period actual heating degree days	(18)%	3%	(4)%	3%

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

EBITDA and Adjusted EBITDA for the six months ended June 30, 2018 include a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 1 of Notes to Consolidated Financial Statements for additional information).

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

(4)

Distributable cash flow includes a net gain (loss) on sale and disposition of assets of $1.1 million and ($3.0 million) for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and ($4.9 million) for the six months ended June 30, 2019 and 2018, respectively.  Excluding the loss on sale and disposition of assets, distributable cash flow would have been $27.0 million and $24.0 million for the three months ended June 30, 2019 and 2018, respectively, and $55.3 million and $105.7 million for the six months ended June 30, 2019 and 2018, respectively.  For the six months ended June 30, 2018, distributable cash flow includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit.

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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$14,371	$6,022	$21,165	$64,697
Net loss attributable to noncontrolling interest	118	391	450	758
Net income attributable to Global Partners LP	14,489	6,413	21,615	65,455
Depreciation and amortization, excluding the impact of noncontrolling interest	25,977	25,054	53,912	51,173
Interest expense, excluding the impact of noncontrolling interest	23,066	21,613	46,022	43,058
Income tax expense (benefit)	438	(16)	462	(929)
EBITDA (1)	63,970	53,064	122,011	158,757
Net (gain) loss on sale and disposition of assets	(1,128)	3,033	(575)	4,900
Adjusted EBITDA (1)	$62,842	$56,097	$121,436	$163,657

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$53,545	$87,488	$(33,492)	$(16,226)
Net changes in operating assets and liabilities and certain non-cash items	(13,069)	(56,124)	108,967	132,747
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(10)	103	52	107
Interest expense, excluding the impact of noncontrolling interest	23,066	21,613	46,022	43,058
Income tax expense (benefit)	438	(16)	462	(929)
EBITDA (1)	63,970	53,064	122,011	158,757
Net (gain) loss on sale and disposition of assets	(1,128)	3,033	(575)	4,900
Adjusted EBITDA (1)	$62,842	$56,097	$121,436	$163,657

(1)

EBITDA and Adjusted EBITDA for the six months ended June 30, 2018 include a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 1 of Notes to Consolidated Financial Statements for additional information).

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Reconciliation of net income to distributable cash flow:
Net income	$14,371	$6,022	$21,165	$64,697
Net loss attributable to noncontrolling interest	118	391	450	758
Net income attributable to Global Partners LP	14,489	6,413	21,615	65,455
Depreciation and amortization, excluding the impact of noncontrolling interest	25,977	25,054	53,912	51,173
Amortization of deferred financing fees and senior notes discount	1,600	1,717	3,327	3,430
Amortization of routine bank refinancing fees	(890)	(1,022)	(1,912)	(2,044)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(13,060)	(11,162)	(21,066)	(17,244)
Distributable cash flow (1)(2)	28,116	21,000	55,876	100,770
Distributions to Series A preferred unitholders (3)	(1,682)	—	(3,364)	—
Distributable cash flow after distributions to Series A preferred unitholders	$26,434	$21,000	$52,512	$100,770

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$53,545	$87,488	$(33,492)	$(16,226)
Net changes in operating assets and liabilities and certain non-cash items	(13,069)	(56,124)	108,967	132,747
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(10)	103	52	107
Amortization of deferred financing fees and senior notes discount	1,600	1,717	3,327	3,430
Amortization of routine bank refinancing fees	(890)	(1,022)	(1,912)	(2,044)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(13,060)	(11,162)	(21,066)	(17,244)
Distributable cash flow (1)(2)	28,116	21,000	55,876	100,770
Distributions to Series A preferred unitholders (3)	(1,682)	—	(3,364)	—
Distributable cash flow after distributions to Series A preferred unitholders	$26,434	$21,000	$52,512	$100,770

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.

(2)

Distributable cash flow includes a net gain  (loss) on sale and disposition of assets of $1.1 million and ($3.0 million) for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and ($4.9 million) for the six months ended June 30, 2019 and 2018, respectively.  Excluding the loss on sale and disposition of assets, distributable cash flow would have been $27.0 million and $24.0 million for the three months ended June 30, 2019 and 2018, respectively, and $55.3 million and $105.7 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2018, distributable cash flow includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit.

(3)

Distributions to Series A preferred unitholders represent the distributions earned by the preferred unitholders during the period.  Distributions on the Series A Preferred Units are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2018.

Consolidated Sales

Our total sales were $3.5 billion and $3.1 billion for the three months ended June 30, 2019 and 2018, respectively, an increase of $0.4 billion, or 12%, due to an increase in volume sold.  Our aggregate volume of product sold was 1.6 billion gallons and 1.3 billion gallons for the three months ended June 30, 2019 and 2018, respectively.  The increase of 0.3 billion gallons in volume sold includes increases of 267 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks,  28 million gallons in our Commercial segment and 16 million gallons in our GDSO segment.

Our total sales were $6.5 billion and $5.9 billion for the six months ended June 30, 2019 and 2018, respectively, an increase of $0.6 billion, or 10%, due to an increase in volume sold.  Our aggregate volume of product sold was 3.2 billion gallons and 2.7 billion gallons for the six months ended June 30, 2019 and 2018, respectively.  The increase of 0.5 billion gallons in volume sold includes increases of 395 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks, 75 million gallons in our Commercial segment and 34 million gallons in our GDSO segment.

Gross Profit

Our gross profit was $167.1 million and $149.3 million for three months ended June 30, 2019 and 2018, respectively, an increase of $17.8 million, or 12%, primarily due to the acquisitions of Champlain and Cheshire in July 2018 (collectively our “Recent Acquisitions”) and to higher fuel margins (cents per gallon).  The increase in gross profit was offset by a decline in crude oil product margin in our Wholesale segment, primarily due to $10.9 million in revenue recognized in the second quarter of 2018 related to a take-or-pay contract with one particular customer which was not recognized for the same period in 2019 as that contract expired in June 2018.

Our gross profit was $324.0 million and $293.6 million for six months ended June 30, 2019 and 2018, respectively, an increase of $30.4 million, or 10%, primarily due to our Recent Acquisitions and to higher fuel margins (cents per gallon).  The increase in gross profit was offset by a decline in crude oil product margin in our Wholesale segment, primarily due to $21.6 million in revenue recognized in the first six months of 2018 related to a take-or-pay contract with one particular customer which was not recognized for the same period in 2019 as that contract expired in June 2018.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $1.6 billion and $1.2 billion for the three months ended June 30, 2019 and 2018, respectively, an increase of $0.4 billion, or 31%, due to an increase in volume sold.  Our gasoline and gasoline blendstocks product margin was $29.4 million and $23.4 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $6.0 million, or 25%, primarily due to more favorable market conditions.

Sales from wholesale gasoline and gasoline blendstocks were $2.6 billion and $2.0 billion for the six months ended June 30, 2019 and 2018, respectively, an increase of $0.6 billion, or 30%, due to an increase in volume sold.  Our gasoline and gasoline blendstocks product margin was $56.4 million and $48.8 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $7.6 million, or 15%, primarily due to more favorable market conditions.

Crude Oil.  Crude oil sales and logistics revenues were $28.5 million and $27.0 million for the three months ended June 30, 2019 and 2018,  respectively, an increase of  $1.5 million, or 6%, due to an increase in volume sold,  partially offset by the decrease in take-or-pay contract revenue.  Our crude oil product margin was ($0.8 million) and $5.4 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $6.2 million, or 115%.  Our product margin for the second quarter of 2018 was positively impacted by $10.9 million in revenue recognized related to a take-or-pay contract with one particular customer which was not recognized for the same period in 2019 as that contract expired in June 2018.

Crude oil sales and logistics revenues were $42.5 million and $58.4 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $15.9 million, or 27%, primarily due to the decrease in take-or-pay contract revenue and to a decrease in prices, partially offset by an increase in volume sold.  Our crude oil product margin was ($7.0 million) and $10.5 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $17.5 million, or 167%.  Our product margin for the first six months of 2018 was positively impacted by $21.6 million in revenue recognized related to a take-or-pay contract with one particular customer which was not recognized for the same period in 2019 as that contract expired in June 2018.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.3 billion for each of the three months ended June 30, 2019 and 2018, decreasing $2.2 million.  Our product margin from other oils and related products was $9.4 million and $9.6 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $0.2 million, or 2%, primarily due to less favorable market conditions in residual oil, partially offset by improved margins in distillates.

Sales from other oils and related products were $1.0 billion and $1.1 billion for the six months ended June 30, 2019 and 2018, respectively, decreasing $61.7 million or 6%, primarily due to a decrease in volume sold.  Our product margin from other oils and related products was $23.5 million and $26.3 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $2.8 million, or 11%, primarily due to less favorable market conditions in residual oil during the second quarter.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $1.0 billion and $1.1 billion for the three months ended June 30, 2019 and 2018, respectively, decreasing $60.4 million or 6%, due to a decrease in prices.  Our product margin from gasoline distribution was $87.8 million and $76.9 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $10.9 million, or 14%, due to higher fuel margins (cents per gallon) and to the Recent Acquisitions.

Sales from gasoline distribution were $1.8 billion and $1.9 billion for the six months ended June 30, 2019 and 2018, respectively, a decrease of $0.1 billion, or 6%, due to a decrease in prices.  Our product margin from gasoline distribution was $175.3 million and $147.1 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $28.2 million, or 19%, due to higher fuel margins (cents per gallon) and to the Recent Acquisitions.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $120.5 million and $100.4 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $20.1 million, or 20%.  Our product margin from station operations was $57.6 million and $48.7 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $8.9 million, or 18%,  primarily due to our Recent Acquisitions.

Sales from our station operations were $225.2 million and $188.0 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $37.2 million, or 20%.  Our product margin from station operations was $108.5 million and $92.2 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $16.3 million, or 18%, primarily due to our Recent Acquisitions.

Results for Commercial Segment

Our commercial sales were $356.8 million and $321.7 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $35.1 million, or 11%, due to an increase in volume sold.  Our commercial product margin was $4.5 million and $5.8 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $1.3 million, or 22%, primarily due to a decrease in bunkering activity.

Our commercial sales were $692.4 million and $590.8 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $101.6 million, or 17%, due to an increase in volume sold.  Our commercial product margin was $11.0 million for each of the six months ended June 30, 2019 and 2018.

Selling, General and Administrative Expenses

SG&A expenses were $41.0 million and $40.0 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $1.0 million, or 3%, including an increase of $2.8 million in wages and benefits in part to support our GDSO business,  partially offset by decreases of $0.5 million in advertising expenses and $1.3 million in various other SG&A expenses.

SG&A expenses were $82.1 million and $79.3 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $2.8 million, or 3%, including increases of $5.0 million in wages and benefits in part to support our GDSO business,  $0.6 million in license fees and $0.5 million in professional fees,  partially offset by decreases of $0.5 million in advertising expenses and $2.8 million in various other SG&A expenses.

Operating Expenses

Operating expenses were $86.4 million and $76.2 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $10.2 million, or 13%.  The increase was primarily due to increases of $8.3 million associated with our GDSO operations, largely due to our Recent Acquisitions,  and $1.9 million associated with our terminal operations.

Operating expenses were $169.4 million and $150.3 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $19.1 million, or 13%.  The increase was primarily due to increases of $17.6 million associated with our GDSO operations, largely due to our Recent Acquisitions, and $1.5 million associated with our terminal operations.

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

Lease Exit and Termination Gain

During the six months ended June 30, 2019, we were released from certain of our obligations to provide future railcar storage, freight, insurance and other services for railcars under a fleet management services agreement associated with our 2016 voluntary termination of a railcar sublease.  The release of certain obligations resulted in a $0.5 million reduction of the remaining accrued incremental costs, which benefit is included in lease exit and termination gain in the accompanying statements of operations for the six months ended June 30, 2019.

Amortization Expense

Amortization expense related to intangible assets was $2.9 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, and $5.9 million and $4.9 million for the six months ended June 30, 2019 and 2018, respectively.  The increases of $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively, were primarily due to the intangibles acquired from Champlain.

Net Gain (Loss) on Sale and Disposition of Assets

Net gain (loss) on sale and disposition of assets was $1.1 million and ($3.0 million) for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and ($4.9 million) for the six months ended June 30, 2019 and 2018, respectively, primarily due to the sale of GDSO sites.

Interest Expense

Interest expense was $23.1 million and $21.6 million for the three months ended June 30, 2019 and 2018, respectively, and $46.0 million and $43.0 million for the six months ended June 30, 2019 and 2018, respectively.  The increases of $1.5 million, or 7%, and $3.0 million, or 7%, for the three and six months ended June 30, 2019, respectively, were primarily due to higher average balances on our credit facilities due to higher inventory levels and our Recent Acquisitions, higher interest rates and a $0.2 million write-off of a portion of our deferred financing fees associated with the amendment of our credit agreement in April 2019.

Income Tax (Expense) Benefit

Income tax expense was ($0.4 million) and ($0.5 million) for the three and six months ended June 30, 2019, respectively.  Income tax benefit was immaterial for the three months ended June 30, 2018 and $0.9 million for the six months ended June 30, 2018.  The income tax (expense) benefit recognized primarily reflects the income tax (expense) benefit from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to the noncontrolling interest was  $0.1 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively, which represents the 40% noncontrolling ownership of the net loss reported.

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

Working capital was $230.2 million and $292.2 million at June 30, 2019 and December 31, 2018, respectively, a decrease of $62.0 million, primarily due to increases of $102.8 million in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year, and  $70.1 million in the current portion of our lease liability related to the adoption of ASC 842 (see Note 2 of Notes to Consolidated Financial Statements) for a total decrease in working capital of $172.9 million.  The decrease in working capital was offset by increases of $39.6 million and $39.1 million in inventories and accounts receivable, respectively, due to an increase in prices, and decreases of $34.3 million in accrued expenses and other current liabilities, in part due to a decrease in accrued incentive compensation, and $25.9 million in accounts payable, in part due to the change in activity as we exited the heating season.

Cash Distributions

Common Units

During 2019, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2019	$17.3 million	Fourth quarter 2018
May 15, 2019	$17.7 million	First quarter 2019

In addition, on July 26, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.5150 per unit ($2.06 per unit on an annualized basis) on all of our outstanding common units for the period from April 1, 2019 through June 30, 2019 to our common unitholders of record as of the close of business August 9, 2019.  We expect to pay the total cash distribution of approximately $17.9 million on August 14, 2019.

Preferred Units

During 2019, we paid the following cash distributions to holders of the Series A Preferred Units:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Covering
February 15, 2019	$1.7 million	November 15, 2018 - February 14, 2019
May 15, 2019	$1.7 million	February 15 - May 14, 2019

In addition, on July 22, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on our Series A Preferred Units for the period from May 15, 2019 through August 14, 2019 to our preferred unitholders of record as of the opening of business on August 1, 2019.  We expect to pay the total cash distribution of approximately $1.7 million on August 15, 2019.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at June 30, 2019 were as follows (in thousands):

	Payments Due by Period
	Remainder of				2023 and
Contractual Obligations	2019	2020	2021	2022	Thereafter	Total
Credit facility obligations (1)	$219,214	$162,305	$162,305	$52,510	$—	$596,334
Senior notes obligations (2)	22,219	44,438	44,438	407,719	310,500	829,314
Operating lease obligations (3)	48,059	79,090	69,482	50,447	136,650	383,728
Other long-term liabilities (4)	16,711	26,418	24,078	20,826	60,315	148,348
Financing obligations (5)	7,440	15,094	15,426	15,766	121,177	174,903
Total	$313,643	$327,345	$315,729	$547,268	$628,642	$2,132,627

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2019 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 29, 2022 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

(2)

Includes principal and interest on our senior notes.  No principal payments are required prior to maturity.  See Note 7 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on our senior notes.  On July 31, 2019, we issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 and used a portion of the proceeds from the offering to fund the purchase of our 6.25% senior notes due 2022.  See “—Liquidity and Capital Resources—Senior Notes” for additional information.

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

(5)

Includes lease rental payments in connection with (i) the acquisition of Capitol related to properties previously sold by Capitol in two sale-leaseback transactions; and (ii) the sale of real property assets at 30 gasoline stations and convenience stores.  These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation.  See Note 9 of Notes to Consolidated Financial Statement for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $21.1 million and $17.2 million in maintenance capital expenditures for the six months ended June 30, 2019 and 2018, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $19.7 million and $14.7 million for the six months ended June 30, 2019 and 2018, respectively, are related to our investments in our gasoline station business.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

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

We had approximately $8.9 million and $9.9 million in expansion capital expenditures for the six months ended June 30, 2019 and 2018, respectively,  which are included in capital expenditures in the accompanying consolidated statements of cash flows and are primarily related to investments in our gasoline station business.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash used in operating activities	$(33,492)	$(16,226)
Net cash used in investing activities	$(20,561)	$(19,927)
Net cash provided by financing activities	$56,378	$28,777

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash used in operating activities was $33.5 million and $16.2 million for the six months ended June 30, 2019 and 2018, respectively, for a period-over-period decrease in cash flow from operating activities of $17.3 million.  For the six months ended June 30,  2018, cash flow from operating activities was not impacted by the non-cash gain of $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax

Credit.  This gain was included in net income and offset by the corresponding decrease in the liability (see Note 1 of Notes to Consolidated Financial Statements). The primary drivers of the changes in operating activities include the following (in thousands):

	Six Months Ended		Period over
	June 30,		Period
	2019	2018	Change
Increase in accounts receivable	$(39,467)	$(6,412)	$(33,055)
(Increase) decrease in inventories	$(40,009)	$12,007	$(52,016)
Decrease in accounts payable	$(25,852)	$(56,644)	$30,792
Increase (decrease) in change in derivatives	$25,408	$(7,909)	$33,317

For the six months ended June 30, 2019, the increases in accounts receivable and inventories were primarily due to an increase in prices.  The decrease in accounts payable was due in part to carrying lower levels of inventory, partly due to the change in activity as we exited the heating season.  The decrease in cash flow from operating activities was also impacted by the year-over-year change in derivatives of $33.3 million due to market direction.

For the six months ended June 30, 2018, the increase in accounts receivable was in part due to an increase in prices.  The decreases in inventories and account payable were primarily due to the change in activity as we exited the heating season and to reduced inventory volume.

Investing Activities

Net cash used in investing activities was $20.6 million for the six months ended June 30, 2019  and included $21.1 million in maintenance capital expenditures,  $8.9 million in expansion capital expenditures and $0.6 million in seller note issuances, offset by $10.0 million in proceeds from the sale of property and equipment.  The seller note issuances represent notes we received from buyers in connection with the sale of certain of our gasoline stations.

Net cash used in investing activities was $19.9 million for the six months ended June 30, 2018 and included $17.2 million in maintenance capital expenditures and $9.9 million in expansion capital expenditures, offset by $7.2 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the six months ended June 30, 2019 and 2018.

Financing Activities

Net cash provided by financing activities was $56.4 million for the six months ended June 30, 2019 and primarily included $102.8 million in net borrowing from our working capital revolving credit facility primarily due to the increase in inventories and accounts receivable, offset by $38.4 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner and $8.0 million in net payments on our revolving credit facility.

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

The average interest rates for the credit agreement were 4.5% and 4.1% for the three months ended June 30, 2019 and 2018, respectively, and 4.6% and 4.0% for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, we had total borrowings outstanding under the credit agreement of $568.1 million, including $212.0 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $47.5 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $684.4 million and $770.7 million at June 30, 2019 and December 31, 2018, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at June 30, 2019.   The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on the credit agreement.

Senior Notes

We had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at June 30, 2019.  Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on these senior notes.  On July 31, 2019, the Issuers issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 to the 2027 Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act.  The 2027 Notes were resold by the 2027 Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.  We used the net proceeds from the offering to fund the purchase of our 2022 Notes in a tender and to repay a portion of the borrowings outstanding under our credit agreement.

On July 31, 2019, the Issuers delivered a Notice of Full Redemption for all of the outstanding 2022 Notes to Deutsche Bank Trust Company Americas, as trustee.  The redemption of the 2022 Notes is expected to occur on August 30, 2019.

2027 Note Indenture

In connection with the private placement of the 2027 Notes on July 31, 2019, the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, entered into an indenture (the “2027 Notes Indenture”).

The 2027 Notes will mature on August 1, 2027 with interest accruing at a rate of 7.00% per annum and payable semi-annually in arrears on August 1 and February 1 of each year, commencing February 1, 2020.  The 2027 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2027 Notes Indenture.  Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2027 Notes may declare the 2027 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of ours that is a significant subsidiary or any group of our restricted subsidiaries that, taken together, would constitute a significant subsidiary of ours, will automatically cause the 2027 Notes to become due and payable.

The Issuers will have the option to redeem up to 35% of the 2027 Notes prior to August 1, 2022 at a redemption price (expressed as a percentage of principal amount) of 107% plus accrued and unpaid interest, if any.  The Issuers will have the option to redeem the 2027 Notes, in whole or in part, at any time on or after August 1, 2022, at the redemption prices of 103.500% for the twelve-month period beginning on August 1, 2022, 102.333% for the twelve-month period beginning August 1, 2023, 101.167% for the twelve-month period beginning August 1, 2024, and 100% beginning on August 1, 2025 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption.  In addition, before August 1, 2022, the Issuers may redeem all or any part of the 2027 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date.  The holders of the 2027 Notes may require the Issuers to repurchase the 2027 Notes following certain asset sales or a Change of Control (as defined in the 2027 Notes Indenture) at the prices and on the terms specified in the 2027 Notes Indenture.

The 2027 Notes Indenture contains covenants that will limit our ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by our subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities.  Events of default under the 2027 Notes Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 2027 Notes, (ii) breach of our covenants under the 2027 Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of ours or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

2027 Notes Registration Rights Agreement

On July 31, 2019, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “2027 Notes Registration Rights Agreement”) with the 2027 Notes Initial Purchasers in connection with the Issuers’ private placement of the 2027 Notes.  Under the 2027 Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors have agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 2027 Notes for an issue of notes with terms identical to the 2027 Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 2027 Notes Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by September 23, 2020.  Under specified circumstances, the Issuers and the subsidiary guarantors have also agreed to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2027 Notes.  If the exchange offer is not completed on or before September 23, 2020, the annual interest rate borne by the 2027 Notes will be increased by 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective (or automatically becomes effective).

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million was recorded for each of the three months ended June 30, 2019 and 2018, and $4.7 million was recorded for each of the six months ended June 30, 2019 and 2018, which is included in interest expense in the accompanying consolidated statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.4 million for each of the three months ended June 30, 2019 and 2018, and $4.9 million and $4.8 million for the six months ended June 30, 2019 and 2018, respectively.  The financing obligation balance outstanding at June 30, 2019 was $87.3 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated.  We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for each of the three months ended June 30, 2019 and 2018, and $2.2 million for each of the six months ended June 30, 2019 and 2018.  The financing obligation balance outstanding at June 30, 2019 was $62.4 million associated with the Sale-Leaseback Transaction.

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

As of June 30, 2019, we had total borrowings outstanding under our credit agreement of $568.1 million.  Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.7 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At June 30, 2019, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30,	Effect of 10%	Effect of 10%
	2019	Price Increase	Price Decrease
Exchange traded derivative contracts	$(7,658)	$(26,704)	$26,704
Forward derivative contracts	(3,512)	(8,997)	8,997
Total	$(11,170)	$(35,701)	$35,701

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2019.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $19.9 million at June 30, 2019.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is included in Note 20 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which, as updated below, could materially affect our business, financial condition or future results.

Tax Risks

The tax treatment of publicly traded partnerships or an investment in our units generally could be negatively impacted by future legislative, judicial or administrative changes in applicable tax laws or differing interpretations thereof, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units, may be negatively impacted by future administrative, legislative or judicial changes or differing interpretations thereof at any time.  For example, from time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships.  For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019.  If enacted, this proposal would, among other things, repeal Section 7704(d)(1)(E) of the Internal Revenue Code upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.  In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships.  There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of such laws in a manner that could impact our ability to qualify as a publicly traded partnership in the future.  Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.  We are unable to predict whether any changes or other proposals will ultimately be enacted.

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

Indenture, dated July 31, 2019, among the Issuers, the Guarantors and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 31, 2019).

4.4	—

Registration Rights Agreement, dated July 31, 2019, among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 31, 2019).

10.1	—

Purchase Agreement, dated July 24, 2019, among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2019).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 8, 2019		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2019		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)