Form 10-Q
period 2019-09-30
GLOBAL PARTNERS LP
filed 2019-11-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Perpetual Preferred Units representing limited partner interests

The issuer had 33,995,563 common units outstanding as of November 5, 2019.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,780	$8,121
Accounts receivable, net	335,752	334,777
Accounts receivable—affiliates	7,432	5,435
Inventories	393,695	386,442
Brokerage margin deposits	24,716	14,766
Derivative assets	9,198	26,390
Prepaid expenses and other current assets	94,809	98,977
Total current assets	871,382	874,908
Property and equipment, net	1,101,608	1,132,632
Right of use assets, net	299,000	—
Intangible assets, net	49,477	58,532
Goodwill	324,744	327,406
Other assets	32,034	30,813
Total assets	$2,678,245	$2,424,291
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$310,368	$308,979
Working capital revolving credit facility—current portion	102,900	103,300
Lease liability—current portion	65,273	—
Environmental liabilities—current portion	6,092	6,092
Trustee taxes payable	35,637	42,613
Accrued expenses and other current liabilities	92,390	117,274
Derivative liabilities	7,908	4,494
Total current liabilities	620,568	582,752
Working capital revolving credit facility—less current portion	150,000	150,000
Revolving credit facility	197,000	220,000
Senior notes	690,103	664,455
Long-term lease liability—less current portion	243,654	—
Environmental liabilities—less current portion	54,512	57,132
Financing obligations	149,526	149,997
Deferred tax liabilities	43,243	42,856
Other long-term liabilities	47,892	57,905
Total liabilities	2,196,498	1,925,097
Partners’ equity
Global Partners LP equity:
Series A preferred limited partners (2,760,000 units issued and outstanding at September 30, 2019 and December 31, 2018)	67,226	67,226
Common limited partners (33,995,563 units issued and 33,865,892 outstanding at September 30, 2019 and 33,995,563 units issued and 33,751,435 outstanding at December 31, 2018)	418,205	437,874
General partner interest (0.67% interest with 230,303 equivalent units outstanding at September 30, 2019 and December 31, 2018)	(2,521)	(2,509)
Accumulated other comprehensive loss	(2,389)	(5,260)
Total Global Partners LP equity	480,521	497,331
Noncontrolling interest	1,226	1,863
Total partners’ equity	481,747	499,194
Total liabilities and partners’ equity	$2,678,245	$2,424,291

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales	$3,245,653	$3,468,835	$9,732,819	$9,398,301
Cost of sales	3,057,884	3,333,861	9,221,063	8,969,736
Gross profit	187,769	134,974	511,756	428,565
Costs and operating expenses:
Selling, general and administrative expenses	45,333	42,127	127,391	121,447
Operating expenses	87,827	83,776	257,222	234,043
Gain on trustee taxes	—	—	—	(52,627)
Lease exit and termination gain	—	(3,506)	(493)	(3,506)
Amortization expense	2,766	3,079	8,719	7,984
Net loss (gain) on sale and disposition of assets	323	940	(252)	5,840
Goodwill and long-lived asset impairment	643	414	643	414
Total costs and operating expenses	136,892	126,830	393,230	313,595
Operating income	50,877	8,144	118,526	114,970
Interest expense	(22,091)	(22,579)	(68,113)	(65,637)
Loss on early extinguishment of debt	(13,080)	—	(13,080)	—
Income (loss) before income tax (expense) benefit	15,706	(14,435)	37,333	49,333
Income tax (expense) benefit	(813)	(29)	(1,275)	900
Net income (loss)	14,893	(14,464)	36,058	50,233
Net loss attributable to noncontrolling interest	187	384	637	1,142
Net income (loss) attributable to Global Partners LP	15,080	(14,080)	36,695	51,375
Less: General partner’s interest in net income (loss), including incentive distribution rights	395	(27)	1,065	479
Less: Series A preferred limited partner interest in net income	1,682	1,009	5,046	1,009
Net income (loss) attributable to common limited partners	$13,003	$(15,062)	$30,584	$49,887
Basic net income (loss) per common limited partner unit	$0.38	$(0.44)	$0.91	$1.48
Diluted net income (loss) per common limited partner unit	$0.38	$(0.44)	$0.89	$1.47
Basic weighted average common limited partner units outstanding	33,865	34,114	33,791	33,680
Diluted weighted average common limited partner units outstanding	34,266	34,114	34,255	33,894

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$14,893	$(14,464)	$36,058	$50,233
Other comprehensive income:
Change in fair value of cash flow hedges	—	(67)	—	156
Change in pension liability	391	568	2,871	550
Total other comprehensive income	391	501	2,871	706
Comprehensive income (loss)	15,284	(13,963)	38,929	50,939
Comprehensive loss attributable to noncontrolling interest	187	384	637	1,142
Comprehensive income (loss) attributable to Global Partners LP	$15,471	$(13,579)	$39,566	$52,081

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$36,058	$50,233
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	81,544	79,410
Amortization of deferred financing fees	3,777	4,029
Amortization of leasehold interests	336	254
Amortization of senior notes discount	902	1,121
Bad debt expense	517	425
Unit-based compensation expense	1,666	3,513
Write-off of financing fees	188	—
Gain on trustee taxes	—	(52,627)
Net (gain) loss on sale and disposition of assets	(252)	5,840
Goodwill and long-lived asset impairment	643	414
Loss on early extinguishment of debt	13,080	—
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	(1,492)	9,301
Accounts receivable-affiliate	(1,997)	(1,537)
Inventories	(7,724)	(124,537)
Broker margin deposits	(9,950)	(5,545)
Prepaid expenses, all other current assets and other assets	620	(6,775)
Accounts payable	1,389	23,118
Trustee taxes payable	(6,976)	(19,960)
Change in derivatives	20,606	(3,205)
Accrued expenses, all other current liabilities and other long-term liabilities	(23,410)	(9,374)
Net cash provided by (used in) operating activities	109,525	(45,902)
Cash flows from investing activities
Acquisitions	—	(171,824)
Capital expenditures	(52,494)	(43,461)
Seller note issuances	(640)	(3,062)
Proceeds from sale of property and equipment	11,994	14,930
Net cash used in investing activities	(41,140)	(203,417)
Cash flows from financing activities
Net proceeds from issuance of Series A preferred units	—	66,366
Net (payments on) borrowings from working capital revolving credit facility	(400)	181,000
Net (payments on) borrowings from revolving credit facility	(23,000)	48,200
Proceeds from senior notes, net	392,602	—
Repayment of senior notes	(381,886)	—
LTIP units withheld for tax obligations	(646)	(806)
Distributions to limited partners and general partner	(57,396)	(47,848)
Net cash (used in) provided by financing activities	(70,726)	246,912
Cash and cash equivalents
Decrease in cash and cash equivalents	(2,341)	(2,407)
Cash and cash equivalents at beginning of period	8,121	14,858
Cash and cash equivalents at end of period	$5,780	$12,451
Supplemental information
Cash paid during the period for interest	$39,830	$37,583

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
For the three and nine months ended September 30, 2019	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2018	$67,226	$437,874	$(2,509)	$(5,260)	$1,863	$499,194
Net income (loss)	1,682	5,140	304	—	(332)	6,794
Distributions to limited partners and general partner	(1,682)	(16,998)	(317)	—	—	(18,997)
Unit-based compensation	—	795	—	—	—	795
Other comprehensive income	—	—	—	1,744	—	1,744
LTIP units withheld for tax obligations	—	(8)	—	—	—	(8)
Balance at March 31, 2019	$67,226	$426,803	$(2,522)	$(3,516)	$1,531	$489,522
Net income (loss)	1,682	12,441	366	—	(118)	14,371
Distributions to limited partners and general partner	(1,682)	(17,338)	(373)	—	—	(19,393)
Unit-based compensation	—	795	—	—	—	795
Other comprehensive income	—	—	—	736	—	736
LTIP units withheld for tax obligations	—	(24)	—	—	—	(24)
Balance at June 30, 2019	$67,226	$422,677	$(2,529)	$(2,780)	$1,413	$486,007
Net income (loss)	1,682	13,003	395	—	(187)	14,893
Distributions to limited partners and general partner	(1,682)	(17,508)	(387)	—	—	(19,577)
Unit-based compensation	—	76	—	—	—	76
Other comprehensive income	—	—	—	391	—	391
LTIP units withheld for tax obligations	—	(614)	—	—	—	(614)
Dividends on repurchased units	—	571	—	—	—	571
Balance at September 30, 2019	$67,226	$418,205	$(2,521)	$(2,389)	$1,226	$481,747

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
For the three and nine months ended September 30, 2018	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2017	$—	$399,399	$(2,978)	$(5,468)	$3,365	$394,318
Net income (loss)	—	58,646	396	—	(367)	58,675
Distributions to limited partners and general partner	—	(15,723)	(106)	—	—	(15,829)
Unit-based compensation	—	1,237	—	—	—	1,237
Other comprehensive income	—	—	—	(142)	—	(142)
Dividends on repurchased units	—	135	—	—	—	135
Balance at March 31, 2018	$—	$443,694	$(2,688)	$(5,610)	$2,998	$438,394
Net income (loss)	—	6,303	110	—	(391)	6,022
Distributions to limited partners and general partner	—	(15,723)	(106)	—	—	(15,829)
Unit-based compensation	—	1,048	—	—	—	1,048
Other comprehensive income	—	—	—	347	—	347
Balance at June 30, 2018	$—	$435,322	$(2,684)	$(5,263)	$2,607	$429,982
Issuance of Series A preferred units	66,366	—	—	—	—	66,366
Net income (loss)	1,009	(15,062)	(27)	—	(384)	(14,464)
Distributions to limited partners and general partner	—	(16,149)	(176)	—	—	(16,325)
Unit-based compensation	—	1,228	—	—	—	1,228
Other comprehensive income	—	—	—	501	—	501
LTIP units withheld for tax obligation	—	(806)	—	—	—	(806)
Balance at September 30, 2018	$67,375	$404,533	$(2,887)	$(4,762)	$2,223	$466,482

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores.  As of September 30, 2019, the Partnership had a portfolio of 1,566 owned, leased and/or supplied gasoline stations, including 295 directly operated convenience stores, primarily in the Northeast.  The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of September 30, 2019, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,403,699 common units, representing a 21.8% limited partner interest.

2019 Events

2027 Notes Offering and 2022 Notes Tender Offer and Redemption— On July 31, 2019, the Partnership and GLP Finance Corp. (the “Issuers”) issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 (the “2027 Notes”) to several initial purchasers (the “2027 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”).  The Partnership used the net proceeds from the offering to fund the repurchase of its 6.25% senior notes due 2022 (the “2022 Notes”) in a tender offer and to repay a portion of the borrowings outstanding under its credit agreement.

On July 31, 2019, the Issuers delivered a Notice of Full Redemption for all of the outstanding 2022 Notes to Deutsche Bank Trust Company Americas, as trustee.  The redemption of the 2022 Notes occurred on August 30, 2019.  See Note 9, “Debt and Financing Obligations—Senior Notes” for additional information on the 2027 Notes.

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

2018 Event

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, the Partnership recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Ethanol Excise Tax Credit, which tax credit program expired in 2011.  Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 the Partnership determined that the liability was no longer required.  The recognition of this one-time income item, which is included in gain on trustee taxes in the accompanying consolidated statements of operations for the nine months ended September 30, 2018, did not impact cash flows from operations for the nine months ended September 30, 2018 or for the year ended December 31, 2018.

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2019.  The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	81%	82%	76%	75%
Crude oil sales and crude oil logistics revenue	—%	—%	1%	1%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	15%	14%	19%	21%
Convenience store sales, rental income and sundries	4%	4%	4%	3%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Wholesale segment	17%	2%	19%	18%
Gasoline Distribution and Station Operations segment	80%	95%	78%	79%
Commercial segment	3%	3%	3%	3%
Total	100%	100%	100%	100%

See Note 16, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and nine months ended September 30, 2019 and 2018.

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

The adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities of approximately $330.8 million and $340.8 million, respectively, as of January 1, 2019.  The difference between ROU asset and lease liabilities of $10.0 million is primarily associated with amounts previously recognized on the Partnership’s consolidated balance sheet under ASC 840 and is recognized net within ROU assets under ASC 842.  The standard did not materially impact the Partnership’s consolidated statement of operations for the three and nine months ended September 30, 2019 or its consolidated statement of cash flows for the nine months ended September 30, 2019.  See below for the Partnership’s updated lease policy and the required disclosures under ASC 842.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership’s leases have original contracted terms as follows:

Gasoline station and convenience store leases	1-20	years
Terminal lease arrangements	1-7	years
Dedicated storage facility leases	1-5	years
Barge and railcar equipment leases	1-10	years
Office space leases	1-12	years
Computer equipment, convenience store equipment and automobile leases	1-6	years

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

Required Disclosures Under ASC 842

The following table presents supplemental balance sheet information related to leases at September 30, 2019 (in thousands):

		September 30,
Assets:	Balance Sheet Location	2019
ROU assets - operating	Right-of-use assets, net	$299,000

Liabilities:
Current lease liability - operating	Lease liability - current portion	$65,273
Noncurrent lease liability - operating	Lease liability - less current portion	243,654
Total lease liability		$308,927

Lessee Lease Arrangements

The following table presents the components of lease cost for the periods presented (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Statement of operations location:	2019	2019
Cost of sales (a)	$12,695	$43,940
Selling, general and administrative expenses	778	2,297
Operating expenses (b)	13,368	38,176
Total lease cost	$26,841	$84,413

(a)	Includes short-term lease costs of $0.5 million and $2.1 million for the three and nine months ended September 30, 2019, respectively.
(b)

Includes variable lease cost of $2.2 million and $5.2 million for the three and nine months ended September 30, 2019, respectively, and short-term leases costs, which were immaterial for these periods.

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

The future minimum lease payments to be paid under operating leases in effect and included in the calculation of lease liabilities at September 30, 2019 were as follows (in thousands):

Remainder of 2019	$21,743
2020	81,295
2021	72,817
2022	53,824
2023	42,695
Thereafter	111,847
Total lease payments	384,221
Less imputed interest	75,294
Total lease liabilities	$308,927
Current portion	$65,273
Long-term portion	243,654
Total lease liabilities	$308,927

The future minimum lease payments include $20.3 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $0.6 million related to minimum lease payments for leases that are less than one year.

Lessor Lease Arrangements

The following table presents the components of lease revenue for the periods presented (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Statement of operations location:	2019	2019
Sales (a)(b)	$18,586	$55,298

(a)

Lease revenue includes sub-lessor rental income from leased properties of $9.8 million and $28.4 million for the three and nine months ended September 30, 2019, respectively, where the Partnership is the lessee of the property.

(b)

Includes variable lease revenue of $1.7 million and $4.6 million for the three and nine months ended September 30, 2019, respectively, and short-term lease revenue which was immaterial for each of the three and nine months ended September 30, 2019.

The future minimum lease payments to be received under operating leases in effect at September 30, 2019 were as follows (in thousands):

Remainder of 2019	$16,176
2020	49,136
2021	29,222
2022	12,986
2023	4,163
Thereafter	10,633
Total	$122,316

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Information Related to Lease Arrangements

The following table presents supplemental information related to leases as of and for the period presented (in thousands):

Nine Months Ended
September 30,
2019
Operating cash flows used for operating leases	$79,962
Right-of-use assets obtained in exchange for new lease liabilities	$30,609
Weighted average remaining non-cancellable lease term	6.1 years
Weighted average discount rate as of September 30, 2019	6.75%

Note 3.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended September 30, 2019
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$303,525	$1,010,655	$189,941	$1,504,121
Station operations	—	110,877	—	110,877
Total revenue from contracts with customers	303,525	1,121,532	189,941	1,614,998
Other sales:
Revenue originating as physical forward contracts and exchanges	1,488,245	—	123,824	1,612,069
Revenue from leases	521	18,065	—	18,586
Total other sales	1,488,766	18,065	123,824	1,630,655
Total sales	$1,792,291	$1,139,597	$313,765	$3,245,653

	Three Months Ended September 30, 2018
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$331,012	$1,110,529	$212,368	$1,653,909
Station operations	—	106,366	—	106,366
Total revenue from contracts with customers	331,012	1,216,895	212,368	1,760,275
Other sales:
Revenue originating as physical forward contracts and exchanges	1,558,138	—	131,804	1,689,942
Revenue from leases	503	18,115	—	18,618
Total other sales	1,558,641	18,115	131,804	1,708,560
Total sales	$1,889,653	$1,235,010	$344,172	$3,468,835

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2019
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$1,187,004	$2,866,496	$580,100	$4,633,600
Station operations	—	300,393	—	300,393
Total revenue from contracts with customers	1,187,004	3,166,889	580,100	4,933,993
Other sales:
Revenue originating as physical forward contracts and exchanges	4,317,457	—	426,071	4,743,528
Revenue from leases	1,564	53,734	—	55,298
Total other sales	4,319,021	53,734	426,071	4,798,826
Total sales	$5,506,025	$3,220,623	$1,006,171	$9,732,819

	Nine Months Ended September 30, 2018
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$1,091,627	$3,088,906	$574,588	$4,755,121
Station operations	—	259,373	—	259,373
Total revenue from contracts with customers	1,091,627	3,348,279	574,588	5,014,494
Other sales:
Revenue originating as physical forward contracts and exchanges	3,968,816	—	360,401	4,329,217
Revenue from leases	1,508	53,082	—	54,590
Total other sales	3,970,324	53,082	360,401	4,383,807
Total sales	$5,061,951	$3,401,361	$934,989	$9,398,301

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Partnership’s terminals. This income was recognized under ASC 842 for the three and nine months ended September 30, 2019 and under ASC 840 for the three and nine months ended September 30, 2018.

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer.  The Partnership had no contract liabilities at September 30, 2019 and December 31, 2018.  Payment terms on invoiced amounts are typically 2 to 30 days.

Note 4.    Net Income (Loss) Per Common Limited Partner Unit

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

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2019 and December 31, 2018 excludes 129,671 and  244,128 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 14).  These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted).  For the three and nine months ended September 30, 2019, the Series A Preferred Units (as defined in Note 15) are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to Series A preferred unitholders) for purposes of computing net income (loss) per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income (loss) attributable to Global Partners LP	$15,080	$14,685	$395	$—	$(14,080)	$(14,053)	$(27)	$—
Declared distribution	$18,091	$17,678	$119	$294	$16,325	$16,149	$109	$67
Assumed allocation of undistributed net loss	(3,011)	(2,993)	(18)	—	(30,405)	(30,202)	(203)	—
Assumed allocation of net income (loss)	$15,080	$14,685	$101	$294	$(14,080)	$(14,053)	$(94)	$67
Less net income attributable to Series A preferred limited partners		1,682				1,009
Net income (loss) attributable to common limited partners		$13,003				$(15,062)
Denominator:
Basic weighted average common units outstanding		33,865				34,114
Dilutive effect of phantom units		401				—
Diluted weighted average common units outstanding		34,266				34,114
Basic net income (loss) per common limited partner unit		$0.38				$(0.44)
Diluted net income (loss) per common limited partner unit		$0.38				$(0.44)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$36,695	$35,630	$1,065	$—	$51,375	$50,896	$479	$—
Declared distribution	$53,697	$52,524	$354	$819	$48,479	$48,021	$324	$134
Assumed allocation of undistributed net (loss) income	(17,002)	(16,894)	(108)	—	2,896	2,875	21	—
Assumed allocation of net income	$36,695	$35,630	$246	$819	$51,375	$50,896	$345	$134
Less net income attributable to Series A preferred limited partners		5,046				1,009
Net income attributable to common limited partners		$30,584				$49,887
Denominator:
Basic weighted average common units outstanding		33,791				33,680
Dilutive effect of phantom units		464				214
Diluted weighted average common units outstanding		34,255				33,894
Basic net income per common limited partner unit		$0.91				$1.48
Diluted net income per common limited partner unit		$0.89				$1.47

The board of directors of the General Partner declared the following quarterly cash distributions on its common units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 29, 2019	$0.5100	March 31, 2019
July 26, 2019	$0.5150	June 30, 2019
October 25, 2019	$0.5200	September 30, 2019

The board of directors of the General Partner declared the following quarterly cash distributions on its Series A Preferred Units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 19, 2019	$0.609375	February 15, 2019 - May 14, 2019
July 22, 2019	$0.609375	May 15, 2019 - August 14, 2019
October 22, 2019	$0.609375	August 15, 2019 - November 14, 2019

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Distillates: home heating oil, diesel and kerosene	$175,921	$173,403
Gasoline	109,692	93,534
Gasoline blendstocks	44,680	52,195
Crude oil	13,749	21,325
Residual oil	24,720	21,054
Propane and other	1,530	1,447
Renewable identification numbers (RINs)	1,521	1,034
Convenience store inventory	21,882	22,450
Total	$393,695	$386,442

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $3.0 million and $3.8 million at September 30, 2019 and December 31, 2018, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $19.7 million and $14.9 million at September 30, 2019 and December 31, 2018, respectively.  Exchange transactions are valued using current carrying costs.

Note 6.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2018	$327,406
Dispositions (1)	(2,662)
Balance at September 30, 2019	$324,744

(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets. See Note 8.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Buildings and improvements	$1,172,918	$1,126,645
Land	452,794	456,334
Fixtures and equipment	45,578	44,479
Idle plant assets	30,500	30,500
Construction in process	26,928	37,636
Capitalized internal use software	32,893	32,127
Total property and equipment	1,761,611	1,727,721
Less accumulated depreciation	660,003	595,089
Total	$1,101,608	$1,132,632

Property and equipment includes assets held for sale of $5.6 million and $8.1 million at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, the Partnership had a $46.2 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013.  In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol.  The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation.  Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at September 30, 2019 and December 31, 2018.

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

Evaluation of Long-Lived Asset Impairment

The Partnership recognized impairment charges relating to long-lived assets used at certain gasoline stations and convenience stores in the amounts of $0.6 million for each of the three and nine months ended September 30, 2019 and $0.4 million for each of the three and nine months ended September 30, 2018.  These assets are allocated to the GDSO segment, and the respective impairment is included in goodwill and long-lived asset impairment in the accompanying statements of operations for the three and nine months ended September 30, 2019 and 2018.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Periodic divestiture of gasoline stations	$—	$40	(142)	(183)
Strategic asset divestiture program - Real estate firm coordinated sale	275	(168)	(1,455)	987
Loss on assets held for sale	9	1,056	1,274	4,590
Other	39	12	71	446
Total	$323	$940	$(252)	$5,840

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to $0 and an immaterial loss for the three months ended September 30, 2019 and 2018, respectively, and gains of $0.1 million and $0.2 million for the nine months ended September 30,  2019 and 2018, respectively.

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

Real Estate Firm Coordinated Sales—The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites.  The Partnership sold 2 sites and 13 sites during the three and nine months ended September 30, 2019, respectively.  The Partnership recognized a loss of $0.3 million and a gain of $1.5 million on the sales of these sites for the three and nine months ended September 30, 2019,  respectively, including the derecognition of $0.4 million and $2.7 million of GDSO goodwill for these respective periods.

The Partnership recognized a gain of $0.2 million and a loss of $1.0 million on the sales of sites for the three and nine months ended September 30, 2018, respectively, including the derecognition of GDSO goodwill in the amount of $1.7 million and $3.1 million for the three and nine months ended September 30, 2018, respectively.

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

The Partnership classified 10 sites as held for sale at September 30, 2019 associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales discussed above.  Impairment charges related to these assets held for sale were immaterial for the three months ended September 30, 2019 and $1.3 million for the nine months ended September 30, 2019, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership recorded impairment charges related to assets held for sale associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales in the amount of $1.1 million and $4.6 million for the three and nine months ended September 30, 2018, respectively.

Assets held for sale of $5.6 million and $8.1 million at September 30, 2019 and December 31, 2018, respectively, are included in property and equipment in the accompanying consolidated balance sheets.  Assets held for sale are expected to be sold within the next 12 months.

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

The average interest rates for the Credit Agreement were 4.3% for each of the three months ended September 30, 2019 and 2018 and 4.5% and 4.1% for the nine months ended September 30, 2019 and 2018, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at September 30, 2019, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $102.9 million as the current portion at September 30, 2019, representing the amount the Partnership expects to pay down over the next twelve months.  The

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

long-term portion of the working capital revolving credit facility was $150.0 million at both September 30, 2019 and December 31, 2018, and the current portion was $102.9 million and $103.3 million at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, the Partnership had total borrowings outstanding under the Credit Agreement of $449.9 million, including $197.0 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $68.7 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $781.4 million and $770.7 million at September 30, 2019 and December 31, 2018, respectively.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at September 30, 2019.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Please read Note 7 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on the Credit Agreement.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Borrowings from working capital revolving credit facility	$1,290,700	$1,595,000
Payments on working capital revolving credit facility	(1,291,100)	(1,414,000)
Net (payments on) borrowings from working capital revolving credit facility	$(400)	$181,000
Borrowings from revolving credit facility	$—	$166,000
Payments on revolving credit facility	(23,000)	(117,800)
Net (payments on) borrowings from revolving credit facility	$(23,000)	$48,200

Senior Notes

The Partnership had 7.00% senior notes due 2027 (discussed below) and 7.00% senior notes due 2023 outstanding at September 30, 2019.  Please read Note 7 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on the 7.00% senior notes due 2023.

7.00% Senior Notes Due 2027

On July 31, 2019, the Issuers issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 to the 2027 Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act.  The 2027 Notes were resold by the 2027 Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Securities Act. The Partnership used the net proceeds from the offering to fund the repurchase of its 2022 Notes in a tender offer and to repay a portion of the borrowings outstanding under its Credit Agreement.

On July 31, 2019, the Issuers delivered a Notice of Full Redemption for all of the outstanding 2022 Notes to Deutsche Bank Trust Company Americas, as trustee.  The redemption of the 2022 Notes occurred on August 30, 2019.

As a result of the repurchase of the 2022 Notes, the Partnership recorded a $13.1 million loss from early extinguishment of debt for each of the three and nine months ended September 30, 2019, consisting of a $6.9 million cash call premium and a $6.2 million non-cash write-off of remaining unamortized original issue discount and deferred financing fees.

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

The Issuers will have the option to redeem up to 35% of the 2027 Notes prior to August 1, 2022 at a redemption price (expressed as a percentage of principal amount) of 107% plus accrued and unpaid interest, if any.  The Issuers will have the option to redeem the 2027 Notes, in whole or in part, at any time on or after August 1, 2022, at the redemption prices of 103.500% for the twelve-month period beginning on August 1, 2022, 102.333% for the twelve-month period beginning August 1, 2023, 101.167% for the twelve-month period beginning August 1, 2024, and 100% beginning on August 1, 2025 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption.  In addition, before August 1, 2022, the Issuers may redeem all or any part of the 2027 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date.  The holders of the 2027 Notes may require the Issuers to repurchase the 2027 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2027 Notes Indenture) at the prices and on the terms specified in the 2027 Notes Indenture.

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

(Unaudited)

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

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million was recorded for each of the three months ended September 30, 2019 and 2018, and $7.0 million was recorded for each of the nine months ended September 30, 2019 and 2018, which is included in interest expense in the accompanying consolidated statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.5 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively, and $7.4 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively.  The financing obligation balance outstanding at September 30, 2019 was $87.1 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated.  The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense was $1.1 million for each of the three months ended September 30, 2019 and 2018 and $3.3 million for each of the nine months ended September 30, 2019 and 2018.  Lease rental payments were

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$1.2 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively.  The financing obligation balance outstanding at September 30, 2019 was $62.4 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements.  In connection with the amendment to the Credit Agreement in April 2019, the Partnership capitalized additional financing fees of $6.1 million.  The Partnership had unamortized deferred financing fees of $19.3 million and $10.5 million at September 30, 2019 and December 31, 2018, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $8.6 million and $5.5 million at September 30, 2019 and December 31, 2018, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $9.9 million and $4.2 million at September 30, 2019 and December 31, 2018, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.8 million at both September 30, 2019 and December 31, 2018.

On April 19, 2019, the Partnership entered into the Third Amendment to Third Amended and Restated Credit Agreement which, among other things, extended the maturity date from April 30, 2020 to April 29, 2022 and reduced by 0.25% the applicable rate under the existing revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit.  As a result, the Partnership incurred expenses of approximately $0.2 million associated with the write-off of a portion of the related deferred financing fees.  These expenses are included in interest expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2019.

Amortization expense of approximately $1.2 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $3.8 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

derivative liabilities in the consolidated balance sheets, unless a legal right of offset exists.  The presentation of the change in fair value of the Partnership’s exchange-traded derivatives and OTC derivative transactions depends on the intended use of the derivative and the resulting designation.

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at September 30, 2019:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	68,765	Thousands of barrels
Short	(72,627)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	9,135	Thousands of barrels
Short	(7,134)	Thousands of barrels

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2019	2018	2019	2018
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$2,634	$(12,776)	$3,872	$(22,507)

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(2,136)	$12,786	$(5,121)	$24,160

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives not designated as	Recognized in	September 30,		September 30,
hedging instruments	Income on Derivatives	2019	2018	2019	2018
Commodity contracts	Cost of sales	$3,204	$(1,162)	$18,329	$2,411

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at September 30, 2019 and December 31, 2018 (in thousands):

		September 30, 2019
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$2,389	$48,729	$51,118
Forward derivative contracts (1)	Derivative assets	—	9,198	9,198
Total asset derivatives		$2,389	$57,927	$60,316

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(17,625)	$(17,625)
Forward derivative contracts (1)	Derivative liabilities	—	(7,908)	(7,908)
Total liability derivatives		$—	$(25,533)	$(25,533)

		December 31, 2018
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$5,121	$120,992	$126,113
Forward derivative contracts (1)	Derivative assets	—	26,390	26,390
Total asset derivatives		$5,121	$147,382	$152,503

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(42,496)	$(42,496)
Forward derivative contracts (1)	Derivative liabilities	—	(4,494)	(4,494)
Total liability derivatives		$—	$(46,990)	$(46,990)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Note 11.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value at September 30, 2019
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$8,422	$776	$—	$9,198
Exchange-traded/cleared derivative instruments (2)	33,493	—	—	(8,777)	24,716
Pension plans	18,509	—	—	—	18,509
Total assets	$52,002	$8,422	$776	$(8,777)	$52,423

Liabilities:
Forward derivative contracts (1)	$—	$(7,491)	$(417)	$—	$(7,908)

	Fair Value at December 31, 2018
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$25,504	$886	$—	$26,390
Exchange-traded/cleared derivative instruments (2)	83,617	—	—	(68,851)	14,766
Pension plans	15,800	—	—	—	15,800
Total assets	$99,417	$25,504	$886	$(68,851)	$56,956

Liabilities:
Forward derivative contracts (1)	$—	$(3,878)	$(616)	$—	$(4,494)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

The Partnership estimates the fair values of its senior notes using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.  The fair values of the senior notes, estimated by observing market trading prices of the respective senior notes, were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% senior notes due 2022	$—	$—	$375,000	$363,750
7.00% senior notes due 2023	$300,000	$307,500	$300,000	$294,000
7.00% senior notes due 2027	$400,000	$410,000	$—	$—

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs for crude oil were ($6.35) to ($2.00) per barrel and ($3.25) to $2.00 per barrel as of September 30, 2019 and December 31, 2018, respectively.  The estimates for these inputs for propane were $4.20 to $8.82 per barrel and $0.02 to $0.25 per barrel as of September 30, 2019 and December 31, 2018, respectively.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 10.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at September 30, 2019 (in thousands):

Fair value at December 31, 2018	$270
Derivatives entered into during the period	547
Derivatives sold during the period	(140)
Realized gains (losses) recorded in cost of sales	(238)
Unrealized gains (losses) recorded in cost of sales	(80)
Fair value at September 30, 2019	$359

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

Note 12.    Environmental Liabilities and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2019 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	September 30,
Environmental Liability Related to:	2018	2019	2019	2019	2019
Retail gasoline stations	$59,133	$(1,978)	$(1,050)	$674	$56,779
Terminals	4,091	(266)	—	—	3,825
Total environmental liabilities	$63,224	$(2,244)	$(1,050)	$674	$60,604
Current portion	$6,092				$6,092
Long-term portion	57,132				54,512
Total environmental liabilities	$63,224				$60,604

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was $0.7 million and $0.6 million at September 30, 2019 and December 31, 2018, respectively.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments were immaterial at both September 30, 2019 and December 31, 2018.

Note 13.    Related Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice.  As of September 30, 2019, no such notice of termination was given by GPC or the Partnership.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including bonus, payroll and payroll taxes, were $33.4 million and $25.2 million for the three months ended September 30, 2019 and 2018, respectively, and $91.4 million and $77.1 million for the nine months ended September 30, 2019 and 2018, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents receivables from GPC and the General Partner (in thousands):

	September 30,	December 31,
	2019	2018
Receivables from GPC	$43	$23
Receivables from the General Partner (1)	7,389	5,412
Total	$7,432	$5,435

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

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

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested phantom units at December 31, 2018	730,141	13.57
Vested	(146,806)	27.54
Forfeited	(18,393)	18.66
Outstanding non—vested phantom units at September 30, 2019	564,942	9.77

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $0.1 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, and $1.7 million and $3.6 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at September 30, 2019 was approximately $3.0 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were purchased during the three and nine months ended September 30, 2019.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement.  The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement.  In accordance with the Agreement, the Partnership paid members of the General Partner $0 for each of the three months ended September 30, 2019 and 2018 and $0.3 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 15.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At September 30, 2019 there were 33,995,563 common units issued, including 7,403,699 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.  There have been no changes to common units or the general partner interest during the three and nine months ended September 30, 2019.

Series A Preferred Units

On August 7, 2018, the Partnership issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”), for $25.00 per Series A Preferred Unit.  There have been no changes to the Series A Preferred Units during the three and nine months ended September 30, 2019.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2019 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2019	12/31/18	$0.5000	$16,998	$115	$202	$17,315
5/15/2019	03/31/19	0.5100	17,338	117	256	17,711
8/14/2019	06/30/19	0.5150	17,508	118	269	17,895

In addition, on October 25, 2019, the board of directors of the General Partner declared a quarterly cash distribution of $0.52 per unit ($2.08 per unit on an annualized basis) on all of its outstanding common units for the period from July 1, 2019 through September 30, 2019.  On November 14, 2019, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 8, 2019.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership paid the following cash distributions on the Series A Preferred Units during 2019 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/15/2019	11/15/18 - 2/14/19	$0.609375	$1,682
5/15/2019	2/15/19 - 5/14/19	0.609375	1,682
8/15/2019	5/15/19 - 8/14/19	0.609375	1,682

In addition, on October 22, 2019, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from August 15, 2019 through November 14, 2019.  This distribution will be payable on November 15, 2019 to holders of record as of the opening of business on November 1, 2019.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,466,111	$1,594,543	$4,106,434	$3,615,862
Crude oil (1)	13,646	15,643	56,174	74,047
Other oils and related products (2)	312,534	279,467	1,343,417	1,372,042
Total	$1,792,291	$1,889,653	$5,506,025	$5,061,951
Product margin
Gasoline and gasoline blendstocks	$20,194	$5,586	$76,568	$54,423
Crude oil (1)	(3,019)	(7,606)	(10,043)	2,885
Other oils and related products (2)	17,071	5,175	40,566	31,477
Total	$34,246	$3,155	$107,091	$88,785
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,010,655	$1,110,529	$2,866,496	$3,088,906
Station operations (3)	128,942	124,481	354,127	312,455
Total	$1,139,597	$1,235,010	$3,220,623	$3,401,361
Product margin
Gasoline	$107,620	$91,335	$282,919	$238,434
Station operations (3)	61,109	57,265	169,621	149,479
Total	$168,729	$148,600	$452,540	$387,913
Commercial Segment:
Sales	$313,765	$344,172	$1,006,171	$934,989
Product margin	$7,213	$5,478	$18,217	$16,524
Combined sales and Product margin:
Sales	$3,245,653	$3,468,835	$9,732,819	$9,398,301
Product margin (4)	$210,188	$157,233	$577,848	$493,222
Depreciation allocated to cost of sales	(22,419)	(22,259)	(66,092)	(64,657)
Combined gross profit	$187,769	$134,974	$511,756	$428,565

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 122 million gallons and 127 million gallons of the GDSO segment’s sales for the three months ended September 30, 2019 and 2018, respectively, and  356 million gallons and 347 million gallons of the GDSO segment’s sales for the nine months ended September 30, 2019 and 2018, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment.  The Commercial segment’s sales were predominantly sourced by the Wholesale segment.  These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Combined gross profit	$187,769	$134,974	$511,756	$428,565
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	45,333	42,127	127,391	121,447
Operating expenses	87,827	83,776	257,222	234,043
Gain on trustee taxes	—	—	—	(52,627)
Lease exit and termination gain	—	(3,506)	(493)	(3,506)
Amortization expense	2,766	3,079	8,719	7,984
Net loss (gain) on sale and disposition of assets	323	940	(252)	5,840
Goodwill and long-lived asset impairment	643	414	643	414
Total operating costs and expenses	136,892	126,830	393,230	313,595
Operating income	50,877	8,144	118,526	114,970
Interest expense	(22,091)	(22,579)	(68,113)	(65,637)
Loss on early extinguishment of debt	(13,080)	—	(13,080)	—
Income tax (expense) benefit	(813)	(29)	(1,275)	900
Net income (loss)	14,893	(14,464)	36,058	50,233
Net loss attributable to noncontrolling interest	187	384	637	1,142
Net income (loss) attributable to Global Partners LP	$15,080	$(14,080)	$36,695	$51,375

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and nine months ended September 30, 2019 and 2018.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at September 30, 2019 and December 31, 2018 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
September 30, 2019	$715,081	$—	$1,580,191	$382,973	$2,678,245
December 31, 2018	$615,795	$—	$1,415,501	$392,995	$2,424,291

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts, in-place leases and franchise rights that are being amortized between one and ten years.  Amortization expense related to these intangible assets was $0.5 million and $1.8 million for the three and nine months ended September 30, 2019, respectively.

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

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes.  A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results.  The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period.  The valuation allowance increased by approximately $0.2 million for the nine months ended September 30, 2019.

The Partnership computed its tax provision for the three and nine months ended September 30, 2019 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate.  Given a reliable estimate of the annual effective tax rate cannot be made, the Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three and nine months ended September 30, 2019.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established.  The Partnership had gross-tax effected unrecognized tax benefits of $1.0 million at both September 30, 2019 and December 31, 2018, of which all would favorably impact the effective tax rate if recognized.  The Partnership anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.0 million in the next twelve months, as a result of closure of various statutes of limitations.

GMG files income tax returns in the United States and various state jurisdictions.  As of September 30, 2019, with few exceptions, the Partnership was subject to income tax examination by tax authorities for all years dated back to 2015.

Note 19.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Pension
Three Months Ended September 30, 2019	Plan	Derivatives	Total
Balance at June 30, 2019	$(2,778)	$(2)	$(2,780)
Other comprehensive income before reclassifications of gain (loss)	315	—	315
Amount of (loss) gain reclassified from accumulated other comprehensive income	76	—	76
Total comprehensive income	391	—	391
Balance at September 30, 2019	$(2,387)	$(2)	$(2,389)

	Pension
Nine Months Ended September 30, 2019	Pension Plan	Derivatives	Total
Balance at December 31, 2018	$(5,258)	$(2)	$(5,260)
Other comprehensive income before reclassifications of gain (loss)	2,735	—	2,735
Amount of (loss) gain reclassified from accumulated other comprehensive income	136	—	136
Total comprehensive income	2,871	—	2,871
Balance at September 30, 2019	$(2,387)	$(2)	$(2,389)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  The Partnership met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation modifying the allegations of violations of the terminal’s Air Emissions License.  The Partnership has entered into a consent decree (the “Consent Decree”) with the EPA and the United States Department of Justice (the “Department of Justice”), which was filed in the U.S. District Court for the District of Maine (the “Court”) on March 25, 2019.  On October 15, 2019, the Department of Justice filed a Motion to Enter the Consent Decree with the Court.  Final approval of the Consent Decree by the Court is currently pending.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 22.    Subsequent Events

Distribution to Common Unitholders—On October 25, 2019, the board of directors of the General Partner declared a quarterly cash distribution of $0.52 per unit ($2.08 per unit on an annualized basis) for the period from July 1, 2019 through September 30, 2019.  On November 14, 2019, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 8, 2019.

Distribution to Preferred Unitholders—On October 22, 2019, the board of directors of the General Partner declared a  quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units, covering the period from August 15, 2019 through November 14, 2019.  This distribution will be payable on November 15, 2019 to holders of record as of the opening of business on November 1, 2019.

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2019 and December 31, 2018, the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2019 and 2018 and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,197	$583	$—	$5,780
Accounts receivable, net	335,640	112	—	335,752
Accounts receivable - affiliates	7,432	—	—	7,432
Inventories	393,695	—	—	393,695
Brokerage margin deposits	24,716	—	—	24,716
Derivative assets	9,198	—	—	9,198
Prepaid expenses and other current assets	94,650	159	—	94,809
Total current assets	870,528	854	—	871,382
Property and equipment, net	1,099,108	2,500	—	1,101,608
Right of use assets, net	298,922	78	—	299,000
Intangible assets, net	49,477	—	—	49,477
Goodwill	324,744	—	—	324,744
Other assets	32,034	—	—	32,034
Total assets	$2,674,813	$3,432	$—	$2,678,245

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$310,314	$54	$—	$310,368
Accounts payable - affiliates	(42)	42	—	—
Working capital revolving credit facility - current portion	102,900	—	—	102,900
Lease liability—current portion	65,273	—	—	65,273
Environmental liabilities - current portion	6,092	—	—	6,092
Trustee taxes payable	35,637	—	—	35,637
Accrued expenses and other current liabilities	92,252	138	—	92,390
Derivative liabilities	7,908	—	—	7,908
Total current liabilities	620,334	234	—	620,568
Working capital revolving credit facility - less current portion	150,000	—	—	150,000
Revolving credit facility	197,000	—	—	197,000
Senior notes	690,103	—	—	690,103
Long-term lease liability—less current portion	243,596	58	—	243,654
Environmental liabilities - less current portion	54,512	—	—	54,512
Financing obligations	149,526	—	—	149,526
Deferred tax liabilities	43,243	—	—	43,243
Other long-term liabilities	47,892	—	—	47,892
Total liabilities	2,196,206	292	—	2,196,498

Partners' equity
Global Partners LP equity	478,607	1,914	—	480,521
Noncontrolling interest	—	1,226	—	1,226
Total partners' equity	478,607	3,140	—	481,747
Total liabilities and partners' equity	$2,674,813	$3,432	$—	$2,678,245

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended  September 30, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$3,245,348	$313	$(8)	$3,245,653
Cost of sales	3,057,568	324	(8)	3,057,884
Gross profit (loss)	187,780	(11)	—	187,769
Costs and operating expenses:
Selling, general and administrative expenses	45,237	96	—	45,333
Operating expenses	87,465	362	—	87,827
Amortization expense	2,766	—	—	2,766
Net loss on sale and disposition of assets	323	—	—	323
Goodwill and long-lived asset impairment	643	—	—	643
Total costs and operating expenses	136,434	458	—	136,892
Operating income (loss)	51,346	(469)	—	50,877
Interest expense	(22,091)	—	—	(22,091)
Loss on early extinguishment of debt	(13,080)	—	—	(13,080)
Income (loss) before income tax expense	16,175	(469)	—	15,706
Income tax expense	(813)	—	—	(813)
Net income (loss)	15,362	(469)	—	14,893
Net loss attributable to noncontrolling interest	—	187	—	187
Net income (loss) attributable to Global Partners LP	15,362	(282)	—	15,080
Less: General partners' interest in net income, including incentive distribution rights	395	—	—	395
Less: Series A preferred limited partner interest in net income	1,682	—	—	1,682
Net income attributable to common limited partners	$13,285	$(282)	$—	$13,003

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$9,731,847	$1,205	$(233)	$9,732,819
Cost of sales	9,219,952	1,344	(233)	9,221,063
Gross profit (loss)	511,895	(139)	—	511,756
Costs and operating expenses:
Selling, general and administrative expenses	127,096	295	—	127,391
Operating expenses	256,062	1,160	—	257,222
Lease exit and termination gain	(493)	—	—	(493)
Amortization expense	8,719	—	—	8,719
Net gain on sale and disposition of assets	(252)	—	—	(252)
Goodwill and long-lived asset impairment	643	—	—	643
Total costs and operating expenses	391,775	1,455	—	393,230
Operating income (loss)	120,120	(1,594)	—	118,526
Interest expense	(68,113)	—	—	(68,113)
Loss on early extinguishment of debt	(13,080)	—	—	(13,080)
Income (loss) before income tax expense	38,927	(1,594)	—	37,333
Income tax expense	(1,275)	—	—	(1,275)
Net income (loss)	37,652	(1,594)	—	36,058
Net loss attributable to noncontrolling interest	—	637	—	637
Net income (loss) attributable to Global Partners LP	37,652	(957)	—	36,695
Less: General partners' interest in net income, including incentive distribution rights	1,065	—	—	1,065
Less: Series A preferred limited partner interest in net income	5,046	—	—	5,046
Net income attributable to common limited partners	$31,541	$(957)	$—	$30,584

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$9,397,696	$923	$(318)	$9,398,301
Cost of sales	8,967,733	2,321	(318)	8,969,736
Gross profit (loss)	429,963	(1,398)	—	428,565
Costs and operating expenses:
Selling, general and administrative expenses	121,154	293	—	121,447
Operating expenses	232,880	1,163	—	234,043
Gain on trustee taxes	(52,627)	—	—	(52,627)
Lease exit and termination gain	(3,506)	—	—	(3,506)
Amortization expense	7,984	—	—	7,984
Net loss on sale and disposition of assets	5,840	—	—	5,840
Goodwill and long-lived asset impairment	414	—	—	414
Total costs and operating expenses	312,139	1,456	—	313,595
Operating income (loss)	117,824	(2,854)	—	114,970
Interest expense	(65,637)	—	—	(65,637)
Income (loss) before income tax benefit	52,187	(2,854)	—	49,333
Income tax benefit	900	—	—	900
Net income (loss)	53,087	(2,854)	—	50,233
Net loss attributable to noncontrolling interest	—	1,142	—	1,142
Net income (loss) attributable to Global Partners LP	53,087	(1,712)	—	51,375
Less: General partners' interest in net income, including incentive distribution rights	479	—	—	479
Less: Series A preferred limited partner interest in net income	1,009	—	—	1,009
Net income attributable to common limited partners	$51,599	$(1,712)	$—	$49,887

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Nine Months Ended September 30, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$110,013	$(488)	$109,525

Cash flows from investing activities
Capital expenditures	(52,494)	—	(52,494)
Seller note issuances	(640)	—	(640)
Proceeds from sale of property and equipment	11,994	—	11,994
Net cash used in investing activities	(41,140)	—	(41,140)

Cash flows from financing activities
Net payments on working capital revolving credit facility	(400)	—	(400)
Net payments on revolving credit facility	(23,000)	—	(23,000)
Proceeds from senior notes, net	392,602	—	392,602
Repayment of senior notes	(381,886)	—	(381,886)
LTIP units withheld for tax obligations	(646)	—	(646)
Distributions to limited partners and general partner	(57,396)	—	(57,396)
Net cash used in financing activities	(70,726)	—	(70,726)

Cash and cash equivalents
Decrease in cash and cash equivalents	(1,853)	(488)	(2,341)
Cash and cash equivalents at beginning of period	7,050	1,071	8,121
Cash and cash equivalents at end of period	$5,197	$583	$5,780

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Nine Months Ended September 30,  2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(45,249)	$(653)	$(45,902)

Cash flows from investing activities
Acquisitions	(171,824)	—	(171,824)
Capital expenditures	(43,461)	—	(43,461)
Seller note issuances	(3,062)	—	(3,062)
Proceeds from sale of property and equipment	14,930	—	14,930
Net cash used in investing activities	(203,417)	—	(203,417)

Cash flows from financing activities
Net proceeds from issuance of Series A preferred units	66,366	—	66,366
Net borrowings from working capital revolving credit facility	181,000	—	181,000
Net borrowings from revolving credit facility	48,200	—	48,200
LTIP units withheld for tax obligations	(806)	—	(806)
Distributions to limited partners and general partner	(47,848)	—	(47,848)
Net cash provided by financing activities	246,912	—	246,912

Cash and cash equivalents
Decrease in cash and cash equivalents	(1,754)	(653)	(2,407)
Cash and cash equivalents at beginning of period	13,035	1,823	14,858
Cash and cash equivalents at end of period	$11,281	$1,170	$12,451

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

•

Congress has given the Food and Drug Administration broad authority to regulate tobacco and nicotine products, and the FDA has enacted numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and local campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of vapor products and e-cigarettes may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have a negative effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Overview

General

We are a master limited partnership formed in March 2005.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores.  As of September 30, 2019, we had a portfolio of 1,566 owned, leased and/or supplied gasoline stations, including 295 directly operated convenience stores, primarily in the Northeast.  We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $3.1 billion and $9.4 billion of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane for the three and nine months ended September 30, 2019, respectively.  In addition, we had other revenues of approximately $0.1 billion and $0.3 billion for the three and nine months ended September 30, 2019, respectively, from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2019 Events

2027 Notes Offering and 2022 Notes Tender Offer and Redemption— On July 31, 2019, we and GLP Finance Corp. (the “Issuers”) issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 (the “2027 Notes”) to several initial purchasers (the “2027 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”).  The 2027 Notes were resold by the 2027 Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.  We used the net proceeds from the offering to fund the repurchase of our 6.25% senior notes due 2022 (the “2022 Notes”) in a tender offer and to repay a portion of the borrowings outstanding under our credit agreement.

On July 31, 2019, the Issuers delivered a Notice of Full Redemption for all of the outstanding 2022 Notes to Deutsche Bank Trust Company Americas, as trustee.  The redemption of the 2022 Notes occurred on August 30, 2019.  Please read “—Liquidity and Capital Resources—Senior Notes” for additional information on the 2027 Notes.

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

As of September 30, 2019, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	295
Commissioned agents	253
Lessee dealers	221
Contract dealers	797
Total	1,566

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) attributable to Global Partners LP	$15,080	$(14,080)	$36,695	$51,375
EBITDA (1)(2)	$65,094	$35,838	$187,105	$194,595
Adjusted EBITDA (1)(2)	$66,060	$37,192	$187,496	$200,849
Distributable cash flow (3)(4)(5)	$30,405	$5,312	$86,281	$106,082
Wholesale Segment:
Volume (gallons)	995,638	924,609	3,057,823	2,591,816
Sales
Gasoline and gasoline blendstocks	$1,466,111	$1,594,543	$4,106,434	$3,615,862
Crude oil (6)	13,646	15,643	56,174	74,047
Other oils and related products (7)	312,534	279,467	1,343,417	1,372,042
Total	$1,792,291	$1,889,653	$5,506,025	$5,061,951
Product margin
Gasoline and gasoline blendstocks	$20,194	$5,586	$76,568	$54,423
Crude oil (6)	(3,019)	(7,606)	(10,043)	2,885
Other oils and related products (7)	17,071	5,175	40,566	31,477
Total	$34,246	$3,155	$107,091	$88,785
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	423,327	424,111	1,214,077	1,181,294
Sales
Gasoline	$1,010,655	$1,110,529	$2,866,496	$3,088,906
Station operations (8)	128,942	124,481	354,127	312,455
Total	$1,139,597	$1,235,010	$3,220,623	$3,401,361
Product margin
Gasoline	$107,620	$91,335	$282,919	$238,434
Station operations (8)	61,109	57,265	169,621	149,479
Total	$168,729	$148,600	$452,540	$387,913
Commercial Segment:
Volume (gallons)	171,505	166,482	546,261	466,158
Sales	$313,765	$344,172	$1,006,171	$934,989
Product margin	$7,213	$5,478	$18,217	$16,524
Combined sales and product margin:
Sales	$3,245,653	$3,468,835	$9,732,819	$9,398,301
Product margin (9)	$210,188	$157,233	$577,848	$493,222
Depreciation allocated to cost of sales	(22,419)	(22,259)	(66,092)	(64,657)
Combined gross profit	$187,769	$134,974	$511,756	$428,565

GDSO portfolio as of September 30, 2019 and 2018:	2019	2018
Company operated	295	301
Commissioned agents	253	259
Lessee dealers	221	239
Contract dealers	797	790
Total GDSO portfolio	1,566	1,589

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weather conditions:
Normal heating degree days	96	96	3,750	3,780
Actual heating degree days	28	29	3,405	3,542
Variance from normal heating degree days	(71)%	(70)%	(9)%	(6)%
Variance from prior period actual heating degree days	(3)%	(41)%	(4)%	2%

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2019 include a $13.1 million loss on the early extinguishment of debt related to our repurchase of our 6.25% senior notes due 2022 (see Note 9 of Notes to Consolidated Financial Statements for additional information).  EBITDA and Adjusted EBITDA for the nine months ended September 30, 2018 include a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 1 of Notes to Consolidated Financial Statements for additional information).

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

(4)

Distributable cash flow includes a net loss (gain) on sale and disposition of assets and goodwill and long-lived asset impairment of $0.9 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $6.2 million for the nine months ended September 30, 2019 and 2018, respectively.  Excluding these charges, distributable cash flow would have been $31.3 million and $6.6 million for the three months ended September 30, 2019 and 2018, respectively, and $86.6 million and $112.3 million for the nine months ended September 30, 2019 and 2018, respectively.

(5)

Distributable cash flow for the three and nine months ended September 30, 2019 includes a $13.1 million loss on the early extinguishment of debt related to the repurchase of our 6.25% senior notes due 2022.  Distributable cash flow for the nine months ended September 30, 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit.

(6)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(7)	Other oils and related products primarily consist of distillates, residual oil and propane.
(8)	Station operations consist of convenience stores sales, rental income and sundries.
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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$14,893	$(14,464)	$36,058	$50,233
Net loss attributable to noncontrolling interest	187	384	637	1,142
Net income (loss) attributable to Global Partners LP	15,080	(14,080)	36,695	51,375
Depreciation and amortization, excluding the impact of noncontrolling interest	27,110	27,310	81,022	78,483
Interest expense, excluding the impact of noncontrolling interest	22,091	22,579	68,113	65,637
Income tax expense (benefit)	813	29	1,275	(900)
EBITDA (1)	65,094	35,838	187,105	194,595
Net loss (gain) on sale and disposition of assets	323	940	(252)	5,840
Goodwill and long-lived asset impairment	643	414	643	414
Adjusted EBITDA (1)	$66,060	$37,192	$187,496	$200,849

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$143,017	$(29,676)	$109,525	$(45,902)
Net changes in operating assets and liabilities and certain non-cash items	(100,890)	42,798	8,077	175,545
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	63	108	115	215
Interest expense, excluding the impact of noncontrolling interest	22,091	22,579	68,113	65,637
Income tax expense (benefit)	813	29	1,275	(900)
EBITDA (1)	65,094	35,838	187,105	194,595
Net loss (gain) on sale and disposition of assets	323	940	(252)	5,840
Goodwill and long-lived asset impairment	643	414	643	414
Adjusted EBITDA (1)	$66,060	$37,192	$187,496	$200,849

(1)

EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2019 include a $13.1 million loss on the early extinguishment of debt related to our repurchase of our 6.25% senior notes due 2022 (see Note 9 of Notes to Consolidated Financial Statements for additional information). EBITDA and Adjusted EBITDA for the nine months ended September 30, 2018 include a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 1 of Notes to Consolidated Financial Statements for additional information).

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Reconciliation of net income (loss) to distributable cash flow:
Net income (loss)	$14,893	$(14,464)	$36,058	$50,233
Net loss attributable to noncontrolling interest	187	384	637	1,142
Net income (loss) attributable to Global Partners LP	15,080	(14,080)	36,695	51,375
Depreciation and amortization, excluding the impact of noncontrolling interest	27,110	27,310	81,022	78,483
Amortization of deferred financing fees and senior notes discount	1,352	1,720	4,679	5,150
Amortization of routine bank refinancing fees	(902)	(1,022)	(2,814)	(3,066)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(12,235)	(8,616)	(33,301)	(25,860)
Distributable cash flow (1)(2)(3)	30,405	5,312	86,281	106,082
Distributions to Series A preferred unitholders (4)	(1,682)	(1,009)	(5,046)	(1,009)
Distributable cash flow after distributions to Series A preferred unitholders	$28,723	$4,303	$81,235	$105,073

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$143,017	$(29,676)	$109,525	$(45,902)
Net changes in operating assets and liabilities and certain non-cash items	(100,890)	42,798	8,077	175,545
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	63	108	115	215
Amortization of deferred financing fees and senior notes discount	1,352	1,720	4,679	5,150
Amortization of routine bank refinancing fees	(902)	(1,022)	(2,814)	(3,066)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(12,235)	(8,616)	(33,301)	(25,860)
Distributable cash flow (1)(2)(3)	30,405	5,312	86,281	106,082
Distributions to Series A preferred unitholders (4)	(1,682)	(1,009)	(5,046)	(1,009)
Distributable cash flow after distributions to Series A preferred unitholders	$28,723	$4,303	$81,235	$105,073

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.

(2)

Distributable cash flow includes a net loss (gain) on sale and disposition of assets and goodwill and long-lived asset impairment of $0.9 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $6.2 million for the nine months ended September 30, 2019 and 2018, respectively.  Excluding these charges, distributable cash flow would have been $31.3 million and $6.6 million for the three months ended September 30, 2019 and 2018, respectively, and $86.6 million and $112.3 million for the nine months ended September 30, 2019 and 2018, respectively.

(3)

Distributable cash flow for the three and nine months ended September 30, 2019 includes a $13.1 million loss on the early extinguishment of debt related to the repurchase of our 6.25% senior notes due 2022 (see Note 9 of Notes to Consolidated Financial Statements for additional information). Distributable cash flow for the nine months ended September 30, 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit.

(4)

Distributions to Series A preferred unitholders represent the distributions earned by the preferred unitholders during the period.  Distributions on the Series A Preferred Units are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2018.

Consolidated Sales

Our total sales were $3.2 billion and $3.5 billion for the three months ended September 30, 2019 and 2018, respectively, decreasing $223.2 million, or 6%, due to a decrease in prices.  Our aggregate volume of product sold was 1.6 billion gallons and 1.5 billion gallons for the three months ended September 30, 2019 and 2018, respectively.  The increase of approximately 0.1 billion gallons in volume sold includes increases of 71 million gallons in our Wholesale segment and 5 million gallons in our Commercial segment, offset by a decrease of 1 million gallons in our GDSO segment.

Our total sales were $9.7 billion and $9.4 billion for the nine months ended September 30, 2019 and 2018, respectively, an increase of $0.3 billion, or 3%, due to an increase in volume sold.  Our aggregate volume of product sold was 4.8 billion gallons and 4.2 billion gallons for the nine months ended September 30, 2019 and 2018, respectively.  The increase of 0.6 billion gallons in volume sold includes increases of 466 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks, 80 million gallons in our Commercial segment and 33 million gallons in our GDSO segment.

Gross Profit

Our gross profit was $187.8 million and $135.0 million for three months ended September 30, 2019 and 2018, respectively, an increase of $52.8 million, or 39%, primarily due to higher fuel margins (cents per gallon) in our GDSO segment and to more favorable market conditions in our Wholesale segment.

Our gross profit was $511.8 million and $428.6 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $83.2 million, or 19%, primarily due to more favorable market conditions in gasoline and gasoline blendstocks and other oils and related products in our Wholesale segment and to higher fuel margins (cents per gallon) and the acquisitions of Champlain and Cheshire in July 2018 (collectively our “Recent Acquisitions”) in our GDSO segment.  The increase in gross profit was offset by a decline in crude oil product margin in our Wholesale segment, primarily due to $21.6 million in revenue recognized in the first nine months of 2018 related to a take-or-pay contract with one particular customer which was not recognized for the same period in 2019 as that contract expired in June 2018.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $1.5 billion and $1.6 billion for the three months ended September 30, 2019 and 2018, respectively, a decrease of $0.1 billion, or 8%, primarily due to a decrease in prices.  Our gasoline and gasoline blendstocks product margin was $20.2 million and $5.6 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $14.6 million, or 261%, primarily due to more favorable market conditions in gasoline and gasoline blendstocks compared to the same period in 2018.

Sales from wholesale gasoline and gasoline blendstocks were $4.1 billion and $3.6 billion for the nine months ended September 30, 2019 and 2018, respectively, an increase of $0.5 billion, or 14%, due to an increase in volume sold.  Our gasoline and gasoline blendstocks product margin was $76.5 million and $54.4 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $22.1 million, or 41%, primarily due to more favorable market conditions in gasoline and gasoline blendstocks during the third quarter of 2019.

Crude Oil.  Crude oil sales and logistics revenues were $13.6 million and $15.6 million for the three months ended September 30,  2019 and 2018,  respectively, a decrease of $2.0 million,  or 13%, due to a decrease in prices.  Our crude oil product margin was ($3.0 million) and ($7.6 million) for the three months ended September 30, 2019 and 2018, respectively, an increase of $4.6 million, or 60%, primarily due to lower railcar related expenses.

Crude oil sales and logistics revenues were $56.1 million and $74.0 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $17.9 million, or 24%, primarily due to the decrease in take-or-pay contract revenue and to a decrease in prices, partially offset by an increase in volume sold.  Our crude oil product margin was ($10.0 million) and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $12.9 million, or 448%.  Our product margin for the first nine months of 2018 was positively impacted by $21.6 million in revenue recognized related to a take-or-pay contract with one particular customer which was not recognized for the same period in 2019 as that contract expired in June 2018.  Our product margin for the first nine months of 2019 was favorably impacted by lower railcar expenses and an increase in volume sold.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.3 billion for each of the three months ended September 30, 2019 and 2018.  Our product margin from other oils and related products was $17.1 million and $5.2 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $11.9 million, or 229%, primarily due to more favorable market conditions in distillates and residual oil.

Sales from other oils and related products were $1.3 billion and $1.4 billion for the nine months ended September 30, 2019 and 2018, respectively, decreasing $28.6 million or 2%, primarily due to a decrease in prices.  Our product margin from other oils and related products was $40.6 million and $31.5 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $9.1 million, or 29%, primarily due to more favorable market conditions in distillates.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $1.0 billion and $1.1 billion for the three months ended September 30, 2019 and 2018, respectively, a decrease of $0.1 billion or 9%, primarily due to a decrease in prices.  Our product margin from gasoline distribution was $107.6 million and $91.3 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $16.3 million, or 18%, primarily due to higher fuel margins (cents per gallon). Wholesale gasoline prices declined during the quarter. Declining wholesale gasoline prices can improve our gasoline product margin, the extent of which depends on the magnitude and duration of that decline.

Sales from gasoline distribution were $2.9 billion and $3.1 billion for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $0.2 billion, or 7%, primarily due to a decrease in prices.  Our product margin from gasoline distribution was $282.9 million and $238.4 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $44.5 million, or 19%, primarily due to higher fuel margins (cents per gallon) and our Recent Acquisitions.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $128.9 million and $124.5 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $4.4 million, or 4%.  Our product margin from station operations was $61.1 million and $57.3 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $3.8 million, or 7%,  primarily due to our Recent Acquisitions.

Sales from our station operations were $354.1 million and $312.5 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $41.6 million, or 13%.  Our product margin from station operations was $169.6 million and $149.5 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $20.1 million, or 13%, primarily due to our Recent Acquisitions.

Results for Commercial Segment

Our commercial sales were  $313.8 million and $344.2 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of $30.4 million, or 9%, due to a decrease in prices.  Our commercial product margin was $7.2 million and $5.5 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $1.7 million, or 31%.

Our commercial sales were $1.0 billion and $0.9 billion for the nine months ended September 30, 2019 and 2018, respectively, increasing $71.2 million, or 8%, due to an increase in volume sold.  Our commercial product margin was $18.2 million and $16.5 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $1.7 million, or 10%.

Selling, General and Administrative Expenses

SG&A expenses were $45.3 million and $42.1 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $3.2 million, or 8%, including increases of $5.0 million in incentive compensation and $2.5 million in wages and benefits, in part, to support our GDSO business, including our Recent Acquisitions,  partially offset by $3.6 million in acquisition costs incurred in the third quarter of 2018 that were not incurred in the same period of 2019 and to a decrease of $0.7 million in various other SG&A expenses.

SG&A expenses were $127.4 million and $121.4 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $6.0 million, or 5%, including increases of $7.5 million in wages and benefits in part to support our GDSO business, including our Recent Acquisitions,  $4.6 million in incentive compensation and $1.4 million in license fees, partially offset by $3.8 million in acquisitions costs incurred in the first nine months of 2018 that were not incurred in the same period of 2019 and to a decrease of $3.7 million in various other SG&A expenses.

Operating Expenses

Operating expenses were $87.8 million and $83.8 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $4.0 million, or 5%.  The increase was primarily due to increases of $3.1 million associated with our GDSO operations, largely due to our Recent Acquisitions,  and $0.9 million associated with our terminal operations.

Operating expenses were $257.2 million and $234.0 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $23.2 million, or 10%.  The increase was primarily due to increases of $20.8 million associated with our GDSO operations, largely due to our Recent Acquisitions, and $2.4 million associated with our terminal operations.

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

Lease Exit and Termination Gain

During the nine months ended September 30, 2019, we were released from certain of our remaining obligations to provide future railcar storage, freight, insurance and other services for railcars under a fleet management services agreement associated with our 2016 voluntary termination of a railcar sublease.  The release of certain obligations resulted in a $0.5 million reduction of the remaining accrued incremental costs, which benefit is included in lease exit and termination gain in the accompanying statements of operations for the nine months ended September 30, 2019.

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

Amortization Expense

Amortization expense related to intangible assets was $2.8 million and $3.1 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of $0.3 million, or 10%, primarily due to intangibles that became fully amortized in the third quarter of 2019.

Amortization expense was $8.7 million and $8.0 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $0.7 million, or 9%.

Net (Loss) Gain on Sale and Disposition of Assets

Net (loss) gain on sale and disposition of assets was ($0.3 million) and ($0.9 million) for the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and ($5.8 million) for the nine months ended September 30, 2019 and 2018, respectively, primarily due to the sale of GDSO sites.

Goodwill and Long-Lived Asset Impairment

We recognized a long-lived asset impairment charge of $0.6 million for each of the three and nine months ended September 30, 2019 and $0.4 million for each of the three and nine months ended September 30, 2018 relating to long-lived assets used at certain gasoline stations and convenience stores associated with our GDSO segment.  See Note 7 of Notes to Consolidated Financial Statements for additional information.

Interest Expense

Interest expense was $22.1 million and $22.6 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of $0.5 million, or 2%, primarily due to lower average balances on our credit facilities.

Interest expense was $68.1 million and $65.6 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $2.5 million, or 4%,  primarily due to higher average balances on our credit facilities and higher interest rates.

Loss on Early Extinguishment of Debt

As a result of the repurchase of our 6.25% senior notes due 2022, we recorded a $13.1 million loss from early extinguishment of debt for each of the three and nine months ended September 30, 2019, consisting of a $6.9 million cash call premium and a $6.2 million non-cash write-off of remaining unamortized original issue discount and deferred financing fees.  Please read “—Liquidity and Capital Resources—Senior Notes” for additional information.

Income Tax (Expense) Benefit

Income tax expense was ($0.8 million)  for the three months ended September 30, 2019 and immaterial for the three months ended September 30, 2018.  Income tax (expense) benefit was ($1.3 million) and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.  The income tax (expense) benefit recognized primarily reflects the income tax (expense) benefit from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to the noncontrolling interest was  $0.2 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively, which represents the 40% noncontrolling ownership of the net loss reported.

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

Working capital was $250.8 million and $292.2 million at September 30, 2019 and December 31, 2018, respectively, a decrease of $41.4 million, primarily due to an increase of $65.3 million in the current portion of our lease liability related to the adoption of ASC 842 (see Note 2 of Notes to Consolidated Financial Statements).

Cash Distributions

Common Units

During 2019, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2019	$17.3 million	Fourth quarter 2018
May 15, 2019	$17.7 million	First quarter 2019
August 14, 2019	$17.9 million	Second quarter 2019

In addition, on October 25, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.52 per unit ($2.08 per unit on an annualized basis) on all of our outstanding common units for the period from July 1, 2019 through September 30, 2019 to our common unitholders of record as of the close of business November 8, 2019.  We expect to pay the total cash distribution of approximately $18.1 million on November 14, 2019.

Preferred Units

During 2019, we paid the following cash distributions to holders of the Series A Preferred Units:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Covering
February 15, 2019	$1.7 million	November 15, 2018 - February 14, 2019
May 15, 2019	$1.7 million	February 15 - May 14, 2019
August 15, 2019	$1.7 million	May 15 - August 14, 2019

In addition, on October 22, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on our Series A Preferred Units for the period from August 15, 2019 through November 14, 2019 to our preferred unitholders of record as of the opening of business on November 1, 2019.  We expect to pay the total cash distribution of approximately $1.7 million on November 15, 2019.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at September 30, 2019 were as follows (in thousands):

	Payments Due by Period
	Remainder of				2023 and
Contractual Obligations	2019	2020	2021	2022	Thereafter	Total
Credit facility obligations (1)	$107,988	$155,441	$155,441	$51,814	$—	$470,684
Senior notes obligations (2)	2,625	49,000	49,000	49,000	850,500	1,000,125
Operating lease obligations (3)	22,356	80,824	70,717	51,589	141,076	366,562
Other long-term liabilities (4)	10,567	26,874	24,479	21,067	53,465	136,452
Financing obligations (5)	3,743	15,094	15,426	15,766	121,177	171,206
Total	$147,279	$327,233	$315,063	$189,236	$1,166,218	$2,145,029

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2019 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 29, 2022 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

(2)

Includes principal and interest on our senior notes.  No principal payments are required prior to maturity.  See Note 7 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on our 7.00% senior notes due 2023 and see “—Liquidity and Capital Resources—Senior Notes” for additional information on our 7.00% senior notes due 2027.

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

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $33.3 million and $25.9 million in maintenance capital expenditures for the nine months ended September 30, 2019 and 2018, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $30.8 million and $22.3 million for the nine months ended September 30, 2019 and 2018, respectively, are related to our investments in our gasoline station business.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

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

We had approximately $19.2 million and $17.6 million in expansion capital expenditures for the nine months ended September 30, 2019 and 2018, respectively, primarily related to investments in our gasoline station business.  In addition, for the nine months ended September 30, 2018, expansion capital expenditures also includes approximately $120.1 million in property and equipment associated with the acquisitions of Cheshire and Champlain.

We currently expect maintenance capital expenditures of approximately $45.0 million to $55.0 million and expansion capital expenditures, excluding acquisitions, of approximately $35.0 million to $45.0 million in 2019, relating primarily to investments in our gasoline station business.  These current estimates depend, in part, on the timing of completion of projects, availability of equipment, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by (used in) operating activities	$109,525	$(45,902)
Net cash used in investing activities	$(41,140)	$(203,417)
Net cash (used in) provided by financing activities	$(70,726)	$246,912

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by (used in) operating activities was $109.5 million and ($45.9 million) for the nine months ended September 30, 2019 and 2018, respectively, for a period-over-period increase in cash flow from operating activities of $155.6 million.  For the nine months ended September 30,  2018, cash flow from operating activities was not impacted by the non-cash gain of $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit.  This gain was included in net income and offset by the corresponding decrease in the liability (see Note 1 of Notes to Consolidated Financial Statements). The primary drivers of the changes in operating activities include the following (in thousands):

	Nine Months Ended		Period over
	September 30,		Period
	2019	2018	Change
(Increase) decrease in accounts receivable	$(1,492)	$9,301	$(10,793)
(Increase) in inventories	$(7,724)	$(124,537)	$116,813
Increase in accounts payable	$1,389	$23,118	$(21,729)
Increase (decrease) in change in derivatives	$20,606	$(3,205)	$23,811

For the nine months ended September 30, 2019, the increases in accounts receivable and inventories were primarily due to an increase in prices.  The increase in cash flow from operating activities was also impacted by the year-over-year change in derivatives of $23.8 million due to market direction.

For the nine months ended September 30, 2018, the decrease in accounts receivable and accounts payable was in part due to the change in activity related to the heating season.  The increase in inventories was primarily due to an increase in prices but also due to higher inventory volume.

Investing Activities

Net cash used in investing activities was $41.1 million for the nine months ended September 30, 2019  and included $33.3 million in maintenance capital expenditures,  $19.2 million in expansion capital expenditures and $0.6 million in seller note issuances, offset by $12.0 million in proceeds from the sale of property and equipment.  The seller note issuances represent notes we received from buyers in connection with the sale of certain of our gasoline stations.

Net cash used in investing activities was $203.4 million for the nine months ended September 30, 2018 and included cash used to fund the acquisitions of Cheshire and Champlain in the preliminary amounts of $138.4 million and $33.4 million, respectively, $25.9 million in maintenance capital expenditures, $17.6 million in expansion capital expenditures and $3.0 million in seller note issuances, offset by $14.9 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the nine months ended September 30, 2019 and 2018.

Financing Activities

Net cash used in financing activities was $70.7 million for the nine months ended September 30, 2019 and included $381.9 million in payments in connection with the repurchase of the 2022 Notes and the issuance of the 2027 Notes, $57.4 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $23.0 million in net payments on our revolving credit facility, $0.6 million in LTIP units withheld for tax obligations related to awards that vested in 2019 and $0.4 million in net payments on our working capital revolving credit facility.  Net cash used in financing activities was offset by $392.6 million in proceeds in connection with the issuance of the 2027 Notes.

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

The average interest rates for the Credit Agreement were 4.3% for each of the three months ended September 30, 2019 and 2018 and 4.5% and 4.1% for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, we had total borrowings outstanding under the Credit Agreement of $449.9 million, including $197.0 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $68.7 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $781.4 million and $770.7 million at September 30, 2019 and December 31, 2018, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at September30, 2019.   The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on the credit agreement.

Senior Notes

We had 7.00% senior notes due 2027 (discussed below) and 7.00% senior notes due 2023 outstanding at September 30, 2019.  Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on the 7.00% senior notes due 2023.

7.00% Senior Notes Due 2027

On July 31, 2019, the Issuers issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 to the 2027 Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act.  The 2027 Notes were resold by the 2027 Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.  We used the net proceeds from the offering to fund the repurchase of our 2022 Notes in a tender and to repay a portion of the borrowings outstanding under our credit agreement.

On July 31, 2019, the Issuers delivered a Notice of Full Redemption for all of the outstanding 2022 Notes to Deutsche Bank Trust Company Americas, as trustee.  The redemption of the 2022 Notes occurred on August 30, 2019.

As a result of the repurchase of the 2022 Notes, we recorded a $13.1 million loss from early extinguishment of debt for each of the three and nine months ended September 30, 2019, consisting of a $6.9 million cash call premium and a $6.2 million non-cash write-off of remaining unamortized original issue discount and deferred financing fees.

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

The Issuers will have the option to redeem up to 35% of the 2027 Notes prior to August 1, 2022 at a redemption price (expressed as a percentage of principal amount) of 107% plus accrued and unpaid interest, if any.  The Issuers will have the option to redeem the 2027 Notes, in whole or in part, at any time on or after August 1, 2022, at the redemption prices of 103.500% for the twelve-month period beginning on August 1, 2022, 102.333% for the twelve-month period beginning August 1, 2023, 101.167% for the twelve-month period beginning August 1, 2024, and 100% beginning on August 1, 2025 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption.  In addition, before August 1, 2022, the Issuers may redeem all or any part of the 2027 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date.  The holders of the 2027 Notes may require the Issuers to repurchase the 2027 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2027 Notes Indenture) at the prices and on the terms specified in the 2027 Notes Indenture.

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

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million was recorded for each of the three months ended September 30, 2019 and 2018, and $7.0 million was recorded for each of the nine months ended September 30, 2019 and 2018, which is included in interest expense in the accompanying consolidated statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.5 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively, and $7.4 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively.  The financing obligation balance outstanding at September 30, 2019 was $87.1 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated.  We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense was $1.1 million for each of the three months ended September 30, 2019 and 2018 and $3.3 million for each of the nine months ended September 30, 2019 and 2018.  Lease rental payments were $1.2 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively.  The financing obligation balance outstanding at September 30, 2019 was $62.4 million associated with the Sale-Leaseback Transaction.

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

As of September 30, 2019, we had total borrowings outstanding under our credit agreement of $449.9 million.  Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.5 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At September 30, 2019, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	September 30,	Effect of 10%	Effect of 10%
	2019	Price Increase	Price Decrease
Exchange traded derivative contracts	$33,493	$(31,686)	$31,686
Forward derivative contracts	1,289	(3,217)	3,217
Total	$34,782	$(34,903)	$34,903

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2019.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $24.7 million at September 30, 2019.

We are exposed to credit loss in the event of nonperformance by counterparties to our exchange-traded derivative contracts, physical forward contracts, and swap agreements.  We anticipate some nonperformance by some of these counterparties which, in the aggregate, we do not believe at this time will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.  Exchange-traded derivative contracts, the primary derivative instrument utilized by us, are traded on regulated exchanges, greatly reducing potential credit risks.  We utilize major financial institutions as our clearing brokers for all NYMEX, CME and ICE derivative transactions and the right of offset exists with these financial institutions.  Accordingly, the fair value of our exchange-

traded derivative instruments is presented on a net basis in the consolidated balance sheet.  Exposure on physical forward contracts and swap agreements is limited to the amount of the recorded fair value as of the balance sheet dates.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.2*^	—	Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 7, 2019		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2019		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)