Form 10-K
period 2019-12-31
GLOBAL PARTNERS LP
filed 2020-03-06
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of common units held by non‑affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and their affiliates, for this purpose, as if they were affiliates of the registrant) as of June 28, 2019 was approximately $528,864,114 based on a price per common unit of $19.91, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of March 4, 2020,  33,995,563 common units were outstanding.

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

•

A significant decrease in price or demand for the products we sell or a significant decrease in the pricing of and demand for our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•

We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives that adversely impact the market for transporting these products by rail or otherwise could adversely affect those activities. In addition, implementation of regulations and directives related to these aforementioned services as well as a disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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
•

Our gasoline sales could be significantly reduced by a reduction in demand due to higher prices and to new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel‑powered motor vehicles. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services.  Any of these outcomes could negatively affect our financial condition, results of operations and cash available for distribution to our unitholders.

•	Physical effects from climate change and impacts to areas prone to sea level rise or other extreme weather events could have the potential to adversely affect our assets and operations.
•	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.
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

•

Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions, each of which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, noncompliance with our risk management policies could result in significant financial losses.

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

•

Warmer weather conditions could adversely affect our home heating oil and residual oil sales. Our sales of home heating oil and residual oil continue to be reduced by conversions to natural gas and by utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.

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

•

Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, and the FDA and states have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of vapor products and e-cigarettes may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•

Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, pandemics, or other catastrophic events which could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

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

Items 1. and 2. Business and Properties.

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2019, we had a portfolio of 1,551 owned, leased and/or supplied gasoline stations, including 289 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

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

2019 Events

2027 Notes Offering and 2022 Notes Tender Offer and Redemption— On July 31, 2019, we and GLP Finance Corp. (the “Issuers”) issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 (the “2027 Notes”) to several initial purchasers (the “2027 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The 2027 Notes were resold by the 2027 Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering to fund the repurchase of our 6.25% senior notes due 2022 (the “2022 Notes”) in a tender offer and to repay a portion of the borrowings outstanding under our credit agreement. The redemption of the 2022 Notes occurred on August 30, 2019. Please read Note 8 of Notes to Consolidated Financial Statements for additional information on the 2027 Notes.

Amended Credit Agreement— On April 19, 2019, we entered into the third amendment to the third amended and restated credit agreement which, among other things, extended the maturity date from April 30, 2020 to April 29, 2022 and reduced by 0.25% the applicable rate under the revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit. Please read Note 8 of Notes to Consolidated Financial Statements for additional information on our credit agreement.

2018 Event

Series A Preferred Unit Offering—On August 7, 2018, we issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit in an offering registered under the Securities Act of 1933. We used the proceeds, net of underwriting discount and expenses, of $66.4 million to reduce indebtedness under our credit agreement. See Note 18 of Notes to Consolidated Financial Statements for additional information.

Operating Segments

We operate our businesses under three segments: (i) Wholesale, (ii) GDSO and (iii) Commercial. In 2019, our Wholesale, GDSO and Commercial sales accounted for approximately  57%, 33% and 10% of our total sales, respectively.

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, blending, storing and transporting refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We transport these products by railcars, barges, trucks and/or pipelines pursuant to spot or long‑term contracts. From time to time, we aggregate crude oil by truck or pipeline in the mid‑continent region of the United States and Canada, transport it by rail and ship it by barge to refiners. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

As of December 31, 2019, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	289
Commissioned agents	258
Lessee dealers	216
Contract dealers	788
Total	1,551

Commercial

In our Commercial segment, we include sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil and bunker fuel. In the case of public sector commercial and industrial end user customers, we sell products primarily either through a competitive bidding process or through contracts of various terms. We respond to publicly issued requests for product proposals and quotes. We generally arrange for the delivery of the product to the customer’s designated location. Our Commercial segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity.

Products

General

The following table presents our product sales and other revenues as a percentage of our consolidated sales for the years ended December 31:

	2019	2018	2017
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	75%	74%	65%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	21%	22%	26%
Crude oil sales and crude oil logistics revenue	1%	1%	5%
Convenience store sales, rental income and sundries	3%	3%	4%
Total	100%	100%	100%

Gasoline.  We sell substantially all grades of branded and unbranded gasoline and we sell gasoline blendstocks, such as ethanol, that comply with seasonal and geographical requirements in the areas in which we market.

Distillates.  Distillates are primarily divided into home heating oil, diesel and kerosene. In 2019, sales of home heating oil, diesel and kerosene accounted for approximately 47%, 52% and 1%, respectively, of our total volume of distillates sold. The distillates we sell are used primarily for fuel for trucks and off‑road construction equipment and for space heating of residential and commercial buildings.

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

We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read “—Commodity Risk Management.” In 2019, approximately 33% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil volume was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

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

Crude Oil.  We engage in the purchasing, selling, storing and logistics of transporting domestic and Canadian crude oil and other products via pipeline, rail and barge from the mid‑continent region of the United States and Canada for distribution to refiners and other customers.

Convenience Store Items and Sundries.  We sell a broad selection of food, beverages, snacks, grocery and non‑food merchandise at our convenience store locations and generate sundry sales, such as car wash sales and lottery and ATM commissions, at our convenience store locations.

Significant Customers

None of our customers accounted for greater than 10% of total sales for years ended December 31, 2019,  2018 and 2017.

Assets

Terminals

As of December 31, 2019, we owned, leased or maintained dedicated storage facilities at 24 bulk terminals, each with the capacity of more than 50,000 barrels, with a collective storage capacity of approximately 10.8 million barrels. Twenty‑one of these bulk terminals are located throughout the Northeast. Some of our storage tankage is versatile, allowing us to switch tankage from one product to another.

In addition to refined products, we also own or operate two rail facilities in New York and Oregon capable of handling ethanol and other products and two rail facilities in North Dakota capable of handling crude oil. At select locations, we have capacity to store renewable fuels, and in Albany, New York, we also have an additional rail‑fed propane storage terminal.

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

In connection with our businesses, we may lease or otherwise secure the right to use certain third-party assets (such as railcars, pipelines and barges). As of December 31, 2019, we supported our rail activity with a fleet of approximately 200 leased railcars. The makeup of this fleet is split between general‑purpose cars used for  refined products and pressurized tank cars used for propane.  We lease railcars from third parties through various lease arrangements with various expiration dates, and we also lease barges from third parties through various time charter lease arrangements also with various expiration dates. We also have various pipeline connection agreements that extend for two to five years.

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

Gasoline Stations

As of December 31, 2019, we had a portfolio of 1,551 owned, leased and/or supplied gasoline stations, including 289 directly operated convenience stores, primarily in the Northeast.

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

Supply

Our products come from some of the major energy companies in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, South America, Europe, Russia and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. During 2019, we purchased an average of approximately 425,000 barrels per day of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually two days) to net 30 days. Please read “—Commodity Risk Management.” We obtain our convenience store inventory from traditional suppliers.

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

Commodity Risk Management

When we take title to the products that we sell, we are exposed to commodity risk. Commodity risk is the risk of unfavorable market fluctuations in the price of commodities such as refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We endeavor to minimize commodity risk in connection with our daily operations through hedging by the use of exchange‑traded futures contracts on regulated exchanges or using other over‑the‑counter derivatives, and then lift hedges as we sell the product for physical delivery to third parties. Products are generally purchased and sold at spot market prices, fixed prices or indexed prices, with certain adjustments based on quality and freight due to location differences and prevailing supply and demand conditions, as well as other factors. While we use these transactions to seek to maintain a position that is substantially balanced within our commodity product purchase and sales activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in our businesses, such as weather conditions. In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace. We also engage in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains.

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

In our Wholesale segment, we obtain Renewable Identification Numbers (“RINs”) in connection with our purchase of ethanol which is used for bulk trading purposes or for blending with gasoline through our terminal system. A RIN is a renewable identification number associated with government‑mandated renewable fuel standards. To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). Our U.S. Environmental Protection Agency (“EPA”) obligations relative to renewable fuel reporting are comprised of foreign gasoline and diesel that we may import and blending operations at certain facilities. As a wholesaler of transportation fuels through our terminals, we separate RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle our RVO. While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period. Our Wholesale segment operating results may be sensitive to the timing associated with our RIN position relative to our RVO at a point in time, and we may recognize a mark‑to‑market liability for a shortfall in RINs at the end of each reporting period. To the extent that we do not have a sufficient number of RINs to satisfy our RVO as of the balance sheet date, we charge cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and record a liability representing our obligation to purchase RINs. Our 2016 RIN obligation may change due to a court decision requiring the EPA to revise the calculation methodology for determining the 2016 renewable fuel obligation. However, in 2019, the EPA proposed a rule that would retain the 2016 obligation. Even if that rule is not finalized and our 2016 obligation is retroactively changed, we do not believe that any impacts associated with any such change will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

For more information about our policies and procedures to minimize our exposure to market risk, including commodity market risk, please read Part II,  Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Competition

In each of our operating segments, we encounter varying degrees of competition based on product and geographic locations and available logistics. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our markets, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We supply oil to industrial, commercial and marine customers. We compete with other transloaders in our logistics activities including, in part, storage and transportation of renewable fuels, gasoline and gasoline blendstocks, crude oil and the movement of product by alternative means (e.g., pipelines). We also compete with natural gas suppliers and marketers in our home heating oil, residual oil and propane product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly with respect to unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gasoline stations as well as supermarket and warehouse stores that sell gasoline, and our convenience stores compete with other convenience store chains, independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel stations, mass merchants, fast food operations and other similar retail outlets.

Employees

To carry out our operations, our general partner and certain of our operating subsidiaries employed a total of approximately 3,860 employees, including 2,540 full‑time employees as of December 31, 2019, of which approximately 105 employees were represented by labor unions under collective bargaining agreements with various expiration dates. We may not be able to renegotiate the collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, existing labor agreements may not prevent a future strike or work stoppage, and any work stoppage could negatively affect our results of operations and financial condition. We believe we have good relations with our employees.

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

The name GLOBAL®, our Global logos and the name Global Petroleum Corp.® are our trademarks. In addition, we have trademarks for our premium fuels and additives: Heating Oil Plus™ and the Heating Oil Plus® logo, SubZero® and the SubZero® logo, Diesel One® and the Diesel One® logo, Diesel 1®, the Diesel 1™ logo and the tagline Legacy.Technology.Performance.®.

We also use the following trademarks for our convenience store business: ALLTOWN®, ALLTOWN INSIDERS™, ALLTOWN FRESH™  and the ALLTOWN FRESH™ logos, YOUR TOWN.MYTOWN.ALLTOWN!®, ALLTOWN MARKET®, CENTRE ST. KITCHEN®, Buck Stop®, Fast Freddie’s®, Mr. Mike’s®, Deli Joe’s® and the Deli Joe’s® logo, Diamond Fuels®, Xtra® and the XtraCafé® logo, Xtra Mart® and the Xtramart® logo, the Honey Farms® logo, Honey Money® and the Honey Money® logo.

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

Our operations use a number of petroleum and other products storage and distribution facilities. These facilities include rail transloading facilities and gasoline stations that we do not own or operate, but at which refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane are stored. We use these facilities through several different contractual arrangements, including leases and throughput and terminalling services agreements. If facilities with which we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down or their operations could be compromised, requiring us to incur costs to use alternative facilities.

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

We do not believe that compliance with federal, state or municipal laws, including environmental laws and regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. We can provide no assurance, however, that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs or will not have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

For additional information concerning certain environmental proceedings, please read Notes 14 and 23 of Notes to Consolidated Financial Statements.

Hazardous Material Releases and Waste Handling

Our businesses are subject to laws that relate to the release of hazardous substances into the water, air or soils and require, among other things, measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment. Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In the course of our ordinary operations, we may generate, store or otherwise handle materials and wastes that fall within the Superfund law’s definition of a hazardous substance and, as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, clean up contaminated property, including groundwater contaminated by prior owners or operators, or make capital improvements to prevent future contamination.

Our operations generate a variety of wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws. These regulations impose detailed requirements for the handling, storage, treatment and disposal of hazardous waste. Our operations also generate solid wastes which are regulated under state law or the less stringent solid waste requirements of the federal Solid Waste Disposal Act. We believe that our operations are in substantial compliance with the existing requirements of RCRA, the Solid Waste Disposal Act and similar state and municipal laws, and the cost involved in complying with these requirements is not material. We also incur ongoing costs for monitoring groundwater and/or remediation of contamination at several facilities that we operate.

We believe we are in substantial compliance with applicable hazardous material releases and waste handling requirements related to our operations. We do not believe that compliance with federal, state or municipal hazardous material releases and waste handling regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. However, these and future statutes, regulatory changes or initiatives regarding hazardous material releases and waste handling could directly and indirectly increase our operating and compliance costs. We cannot assure that costs incurred to comply with standards and regulations emerging from these and future rulemakings will not be material to our businesses, financial condition or results of operations.

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

Underground Storage Tanks

We are required to make financial expenditures to comply with regulations governing underground storage tanks (“USTs”) which store gasoline or other regulated substances adopted by federal, state and municipal regulatory agencies. Pursuant to RCRA, the EPA has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking USTs. State or local agencies may be delegated the responsibility for implementing the federal program or developing and implementing equivalent or stricter state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We believe we are in substantial compliance with applicable environmental requirements, including those applicable to our USTs. Compliance with existing and future environmental laws regulating UST systems of the kind we use may require significant capital expenditures in the future. These expenditures may include upgrades, modifications, and the replacement of USTs and related piping to comply with current and future regulatory requirements designed to ensure the detection, prevention, investigation and remediation of leaks and spills.

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, gasoline blendstocks, renewable fuels and crude oil, into navigable waters. This law and comparable state laws may require permits for discharging pollutants into state and federal waters and impose substantial liabilities and remedial obligations for noncompliance. We hold these discharge permits for our facilities,  as applicable. Certain waters and wetlands, known as Waters of the United States, are also subject to the protections and requirements of the Clean Water Act. Considerable legal uncertainty currently exists surrounding what standard should be used to identify waters of the United States as a result of a 2015 rulemaking expanding the definition of waters of the United States and a 2019 rulemaking that rescinded the 2015 rule. Litigation regarding the 2019 rulemaking has been filed. This uncertainty and the outcome of these legal challenges may result in a need for such permits in areas that were not formerly subject to the Clean Water Act, which may delay, limit or increase the costs of the exploration and production of crude oil and other materials we transport and may also adversely affect shippers who use our transportation assets. Any resulting restriction of supply could adversely affect our financial position, results of operations or cash available for distribution to our unitholders.

EPA regulations also may require us to obtain permits to discharge certain storm water runoff. Storm water discharge permits also may be required by certain states in which we operate. We believe that we hold the required permits and operate in material compliance with those permits. While we have experienced periodic permit discharge exceedences at some of our terminals, we do not expect any noncompliance with existing permits and foreseeable new permit requirements to have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

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

Various federal, state and municipal agencies have the authority to prescribe product quality specifications for the petroleum products and renewable fuels that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe we are currently in substantial compliance with these regulations.

Changes in product quality specifications could require us to incur additional handling costs or reduce our throughput volume. For instance, different product specifications for different markets could require the construction of additional storage. Also, many states where we sell heating oil have limited the sulfur content of home heating oil.

In addition, the CAA and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process.

In November 2015, the EPA also revised the existing National Ambient Air Quality Standards (“NAAQS”) for ground‑level ozone, which made the standard more stringent. Nitrogen oxides and volatile organic compounds are recognized as precursors of ozone, and emissions of those materials are associated with mobile sources and the petroleum industry. A designation of nonattainment can lead the governing state to issue more stringent limits on existing sources of those precursor pollutants within the designated nonattainment area. Also, a nonattainment designation may increase the burdens on permitting new activities in those areas. The EPA completed area designations for the 2015 ozone standards in July 2018. States with areas designated nonattainment have at least two years from the effective date of the nonattainment designation to submit any required State Implementation Plan revisions. While we are not able to determine the extent to which this new standard, or the finalized nonattainment designations, will impact our businesses at this time, it does have the potential to have a material impact on our operations and cost‑structure.

Climate Change

Federal climate change legislation in the United States appears unlikely in the near‑term. As a result, domestic efforts to curb greenhouse gas (“GHG”) emissions continue to be led by the EPA’s GHG regulations and the efforts of states. To the extent that our operations are subject to the EPA’s GHG regulations or regulatory protocol promulgated by states where we operate our businesses, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA’s requirements for review of pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities and operations are also subject to the EPA’s Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs. Some states in which we do business, including New York, have enacted measures requiring regulatory agencies to consider potential sea level rise in the performance of their regulatory duties.

In May 2016, the EPA finalized New Source Performance Standards (“NSPS”) for methane and volatile organic compound emissions from certain activities in the oil and gas production sector, not including crude oil or refined product transportation.  The EPA also released new control guidance for reducing volatile organic compound emissions from existing oil and gas sources in certain ozone non‑attainment areas. However, the EPA announced in April 2017 that it intends to reconsider certain aspects of the 2016 NSPS and, in June 2017, the EPA issued an administrative stay of key provisions of the rule but was promptly ordered by the D.C. Circuit to implement the rule. The EPA also proposed 60-day and two-year stays of certain provisions in June 2017 and published a Notice of Data Availability in November 2017 seeking comment and providing clarification regarding the agency’s legal authority to stay the rule. In March 2018, the EPA announced amendments to two narrow provisions of the 2016 NSPS and in October 2018, the EPA proposed broader amendments to the 2016 NSPS including those related to fugitive emissions requirements and alternative means of emissions limitations provisions. If the proposed rule is finalized, it will likely be subject to judicial challenge. Collectively, these rules could impose new compliance costs and additional permitting burdens on upstream oil and gas operations, which could in turn affect the companies that produce the crude oil that we transport. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on our operations.

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

The EPA has also issued Corporate Average Fuel Economy (“CAFE”) standards to regulate emissions of GHGs from the use of fossil fuels for mobile sources. In 2012, the EPA issued CAFE standards for fleets of 2022-2025 model year vehicles. In 2016, the National Highway Traffic Safety Administration (“NHTSA”) finalized a rule imposing stricter penalties against those who exceed CAFE standards. In 2018, the EPA proposed a rule that would amend the 2022-2025 CAFE standards. In 2019, the EPA and NHTSA jointly finalized a rule to reduce the penalties for violations of CAFE standards and to revoke California’s authority to set its own fuel economy standards. California and a coalition of other states have filed suit to challenge the 2019 rule. Should stricter standards or penalties standards become effective or should California’s authority to set its own fuel economy standards be upheld, reductions in emissions of GHGs from the operation of motor vehicles may be required, which may reduce demand for our products and services.

Overall, there has been a trend towards increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or effect pricing of, our products, and thus adversely impact our businesses. For example, at the 2015 United Nations Framework Convention on Climate Change in Paris, the United States and nearly 200 other nations entered into an international climate agreement. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. The Paris Agreement became effective in November 2016.  In August 2017, the U.S. State Department officially informed the United Nations of the intent of the U.S. to withdraw from the agreement, with the earliest possible effective date of withdrawal being November 4, 2020. In addition, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

Activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for energy companies whose businesses are related to the use of fossil fuels. This could make it more difficult to secure funding for projects related to the use of fossil fuels.

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

In June 2009, Congress passed the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) which gave the FDA broad authority to regulate tobacco and nicotine products. Under the FSPTCA, the FDA has enacted numerous regulations restricting the sale of such products to anyone under the age of 18 years (state laws are permitted to set a higher minimum age); prohibit the sale of single cigarettes or packs with less than 20 cigarettes; and prohibit the sale or distribution of non‑tobacco items such as hats and t‑shirts with tobacco brands, names or logos. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of vapor products and e-cigarettes may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our results of operations.

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

Environmental Insurance

We maintain insurance which may cover, in whole or in part, certain costs relating to environmental matters associated with releases of products we store, sell and/or ship. We maintain insurance policies with insurers in amounts and with coverage and deductibles we believe are reasonable and prudent. These policies may not cover all environmental risks and costs and may not provide sufficient coverage in the event an environmental claim is made against us.

Security Regulation

Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy infrastructure assets may be future targets of terrorist organizations. These developments have subjected our operations to increased risks. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our businesses. Where required by federal or municipal laws, we have prepared security plans for the storage and distribution facilities we operate. Terrorist attacks aimed at our facilities and any global and domestic economic repercussions from terrorist activities could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. For instance, terrorist activity could lead to increased volatility in prices for home heating oil, gasoline and other products we sell.

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

Hazardous Materials Transportation

Our operations include the preparation and shipment of some hazardous materials by truck, rail, marine vessel and/or pipeline. We are subject to regulations promulgated under the Hazardous Materials Transportation Act (and subsequent amendments) and administered by the U.S. Department of Transportation (“DOT”) under the Federal Highway Administration, the Federal Railroad Administration, the United States Coast Guard and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).

We conduct loading and unloading of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane to and from cargo transports, including tanker trucks, railcars, marine vessels and pipeline. In large part, the cargo transports are owned and operated by third parties. In addition, we lease a fleet of railcars and charter barges associated with the shipment of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations.

The trend in hazardous material transportation is to increase oversight and regulation of these operations. High-profile derailments of freight trains carrying hazardous materials, including the tragic events in July 2013 in Lac Mégantic and other subsequent events, have led federal and state regulators to introduce a number of requirements regulating the transportation of hazardous materials including crude oil and other products. These regulations address the testing and ensuing designations of crude oil; the safety of tank cars that are used in transporting crude oil and other flammable or petroleum type liquids by rail, including a requirement to phase out certain older DOT-111 tank cars; braking standards for certain trains; and new operational protocols for trains transporting large volumes of flammable liquids, such as routing requirements, speed restrictions and the provision of information to local government agencies. In July 2016, PHMSA also proposed a new rule that would expand the applicability of comprehensive oil spill response plans so that any railroad that transports a single train carrying 20 or more loaded tank cars of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train must have a current, comprehensive, written plan. In February 2019, PHMSA finalized that proposal. In January 2017, PHMSA issued an Advance Notice of Proposed Rulemaking announcing that it is considering revising the Hazardous Materials Regulations to establish vapor pressure limits for the transportation of crude oil and potentially all Class 3 flammable liquid hazardous materials. In addition to action taken or proposed by federal agencies, a number of states have proposed or enacted laws in recent years that encourage safer rail operations or urge the federal government to enhance requirements for these operations.

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

We believe we are in substantial compliance with applicable hazardous materials transportation requirements related to our operations. We do not believe that compliance with federal, state or municipal hazardous materials transportation regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. However, these and future statutes, regulatory changes or initiatives regarding hazardous material transportation, could directly and indirectly increase our operation, compliance and transportation costs and lead to shortages in availability of tank cars. We cannot assure that costs incurred to comply with standards and regulations emerging from these and future rulemakings will not be material to our businesses, financial condition or results of operations. Furthermore, we can provide no assurance that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil or other products, or, or the development or discovery of new facts or conditions will not cause us to incur significant costs. Any such requirements would apply to the industry as a whole.

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

We may not have sufficient available cash each quarter to pay distributions on our Series A Preferred Units and maintain distributions on our common units at current levels. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	competition from other companies that sell refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and convenience store items and sundries;
•	demand for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane in the markets we serve;
•	absolute price levels, as well as the volatility of prices, of refined petroleum products, gasoline blendstocks, renewable fuels, RINs, crude oil and propane in both the spot and futures markets;
•	supply, extreme weather and logistics disruptions;
•	seasonal variation in temperatures which affects demand for home heating oil and residual oil to the extent that it is used for space heating;
•	the level of our operating costs, including payments to our general partner; and
•	prevailing economic conditions.

In addition, the actual amount of cash we have available for distribution will depend on other factors such as:

•	the level of capital expenditures we make;
•	the restrictions contained in our credit agreement and the indentures governing our senior notes, including financial covenants, borrowing base limitations and advance rates;
•	distributions paid on our Series A Preferred Units;
•	our debt service requirements;
•	the cost of acquisitions;
•	fluctuations in our working capital needs;

•	our ability to borrow under our credit agreement to make distributions to our unitholders; and
•	the amount of cash reserves established by our general partner.

The amount of cash we have available for distribution to unitholders depends on our cash flow and does not depend solely on profitability.

The amount of cash we have available for distribution depends primarily on our cash flow, including borrowings, and does not depend solely on profitability. Our cash flow will be affected by non‑cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

We may not be able to fully implement or capitalize upon planned growth projects.

We could have a number of organic growth projects that may require the expenditure of significant amounts of capital individually and in the aggregate. Many of these projects involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control. As these projects are undertaken, required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects. Moreover, revenues associated with these organic growth projects may not increase immediately upon the expenditures of funds with respect to a particular project and these projects may be completed behind schedule or in excess of budgeted cost. We may pursue and complete projects in anticipation of market demand that dissipates or market growth that never materializes. As a result of these uncertainties, the anticipated benefits associated with our capital projects may not be recognized.

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

Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer‑than‑normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales. Therefore, our results of operations in heating oil and residual oil for the first and fourth calendar quarters can be better than for the second and third quarters.

A significant decrease in price or demand for the products we sell or a significant decrease in the pricing of and demand for our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

A significant decrease in price or demand for the products we sell or a significant decrease in the pricing of and demand for our logistics activities could reduce our revenues and, therefore, reduce our ability to make distributions to our unitholders or increase distributions to our common unitholders. Factors that could lead to a decrease in market demand for products we sell, including refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane include:

•

a recession or other adverse economic conditions or an increase in the market price or of an oversupply of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane or higher taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane;

•

a shift by consumers to more fuel‑efficient or alternative fuel vehicles, including hybrids, or an increase in fuel economy of vehicles, whether as a result of technological advances by manufacturers, governmental or regulatory actions or otherwise; and

•	conversion from consumption of home heating oil or residual oil to natural gas and utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.

Certain of our operating costs and expenses are fixed and do not vary with the volumes we store and distribute. Should we experience a reduction in our volumes stored, distributed and sold and in our logistics activities, such costs and expenses may not decrease ratably or at all. As a result, we may experience declines in our margin if these volumes decrease.

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

Results from our purchasing, storing, terminalling, transporting, selling and blending operations are influenced by prices for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, price volatility and the market for such products. Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to moves in petroleum product and renewable fuel prices with futures contracts and, to a lesser extent, swaps. In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery at higher prices in the future. In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects.

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

When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase products we sell at the then lower market price from a competitor.

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

As of December 31, 2019, our total debt, including amounts outstanding under our credit agreement and senior notes, was approximately $1.2 billion. We have the ability to incur additional debt, including the capacity to borrow up to $1.3 billion under our credit agreement, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Under our credit agreement, if a comparable or successor rate to LIBOR is approved by Bank of America, N.A., in its capacity as administrative agent under our credit agreement, the approved rate will be applied in a manner consistent with market practice. To the extent market practice is not administratively feasible for the administrative agent, the approved rate will be applied in a manner otherwise reasonably determined by the administrative agent. We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our credit agreement. In the event that we do not reach agreement on an acceptable replacement rate for LIBOR, outstanding borrowings under the credit agreement denominated in U.S. dollars would revert to a floating rate equal to the base rate (which is equal to the greatest of the administrative agent’s prime rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) plus the applicable margin applicable to the alternative base rate which is currently equal to between 0.75% and 1.75%. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our financial condition, results of operations and cash distributions to unitholders. For more information about the interest rates under our senior secured credit agreement, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”

We may not be able to obtain funding on acceptable terms or obtain additional requested funding in excess of total commitments under our credit agreement, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

In the past, global financial markets and economic conditions were disrupted and volatile. The debt and equity capital markets were exceedingly distressed. These issues, along with significant write‑offs in the financial services sector, the re‑pricing of credit risk and the economic conditions, had made and, along with any other potential future economic or market uncertainties, could make it difficult to obtain funding. Activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for energy companies whose businesses are related to the use of fossil fuels. This could make it more difficult to secure funding for projects.

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

Our ability to comply with the covenants and restrictions contained in our credit agreement and indentures may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement or indentures, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit agreement, the lenders could seek to foreclose on such assets.

Restrictions in our credit agreement and indentures limit our ability to pay distributions upon the occurrence of certain events.

Our credit agreement and indentures limit our ability to pay distributions upon the occurrence of certain events. For example, each of our credit agreement and the indentures limits our ability to pay distributions upon the occurrence of the following events, among others:

•	failure to pay any principal, interest, fees or other amounts when due;

•	failure to perform or otherwise comply with the covenants in the credit agreement, the indentures or in other loan documents to which we are a borrower; and
•	a bankruptcy or insolvency event involving us, our general partner or any of our subsidiaries.

Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our credit agreement and indentures, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and Note 8 of Notes to Consolidated Financial Statements.

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

In January 2020, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

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

Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions, each of which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, any noncompliance with our risk management policies could result in significant financial losses.

While our hedging policies are designed to minimize commodity risk, some degree of exposure to unforeseen fluctuations in market conditions remains. For example, we change our hedged position daily in response to movements in our inventory. If we overestimate or underestimate our sales from inventory, we may be unhedged for the amount of the overestimate or underestimate. Also, significant increases in the costs of the products we sell can materially increase our costs to carry inventory. We use our credit facility as our primary source of financing to carry inventory and may be limited to the amounts we can borrow to carry inventory.

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

Additionally, our access to trade credit support could diminish and/or become more expensive. Our ability to continue to receive sufficient trade credit on commercially acceptable terms could be adversely affected by fluctuations in prices of petroleum products, renewable fuels and other products we sell or disruptions in the credit markets or for any other reason. Any of these events could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

Historical prices for certain products we sell have been volatile. General political conditions, acts of war, terrorism and instability in oil producing regions, particularly in the United States, Canada, Middle East, Russia, Africa and South America, could significantly impact crude oil supplies and crude oil and refined petroleum product costs. Significant increases and volatility in wholesale gasoline costs could result in significant increases in the retail price of motor fuel products and in lower margins per gallon. Increases in the retail price of motor fuel products could impact consumer demand for motor fuel. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze fuel margins because fuel costs typically increase faster than these increased costs can be passed along to customers. Higher fuel prices trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gallons sold. A significant change in any of these factors could materially impact our customers’ needs, motor fuel gallon volumes, gross profit and overall customer traffic, which in turn could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Our gasoline sales could be significantly reduced by a reduction in demand due to higher prices and to new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel‑powered motor vehicles.

Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel‑powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government‑mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including the Clean Power Plan and various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. Any of these outcomes could negatively affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, higher prices could reduce the demand for gasoline and adversely impact our gasoline sales. A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

As a significant number of our retail gasoline stations and convenience stores are branded utilizing major gasoline brands, they may be dependent, in part, upon the continuing favorable reputation of such brands. Erosion of the value of major gasoline brands could have a negative impact on our gasoline sales, which in turn may cause our operations to be less profitable.

We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives related to these aforementioned services as well as disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon and could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, trucks and barges, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our business operations. These events could result in service disruptions and increased costs which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.

Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.

The EPA has implemented a RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program seeks to promote the incorporation of renewable fuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States.

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

Where releases of products, including, without limitation, refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable standards. Our obligation to remediate this type of contamination varies, depending upon applicable laws and regulations and the extent of, and the facts relating to, the release. A portion of the remediation costs for certain products may be recoverable from the reimbursement fund of the applicable state and/or from third party insurance after any deductible or self-insured retention has been met, but there are no assurances that such reimbursement funds or insurance proceeds will be available to us.

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

We may be the subject of complaints or litigation arising from food-related illness or injury in general which could have a negative impact on our businesses. Additionally, negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, employee relations or other matters related to our food preparation operations may materially adversely affect demand for our offerings and could result in a decrease in customer traffic to our convenience stores.

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

Congress has given the FDA broad authority to regulate tobacco and nicotine products, and the FDA and states have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers,  and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of vapor products and e-cigarettes may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, pandemics, or other catastrophic events which could have an adverse effect on our financial condition, results of operations, and cash available for distributions to our unitholders.

Global and national health concerns, such as the outbreak of a pandemic or contagious disease like the recent coronavirus, may adversely affect us by reducing demand for our products. Such a health concern could result in people traveling less and avoiding public spaces, such as convenience stores and other locales where food and sundries are sold, either due to self-imposed or government-mandated restrictions to halt the spread of disease, thereby resulting in a decrease in the demand for our products, including gasoline and other refined petroleum products, and a decrease in sales of food, sundries and other on-site services. Such an event may impair our suppliers’ ability to provide the volumes and types of product and goods we sell. A disease outbreak could affect the health of our workforce or result in travel restrictions, in either case rendering employees unable to work or travel. While these factors and the impact of these factors are difficult to predict, any one or more of them could disrupt our business as we may be unable to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of an unexpected event or events, lower our revenues, increase our costs, or reduce our cash available for distribution to our unitholders.

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

We are subject to competition from distributors and suppliers of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane that may be able to supply our customers with the same or comparable products and gathering, blending, terminalling, transporting and storage services and logistics on a more competitive basis. We compete with terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our Northeast market, we compete in various product lines and for all customers of those various products lines. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We compete with other transloaders in our logistics activities. We also compete with natural gas suppliers and marketers in our home heating oil, residual oil and propane product lines. Bunkering requires facilities at ports to service vessels, and we compete with other providers of bunker fuels in those ports. In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gas stations as well as supermarket and warehouse stores that sell gasoline.

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

We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel service stations, mass merchants, fast food operations, other locales providing food services and other similar retail outlets. Several non-traditional retailers, including supermarkets and club stores, compete directly with convenience stores.

We may not be able to renew our leases or our agreements for dedicated storage when they expire.

The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. As of December 31, 2019, we owned, operated and maintained dedicated storage facilities at 18 bulk terminals, leased the entirety of one bulk terminal that we operated exclusively for our businesses, and maintained dedicated storage at five facilities at which we have terminalling agreements. The lease and terminalling agreements are subject to expiration through 2020 and 2023, respectively. If these lease and terminalling agreements are not renewed or we are unable to renew them at rates and on terms and conditions satisfactory us, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

We may not be able to lease sites we own or lease and/or sub‑lease sites we lease with respect to the sale of gasoline and/or related activities on favorable terms and any such failure could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

If we are unable to obtain tenants on favorable terms for sites we own or lease, the lease payments we receive may not be adequate to cover our rent expense for leased sites and/or may not be adequate to cover costs associated with ownership of that site. We may lease certain sites where the rent expense we pay is more than the lease payments we collect. We cannot provide any assurance that our gross margin from the sale of transportation fuels and related convenience store items at sites will be adequate to offset unfavorable lease terms. The occurrence of these events could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

Some of our sales are generated pursuant to contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

Most of our arrangements with our customers are renegotiated or replaced periodically. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often subject to factors beyond our control. Such factors include fluctuations in refined petroleum products,  gasoline blendstocks, renewable fuels, crude oil and propane prices, counterparty’s ability to pay for or accept contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or if we renegotiate or replace them on less favorable terms, sales from these arrangements could decline, and our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

Due to our lack of asset and geographic diversification, adverse developments in the terminals we use or in our operating areas would reduce our ability to make distributions to our unitholders.

We rely primarily on sales generated from products distributed from terminals we own or control or to which we have access. Furthermore, the majority of those assets and operations are located in the Northeast. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather and corresponding decreases in demand for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, could have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

We are not fully insured against all risks incident to our businesses. Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, weather, accidents, fires, explosions, hazardous materials releases, mechanical failures, disruptions in supply infrastructure or logistics and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

We store gasoline and gasoline blendstocks, renewable fuels, crude oil and propane in underground and above ground storage tanks. Our operations are also subject to significant hazards and risks inherent in storing such products. These hazards and risks include fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally‑imposed fines or clean‑up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others.

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

Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or future permits and renewals of permits may contain terms and conditions that limit our operations or result in additional compliance costs.

In recent years, the transport of gasoline, distillates, crude oil and ethanol has become subject to additional regulation. The establishment of more stringent design or construction standards, or other requirements for railroad tank cars that are used to transport gasoline, distillates, crude oil and ethanol may lead to shortages of compliant railcars available to transport these products, which could adversely affect our businesses. Likewise, in recent years, efforts have commenced to seek to use federal, state and municipal laws to contest issuance of permits, contest renewal of permits and restrict the types of railroad tanks cars that can be used to deliver products, including, without limitation, gasoline, distillates, crude oil and ethanol to bulk storage terminals. Were such laws to come into effect and were they to survive appeals and judicial review, they would potentially expose our operations to duplicative and possibly inconsistent regulation.

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

Our terminalling operations are subject to federal, state and municipal laws and regulations relating to environmental protection and operational safety that could require us to incur substantial costs.

The risk of substantial environmental costs and liabilities is inherent in terminal operations, and we may incur substantial environmental costs and liabilities. Our terminalling operations involving the receipt, storage and delivery of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane are subject to stringent federal, state and municipal laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. Compliance with these laws and regulations increases our overall cost of business, including our capital costs to maintain and upgrade equipment and facilities. We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and municipal environmental laws in their operations. Their compliance with these requirements could increase the cost of doing business with these facilities. Please read Part I, Items 1. and 2. “Business and Properties—Environmental.”

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

The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. We may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with, or renewal of required operating or other regulatory permits. New environmental regulations, such as those related to the emissions of GHGs, might adversely affect the market for our products and activities, including the storage of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, as well as our waste management practices and our control of air emissions. Enactment of laws and passage of regulations regarding GHG emissions, or other actions to limit GHG emissions may reduce demand for fossil fuels and impact our businesses. Federal, state and municipal agencies also could impose additional safety regulations to which we would be subject. Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations.

Additionally, the construction of new terminals or the expansion of an existing terminal involves numerous regulatory, environmental, political and legal uncertainties, most of which are not in our control. Delays, litigation, local concerns and difficulty in obtaining approvals for projects requiring federal, state or municipal permits could impact our ability to build, expand and operate strategic facilities and infrastructure, which could adversely impact growth and operational efficiency.

Increased regulation of GHG emissions could result in increased operating costs and reduced demand for refined petroleum products as a fuel source, which could reduce demand for our products, decrease our revenues and reduce our profitability.

Combustion of fossil fuels, such as the refined petroleum products we sell, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has promulgated or adopted regulations to address GHG emissions from the combustion of fossil fuels from large stationary sources. With respect to emissions of GHGs from the use of fossil fuels for mobile sources, the EPA has also issued CAFE standards. In 2012, the EPA issued CAFE standards for fleets of 2022-2025 model year vehicles. In 2016, NHTSA finalized a rule imposing stricter penalties against those who exceed CAFE standards. In 2018, the EPA proposed a rule that would amend the 2022-2025 CAFE standards. In 2019, the EPA and NHTSA jointly finalized a rule to reduce the penalties for violations of CAFE standards and to revoke California’s authority to set its own fuel economy standards. California and a coalition of other states have filed suit to challenge that rulemaking. Should stricter standards or penalties become effective or should California’s authority to set its own fuel economy standards be upheld, reductions in emissions of GHGs from the operation of motor vehicles may be required, which may reduce demand for our products and services. In addition, it is possible federal legislation could be adopted in the future to restrict GHGs, as Congress has considered various proposals to reduce GHG emissions from time to time. Many states and regions have adopted GHG initiatives. Please read Part I, Items 1. and 2. “Business and Properties—Environmental—Air Emissions.”

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

Our businesses involve the buying, selling, gathering, blending and shipping of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil by various modes of transportation, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as potential regulatory changes that may adversely impact our businesses, financial condition or results of operations.

Our operations involve the buying and selling, gathering and blending of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil and shipping it to various markets including on railcars that we lease. The derailments of trains transporting such products in North America have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Additional measures have been taken in both the United States. and Canada to regulate the transportation of these products. Please read Part I, Items 1. and 2. “Business and Properties—Environmental— Hazardous Materials Transportation.”

Any changes to the existing laws and regulations, or promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars, including those used to transport crude oil or other products, may require us to make expenditures to comply with new standards that are material to our operations, and, to the extent that new regulations require design changes or other modifications of tank cars, we may incur significant constraints on transportation capacity during the period while tank cars are being retrofitted or newly constructed to comply with the new regulations. We cannot assure that the totality of costs incurred to comply with any new standards and regulations and any impacts on our operations will not be material to our businesses, financial condition or results of operations. In addition, any derailment of railcars or other events related to products that we have purchased or are shipping may result in claims being brought against us that may involve significant liabilities. Although we believe that we are adequately insured against such events, we cannot assure you that our policies will cover the entirety of any damages that may arise from such an event.

We are subject to federal, state and municipal laws and regulations that govern the product quality specifications of the refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane we purchase, store, transport and sell.

Various federal, state and municipal government agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Our businesses include such commodities. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product and adversely impact related sales volume, require us to incur additional handling costs and/or require the expenditure of capital. For instance, different product specifications for different markets could require additional storage. If we are unable to procure product or recover these costs through increased sales, we may not be able to meet our financial obligations. Failure to comply with these regulations could also result in substantial penalties.

We are subject to federal, state and municipal environmental regulations which could have a material adverse effect on our retail operations business.

Our retail operations are subject to extensive federal, state and municipal laws and regulations, including those relating to the protection of the environment, waste management, discharge of hazardous materials, pollution prevention, as well as laws and regulations relating to public safety and health. Certain of these laws and regulations may require assessment or remediation efforts. Retail operations with USTs are subject to federal and state regulations and legislation. Compliance with existing and future environmental laws regulating USTs may require significant capital expenditures and increased operating and maintenance costs. The operation of USTs also poses certain other risks, including damages associated with soil and groundwater contamination. Leaks from USTs which may occur at one or more of our gas stations may impact soil or groundwater and could result in fines or civil liability for us. We may be required to make material expenditures to modify operations, perform site cleanups or curtail operations.

We are subject to federal and state non‑environmental regulations which could have an adverse effect on our convenience store business and results of operations.

Our convenience store business is subject to extensive governmental laws and regulations that include legal restrictions on the sale of alcohol, tobacco and lottery products, food labelling, food preparation, safety and health requirements and public accessibility. Furthermore, state and local regulatory agencies have the power to approve, revoke, suspend, or deny applications for and renewals of permits and licenses relating to the sale of alcohol, tobacco and lottery products or to seek other remedies. A violation of or change in such laws and/or regulations could have an adverse effect on our convenience store business and results of operations.

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

Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to security threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows. Cyber security attacks in particular are evolving and include malicious software, attempts to gain unauthorized access to, or otherwise disrupt, pipeline control systems, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, including pipeline control systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

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

We depend on our information technology (“IT”) systems to manage numerous aspects of our businesses and to provide analytical information to management. Our IT systems are an essential component of our businesses and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our businesses effectively. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, cyber and other security breaches and computer viruses. While we believe we have adequate systems and controls in place, we are continuously working to install new, and upgrade existing, information technology systems and provide employee awareness around phishing, malware and other cyber risks in an effort to ensure that we are protected against cyber risks and security breaches. We have a disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an IT systems failure or disruption. Any failure or interruption in our IT systems could have a negative impact on our operating results, cause our businesses and competitive position to suffer and damage our reputation.

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

If we fail to maintain an effective system of internal controls, then we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which could harm our businesses and could adversely influence the trading price of our units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If our efforts to maintain internal controls are not successful or if we are unable to maintain adequate controls over our financial processes and reporting in the future or if we are unable to comply with our obligations under Section 404 of the Sarbanes‑Oxley Act of 2002, our operating results could be harmed or we may fail to meet our reporting obligations. Ineffective internal controls also could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our units.

Risks Related to our Structure

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.

As of March 4, 2020, affiliates of our general partner, including directors and executive officers and their affiliates, owned 21.4% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.” These conflicts include, among others, the following situations:

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

•

Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces distributable cash flow, or a capital expenditure for acquisitions or capital improvements, which does not, and such determination can affect the amount of cash distributed to our unitholders.

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

In addition, on and after August 15, 2023, the Series A Preferred Units will have a floating distribution rate set each quarterly distribution period at a percentage of the $25.00 liquidation preference equal to a floating rate of the then-current three-month LIBOR (or if LIBOR is no longer available as otherwise provided for in our partnership agreement) plus a spread of 6.774% per annum. The per annum distribution rate that is determined on the relevant determination date will apply to the entire quarterly distribution period following such determination date even if LIBOR (or an alternative rate, as applicable) increases during that period. As a result, the holders of the Series A Preferred Units will be subject to risks associated with fluctuation in interest rates and the possibility that holders will receive distributions that are lower than expected. We have no control over a number of factors, including economic, financial and political events, that impact market fluctuations in interest rates, which have in the past and may in the future experience volatility.

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

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional amounts of entity level taxation for federal, state, municipal or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. We currently own assets and conduct business in several states that impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our units could be negatively impacted by future legislative, judicial or administrative changes in applicable tax laws or differing interpretations thereof, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units, may be negatively impacted by future administrative, legislative or judicial changes or differing interpretations thereof at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Internal Revenue Code upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of such laws in a manner that could impact our ability to qualify as a publicly traded partnership in the future.

Any modification to the U.S. federal income tax laws or interpretations thereof may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.  We are unable to predict whether any changes or other proposals will ultimately be enacted. In addition, there can be no assurance that there will not be any legislative, judicial or administrative changes in tax law generally that would negatively impact the value of an investment in our units. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals in tax law generally and their potential effect on your investment in our units.

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate‑level income taxes.

As of December 31, 2019, we conducted substantially all of our operations of our end‑user business through six subsidiaries that are treated as corporations for federal income tax purposes. These corporations primarily engage in the retail sale of gasoline and/or operate convenience stores and collect rents on personal property leased to dealers and commissioned agents at other stations. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate‑level taxes, which reduce the cash available for distribution to us and, in turn, to common unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to common unitholders would be further reduced.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such common unitholders’ behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes an audit adjustment to our income tax return, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each common unitholder and former common unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our common unitholders and former common unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current common unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such common unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such common unitholders’ behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, common unitholders may be subject to limitation on their ability to deduct interest expense incurred by us which could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to this potential limitation on the deductibility of interest expense and its impact on your investment in our common units.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.

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

We currently own assets and conduct business in several states, some of which impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our businesses, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state, municipal and non‑U.S. tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

Treatment of distributions on our Series A Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of Series A Preferred Units than the holders of our common units and such distributions may not be eligible for the 20% deduction for qualified publicly traded partnership income.

The tax treatment of distributions on our Series A Preferred Units is uncertain. We will treat each of the holders of the Series A Preferred Units as partners for tax purposes and will treat income attributable to distributions on the Series A Preferred Units as guaranteed payments for the use of capital that will generally be taxable to each of the holders of Series A Preferred Units as ordinary income. Holders of our Series A Preferred Units will recognize taxable income from the accrual of such a guaranteed payment (even in the absence of a contemporaneous cash distribution). Otherwise, except in the case of our liquidation, the holders of Series A Preferred Units are generally not anticipated to share in our items of income, gain, loss or deduction, nor will we allocate any share of our nonrecourse liabilities to the holders of Series A Preferred Units. If distributions on the Series A Preferred Units were treated as payments on indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to each of the holders of Series A  Preferred Units.

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified publicly traded partnership income, recently issued final Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified publicly traded partnership income.  As a result, income attributable to a guaranteed payment for use of capital recognized by holders of our Series A Preferred Units is not eligible for the 20% deduction for qualified publicly traded partnership income.

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

Investment in the Series A Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts, and non-United States persons raises issues unique to them. The treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain and the income resulting from such payments may be treated as unrelated business taxable income for federal income tax purposes. Distributions to non-United States holders of Series A Preferred Units will be subject to withholding taxes. If the amount of withholding exceeds the amount of United States federal income tax due, non-United States holders of Series A Preferred Units may be required to file United States federal income tax returns in order to seek a refund of such excess.

All holders of our Series A Preferred Units are urged to consult a tax advisor with respect to the consequences of owning our Series A Preferred Units.

Item 1B. Unresolved Staff Comments.

None.

Item 3. Legal Proceedings.

The information required by this item is included in Note 23 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common units trade on the New York Stock Exchange (“NYSE”) under the symbol “GLP.” At the close of business on March 2, 2020, based upon information received from our transfer agent and brokers and nominees, we had 11,598 common unitholders, including beneficial owners of common units held in street name.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the quarter ended December 31, 2019.

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

Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Performance Indicators.”

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$13,081.7	$12,672.6	$8,920.6	$8,239.6	$10,314.9
Cost of sales	12,419.0	12,022.2	8,337.5	7,693.1	9,717.2
Gross profit	662.7	650.4	583.1	546.5	597.7
Selling, general and administrative expenses	170.9	171.0	155.0	149.7	177.0
Operating expenses	342.4	321.1	283.6	288.5	290.3
(Gain) loss on trustee taxes	—	(52.6)	16.2	—	—
Lease exit and termination (gain) expenses	(0.5)	(3.5)	—	80.7	—
Amortization expense	11.4	11.0	9.2	9.4	13.5
Net (gain) loss on sale and disposition of assets	(2.7)	5.9	(1.6)	20.5	2.1
Goodwill and long-lived asset impairment	2.0	0.4	0.8	149.9	—
Total operating costs and expenses	523.5	453.3	463.3	698.7	482.9
Operating income (loss)	139.2	197.1	119.8	(152.2)	114.7
Interest expense	(89.9)	(89.1)	(86.2)	(86.3)	(73.3)
Loss on early extinguishment of debt	(13.1)	—	—	—	—
Income (loss) before income tax (expense) benefit	36.2	108.0	33.5	(238.5)	41.4
Income tax (expense) benefit	(1.0)	(5.6)	23.6	(0.1)	1.9
Net income (loss)	35.2	102.4	57.1	(238.6)	43.3
Net loss attributable to noncontrolling interest (1)	0.7	1.5	1.6	39.2	0.3
Net income (loss) attributable to Global Partners LP	35.9	103.9	58.8	(199.4)	43.6
Less: General partners’ interest in net income (loss)	1.4	1.0	0.4	(1.3)	7.7
Less: Series A preferred limited partner interest in net income	6.7	2.7	—	—	—
Net income (loss) attributable to common limited partners	$27.8	$100.2	$58.4	$(198.1)	$35.9
Per Unit Data
Basic net income (loss) per common limited partner unit (2)	$0.82	$2.97	$1.74	$(5.91)	$1.12
Diluted net income (loss) per common limited partner unit (2)	$0.81	$2.95	$1.74	$(5.91)	$1.11
Cash distributions per common limited partner unit (3)	$2.05	$1.88	$1.85	$1.85	$2.74
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$94.4	$168.9	$348.4	$(119.9)	$62.5
Investment activities	$(67.2)	$(225.7)	$(61.6)	$6.4	$(649.7)
Financing activities	$(23.3)	$50.1	$(282.0)	$122.4	$583.1
Other Financial Data:
EBITDA (4)	$234.4	$304.3	$225.0	$(4.9)	$225.7
Adjusted EBITDA (4)	$233.7	$310.6	$224.2	$129.7	$227.8
Distributable cash flow (5)	$95.7	$173.7	$108.3	$(121.4)	$126.9
Capital expenditures—acquisitions (6)	$—	$171.6	$38.5	$—	$561.2
Capital expenditures—maintenance and expansion (6)	$82.9	$69.2	$49.8	$71.3	$92.9
Operating Data:
Normal heating degree days (7)	5,630	5,630	5,630	5,661	5,630
Actual heating degree days	5,152	5,391	5,310	5,177	5,651
Variance from normal heating degree days	(8)%	(4)%	(6)%	(9)%	0.37%
Variance from prior year actual degree days	(4)%	2%	3%	(8)%	(0.23)%
Total gallons sold (in millions)	6,519	5,863	4,766	5,133	5,648
Variance in volume sold from prior year	11%	23%	(7)%	(9)%	(11)%
Balance Sheet Data (at period end):
Total assets	$2,808.4	$2,424.3	$2,320.2	$2,564.0	$2,663.7
Long—term debt	$1,058.2	$1,034.5	$957.8	$1,025.9	$1,075.6
Total debt	$1,207.1	$1,137.8	$1,084.5	$1,300.5	$1,173.7
Total liabilities	$2,349.2	$1,925.1	$1,925.9	$2,166.2	$1,969.7
Partners’ equity	$459.2	$499.2	$394.3	$397.8	$694.0

The above table reflects certain rounding conventions.

(1)

On February 1, 2013, we acquired a 60% membership interest in Basin Transload, LLC (“Basin Transload”). The net loss in the table above is attributable to the noncontrolling interest which represents Basin Transload’s 40% interest.

(2)	See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report for net income (loss) per common limited partner unit calculation.
(3)

Cash distributions earned in one calendar quarter are paid in the following calendar quarter. This amount is based on cash distributions paid during each respective year. See Note 18 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

(5)

Distributable cash flow is a non‑GAAP financial measure which is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. In 2016, distributable cash flow includes a net loss on sale and disposition of assets of $20.5 million, a net goodwill and long-lived asset impairment of $114.1 million ($149.9 million, offset by $35.8 million attributed to the noncontrolling interest) and lease exit and termination expenses of $80.7 million. Excluding these charges, distributable cash flow would have been $93.9 million in 2016.

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

Overview

General

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2019, we had a portfolio of 1,551 owned, leased and/or supplied gasoline stations, including 289 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $12.6 billion of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane for the year ended December 31, 2019. In addition, we had other revenues of approximately $0.5 billion for the year ended December 31, 2019 from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2019 and Recent Events

2027 Notes Offering and 2022 Notes Tender Offer and Redemption— On July 31, 2019, we and GLP Finance Corp. (the “Issuers”) issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 (the “2027 Notes”) to several initial purchasers (the “2027 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The 2027 Notes were resold by the 2027 Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering to fund the repurchase of our 6.25% senior notes due 2022 (the “2022 Notes”) in a tender offer and to repay a portion of the borrowings outstanding under our credit agreement. The redemption of the 2022 Notes occurred on August 30, 2019. Please read “—Liquidity and Capital Resources—Senior Notes” for additional information.

On February 18, 2020, we completed an exchange offer whereby holders of the 2027 Notes exchanged all of the 2027 Notes for an equivalent amount of senior notes registered under the Securities Act. The exchange notes are substantially identical to the 2027 Notes, except that the exchange notes are not subject to the restrictions on transfers or to any increase in annual interest rates for failure to comply with the 2027 Notes Registration Rights Agreement (defined below).

Amended Credit Agreement— On April 19, 2019, we entered into the third amendment to the third amended and restated credit agreement which, among other things, extended the maturity date from April 30, 2020 to April 29, 2022 and reduced by 0.25% the applicable rate under the existing revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit. Please read “—Liquidity and Capital Resources—Credit Agreement” for additional information on our credit agreement.

2018 Events

Series A Preferred Unit Offering—On August 7, 2018, we issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit in an offering registered under the Securities Act of 1933. We used the proceeds, net of underwriting discount and expenses, of $66.4 million to reduce indebtedness under our credit agreement. See Note 18 of Notes to Consolidated Financial Statements for additional information.

Acquisition from Cheshire Oil Company, LLC—On July 24, 2018, we acquired the assets of ten company-operated gasoline stations and convenience stores from New Hampshire-based Cheshire Oil Company, LLC (“Cheshire”) for approximately $33.4 million, including inventory. See Note 20 of Notes to Consolidated Financial Statements for additional information.

Acquisition from Champlain Oil Company, Inc.—On July 17, 2018, we acquired retail fuel and convenience store assets from Vermont-based Champlain Oil Company, Inc. (“Champlain”) for approximately $138.2 million, including inventory. The acquisition included 37 company-operated gasoline stations with Jiffy Mart-branded convenience stores in Vermont and New Hampshire and approximately 24 fuel sites that are either owned or leased, including lessee dealer and commission agent locations. The transaction also included fuel supply agreements for approximately 65 gasoline stations, primarily in Vermont and New Hampshire. See Note 20 of Notes to Consolidated Financial Statements for additional information.

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, we recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011. Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required. The recognition of this one-time income item, which is included in (gain) loss on trustee taxes in the accompanying consolidated statements of operations for the year months ended December 31, 2018, did not impact cash flows from operations for the year ended December 31, 2018.

2017 Events

Acquisition of Gasoline and Convenience Store Assets—On October 18, 2017, we completed the acquisition of retail gasoline and convenience store assets from Honey Farms, Inc. (“Honey Farms”) for approximately $38.5 million in a cash transaction. The acquisition included 11 company-operated retail sites with gasoline and convenience stores and 22 company-operated stand-alone convenience stores. All of the sites are located in the greater Worcester, Massachusetts area. See Note 20 of Notes to Consolidated Financial Statements for additional information.

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

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, blending, storing and transporting refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We transport these products by railcars, barges, trucks and/or pipelines pursuant to spot or long-term contracts. From time to time, we aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by rail and ship it by barge to refiners. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

As of December 31, 2019, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	289
Commissioned agents	258
Lessee dealers	216
Contract dealers	788
Total	1,551

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

Commercial

In our Commercial segment, we include sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil and bunker fuel. In the case of public sector commercial and industrial end user customers, we sell products primarily either through a competitive bidding process or through contracts of various terms. We respond to publicly issued requests for product proposals and quotes.  We generally arrange for the delivery of the product to the customer’s designated location. Our Commercial segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity.

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

•

We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives related to these aforementioned services as well as disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon and could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, trucks and barges, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our business operations. These events could result in service disruptions and increased costs which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.

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

•

Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer‑than‑normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales. Therefore, our results of operations in heating oil and residual oil for the first and fourth calendar quarters can be better than for the second and third quarters.

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

•

Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales. The EPA has implemented a RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program seeks to promote the incorporation of renewable fuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States. We are exposed to the volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark‑to‑market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time.

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

•

Governmental action and campaigns to discourage smoking may have a material adverse effect on our revenues and gross profit. Congress has given the FDA broad authority to regulate tobacco and nicotine products, and the FDA and states have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of vapor products and e-cigarettes may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•

New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. In recent years, the transport of crude oil and ethanol has become subject to additional regulation. The establishment of more stringent design or construction standards, or other requirements for railroad tank cars that are used to transport crude oil and ethanol with too short of a timeframe for compliance may lead to shortages of compliant railcars available to transport crude oil and ethanol, which could adversely affect our businesses. Likewise, in recent years, efforts have commenced to seek to use federal, state and municipal laws to contest issuance of permits, contest renewal of permits and restrict the types of railroad tanks cars that can be used to deliver products, including, without limitation, crude oil and ethanol to bulk storage terminals. Were such laws to come into effect and were they to survive appeals and judicial review, they would potentially expose our operations to duplicative and possibly inconsistent regulation. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) product margin, (2) gross profit, (3) EBITDA and Adjusted EBITDA, (4) distributable cash flow, (5) selling, general and administrative expenses (“SG&A”), (6) operating expenses and (7) degree days.

Product Margin

We view product margin as an important performance measure of the core profitability of our operations. We review product margin monthly for consistency and trend analysis. We define product margin as our product sales minus product costs. Product sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels, crude oil and propane, as well as convenience store sales, gasoline station rental income and revenue generated from our logistics activities when we engage in the storage, transloading and shipment of products owned by others. Product costs include the cost of acquiring products and all associated costs including shipping and handling costs to bring such products to the point of sale as well as product costs related to convenience store items and costs associated with our logistics activities. We also look at product margin on a per unit basis (product margin divided by volume). Product margin is a non‑GAAP financial measure used by management and external users of our consolidated financial statements to assess our business. Product margin should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our product margin may not be comparable to product margin or a similarly titled measure of other companies.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to Global Partners LP	$35,867	$103,905	$58,752
EBITDA (1)(2)	$234,374	$304,312	$225,020
Adjusted EBITDA (1)(2)	$233,666	$310,606	$224,205
Distributable cash flow (3)(4)(5)	$95,713	$173,688	$108,264
Wholesale Segment:
Volume (gallons)	4,153,831	3,620,983	2,654,551
Sales
Gasoline and gasoline blendstocks	$5,358,550	$4,732,028	$2,097,811
Crude oil (6)	96,419	109,719	464,234
Other oils and related products (7)	1,974,897	2,049,043	1,725,537
Total	$7,429,866	$6,890,790	$4,287,582
Product margin
Gasoline and gasoline blendstocks	$83,982	$76,741	$82,124
Crude oil (6)	(13,047)	7,159	7,279
Other oils and related products (7)	51,584	53,389	62,799
Total	$122,519	$137,289	$152,202
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	1,622,122	1,596,453	1,582,056
Sales
Gasoline	$3,806,892	$4,081,498	$3,434,581
Station operations (8)	466,761	427,211	351,876
Total	$4,273,653	$4,508,709	$3,786,457
Product margin
Gasoline	$374,550	$373,303	$326,536
Station operations (8)	225,078	203,098	174,986
Total	$599,628	$576,401	$501,522
Commercial Segment:
Volume (gallons)	743,545	645,393	529,705
Sales	$1,378,211	$1,273,103	$846,513
Product margin	$28,540	$23,611	$17,858
Combined sales and product margin:
Sales	$13,081,730	$12,672,602	$8,920,552
Product margin (9)	$750,687	$737,301	$671,582
Depreciation allocated to cost of sales	(87,930)	(86,892)	(88,530)
Combined gross profit	$662,757	$650,409	$583,052

GDSO portfolio as of December 31, 2019, 2018 and 2017:
Company operated	289	297	264
Commissioned agents	258	259	267
Lessee dealers	216	237	230
Contract dealers	788	786	694
Total GDSO portfolio	1,551	1,579	1,455

	Year Ended December 31,
	2019	2018	2017
Weather conditions:
Normal heating degree days	5,630	5,630	5,630
Actual heating degree days	5,152	5,391	5,310
Variance from normal heating degree days	(8)%	(4)%	(6)%
Variance from prior period actual heating degree days	(4)%	2%	3%

(1)

EBITDA and Adjusted EBITDA are non‑GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

EBITDA and Adjusted EBITDA in 2019 include a $13.1 million loss on the early extinguishment of debt related to the 2022 Notes (see Note 8 of Notes to Consolidated Financial Statements). EBITDA and Adjusted EBITDA in 2018 include a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit and a lease exit and termination gain of $3.5 million (see Note 2 of Notes to Consolidated Financial Statements for additional information on these events).

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

(4)

Distributable cash flow includes a net (gain) loss on sale and disposition of assets and long-lived asset impairment of ($0.7 million),  $6.3 million and $13.3 million in 2019, 2018 and 2017, respectively. Excluding the net (gain) loss on sale and disposition of assets and impairment charge, distributable cash flow would have been  $95.0 million, $180.0 million and  $121.6 million for 2019, 2018 and 2017, respectively.

(5)

Distributable cash flow in 2019 includes a $13.1 million loss on the early extinguishment of debt related to the repurchase of the 2022 Notes (see Note 8 of Notes to Consolidated Financial Statements). Distributable cash flow in 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 2 of Notes to Consolidated Financial Statements).  Distributable cash flow in 2017 includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017 (see Note 7 of Notes to Consolidated Financial Statements).

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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2019	2018	2017
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$35,178	$102,403	$57,117
Net loss attributable to noncontrolling interest	689	1,502	1,635
Net income attributable to Global Partners LP	35,867	103,905	58,752
Depreciation and amortization, excluding the impact of noncontrolling interest	107,557	105,639	103,601
Interest expense, excluding the impact of noncontrolling interest	89,856	89,145	86,230
Income tax expense (benefit)	1,094	5,623	(23,563)
EBITDA (1)	234,374	304,312	225,020
Net (gain) loss on sale and disposition of assets	(2,730)	5,880	(1,624)
Goodwill and long-lived asset impairment	2,022	414	809
Adjusted EBITDA (1)	$233,666	$310,606	$224,205

Reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by operating activities	$94,402	$168,856	$348,442
Net changes in operating assets and liabilities and certain non-cash items	48,968	40,385	(185,673)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	54	303	(416)
Interest expense, excluding the impact of noncontrolling interest	89,856	89,145	86,230
Income tax expense (benefit)	1,094	5,623	(23,563)
EBITDA (1)	234,374	304,312	225,020
Net (gain) loss on sale and disposition of assets	(2,730)	5,880	(1,624)
Goodwill and long-lived asset impairment	2,022	414	809
Adjusted EBITDA (1)	$233,666	$310,606	$224,205

(1)

EBITDA and Adjusted EBITDA in 2019 include a $13.1 million loss on the early extinguishment of debt related to the 2022 Notes (see Note 8 of Notes to Consolidated Financial Statements). EBITDA and Adjusted EBITDA in 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit and a lease exit and termination gain of $3.5 million (see Note 2 of Notes to Consolidated Financial Statements for additional information on these events).

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2019	2018	2017
Reconciliation of net income to distributable cash flow:
Net income	$35,178	$102,403	$57,117
Net loss attributable to noncontrolling interest	689	1,502	1,635
Net income attributable to Global Partners LP	35,867	103,905	58,752
Depreciation and amortization, excluding the impact of noncontrolling interest	107,557	105,639	103,601
Amortization of deferred financing fees and senior notes discount	5,940	6,873	7,089
Amortization of routine bank refinancing fees	(3,754)	(4,088)	(4,277)
Non-cash tax reform benefit	—	—	(22,183)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(49,897)	(38,641)	(34,718)
Distributable cash flow (1)(2)(3)	95,713	173,688	108,264
Distributions to Series A preferred unitholders (4)	(6,728)	(2,691)	—
Distributable cash flow after distributions to Series A preferred unitholders	$88,985	$170,997	$108,264

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$94,402	$168,856	$348,442
Net changes in operating assets and liabilities and certain non-cash items	48,968	40,385	(185,673)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	54	303	(416)
Amortization of deferred financing fees and senior notes discount	5,940	6,873	7,089
Amortization of routine bank refinancing fees	(3,754)	(4,088)	(4,277)
Non-cash tax reform benefit	—	—	(22,183)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(49,897)	(38,641)	(34,718)
Distributable cash flow (1)(2)(3)	95,713	173,688	108,264
Distributions to Series A preferred unitholders (4)	(6,728)	(2,691)	—
Distributable cash flow after distributions to Series A preferred unitholders	$88,985	$170,997	$108,264

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.

(2)

Distributable cash flow includes a net (gain) loss on sale and disposition of assets and long-lived asset impairment of ($0.7 million), $6.3 million and $13.3 million in 2019, 2018 and 2017, respectively. Excluding the net (gain) loss on sale and disposition of assets and impairment charge, distributable cash flow would have been $95.0 million, $180.0 million and $121.6 million for 2019, 2018 and 2017, respectively.

(3)

Distributable cash flow in 2019 includes a $13.1 million loss on the early extinguishment of debt related to the repurchase of the 2022 Notes (see Note 8 of Notes to Consolidated Financial Statements). Distributable cash flow in 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 2 of Notes to Consolidated Financial Statements). Distributable cash flow in 2017 includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017 (see Note 7 of Notes to Consolidated Financial Statements.

(4)

Distributions to Series A preferred unitholders represent the distributions earned by the preferred unitholders during the period. Distributions on the Series A Preferred Units are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2018.

Results of Operations for Years 2019, 2018 and 2017

Consolidated Sales

Our total sales were $13.1 billion and $12.7 billion for 2019 and 2018, respectively, an increase of $0.4 billion, or 3%, due to an increase in volume sold. Our aggregate volume of product sold was 6.5 billion gallons and 5.8 billion gallons for 2019 and 2018, respectively, an increase of 0.7 billion gallons. The increase in volume sold includes increases of 533 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks, 98 million gallons in our Commercial segment and 26 million gallons in our GDSO segment.

Our total sales were $12.7 billion and $8.9 billion for 2018 and 2017, respectively, an increase of $3.8 billion, or 42%, due to increases in prices and in volume sold. Our aggregate volume of product sold was 5.8 billion gallons and 4.7 billion gallons for 2018 and 2017, respectively an increase of 1.1 billion gallons. The increase in volume sold includes an increase of 966 million gallons in our Wholesale segment,  reflecting an increase in gasoline and gasoline blendstocks offset by declines in volume sold in crude oil and distillates, and increases of 116 million gallons in our Commercial segment and 14 million gallons in our GDSO segment.

Gross Profit

Our gross profit was $662.7 million and $650.4 million for 2019 and 2018, respectively, an increase of $12.3 million, or 2%, primarily due to the acquisitions of Champlain and Cheshire in July 2018 (collectively the  “2018 Acquisitions”) in our GDSO segment. The increase in gross profit was offset by a decline in crude oil product margin in our Wholesale segment, primarily due to $21.6 million in revenue recognized in 2018 related to a take-or-pay contract with one particular customer which was not recognized in 2019 as that contract expired in June 2018.

Our gross profit was $650.4 million and $583.1 million for 2018 and 2017, respectively, an increase of $67.3 million, or 12%, primarily due to the 2018 Acquisitions and the October 2017 acquisition of Honey Farms and to higher fuel margins in our GDSO segment, largely in the fourth quarter. The increase in gross profit was partially offset by less favorable market conditions in our Wholesale segment, primarily in gasoline and distillates.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $5.3 billion and $4.7 billion for 2019 and 2018, respectively, an increase of $0.6 billion, or 13%, due to an increase in volume sold. Our gasoline and gasoline blendstocks product margin was $84.0 million and $76.7 million for 2019 and 2018, respectively, an increase of $7.3 million, or 9%, primarily due to more favorable market conditions in gasoline, offset by less favorable market conditions in gasoline blendstocks, primarily ethanol.

Sales from wholesale gasoline and gasoline blendstocks were $4.7 billion and $2.1 billion for 2018 and 2017, respectively, an increase of $2.6 billion, or 126%, due to increases in prices and in volume sold, primarily in gasoline. Our gasoline and gasoline blendstocks product margin was $76.7 million and $82.1 million for 2018 and 2017, respectively, a decrease of $5.4 million, or 7%, primarily due to less favorable market conditions in gasoline, offset by improved margins in gasoline blendstocks, primarily ethanol, due to more favorable market conditions. Our product margin in 2017 benefited from weather-related supply disruptions in the third quarter of 2017 that did not occur in 2018.

Crude Oil.  Crude oil sales and logistics revenues were $96.4 million and $109.7 million for 2019 and 2018, respectively, a decrease of $13.3 million, or 12%, primarily due to the $21.6 million decrease in take-or-pay contract revenue, partially offset by an increase in volume sold. Our crude oil product margin was ($13.0 million) and $7.2 million for 2019 and 2018, respectively, a decrease of $20.2 million, or 282%, primarily due to the $21.6 million decrease in take-or-pay contract revenue. Our product margin for 2019 was favorably impacted by lower railcar related expenses.

Crude oil sales and logistics revenues were $109.7 million and $464.2 million for 2018 and 2017, respectively, a decrease of $354.5 million, or 76%, due to a decline in volume sold as crude by rail differentials continued to be challenged. Our crude oil product margin was $7.2 million and $7.3 million for 2018 and 2017, respectively, a decrease of $0.1 million, or 1%,  primarily due to lower contract revenue, partially offset by lower pipeline related expense, lower railcar lease and related expenses and lower terminal lease expense associated with the expiration of a terminal lease in the fourth quarter of 2017. Our product margin for 2017 was positively impacted by $43.2 million in revenue recognized related to a take-or-pay contract with one particular customer compared to $21.6 million in revenue recognized in 2018 due to the expiration of that contract in June 2018. Our product margin for 2017 was negatively impacted by a $13.1 million expense associated with the acceleration and corresponding termination of a contractual obligation under a pipeline connection agreement with Tesoro related to the Beulah, North Dakota facility.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $2.0 billion and $2.1 billion for 2019 and 2018, respectively, a decrease of $0.1 billion, or 4%, in part due to a decline in prices, partially offset by an increase in residual oil volume sold. Our product margin from other oils and related products was $51.6 million and $53.4 million for 2019 and 2018, respectively, a decrease of $1.8 million, or 3%. Our product margin in distillates for 2019 was negatively impacted due to less favorable market conditions,  largely in the fourth quarter, and to weather that was both warmer than normal and warmer than in 2018.

Sales from other oils and related products were $2.1 billion and $1.7 billion for 2018 and 2017, respectively, increasing by $323.5 million, or 19%, due to an increase in prices, partially offset by a decline in distillate volume sold. Our product margin from other oils and related products was $53.4 million and $62.8 million for 2018 and 2017, respectively, a decrease of $9.4 million, or 15%, primarily due to less favorable market conditions in distillates in the first and third quarters of 2018, offset by improved margins in distillates in the fourth quarter.  Our product margin in other oils and related products for both 2018 and 2017 were negatively impacted due to warmer than normal temperatures.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $3.8 billion and $4.1 billion for 2019 and 2018, respectively, a decrease of $0.3 billion, or 7%, due to a decline in prices, partially offset by an increase in volume sold. Our product margin from gasoline distribution was $374.5 million and $373.3 million for 2019 and 2018, respectively, an increase of $1.2 million, primarily due to the 2018 Acquisitions. Our product margin in 2019 was negatively impacted by lower fuel margins (cents per gallon) in the fourth quarter compared to the fourth quarter of 2018 when fuel margins were higher due to a decline in wholesale gasoline prices.

Sales from gasoline distribution were $4.1 billion and $3.4 billion for 2018 and 2017, respectively, an increase of $0.7 billion, or 19%, primarily due to an increase in prices for most of 2018 and to an increase in volume sold due to the 2018 Acquisitions. Our product margin from gasoline distribution was $373.3 million and $326.5 million for 2018 and 2017, respectively, an increase of $46.8 million, or 14%, primarily due to higher fuel margins as wholesale gasoline prices declined during the fourth quarter of 2018 and to the 2018 Acquisitions. Our product margin for 2018 was negatively impacted by rising wholesale gasoline prices during the first six months of the year.  Rising wholesale gasoline prices typically compress our gasoline product margin and declining wholesale gasoline prices typically improve our gasoline product margin, the extent of which depends on the magnitude and duration.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $466.7 million and $427.2 million for 2019 and 2018, respectively, an increase of $39.5 million, or 9%. Our product margin from station operations was $225.1 million and $203.1 million for 2019 and 2018, respectively, an increase of $22.0 million, or 11%, primarily due to the 2018 Acquisitions.

Revenues from our station operations were $427.2 million and $351.9 million for 2018 and 2017, respectively, an increase of $75.3 million, or 21%. Our product margin from station operations was $203.1 million and $175.0 million for 2018 and 2017, respectively, an increase of $28.1 million, or 16%. The increases in sales and product margin are primarily due to the 2018 Acquisitions,  partially offset by the sale of non-strategic sites.

Results for Commercial Segment

Our commercial sales were $1.4 billion and $1.3 billion for 2019 and 2018, respectively, an increase of $0.1 billion, or 8%, due to an increase in volume sold. Our commercial product margin was $28.5 million and $23.6 million for 2019 and 2018, respectively, an increase of $4.9 million, or 21%, primarily due to favorable market conditions in bunkering.

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

Selling, General and Administrative Expenses

SG&A expenses were $170.9 million and $171.0 million for 2019 and 2018, respectively, a decrease of $0.1 million, or less than 1%, including decreases of $4.6 million in incentive compensation and $3.9 million in acquisition costs recorded in 2018 that were not incurred in 2019, offset by increases of $5.6 million in wages and $2.1 million in benefits in part to support our GDSO business, including the 2018 Acquisitions, and $0.7 million in various SG&A expenses.

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

Operating Expenses

Operating expenses were $342.4 million and $321.1 million for 2019 and 2018, respectively, an increase of $21.3 million, or 7%, due to an increase of $21.9 million associated with our GDSO operations, primarily due to the 2018 Acquisitions, partially offset by decreases in expenses associated with our terminal operations and with the sale of sites.

Operating expenses were $321.1 million and $283.6 million for 2018 and 2017, respectively, an increase of $37.5 million, or 13%, primarily due to an increase of $35.5 million associated with our GDSO operations, due largely to the 2018 Acquisitions and to increases in credit card fees, partially offset by a decrease in expenses due to the sale of sites. Operating expenses associated with our terminal operations increased by $2.0 million.

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

See Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies—Trustee Taxes” for additional information.

Lease Exit and Termination Gain

In December 2016, we voluntarily terminated early a sublease with a counterparty for 1,610 railcars that were underutilized due to unfavorable market conditions in the crude oil by rail market. Separately, we entered into a fleet management services agreement (effective January 1, 2017) (the “Services Agreement”) with the counterparty, pursuant to which we would provide railcar storage, freight, insurance and other services on behalf of the counterparty. During each of 2019 and 2018, we were released from certain of our obligations under the Services Agreement, which resulted in a reduction of the remaining accrued incremental costs of $0.5 million and $3.5 million for the years ended December 31, 2019 and 2018, respectively, which benefit is included in lease exit and termination gain in the accompanying statements of operations.

Amortization Expense

Amortization expense related to our intangible assets was $11.4 million, $11.0 million and $9.2 million for 2019, 2018 and 2017, respectively. The increases of $0.4 million in 2019 compared to 2018 and $1.8 million in 2018 compared to 2017 was primarily due to the intangibles acquired in the 2018 Acquisitions.

Net Gain (Loss) on Sale and Disposition of Assets

We had a  net gain (loss) on the sale and disposition of assets of $2.7 million, ($5.9 million) and ($12.5 million) for 2019, 2018 and 2017, respectively, primarily due to the sale of GDSO sites. Included in the net gain (loss) on sale and disposition of assets is approximately $2.9 million, $3.9 million and $4.0 million for 2019, 2018 and 2017, respectively, of goodwill derecognized as part of the site divestitures. For 2017, we recorded a $14.2 million gain associated with the sale of our natural gas marketing and electricity brokerage businesses in February 2017.

See Note 7 of Notes to Consolidated Financial Statements for additional information.

Goodwill and Long-Lived Asset Impairment

We recognized a long-lived asset impairment charge of $2.0 million, $0.4 million and $0.8 million in 2019, 2018 and 2017, respectively, relating to long-lived assets used at certain gasoline stations and convenience stores associated with our GDSO segment. See Note 2 of Notes to Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges.

Interest Expense

Interest expense was $89.9 million and $89.1 million for 2019 and 2018, respectively, an increase of $0.7 million, or less than 1%, primarily due to higher interest rates for 2019 compared to 2018, partially offset by lower average balances on our credit facilities.

Interest expense was $89.1 million and $86.2 million for 2018 and 2017, respectively, an increase of $2.9 million, or 3%, primarily due to higher average balances on our credit facilities for 2018, in part due to the 2018 Acquisitions, an increase in inventory attributable to both volume and price, and an increase in interest rates for 2018 compared to 2017.

Loss on Early Extinguishment of Debt

As a result of the repurchase of the 2022 Notes, we recorded a $13.1 million loss from early extinguishment of debt for the year ended December 31, 2019, consisting of a $6.9 million cash call premium and a $6.2 million non-cash write-off of remaining unamortized original issue discount and deferred financing fees. Please read “—Liquidity and Capital Resources—Senior Notes” for additional information.

Income Tax (Expense) Benefit

Income tax (expense) benefit was ($1.0 million), ($5.6 million) and $23.6 million for 2019, 2018 and 2017, respectively. The income tax (expense) benefit recognized primarily reflects the income tax (expense) benefit from the operating results of GMG, which is a taxable entity for federal and state income tax purposes. The income tax benefit in 2017 was primarily due to the impact of the enactment of the Tax Cuts and Jobs Act in December 2017 (“the Act”). As a result of the enactment of this law, we remeasured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, resulting in a decrease to our net deferred tax liability of $22.2 million in the fourth quarter of 2017, which was recorded based on provisional amounts.  As of December 31, 2018, we completed our accounting for all of the tax effects of the enactment of the Act, including the effects on our existing deferred tax balances and one-time transition tax. There were no material adjustments to the provisional tax expense estimate that was previously recorded related to the Act.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload. The net loss income attributable to noncontrolling interest was $0.7 million, $1.5 million and $1.6 million for 2019, 2018 and 2017, respectively, which represents the 40% noncontrolling ownership of the net loss reported.

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

Working capital was $250.6 million and $292.2 million at December 31, 2019 and 2018, respectively, a decrease of $41.6 million, largely due to an increase of $68.2 million in the current portion of our lease liability related to the adoption of ASC 842 (see Note 3 of Notes to Consolidated Financial Statements). Working capital was negatively impacted by increases of $64.4 million in accounts payable and $45.6 million in the current portion of our working capital revolving credit facility, primarily due to higher prices, which was more than offset by the increases of $78.4 million in accounts receivable and $64.0 million inventories, also primarily due to higher prices.

Cash Distributions

Common Units

During 2019, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2019	$17.3 million	Fourth quarter 2018
May 15, 2019	$17.7 million	First quarter 2019
August 14, 2019	$17.9 million	Second quarter 2019
November 14, 2019	$18.1 million	Third quarter 2019

In addition, on January 27, 2020, the board of directors of our general partner declared a quarterly cash distribution of $0.5250 per unit ($2.10 per unit on an annualized basis) on all of our outstanding common units for the period from October 1, 2019 through December 31, 2019 to our common unitholders of record as of the close of business February 10, 2020. This distribution resulted in our reaching our second target level distribution for the quarter ended December 31, 2019. On February 14, 2020, we paid the total cash distribution of approximately $18.3 million.

Preferred Units

During 2019, we paid the following cash distributions to holders of the Series A Preferred Units:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Covering
February 15, 2019	$1.7 million	November 15, 2018 - February 14, 2019
May 15, 2019	$1.7 million	February 15, 2019 - May 14, 2019
August 15, 2019	$1.7 million	May 15, 2019 - August 14, 2019
November 15, 2019	$1.7 million	August 15, 2019 - November 14, 2019

In addition, on January 21, 2020, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on our Series A Preferred Units for the period from November 15, 2019 through February 14, 2020 to our preferred unitholders of record as of the opening of business on February 3, 2020. On February 18, 2020, we paid the total cash distribution of approximately $1.7 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2019 were as follows (in thousands):

	Payments Due by Period
					2024 and
Contractual Obligations	2020	2021	2022	2023	Thereafter	Total
Credit facility obligations (1)	$171,333	$291,742	$95,917	$—	$—	$558,992
Senior notes obligations (2)	49,000	49,000	49,000	338,500	512,000	997,500
Operating lease obligations (3)	87,606	77,575	52,673	41,512	105,320	364,686
Other long-term liabilities (4)	29,300	26,750	21,941	13,079	49,862	140,932
Financing obligations (5)	14,778	15,016	15,261	15,510	97,874	158,439
Total	$352,017	$460,083	$234,792	$408,601	$765,056	$2,220,549

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2019 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of April 29, 2022 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

(2)

Includes principal and interest on our senior notes. No principal payments are required prior to maturity.  See “—Liquidity and Capital Resources—Senior Notes” for additional information on our senior notes.

(3)

Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges. See Note 3 of Notes to Consolidated Financial Statements for additional information.

(4)

Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements, natural gas transportation and reservation agreements and access right agreements (see Note 11 of Notes to Consolidated Financial Statements for additional information on these agreements) and our pension and deferred compensation obligations.

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

See Note 3 of Notes to Consolidated Financial Statements with respect to sublease information related to certain lease agreements and Note 11 of Notes to Consolidated Financial Statements with respect to purchase commitments.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $49.9 million, $38.6 million and $34.7 million in maintenance capital expenditures for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $45.0 million, $33.6 million and $27.9 million for 2019, 2018 and 2017, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new‑to‑industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $33.0 million, $175.7 million, and $29.2 million in expansion capital expenditures, including acquisitions, for the years ended December 31, 2019, 2018 and 2017, respectively.

In 2019, the $33.0 million in expansion capital expenditures included approximately $31.1 million in raze and rebuilds, expansion and improvements at retail gasoline stations and new-to-industry sites and $1.9 million in other expansion capital expenditures, primarily related to investments at our terminals and information technology projects.

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

We currently expect maintenance capital expenditures of approximately $45.0 million to $55.0 million and expansion capital expenditures, excluding acquisitions, of approximately $30.0 million to $40.0 million in 2020, relating primarily to investments in our gasoline station business. These current estimates depend, in part, on the timing of completion of projects, availability of equipment, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity for the years ended December 31 (in thousands):

	2019	2018	2017
Net cash provided by operating activities	$94,402	$168,856	$348,442
Net cash used in investing activities	$(67,214)	$(225,720)	$(61,644)
Net cash (used in) provided by financing activities	$(23,267)	$50,127	$(281,968)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $94.4 million, $168.9 million and $348.4 million for 2019, 2018 and 2017, respectively, for a year-over-year decrease in cash flow from operating activities of $74.5 million in 2019 and $179.5 million in 2018. For 2018, cash flow from operating activities was not impacted by the non-cash gain of $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit. This gain was included in net income and offset by the corresponding decrease in the liability which had historically been included in trustee taxes (see Note 2 of Notes to Consolidated Financial Statements).

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	2019	2018	Change	2018	2017	Change
(Increase) decrease in accounts receivable	$(78,978)	$81,898	$(160,876)	$81,898	$3,886	$78,012
(Increase) decrease in inventories	$(64,790)	$(29,778)	$(35,012)	$(29,778)	$173,167	$(202,945)
Increase (decrease) in accounts payable	$64,407	$(4,433)	$68,840	$(4,433)	$(6,850)	$2,417
Increase (decrease) in derivatives	$30,030	$(31,764)	$61,794	$(31,764)	2,346	$(34,110)

In 2019, the increases in accounts receivable, inventories and accounts payable were primarily due to higher prices. The decrease in operating cash flow was also impacted by the year-over-year change in derivatives of $61.8 million due to market direction.

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

In 2017, the decrease in inventories is due to reduced inventory volume, in part due to a change in market structure and to lower crude oil volume.

Investing Activities

Net cash used in investing activities was $67.2 million for 2019 and included $49.9 million in maintenance capital expenditures, $33.0 million in expansion capital expenditures and $1.4 million in seller note issuances, offset by $17.1 million in proceeds from the sale of property and equipment. The seller note issuances represent notes we received from buyers in connection with the sale of certain of our gasoline stations.

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

Please read “—Capital Expenditures” for a discussion of our expansion capital expenditures for the years ended December 31, 2019, 2018 and 2017.

Financing Activities

Net cash used in financing activities was $23.3 million for 2019 and included $381.9 million in payments in connection with the repurchase of the 2022 Notes and the issuance of the 2027 Notes, $76.6 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $27.3 million in net payments on our revolving credit facility and $0.7 million in LTIP units withheld for tax obligations related to awards that vested in 2019. Net cash used in financing activities was offset by $392.6 million in proceeds in connection with the issuance of the 2027 Notes and $70.6 million in net borrowings from our working capital revolving credit facility in part due to higher prices.

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

See Note 8 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility for 2019, 2018 and 2017.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.3 billion senior secured credit facility. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement matures on April 29, 2022.

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the credit agreement). Borrowings under the revolving credit facility bear interest at (1) the Eurocurrency rate plus 1.75% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.75%, or (3) the base rate plus 0.75% to 1.75%, each depending on the Combined Total Leverage Ratio (as defined in the credit agreement).

The average interest rates for the credit agreement were 4.3%, 4.0% and 3.7% for the years ended December 31, 2019, 2018 and 2017, respectively.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Under our credit agreement, if a comparable or successor rate to LIBOR is approved by Bank of America, N.A., in its capacity as administrative agent under our credit agreement, the approved rate will be applied in a manner consistent with market practice. To the extent market practice is not administratively feasible for the administrative agent, the approved rate will be applied in a manner otherwise reasonably determined by the administrative agent. We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our credit agreement. In the event that we do not reach agreement on an acceptable replacement rate for LIBOR, outstanding borrowings under the credit agreement denominated in U.S. dollars would revert to a floating rate equal to the base rate (which is equal to the greatest of the administrative agent’s prime rate, the Federal Funds effective rate plus 0.50%, or 1-month LIBOR plus 1.00%) plus the applicable margin applicable to the alternative base rate which is currently equal to between 0.75% and 1.75%. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our financial condition, results of operations and cash distributions to unitholders.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.35% to 0.50% per annum.

As of December 31, 2019, we had total borrowings outstanding under the credit agreement of $516.6 million, including $192.7 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $123.2 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $660.2 million and $770.7 million at December 31, 2019 and 2018, respectively.

The credit agreement is secured by substantially all of our assets and the assets of our wholly owned subsidiaries and is guaranteed by us and our subsidiaries, Bursaw Oil LLC, Global Partners Energy Canada ULC, Warex Terminals Corporation, Drake Petroleum Company, Inc., Puritan Oil Company, Inc. and Maryland Oil Company, Inc.

The credit agreement also includes (i) a $25.0 million general secured indebtedness basket, (ii)  a $25.0 million general investment basket, (iii) a $75.0 million secured indebtedness basket to permit the borrowers to enter into a

Contango Facility (as defined in the credit agreement), (iv) a Sale/Leaseback Transaction (as defined in the credit agreement) basket of $100.0 million, and (v) a basket of $50.0 million in an aggregate amount for the purchase of our common units, provided that no Event of Default exists or would occur immediately following such purchase(s).

In addition, the credit agreement provides the ability for the borrowers to repay certain junior indebtedness, subject to a $100.0 million cap, so long as no Event of Default has occurred or will exist immediately after making such repayment.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2019. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Senior Notes

7.00% Senior Notes Due 2027

On July 31, 2019, the Issuers issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 to the 2027 Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act. We used the net proceeds from the offering to fund the repurchase of the 2022 Notes in a tender offer and to repay a portion of the borrowings outstanding under our credit agreement. The redemption of the 2022 Notes occurred on August 30, 2019.

As a result of the repurchase of the 2022 Notes, we recorded a $13.1 million loss from early extinguishment of debt for the year ended December 31, 2019, consisting of a $6.9 million cash call premium and a $6.2 million non-cash write-off of remaining unamortized original issue discount and deferred financing fees.

2027 Notes Indenture

In connection with the private placement of the 2027 Notes on July 31, 2019, the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, entered into an indenture (the “2027 Notes Indenture”).

The 2027 Notes will mature on August 1, 2027 with interest accruing at a rate of 7.00% per annum and payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2020. The 2027 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2027 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2027 Notes may declare the 2027 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of ours that is a significant subsidiary or any group of our restricted subsidiaries that, taken together, would constitute a significant subsidiary of ours, will automatically cause the 2027 Notes to become due and payable.

Prior to August 1, 2022, the Issuers have the option to redeem up to 35% of the 2027 Notes in an amount not greater than the net cash proceeds of certain equity offerings at a redemption price (expressed as a percentage of principal amount) of 107% plus accrued and unpaid interest, if any. The Issuers have the option to redeem the 2027 Notes, in whole or in part, at any time on or after August 1, 2022, at the redemption prices of 103.500% for the twelve-month period beginning on August 1, 2022, 102.333% for the twelve-month period beginning August 1, 2023, 101.167% for the twelve-month period beginning August 1, 2024, and 100% beginning on August 1, 2025 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, before August 1, 2022, the Issuers may redeem all or any part of the 2027 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2027 Notes may require the Issuers to repurchase the 2027 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2027 Notes Indenture) at the prices and on the terms specified in the 2027 Notes Indenture.

The 2027 Notes Indenture contains covenants that will limit our ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by our subsidiaries, create liens, sell assets or merge with other entities. Events of default under the 2027 Notes Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 2027 Notes, (ii) breach of our covenants under the 2027 Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of ours or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

2027 Notes Registration Rights Agreement

On July 31, 2019, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “2027 Notes Registration Rights Agreement”) with the 2027 Notes Initial Purchasers in connection with the Issuers’ private placement of the 2027 Notes. Under the 2027 Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 2027 Notes for an issue of notes with terms identical to the 2027 Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 2027 Notes Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by September 23, 2020. The exchange offer was completed on February 18, 2020, and 100% of the 2027 Notes were exchanged for SEC-registered notes.

7.00% Senior Notes Due 2023

On June 1, 2015, the Issuers entered into a Purchase Agreement with the Initial Purchasers (as defined therein) (the “2023 Notes Initial Purchasers”) pursuant to which the Issuers agreed to sell $300.0 million aggregate principal amount of the Issuers’ 7.00% senior notes due 2023 (the “2023 Notes”) to the 2023 Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act. The 2023 Notes were resold by the 2023 Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

2023 Notes Indenture

In connection with the private placement of the 2023 Notes on June 4, 2015 the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, entered into an indenture (the “2023 Notes Indenture”).

The 2023 Notes will mature on June 15, 2023 with interest accruing at a rate of 7.00% per annum and payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2015. The 2023 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2023 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2023 Notes may declare the 2023 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of ours that is a significant subsidiary or any group of our restricted subsidiaries that, taken together, would constitute a significant subsidiary of ours, will automatically cause the 2023 Notes to become due and payable.

The Issuers have the option to redeem the 2023 Notes, in whole or in part, at the redemption prices of 103.500% for the twelve-month period beginning June 15, 2019, 101.750% for the twelve-month period beginning June 15, 2020, and 100.0% beginning June 15, 2021 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the 2023 Notes may require the Issuers to repurchase the 2023 Notes following certain asset sales or a Change of Control (as defined in the 2023 Notes Indenture) at the prices and on the terms specified in the 2023 Notes Indenture.

The 2023 Notes Indenture contains covenants that will limit our ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by our subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities. Events of default under the 2023 Notes Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 2023 Notes, (ii) breach of our covenants under the 2023 Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of ours or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”). In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Interest expense of approximately $9.3 million, $9.4 million and $9.6 million was recorded for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in interest expense in the accompanying consolidated statements of operations. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $9.9 million, $9.7 million and $9.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The financing obligation balance outstanding at December 31, 2019 was $87.0 million associated with the Capitol acquisition.

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

The sale did not meet the criteria for sale accounting as of December 31, 2019 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as we did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, we did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2019.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated. We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.4 million for each of the years ended December 31, 2019, 2018 and 2017, and lease rental payments were $4.6 million, $4.5 million and $4.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The financing obligation balance outstanding at December 31, 2019 was $62.3 million associated with the Sale-Leaseback Transaction.

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements.

Impact of Inflation

Inflation has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2019, 2018 and 2017.

Environmental Matters

Our businesses of purchasing, storing, supplying and distributing refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, and other business activities, involves a number of activities that are subject to extensive and stringent environmental laws. For a complete discussion of the environmental laws and regulations affecting our businesses, please read Items 1 and 2, “Business and Properties—Environmental.” For additional information regarding our environmental liabilities, see Note 14 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

Leases

We have gasoline station and convenience store leases, primarily of land and buildings. We have terminal and dedicated storage facility lease arrangements with various petroleum terminals and third parties, of which certain arrangements have minimum usage requirements. We lease barges through various time charter lease arrangements and railcars through various lease arrangements. We also have leases for office space, computer and convenience store equipment and automobiles. Our lease arrangements have various expiration dates with options to extend.

We are also the lessor party to various lease arrangements with various expiration dates, including the leasing of gasoline stations and certain equipment to third-party station operators and cobranding lease agreements for certain space within our gasoline stations and convenience stores.

In addition, we are party to three master unitary lease agreements in connection with (i) the June 2015 acquisition of retail gasoline stations from Capitol related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the June 2016 sale of real property assets at 30 gasoline stations and convenience stores that did not meet the criteria for sale accounting. These transactions continue to be accounted for as financing obligations upon transition to ASC 842, “Leases,” which we adopted on January 1, 2019.

Accounting and reporting guidance for leases requires that leases be evaluated and classified as either operating or finance leases by the lessee and as either operating, sales-type or direct financing leases by the lessor. Our operating leases are included in right-of-use (“ROU”) assets, lease liability-current portion and long-term lease liability-less current portion in the accompanying consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of payments that depend on an index or rate (such as the Consumer Price Index) as well as those payments that depend on our performance or use of the underlying asset related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate in determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. ROU assets also include any lease payments made and exclude lease incentives. Many of our lessee agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

Rental income for lease payments received related to operating leases is recognized on a straight-line basis over the lease term.

We have elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term.

Our leases have contracted terms as follows:

Gasoline station and convenience store leases	1-20	years
Terminal lease arrangements	1-5	years
Dedicated storage facility leases	1-5	years
Barge and railcar equipment leases	1-10	years
Office space leases	1-12	years
Computer equipment, convenience store equipment and automobile leases	1-5	years

The above table excludes our West Coast facility land lease arrangement which contract term is subject to expiration through July 2066. Some of the above leases include options to extend the leases for up to an additional 30 years. We do not include renewal options in our lease terms for calculating the lease liability unless we are reasonably certain the renewal options are to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

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

Derivatives Accounted for as Hedges—We utilize fair value hedges to hedge commodity price risk and interest rate risk.

Derivatives designated as fair value hedges are used to hedge price risk in commodity inventories and principally include exchange‑traded futures contracts that are entered into in the ordinary course of business. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting change in fair value on the hedged item of the risk being hedged. Gains and losses related to fair value hedges are recognized in the consolidated statements of operations through cost of sales. These futures contracts are settled on a daily basis by us through brokerage margin accounts.

Our fair value hedges include exchange-traded futures contracts and OTC derivative contracts that are hedges against inventory with specific futures contracts matched to specific barrels. The change in fair value of these futures contracts and the change in fair value of the underlying inventory generally provide an offset to each other in the consolidated statement of operations.

Derivatives Not Accounted for as Hedges—We utilize petroleum and ethanol commodity contracts and foreign currency derivatives to hedge price and currency risk in certain commodity inventories and physical forward contracts.

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

Foreign Currency Contracts

We may use forward foreign currency contracts to hedge certain foreign denominated (Canadian) commodity product purchases. These forward foreign currency contracts are not designated by us as hedges and are reflected as prepaid expenses and other current assets or accrued expenses and other current liabilities in our consolidated balance sheets. Changes in fair values of these forward foreign currency contracts are reflected in cost of sales.

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

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. We have concluded that our operating segments are also our reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with our disposition activities of GDSO sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under ASC 805. The GDSO reporting unit’s goodwill that was derecognized related to the disposition of sites that met the definition of a business was $2.9 million, $3.9 million and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively (see Note 7 of Notes to Consolidated Financial Statements).

All of our goodwill is allocated to the GDSO segment. During 2019, 2018 and 2017, we completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro‑economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on our assessment, no impairment was identified.

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

Estimated losses from environmental remediation obligations generally are recognized no later than completion of a remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized when related contingencies are resolved, generally upon cash receipt.

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

As of December 31, 2019, we had total borrowings outstanding under our credit agreement of $516.6 million. Please read Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.2 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At December 31, 2019, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	December 31,	Effect of 10%	Effect of 10%
	2019	Price Increase	Price Decrease
Exchange traded derivative contracts	$1,453	$(29,581)	$29,581
Forward derivative contracts	(8,134)	(6,985)	6,985
Total	$(6,681)	$(36,566)	$36,566

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2019. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price‑risk sensitivities were calculated by assuming an across‑the‑board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out‑month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $34.5 million at December 31, 2019.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) or 15d‑15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of December 31, 2019.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report. See “Report of Independent Registered Public Accounting Firm” on Page F-3 of our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below are the names, ages (as of March 4, 2020) and titles of persons currently serving as directors and executive officers of our general partner:

Name	Age	Position with Global GP LLC
Richard Slifka	79	Chairman
Eric Slifka	54	President, Chief Executive Officer and Vice Chairman
Andrew Slifka	51	Executive Vice President and Director
Mark A. Romaine	51	Chief Operating Officer
Daphne H. Foster	62	Chief Financial Officer and Director
Edward J. Faneuil	67	Executive Vice President, General Counsel and Secretary
Matthew Spencer	41	Chief Accounting Officer
David K. McKown	82	Director
Robert J. McCool	81	Director
Kenneth I. Watchmaker	77	Director
John T. Hailer	59	Director

Richard Slifka was elected Vice Chairman of the Board of our general partner in March 2005 and became Chairman in March 2014. He had been employed with Global Companies LLC or its predecessors since 1963. Mr. Slifka served as Treasurer and a director of Global Companies LLC since its formation in December 1998. Mr. Slifka also is a shareholder, a director and the President of Global Petroleum Corp., a privately held affiliated company that had owned, operated and leased to us our petroleum products storage terminal located in Revere, Massachusetts until we acquired the terminal in January 2015. Mr. Slifka is a past director of the New England Fuel Institute and currently serves as president of the Independent Fuel Terminal Operators Association. He also currently serves on the board of directors of St. Francis House and the board of trustees of Boston Medical Center. Mr. Slifka served as a director of the National Multiple Sclerosis Society from 1988 through December 31, 2019. Mr. Slifka’s extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Chairman of the Board. Richard Slifka is the brother of the late Alfred A. Slifka.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2019, with the exception of one Form 4 for Mr. Eric Slifka (with respect to the transfer of common units by a non-Reporting Person to certain family trusts for which Mr. Slifka serves as trustee).

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

Corporate Governance Matters

The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2019.

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

Our “named executive officers” include Mr. Eric Slifka, our Chief Executive Officer (“CEO”), Ms. Daphne H. Foster, our Chief Financial Officer (“CFO”), Mr. Mark A. Romaine, our Chief Operating Officer (“COO”), and the three most highly compensated executive officers of our general partner other than our CEO, CFO and COO during 2019, who were Mr. Andrew Slifka, our Executive Vice President and President of our Gasoline Distribution and Station Operations Division (“GDSO”), Mr. Edward J. Faneuil, our Executive Vice President, General Counsel and Secretary, and Mr. Matthew Spencer, our Chief Accounting Officer. Each of our named executive officers had an employment agreement with our general partner during 2019.

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

Compensation Methodology

Our general partner uses a third-party compensation consultant to study and supply market compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans and arrangements. The Compensation Committee retained BDO USA, LLP (“BDO”) as its outside compensation consultant during 2019.

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

BDO worked with the Compensation Committee in 2019 to (i) review and update our reference group of peer companies for analysis of metrics used in the assessment of our performance; (ii) help determine the award opportunities provided to our named executive officers; (iii) assist with compensation information related to the 2019 Form 10-K; (iv) update information on methods and levels of compensation for our independent board members; (v) assist with updated information for a new three-year employment agreement for our CEO; (vi) measure our performance and that of our CEO in order to determine what our CEO earned under the long-term performance-based cash incentive plan under his 2018 employment agreement; and (vii) provide updated performance targets and related award levels for our named executive officers under our general partner’s short-term incentive plan (the “STIP”) for 2019. The plan design of our 2020 STIP, which is comprised of a 50% performance-based component and a 50% discretionary component, is the same as that of our 2019 STIP, except for adjustments to the performance target levels thereunder.

During 2018, BDO worked with the Compensation Committee to (i) review and update our reference group of peer companies for performance assessment purposes; (ii) establish competitive compensation plans for our named executive officers; (iii) identify appropriate terms of a new three-year employment agreement for our CEO and for each of our other named executive officers; (iv) develop a new long-term incentive plan, including performance metrics, and the determination of awards opportunities for our named executive officers and plan administration procedures; and (v) prepare the performance targets and associated levels of payouts contained in our STIP for 2018.

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

The elements of the 2019 executive officer compensation of our general partner were base salaries, short-term incentive awards, long-term cash incentive awards, retirement, deferred compensation and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

A description of the components of the compensation program and principles used to guide their administration appears below:

Base Salaries

Each named executive officer’s base salary is a fixed component of compensation for each year. Base salary is designed to compensate executives for the responsibility of the level of the position they hold and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). Historically, the base salaries for our named executive officers with employment agreements have been set by the terms of their respective employment agreements in effect from time to time while the base salary for the named executive officer without an employment agreement has been set in accordance with our CEO’s recommendation, using salary range information from BDO, and as approved by the Compensation Committee. The annualized base salaries in effect as of the end of 2019 for our named executive officers were as follows: $1,000,000 for Mr. Eric Slifka, $575,000 for Mr. Romaine; $500,000 for Mr. Faneuil; $500,000 for Ms. Foster; $475,000 for Mr. Andrew Slifka; and $275,000 for Mr. Spencer.

Short-Term Incentive Plans

Our general partner established a cash bonus pool for 2019 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner’s 2019 STIP included a performance-based component, for which 50% of the cash bonus pool was available (the “STIP Performance Component”), and a discretionary component, for which the other 50% of the cash bonus pool was available (the “STIP Discretionary Component”). Incentive awards earned under the 2019 STIP were based on the Partnership’s actual performance in relation to a specified objective for distributable cash flow established by the Compensation Committee in March 2019 (the “DCF objective”). Under the 2019 STIP, for purposes of determining whether a specified target was achieved, “distributable cash flow” (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures (“DCF”), as adjusted by the Compensation Committee in its discretion to account for unusual, one-time factors that occurred during the year and could have increased or decreased DCF. DCF is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Part II, Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations.”

Under the 2019 STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of his or her base salary. The 2019 incentive target values were: 100% (or $1,000,000) for Mr. Eric Slifka; 100% (or $575,000) for Mr. Romaine; 100% (or $500,000) for Mr. Faneuil; 100% (or $500,000) for Ms. Foster; 70.5% (or $335,000) for Mr. Andrew Slifka; and 72.7% (or $200,000) for Mr. Spencer. 50% of the incentive target value for each named executive officer was allocated to his or her STIP Performance Component and 50% was allocated to his or her STIP Discretionary Component.

STIP Performance Component (50% of the incentive target value).—Under the terms of the 2019 STIP, 100% of the STIP Performance Component is earned when the DCF objective is achieved. However, the 2019 STIP also provides for an increased payout under the STIP Performance Component when the DCF objective is exceeded, a reduced payout under the STIP Performance Component when the DCF objective is not achieved but exceeds a certain DCF minimum threshold, and no payout if the STIP Performance Component minimum threshold is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the 2019 STIP was established. In general, a minimum of 77% of the DCF objective must have been achieved before participants earn any portion of the STIP Performance Component. Under the 2019 STIP, a participant’s incentive opportunity increases to a maximum of 200% of the STIP Performance Component at 120.9% of the DCF objective and is determined on a quantitative basis solely based on the Partnership’s actual DCF for 2019. In 2019, the Partnership achieved DCF as adjusted, said adjustment having been approved by the Compensation Committee, of $95.18 million, or 86.5% of the DCF objective set by the Compensation Committee for 2019. Accordingly, our named executive officers were entitled to receive 19.83% of their respective STIP Performance Components, specifically as follows: $99,150 for Mr. Eric Slifka; $57,011 for Mr. Romaine; $49,575 for Mr. Faneuil; $49,575 for Ms. Foster; $33,215 for Mr. Andrew Slifka; and $19,830 for Mr. Spencer.

STIP Discretionary Component (50% of the incentive target value).—The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to analyze other factors that it may elect to use for determining the STIP Discretionary Component. Such factors may include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us, management of our business in the face of adverse market conditions and, as may be applicable, the contributions of any or all of the named executive officers. Mr. Eric Slifka’s evaluation of our named executive officers’ performance in 2019 included the recognition that their individual and collective performance were excellent; and that their efforts continue to position us to realize the benefits of a downstream integrated model, working together to expand the use of our terminals and logistics capabilities, take advantage of market opportunities, and tighten operations while reducing leverage, continuing to ensure ample liquidity, generating sufficient cash flow to cover our distributions, and maintaining flexibility to invest in assets fundamental to our growth objectives.

In considering whether, and in what amount(s), to grant any or all of our named executive officers 2019 STIP Discretionary Component awards, the Compensation Committee recognized that our business performance in 2019 exceeded our full-year expectations, and that our named executive officers individually and collectively have continued to effectively oversee development of activities and staffing consistent with our strategies and growth objectives. The following initiatives were undertaken by us under the leadership of Mr. Eric Slifka and executed by our named executive officers to strategically position us by strengthening our balance sheet and enhancing our liquidity in order to be in a position to invest in opportunities fundamental to our growth strategy. Our 2019 initiatives included:

•

On April 19, 2019, we amended our credit agreement to, among other things, (i) extend the maturity date for its working capital revolving credit facility and revolving credit facility from April 30, 2020 to April 29, 2022, and (ii) reduce the applicable rate under its revolving credit facility by 0.25% for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit.

•

On July 31, 2019, we completed the private placement of an aggregate principal amount of $400.0 million of our 7.00% senior notes due 2027, the proceeds of which were used to (i) pay the full redemption of our 6.25% senior notes due 2022, which redemption occurred on August 30, 2019, and (ii) repay a portion of the borrowings outstanding under our credit agreement.

•	Ongoing divestiture of non-strategic assets.

Taking into account Mr. Slifka’s assessment, the Partnership’s results of operations for 2019, as well as the Compensation Committee’s review of the individual performance of each of our named executive officers in 2019, the Compensation Committee awarded our named executive officers 100% of their respective STIP Discretionary Components for 2019, specifically as follows: $500,000 for Mr. Eric Slifka; $287,500 for Mr. Romaine; $250,000 for Mr. Faneuil; $250,000 for Ms. Foster; $167,500 for Mr. Andrew Slifka; and $100,000 for Mr. Spencer.

2020 Short-Term Incentive Plan.—In 2020, the Compensation Committee, with the assistance of BDO, used our 2020 business plan as a basis for creating the 2020 Short-Term Incentive Plan. The 2020 STIP establishes a target incentive percentage for each of our named executive officers ranging from 71% to 100% of base salary representing the same target percentages used during 2019 for each of the 2019 STIP participants. Awards under the 2020 STIP may range from 0% to 200% of each participant’s target incentive percentage. The weighting of the STIP Performance Component and STIP Discretionary Component in the 2020 STIP remain 50% and 50%, respectively, the same as in the 2019 STIP.

•

The 2020 Performance Component (50% of the incentive target value)—The Compensation Committee increased the DCF objective for 2020, subject to adjustment by the Compensation Committee for certain acquisitions and events during 2020 that the Compensation Committee may, in its sole discretion, determine to have caused unusual, one-time increases or decreases in DCF. Awards granted by the Compensation Committee may range from 0% to 200% of a plan participant’s 2020 STIP Performance Component. A minimum of 81% of the 2020 DCF objective must be achieved before participants would earn any portion of the 2020 STIP Performance Component. Under the 2020 STIP, a participant’s incentive opportunity increases to a maximum of 200% of the 2020 STIP Performance Component at 120% of the 2020 DCF objective, and is determined on a quantitative basis solely based on our actual DCF for 2020.

•

The 2020 Discretionary Component (50% of the incentive target value)—The Compensation Committee has discretion in determining the 2020 STIP Discretionary Component for any participant under the 2020 STIP, within a range of 0% to 200% of the 2020 STIP Discretionary Component, and based upon (i) the Compensation Committee’s consideration of management's performance over the course of the 2020 plan year; (ii) the CEO’s assessment of the other named executive officers; (iii) our overall financial results for the year in relation to our business plan; and (iv) any significant mitigating factor(s) that may have influenced a plan participant’s performance, positively or negatively. The objective of considering these factors is to arrive at a decision that best reflects the Compensation Committee’s overall assessment of management's performance on an individual basis. The Compensation Committee believes that when combined with the STIP Performance Component, the results will more accurately reflect a plan participant's performance in light of the relevant factors.

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

The Compensation Committee did not award any discretionary bonus payments under this program in respect of our named executive officers’ service during 2019, 2018 or 2017.

Long-Term Cash Incentive Awards

Long-Term Cash Incentive Plans—The Global Partners LP 2018 Long-Term Cash Incentive Plan (as amended from time to time, the “LTCIP”) allows the board of directors of our general partner or the Compensation Committee to grant cash incentive awards (collectively, the “LTCIP Awards”) to independent directors of our general partner or employees (including our named executive officers) who provide services to the Partnership or its affiliates in recognition of their respective contributions to our financial results.

Once a portion of an LTCIP Award vests, it is paid to the recipient as soon as practicable thereafter. If a named executive officer’s employment with our general partner is terminated for any reason, the Compensation Committee will generally have sole discretion to determine whether any or all of the unvested portion of such named executive officer’s LTCIP Award(s) shall become vested, forfeited, or shall continue to vest pursuant to its terms as if the named executive officer’s service had continued through the last applicable vesting date. Upon the occurrence of a Change of Control (as defined in the LTCIP), the unvested portion of such named executive officer’s LTCIP Award(s) shall immediately become fully vested.

On August 7, 2019, the board of directors of our general partner granted awards under the LTCIP to our named executive officers (each, a “2019 LTCIP Award”) in the following amounts: $1,200,000 for Mr. Eric Slifka; $1,000,000 for Mr. Romaine; $850,000 for Mr. Faneuil; $850,000 for Ms. Foster; $500,000 for Mr. Andrew Slifka; and $275,000 for Mr. Spencer. Each 2019 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vests on August 10, 2021, 33.3% of the award vests on August 10, 2022 and 33.3% of the award vests on August 10, 2023, subject to each named executive officer’s continued employment through such vesting dates.

On October 8, 2018, the board of directors of our general partner granted awards under the LTCIP to our named executive officers (each, a “2018 LTCIP Award”) in the following amounts: $2,700,000 for Mr. Eric Slifka; $900,000 for Mr. Romaine; $750,000 for Mr. Faneuil; $750,000 for Ms. Foster; $400,000 for Mr. Andrew Slifka; and $275,000 for Mr. Spencer. Each 2018 LTCIP Award is subject to the following vesting schedule: 20% of the award vests on October 1, 2021, 30% of the award vests on October 1, 2022 and 50% of the award vests on October 1, 2023, subject to each named executive officer’s continued employment through such vesting dates.

Long-Term Performance-Based Cash Incentive Plan Awards for Mr. Eric Slifka—Mr. Eric Slifka’s prior employment agreement with our general partner that was in effect during 2018 and January 2019 included a provision for a long-term performance-based cash incentive plan covering the period from March 29, 2018 through March 29, 2019 (the “2018 Long-Term Performance-Based Cash Incentive Plan”). The 2018 Long-Term Performance-Based Cash Incentive Plan was designed with two separate components: 50% of the award is based upon the Partnership’s total unitholder (or shareholder) return (“TSR”), as compared against the TSRs of the individual entities comprising two groups of constituent companies (the “Constituent Companies”), for a defined twelve month period of time, and 50% of the award is discretionary, as determined by the Compensation Committee based upon its evaluation of the Mr. Eric Slifka’s performance and such external factors as the Compensation Committee deems appropriate. On April 12, 2019, the Compensation Committee determined that Mr. Eric Slifka earned $2,025,000 under the performance component and $675,000 under the discretionary component, for a total award of $2,700,000. Amounts earned pursuant to the 2018 Long-Term Performance-Based Cash Incentive Plan are to be paid in two equal installments in each of January 2020 and 2021, subject to Mr. Eric Slifka’s continued employment on those dates.

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

Retirement and Health Benefits; Perquisites

Global Partners 401(k) Savings and Profit Sharing Plan

The Global Partners LP 401(k) Savings and Profit Sharing Plan (the “Global 401(k) Plan”) permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. The Global 401(k) Plan provides for employer matching contributions equal to 100% of elective deferrals up to the first 3% of eligible compensation plus 50% of elective deferrals up to the next 2% of eligible compensation. In 2019, all employees were eligible to participate in the Global 401(k) Plan other than employees who were (1) not yet 21 years of age, (2) covered by a collective bargaining agreement that does not provide for employees to be covered by the Global 401(k) Plan or (3) nonresident aliens. New employees may begin to contribute to the Global 401(k) Plan on the first day of the month following their respective dates of hire, although they are not eligible to receive matching payments under the Global 401(k) Plan until they have been employed by our general partner or one of our operating subsidiaries for six months. Eligible employees may elect to contribute up to 100% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are adjusted periodically for changes in the cost of living. Participants in the plan are always fully vested in any matching contributions under the plan; however, discretionary profit sharing contributions are subject to a six-year vesting schedule. The plan is intended to be tax-qualified under Section 401(a) of the Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that our general partner's contributions, if any, will be deductible when made.

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

Employment Agreements

Our CEO, Mr. Eric Slifka, entered into a new two-year, eleven-month employment agreement with our general partner effective as of February 1, 2019. Each of our named executive officers other than our CEO entered into a new three-year employment agreement with our general partner effective as of January 1, 2019. We believe that the post-termination and change in control payments in the employment agreements allowed our named executive officers to focus on making business decisions that maximized our interests and the interests of our unitholders without allowing personal considerations to influence the decision-making process. Please read “Potential Payments upon Termination or Change of Control” for a discussion of the provisions in each employment agreement relating to termination, change in control and related payment obligations.

Relationship of Compensation Elements to Compensation Objectives

We use base salaries to provide financial stability and to compensate our executive officers for fulfillment of their respective job duties.

We use a short-term incentive plan with performance-based and discretionary components to align a significant portion of our executive officers’ compensation with annual business performance and success, and to provide rewards and recognition for key business outcomes such as achieving increased quarterly distributions in line with our financial results, expanding our distribution, marketing and sales of petroleum products, expanding our gasoline station and convenience store assets and the geographic markets that we serve, and diversifying our product mix to enhance profitability and effectively managing our business. Short-term performance-based incentives also allow flexibility to reward performance and individual success consistent with such criteria as may be established from time to time by our CEO and the Compensation Committee.

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
March 5, 2020

Compensation Committee Interlocks and Insider Participation

The Compensation Committee has been comprised of Robert J. McCool, David K. McKown and Kenneth I. Watchmaker since the formation of Global GP LLC. Effective July 1, 2018, John T. Hailer was appointed as a new member of the board of directors of our general partner and the fourth member of the Compensation Committee. None of the members of the Compensation Committee are officers or employees of our general partner or any of its affiliates. Mr. Richard Slifka has served as Chairman of our general partner’s board of directors since March 12, 2014 and previously served as Vice-Chairman of our general partner’s board of directors since its inception. He is an employee of Global Petroleum Corp., an entity which is owned by Mr. Richard Slifka and a trust for the beneficiaries of his late brother, Mr. Alfred A. Slifka. Mr. Eric Slifka, who is Mr. Alfred A. Slifka’s son, has served as Vice-Chairman of our general partner’s board of directors since March 12, 2014.

Compensation of Named Executive Officers

The following table sets forth certain information with respect to compensation during 2019, 2018 and 2017 of our named executive officers.

					Change in
					Pension Value
					and Deferred
				Non‑Equity	Nonqualified
			Unit	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($)
Eric Slifka	2019	1,000,000	—	599,150	164,449	100,008	1,863,607
President and CEO	2018	800,000	—	1,600,000	—	90,920	2,490,920
	2017	800,000	2,743,315	1,400,000	110,986	93,795	5,148,096
Mark A. Romaine	2019	575,000	—	344,511	68,892	39,409	1,027,812
Chief Operating Officer	2018	500,000	—	1,000,000	—	42,513	1,542,513
	2017	500,000	1,062,201	900,000	45,722	45,399	2,553,322
Edward J. Faneuil	2019	500,000	—	299,575	80,950	48,208	928,733
EVP, General Counsel	2018	450,000	—	900,000	—	44,338	1,394,338
and Secretary	2017	450,000	850,012	815,000	—	51,951	2,166,963
Daphne H. Foster	2019	500,000	—	299,575	8,065	25,105	832,745
Chief Financial Officer	2018	450,000	—	900,000	—	24,905	1,374,905
	2017	450,000	902,071	815,000	6,045	33,120	2,206,236
Andrew Slifka	2019	475,000	—	200,715	84,100	62,522	822,337
EVP and President of	2018	425,000	—	600,000	—	55,910	1,080,910
GDSO Division	2017	425,000	575,011	545,000	62,603	59,435	1,667,049
Matthew Spencer	2019	275,000	—	119,830	—	50,321	445,151
Chief Accounting Officer	2018	265,000	—	400,000	—	47,550	712,550

(1)	Amounts reported in this column reflect the base salary earned by our named executive officers for services performed during the applicable fiscal year.
(2)

Amounts reported in this column reflect the aggregate grant date fair value of the phantom unit awards subject to time-based vesting granted to our named executive officers under the LTIP during 2017, calculated in accordance with FASB ASC Topic 718. See the section above titled “Elements of Compensation—Long-Term Equity Incentive Awards—2017 Phantom Unit Awards” for more information.

(3)

Amounts reported in this column reflect the bonuses paid to each of the named executive officers for services performed during 2019, 2018 and 2017, which were determined in accordance with our general partner’s Short-Term Incentive Plans described above under “Elements of Compensation—Short-Term Incentive Plans." The amount reported in this column for Mr. Eric Slifka does not include the $2,700,000 that he earned under his 2018 Long-Term Performance-Based Cash Incentive Award, which amount is payable in two equal installments in January 2020 and January 2021, subject to his continued employment on such dates. See the section above entitled Long-Term Cash Incentive Awards—Long-Term Performance-Based Cash Incentive Plan Awards for Mr. Eric Slifka for more information.

(4)	Mr. Spencer is not eligible to participate in our general partner’s pension plan because it was frozen prior to his commencement of employment with us.

(5)

With respect to Mr. Eric Slifka, “All Other Compensation” for the years ended December 31, 2019, 2018 and 2017 includes, among other things, (a) club membership dues, and (b) professional financial planning and tax advice fees, paid by us in the amounts of $31,200 and $25,427, respectively, for 2019; $16,978 and $34,550, respectively, for 2018; and $0 and $30,900, respectively, for 2017. The amounts in this column for 2019 are described further in the All Other Compensation table below.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table for the fiscal year ended December 31, 2019:

		Club Membership Dues,
	Employer	Legal Fees and
	Contributions to	Professional	Personal
	Global 401(k)	Financial Planning and	Benefits	Total All Other
Name	Plan ($)	Tax Advice Fees ($)	($) (1)	Compensation ($)
Eric Slifka	11,000	56,627	32,381	100,008
Mark A. Romaine	11,200	—	28,209	39,409
Edward J. Faneuil	11,200	17,647	19,361	48,208
Daphne H. Foster	11,200	—	13,905	25,105
Andrew Slifka	11,000	22,450	29,072	62,522
Matthew Spencer	11,550	—	38,771	50,321

(1)

The amounts in this column include the estimated incremental cost of an automobile provided by us for the named executive officer’s use; medical and dental premiums (or opt-out payments for declining coverage under our group healthcare policies) paid by us; and life insurance and long-term disability premiums paid by us.

Grants of Plan-Based Awards

The following table sets forth the minimum threshold, target and maximum possible payout amounts, depending upon our financial performance in 2019, with respect to the short-term cash incentive awards granted during 2019 to our named executive officers under the STIP.  With respect to the long-term cash incentive awards granted during 2019 to our named executive officers under the LTCIP, we use competitive benchmark information developed by BDO and take into account our performance, the applicable named executive officer’s performance and other compensation earned by such named executive officer in 2019 to determine an award amount that may be earned by each named executive officer without reference to “threshold”, “target” or “maximum” amounts.

		Estimated Possible Payouts Under
		Non-Equity Incentive Plan Awards (1)(2)
		Minimum
Name	Award Type	Threshold ($)	Target ($)	Maximum ($)
Eric Slifka	STIP	120,000	1,000,000	2,000,000
	LTCIP	—	—	—
Mark A. Romaine	STIP	69,000	575,000	1,150,000
	LTCIP	—	—	—
Edward J. Faneuil	STIP	60,000	500,000	1,000,000
	LTCIP	—	—	—
Daphne H. Foster	STIP	60,000	500,000	1,000,000
	LTCIP	—	—	—
Andrew Slifka	STIP	40,200	335,000	670,000
	LTCIP	—	—	—
Matthew Spencer	STIP	24,000	200,000	400,000
	LTCIP	—	—	—

(1)

For calendar year 2019, each named executive officer’s 2019 STIP award consisted of the STIP Performance Component (weighted 50%) and the STIP Discretionary Component (weighted 50%). Amounts shown represent the “threshold,” “target” and “maximum” amounts payable under the STIP awards. During 2020, the Compensation Committee determined that slightly under twenty percent (19.83%) of the STIP Performance Component and one hundred percent (100%) of the STIP Discretionary Component were earned by the named executive officers for calendar year 2019. Actual payout of the STIP awards (the

Performance Component and the Discretionary Component) for calendar year 2019 is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(2)

For each named executive officer who was granted a 2019 LTCIP Award, 33.4% of such award vests on August 10, 2021, another 33.3% of such award vests on August 10, 2022 and the final 33.3% of such award vests on August 10, 2023.

Outstanding Equity Awards at Fiscal Year End

The following table presents the full amount of the equity awards held by our named executive officers as of December 31, 2019, which consist solely of phantom units granted under the LTIP. The awards shown on the table below were the only equity awards held by the named executive officers at the end of the last fiscal year:

		Unit Awards
		Number of	Market Value of
		Units That Have	Units That Have
Name	Grant Date	Not Vested (#)	Not Vested ($) (3)
Eric Slifka	August 16, 2017 (1)	163,780	3,301,805
Mark A. Romaine	August 16, 2017 (1)	63,415	1,278,446
Edward J. Faneuil	August 16, 2017 (1)	50,747	1,023,060
Daphne H. Foster	August 16, 2017 (1)	53,855	1,085,717
Andrew Slifka	August 16, 2017 (1)	34,329	692,073
Matthew Spencer	August 11, 2014 (2)	3,502	70,600
Matthew Spencer	August 16, 2017 (1)	11,941	240,731

(1)	The phantom units granted on August 16, 2017 vest as to 25% of the award on August 1, 2020, another 35% of the award on August 1, 2021 and the final 40% of the award on August 1, 2022.
(2)

The phantom units granted on August 11, 2014 vest over a six-year period, with one-third of the units having vested on August 1, 2018, another one-third of the units scheduled to vest on August 1, 2019 and the final one-third of the units scheduled to vest on August 1, 2020.

(3)	The market values of the phantom unit awards shown in the table above were calculated based on the closing price of $20.16 per common unit on December 31, 2019.

Units Vested in the 2019 Fiscal Year

The following table presents phantom units awarded to the named executive officers that vested during the year ended December 31, 2019:

	Unit Awards
	Number of
	Vested	Market Value of Vested
Name	Phantom Units (#)	Phantom Units ($)
Eric Slifka (1)	42,419	837,351
Mark A. Romaine (1)	19,004	375,139
Edward J. Faneuil (1)	25,452	502,422
Daphne H. Foster (1)	7,295	144,003
Andrew Slifka (1)	9,845	194,340
Matthew Spencer (2)	2,599	51,602

(1)	The market values of these phantom units shown in the table above were calculated based on the closing price of $19.74 per common unit on July 1, 2019, the vesting date of such phantom units.
(2)

848 of Mr. Spencer’s phantom units vested on July 1, 2019 and 1,751 of Mr. Spencer’s phantom units vested on August 1, 2019. Hence, the market value of the Mr. Spencer’s phantom units shown in the table above were calculated based on the closing price of, respectively, (a) $19.74 per common unit on July 1, 2019, and (b) $19.91 per common unit on August 1, 2019.

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

Potential Payments upon a Change of Control or Termination

The following tables show potential payments to each of our named executive officers under contracts, agreements, plans or arrangements, whether written or unwritten (including the employment agreements with each of our named executive officers that were in effect as of December 31, 2019), for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2019 termination date. In addition, amounts reflected in the tables below with respect to LTIP awards were calculated based on the closing price of our common units of $20.16 per unit as of December 31, 2019.

LTIP Awards. Each of our named executive officers holds outstanding unvested phantom units that were granted under the LTIP. Upon a change of control event, all outstanding phantom units held by our named executive officers that have not otherwise vested automatically will become fully vested, which is reflected appropriately in the tables below.

LTCIP Awards. Each of our named executive officers was granted a 2019 LTCIP Award and a 2018 LTCIP Award under the LTCIP. Upon a change of control event, the unvested portion of each of the LTCIP Awards held by our named executive officers will become fully vested, which is reflected in the tables below.

Long-Term Performance-Based Cash Incentive Plan Awards for Mr. Eric Slifka. Mr. Eric Slifka’s prior employment agreement with our general partner included a provision for the 2018 Long-Term Performance-Based Cash Incentive Plan covering the period from March 29, 2018 through March 29. 2019. Upon Mr. Eric Slifka’s termination of employment due to death, Disability, by our general partner without Cause or by Mr. Eric Slifka for reasons constituting Constructive Termination, Mr. Eric Slifka is entitled to receive the pro-rated cash incentive amount, if any, earned under the 2018 Long-Term Performance-Based Cash Incentive Plan, as determined by the Compensation Committee.

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

If Mr. Slifka’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid (i) the Eric Slifka Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary multiplied by 200%, plus (iii) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%, plus (iv) his interests in the long-term incentive plans, including (a) the pro-rated cash incentive amount, if any, earned under his Long-Term Performance-Based Cash Incentive Plan awards and (b) the amounts of cash and/or securities due as a result of the automatic vesting of Mr. Slifka’s interests in certain long-term incentive plans, plus (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 24 months following the date of termination.

If Mr. Slifka’s employment is terminated by our general partner without “Cause” or by Mr. Slifka for reasons constituting “Constructive Termination,” each as defined in the employment agreement, he shall be paid (i) the Eric

Slifka Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary multiplied by 200% (provided, however, that this multiplier shall be 300% if Mr. Slifka terminates his employment for reasons constituting Constructive Termination and such termination occurs within 12 months following a “Change in Control” (as defined in the employment agreement)), plus (iii) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200% (provided, however, that this multiplier shall be 300% if Mr. Slifka terminates his employment for reasons constituting Constructive Termination and such termination occurs within 12 months following a Change in Control), plus (iv) his interests in the long-term incentive plans, including (a) the pro-rated cash incentive amount, if any, earned under his Long-Term Performance-Based Cash Incentive Plan awards and (b) the amounts of cash and/or securities due as a result of the automatic vesting of Mr. Slifka’s interests in certain long-term incentive plans, plus (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 24 months following the date of termination.  If Mr. Slifka terminates his employment for reasons of Constructive Termination but such termination does not occur within 12 months following a Change in Control and Mr. Slifka secures employment within 12 months of the date of termination, he shall repay to our general partner one-half of the cash received from our general partner pursuant to (ii) and (iii) above.

If Mr. Slifka’s employment is terminated by our general partner for Cause, Mr. Slifka will be paid the Eric Slifka Accrued Obligations. If Mr. Slifka’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s President and Chief Executive Officer following the expiration of his employment agreement (a “Non-Renewal”), he shall be paid (i) the Eric Slifka Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus the performance-based and discretionary components, if any, of his STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards and outstanding phantom units held by Mr. Slifka automatically shall become fully vested.

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Eric Slifka
Severance Amount	—	4,000,000	4,000,000	4,000,000	6,000,000	2,500,000
2018 Long-Term Performance-Based Cash Incentive Plan Award (2)	—	2,700,000	2,700,000	2,700,000	2,700,000	—
LTIP awards	3,301,805	3,301,805	3,301,805	3,301,805	3,301,805	—
LTCIP award	3,900,000	3,900,000	3,900,000	3,900,000	3,900,000	—
Fringe benefits	—	50,798	50,798	50,798	50,798	—
Life insurance benefits	—	500,000	—	—	—	—
Total	7,201,805	14,452,603	13,952,603	13,952,603	15,952,603	2,500,000

(1)In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Slifka would receive payment of (a) 100% of the performance-based component ($500,000), and (b) 0% of the discretionary component associated with his 2019 STIP target amount.

(2)In April 2019, the Compensation Committee determined that Mr. Eric Slifka earned $2,700,000 under his 2018 Long-Term Performance-Based Cash Incentive Award, which amount will be paid in two equal installments in January 2020 and January 2021, subject to his continued employment on such dates; provided that, such amount is also payable upon certain terminations of employment as described above.

Mark A. Romaine

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

If Mr. Romaine’s employment is terminated by our general partner without “Cause” or by Mr. Romaine for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Romaine shall be paid (i) the Romaine Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, (iv) acceleration of vesting of his cash and equity interests in long-term incentive plans, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination, and (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Romaine pursuant to Section 4999 of the Code.

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

If Mr. Romaine’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s Chief Operating Officer following the expiration of his employment agreement pursuant to a different employment agreement with our general partner, he shall be paid (i) the Romaine Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) the performance-based and discretionary components, if any, of his STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards and outstanding phantom units held by Mr. Romaine automatically shall become fully vested.

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Mark A. Romaine
Severance Amount	—	2,300,000	2,300,000	2,300,000	2,300,000	1,437,500
LTIP awards	1,278,446	1,278,446	1,278,446	1,278,446	1,278,446	—
LTCIP award	1,900,000	1,900,000	1,900,000	1,900,000	1,900,000	—
Fringe benefits	—	38,713	38,713	38,713	38,713	—
Life insurance benefits	—	500,000	—	—	—	—
Total	3,178,446	6,017,159	5,517,159	5,517,159	5,517,159	1,437,500

(1)In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Romaine would receive payment of (a) 100% of the performance-based component ($287,500), and (b) 0% of the discretionary component associated with his 2019 STIP target amount.

Edward J. Faneuil

If Mr. Faneuil’s employment is terminated for any reason, Mr. Faneuil shall be paid (i) all amounts of his base salary due and owing up through the date of termination, plus (ii) all earned, but unpaid, bonuses, plus (iii) all reimbursements of expenses appropriately and timely submitted, plus (iv) any and all other amounts, including vacation pay, that may be due to him as of the date of termination (the “Faneuil Accrued Obligations”).

If Mr. Faneuil’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid or receive (i) the Faneuil Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash or equity interests in certain long-term incentive plans, plus (v) group health and similar insurance premiums on behalf of him and his spouse and dependents for 18 months following the date of termination.

If Mr. Faneuil’s employment is terminated by our general partner without “Cause” or by Mr. Faneuil for reasons constituting “Constructive Termination,” each as defined in the employment agreement, he shall be paid (i) the Faneuil Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, (iv) acceleration of vesting of his cash and equity interests in long-term incentive plans, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination, and (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Faneuil pursuant to Section 4999 of the Code.

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

If Mr. Faneuil’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s Executive Vice President and General Counsel following the expiration of his employment agreement pursuant to a different employment agreement with our general partner, he shall be paid (i) the Faneuil

Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) the performance-based and discretionary components, if any, of his STIP award for such year.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Edward J. Faneuil
Severance Amount	—	2,000,000	2,000,000	2,000,000	2,000,000	1,250,000
Deferred Compensation	1,226,272	1,226,272	1,226,272	1,226,272	1,226,272	—
LTIP awards	1,023,060	1,023,060	1,023,060	1,023,060	1,023,060	—
LTCIP award	1,600,000	1,600,000	1,600,000	1,600,000	1,600,000	—
Fringe benefits	—	25,074	25,074	25,074	25,074	—
Life insurance benefits	—	335,000	—	—	—	—
Total	3,849,332	6,209,406	5,874,406	5,874,406	5,874,406	1,250,000

(1)In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Faneuil would receive payment of (a) 100% of the performance-based component ($250,000), and (b) 0% of the discretionary component, associated with his 2019 STIP target amount.

Daphne H. Foster

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

If Ms. Foster’s employment is terminated by death or “Disability” (as defined in the employment agreement), she (or her estate) will be paid or receive (i) the Foster Accrued Obligations, plus (ii) a lump sum payment equal to 200% of her then base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of her cash or equity interests in long-term incentive plans, plus (v) group health and similar insurance premiums on behalf of her and her spouse and dependents, if any, for 18 months following the date of termination.

If Ms. Foster’s employment is terminated by our general partner without “Cause” or by Ms. Foster for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Ms. Foster shall be paid (i) the Foster Accrued Obligations, plus (ii) a lump sum payment equal to 200% of her then base salary, plus (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of her cash and equity interests in long-term incentive plans, (v) group health and similar insurance premiums on behalf of her spouse and dependents, if any, for 18 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Ms. Foster pursuant to Section 4999 of the Code.

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

If Ms. Foster’s employment agreement is not renewed by our general partner and she does not continue to serve as our general partner’s Chief Financial Officer following the expiration of her employment agreement pursuant to a different employment agreement with our general partner, she shall be paid (i) the Foster Accrued Obligations, (ii) a lump sum payment equal to 200% of her then base salary, and (iii) the performance-based and discretionary components, if any, of her STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards and outstanding phantom units held by Ms. Foster automatically shall become fully vested.

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Daphne H. Foster
Severance Amount	—	2,000,000	2,000,000	2,000,000	2,000,000	1,200,000
LTIP awards	1,085,717	1,085,717	1,085,717	1,085,717	1,085,717	—
LTCIP award	1,600,000	1,600,000	1,600,000	1,600,000	1,600,000	—
Fringe benefits	—	2,296	2,296	2,296	2,296	—
Life insurance benefits	—	500,000	—	—	—	—
Total	2,685,717	5,188,013	4,688,013	4,688,013	4,688,013	1,200,000

(1)In the event of non-renewal, for purposes of this calculation, we have assumed that Ms. Foster would receive payment of (a) 100% of the performance-based component ($250,000), and (b) 0% of the discretionary component associated with her 2019 STIP target amount.

Andrew Slifka

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

If Mr. Slifka’s employment is terminated due to death or “Disability” (as defined in the employment agreement), he (or his estate) shall be paid (i) the Andrew Slifka Accrued Obligations,  (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash or equity interests in long-term incentive plans, plus (v) group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 24 months following the date of termination.

If Mr. Slifka’s employment is terminated by our general partner without “Cause” or by Mr. Slifka for reasons constituting “Constructive Termination,” each as defined in the employment agreement, he shall be paid (i) the Andrew Slifka Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash and equity interests in long-term incentive plans, plus (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 24 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Slifka pursuant to Section 4999 of the Code.

If Mr. Slifka’s employment is terminated by our general partner for Cause, he shall be paid the Andrew Slifka Accrued Obligations.

If Mr. Slifka’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s Executive Vice President or President of the GDSO Division of the Partnership following the expiration of his employment agreement pursuant to a different employment agreement with our general partner, he shall be paid (i) the Andrew Slifka Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, and (iii) the performance-based and discretionary components, if any, of his STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards and outstanding phantom units held by Mr. Slifka automatically shall become fully vested.

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Andrew Slifka
Severance Amount	—	1,620,000	1,620,000	1,620,000	1,620,000	1,117,500
LTIP awards	692,073	692,073	692,073	692,073	692,073	—
LTCIP award	900,000	900,000	900,000	900,000	900,000	—
Fringe benefits	—	51,632	51,632	51,632	51,632	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,592,073	3,763,705	3,263,705	3,263,705	3,263,705	1,117,500

(1)In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Slifka would receive payment of (a) 100% of the performance-based component ($167,500), and (b) 0% of the discretionary component associated with his 2019 STIP target amount.

Matthew Spencer

If Mr. Spencer’s employment is terminated for any reason, he (or his estate, as applicable) shall be paid (i) all amounts of base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus, (iii) all reimbursements of eligible business expenses, and (iv) any and all other amounts, including vacation pay, that may be due to him as of the date of termination (collectively, the “Spencer Accrued Obligations”).

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Matthew Spencer
Severance Amount	—	950,000	950,000	950,000	950,000	650,000
LTIP awards	311,331	311,331	311,331	311,331	311,331	—
LTCIP award	550,000	550,000	550,000	550,000	550,000	—
Fringe benefits	—	38,713	38,713	38,713	38,713	—
Life insurance benefits	—	500,000	—	—	—	—
Total	861,331	2,350,044	1,850,044	1,850,044	1,850,044	650,000

(1) In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Spencer would receive payment of (a) 100% of the performance-based component ($100,000), and (b) 0% of the discretionary component associated with his 2019 STIP target amount.

Other Benefits

Pension Benefits

The table below sets forth information regarding the present value as of December 31, 2019 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan, and, with respect to Mr. Faneuil, the Global and Alliance Deferred Compensation Agreements. Amounts with respect to the Global and Alliance Deferred Compensation Agreements are reflected in the table below because they represent a fixed entitlement.

Pension Benefits at December 31, 2019

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)	Accumulated Benefit ($)	Last Fiscal Year ($)
Eric Slifka	(1)	23	708,838	—
Mark A. Romaine	(1)	11	260,393	—
Edward J. Faneuil	(1)	19	886,385	—
Edward J. Faneuil	(2)	n/a	613,136	70,000
Edward J. Faneuil	(3)	n/a	613,136	70,000
Daphne H. Foster	(1)	3	46,213	—
Andrew P. Slifka	(1)	7	34,468	—
Andrew P. Slifka	(4)	12	293,895	—
Matthew Spencer	—	—	—	—

(1)	Global Partners LP Pension Plan
(2)	Global Deferred Compensation Agreement
(3)	Alliance Deferred Compensation Agreement
(4)	Global Montello Group Corp. Pension Plan

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

Compensation of Directors

The following table sets forth (i) certain information concerning the compensation earned by our directors in 2019, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

	Fees Earned
	or Paid in
Name	Cash ($)	Total ($)
Richard Slifka (1)	75,500	75,500
Eric Slifka (2)	—	—
Andrew Slifka (2)	—	—
Kenneth I. Watchmaker (1)	102,500	102,500
Robert J. McCool (1)	87,500	87,500
David McKown (1)	87,500	87,500
John T. Hailer (1)	87,500	87,500
Daphne H. Foster (2)	—	—

(1)

As of December 31, 2019, our non-employee directors held the following aggregate number of unvested phantom units: Mr. Richard Slifka (0), Mr. Watchmaker (5,971), Mr. McCool (5,374), Mr. McKown (4,777) and Mr. Hailer (0).

(2)

Messrs. Eric Slifka and Andrew Slifka and Ms. Foster, as executive officers of our general partner, are otherwise compensated for their services and therefore receive no separate compensation for their service as directors.

Employees of our general partner who also serve as directors do not receive additional compensation. In 2019, directors who are not employees of our general partner (1) received: (a) a $67,500 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP and the LTCIP.

Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

On August 7, 2019, Mr. Watchmaker, Mr. McCool, Mr. McKown and Mr. Hailer, respectively, were awarded LTCIP grants in the amounts of $230,000, $160,000, $125,000 and $80,000 in respect of services rendered in 2018. Each such LTCIP award will fully vest as of August 10, 2022, subject to continued service as a director through such date.

On March 6, 2019, Mr. Watchmaker, Mr. McCool and Mr. McKown, respectively, were awarded LTCIP grants in the amounts of $140,000, $125,000, and $115,000 in respect of services rendered in 2017. Each such LTCIP award will fully vest as of March 1, 2022, subject to continued service as a director through such date.

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

For 2019, our last completed fiscal year:

•	The median of the annual total compensation of our employees (other than the CEO) was $26,501; and
•	The annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $1,863,608.
•	Based on this information, for 2019, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 70 to 1.

To put this into context, approximately 79% of our employee population consists of convenience store employees, approximately 43% of whom are employed on a part-time basis. Our part-time employees who work less than thirty hours per week receive (i) wages, and (ii) if eligible, sick time and/or 401(k) benefits, but are not eligible for vacation or other fringe benefits. In comparison, if we were to only look at our non-convenience store employee population, the median employee would be employed on a full-time basis, with a total annual compensation of $78,873 in 2019. The ratio of the annual total compensation of our CEO to this median employee was reasonably estimated to be 24 to 1.

To identity the median of the annual total compensation of all of our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•

We determined that, as of December 31, 2019, our employee population consisted of approximately 3,887 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary (including seasonal) employees. We selected December 31, 2019 as identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.

•

We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, bonuses and equity awards, if any, reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2019.

•

We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.

•

After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2019 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $26,501.

•	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 4, 2020 the beneficial ownership of units representing limited partner interests in Global Partners LP (“Units”) held by certain beneficial owners of more than five percent (5%) of the Units, by each director and named executive officer of Global GP LLC, the general partner of Global Partners LP (“General Partner”) and by all directors and executive officers of our General Partner as a group:

		Percentage
	Common	of Common
	Units	Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
Invesco Ltd. (2)	5,950,461	17.5%
Richard Slifka (3)(5)(6)(7)(8)	5,160,883	15.2%
Alfred A. Slifka 1990 Trust Under Article II-A (3)(5)(7)	4,315,395	12.7%
Montello Oil Corporation (3)	2,348,078	6.9%
Kayne Anderson Capital Advisors L.P. (4)	2,333,459	6.9%
Richard A. Kayne (4)	2,333,459	6.9%
Global Petroleum Corp. (5)	1,725,463	5.1%
Eric Slifka (7)(9)(10)	1,492,919	4.4%
Andrew Slifka	516,334	1.5%
Global GP LLC (7)	127,329	*
Edward J. Faneuil	96,705	*
Mark Romaine	53,102	*
Daphne H. Foster	17,414	*
Matthew Spencer	4,827	*
Kenneth I. Watchmaker	32,885	*
Robert J. McCool	31,235	*
David K. McKown	7,857	*
John T. Hailer	—	*
All directors and executive officers as a group (11 persons)	7,286,832	21.4%

*      Less than 1%

(1)

The address for each person or entity listed other than (i) Kayne Anderson Capital Advisors, L.P., (ii) Richard A. Kayne, and (iii) Invesco Ltd. is P.O. Box 9161, 800 South Street, Suite 500, Waltham, Massachusetts 02454‑9161.

(2)

According to a Schedule 13G/A filed on February 12, 2020, Invesco Ltd., in its capacity as a parent holding company to its investment advisers, has sole voting and dispositive power over 5,950,461 common units that it may be deemed to beneficially own and which are held of record by clients of Invesco Ltd. Invesco Advisers, Inc. is a subsidiary of Invesco Ltd. and it advises (i) the Invesco Oppenheimer SteelPath MLP Select 40 Fund, which owns 8.95% of the common units outstanding, and (ii) the Invesco Oppenheimer SteelPath MLP Income Fund, which owns 8.48% of the common units outstanding. However, no one individual has greater than 5% economic ownership. The shareholders of the Fund have the right to receive or the power to direct the receipt of dividends and proceeds from the sale of such securities. The address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

(3)

Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the common units owned by Montello Oil Corporation.

(4)

According to a Schedule 13G/A filed on February 6, 2020, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting and dispositive power with regard to 2,333,459 common units. The units are owned by investment accounts (investment limited partnerships, registered investment companies and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Anderson Capital Advisors, L.P. (or a controlled affiliate thereof), as a registered investment adviser. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of certain of the limited partnerships and shareholder of certain of the registered investment companies. The address for Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.

(5)

Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the common units owned by Global Petroleum Corp.

(6)	Richard Slifka has sole voting and investment power with respect to and, therefore, may be deemed to beneficially own, the common units owned by Chelsea Terminal Limited Partnership.
(7)

Purchased by our general partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees. Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A control Global GP LLC, and thus may be deemed to beneficially own the common units owned by Global GP LLC. The co-trustees of the Alfred A. Slifka 1990 Trust Under Article II-A have delegated the voting rights in Global GP LLC of the Alfred A. Slifka 1990 Trust Under Article II-A to Eric Slifka, and thus Eric Slifka may be deemed to beneficially own the common units owned by Global GP LLC.

(8)

Richard Slifka is the trustee of a voting trust with sole voting and investment power with respect to common units owned by Larea Holdings II LLC. Richard Slifka may, therefore, be deemed to beneficially own, the common units held by Larea Holdings II LLC.

(9)

Eric Slifka has sole voting and investment power with respect to common units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own, the common units held by Larea Holdings LLC.

(10)	Beneficially owned common unit amounts for Eric Slifka include common units held in certain family trusts for the benefit of Eric Slifka’s children, for which Eric Slifka is the sole trustee.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2019:

Number of securities
	Number of Securities		remaining available for
	to be issued	Weighted average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	562,906	—	3,016,234
Equity compensation plans not approved by security holders	—	—	—
Total	562,906	—	3,016,234

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of March 4, 2020, affiliates of our general partner, including current directors and executive officers of our general partner, owned 7,286,832 common units representing 21.4% of the common units. In addition, our general partner owns a 0.67% general partner interest in us.

Alfred A. Slifka, former Chairman of the board of our general partner, passed away on March 9, 2014. Mr. Slifka’s estate closed effective February 28, 2017 and his interests in our general partner and his beneficially owned interests in Global Partners LP and its affiliates were transferred to the Alfred A. Slifka 1990 Trust Under Article II-A on that date.

Steven McCool, the son of Robert J. McCool, one of our independent directors, is an employee of Global GP LLC. During our fiscal year ended December 31, 2019, his total compensation earned was approximately $163,000.

Maxwell Foster, the son of Daphne H. Foster, our Chief Financial Officer, is an employee of Global GP LLC. During our fiscal year ended December 31, 2019, his total compensation earned was approximately $575,000.

James Cook, the son-in-law of Richard Slifka, our Chairman, and the brother-in-law of Andrew Slifka, our Executive Vice President and director, is an employee of Global GP LLC. During our fiscal year ended December 31, 2019, his total compensation earned was approximately $267,000.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 99.33% to the common unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 7,286,832 common units and 0.67% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.67% of the distributions above the highest target level.

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

Shared Services Agreement

We are party to a shared services agreement with Global Petroleum Corp. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. Under this agreement, we provide Global Petroleum Corp. with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. pays or paid us an amount based upon the cost associated with the provision of such services. We will continue to provide Global Petroleum Corp. with such services for an indefinite term, and Global Petroleum Corp. may terminate its receipt of some or all of the services thereunder upon 90 days’ prior written notice. As of December 31, 2019, no notice of termination had been given under the agreement with Global Petroleum Corp. as then in effect.

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

Director Independence

Please read Part III, Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2019 and 2018 calendar years. The audit committee’s charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non‑audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit‑related, tax and all other fees categories below were approved by the audit committee.

Pre‑approved fees to Ernst & Young LLP for the fiscal years ended December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Audit Fees (1)	$4,060	$4,495
Audit—Related Fees	117	122
Tax Fees (2)	1,529	1,455
Total	$5,706	$6,072

(1)

Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young’s audits of the effectiveness of our internal control over financial reporting at December 31, 2019 and 2018.

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

Indenture, dated as of June 4, 2015, among the Issuers, the Guarantors and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 4, 2015).

4.3	—

Indenture, dated as of July 31, 2019, among the Issuers, the Guarantors and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 31, 2019).

4.4*	—	Description of Common Units registered under Section 12 of the Exchange Act.
4.5*	—	Description of 9.75% Series A Fixed-to-Floating Cumulative Redeemable Perpetual Preferred Units registered under Section 12 of the Exchange Act.
10.1	—

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

10.3	—

Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10‑K filed on March 14, 2008).

10.4^	—

Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on January 7, 2010).

10.5	—

Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10‑Q filed on August 6, 2010).

10.6	—

First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on August 31, 2010).

10.7	—

Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on September 9, 2010).

10.8††	—

Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10‑Q/A filed on January 20, 2011).

10.9	—

Assignment of Branded Wholesaler PMPA Franchise Agreements, effective March 1, 2011 between Global Companies LLC, Alliance Energy LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10‑K filed on March 11, 2011).

10.10	—

Business Opportunity Agreement dated March 1, 2012, by and among Alfred A. Slifka, Richard Slifka and Global Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on March 7, 2012).

10.11^	—

Deferred Compensation Agreement dated September 23, 2009, by and between Alliance Energy LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10‑K filed on March 12, 2012).

10.12^	—

Global Partners LP Long‑Term Incentive Plan (as Amended and Restated Effective June 22, 2012) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on June 25, 2012).

10.13^	—

Form of Phantom Unit Award Agreement for Directors under Global Partners LP Long‑Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on July 3, 2013).

10.14^	—

Form of Confidentiality, Non‑Solicitation, and Non‑Competition Agreement for Phantom Unit Award Recipients (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8‑K filed on July 3, 2013).

10.15^	—	Form of Director Unit Award Letter (incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10‑K filed on March 13, 2015).
10.16	—

Second Amended and Restated Services Agreement, dated as of March 11, 2015, by and among Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10‑K filed on March 13, 2015).

10.17^	—	Form of Restricted Unit Award Grant Letter (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q filed on August 7, 2015).
10.18^	—	Form of Cash Award Grant Letter (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10‑Q filed on August 7, 2015).
10.19^	—	Form of Phantom Unit Agreement (Cash Settlement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed on November 6, 2015).

10.20†††	—

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

10.21^	—

Form of Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8‑K filed on August 22, 2017).

10.22^	—	Global Partners LP 2018 Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2018).
10.23	—

First Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed on November 8, 2018).

10.24	—

Second Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q filed on November 8, 2018).

10.25^	—

Employment Agreement effective as of February 1, 2019, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 5, 2019).

10.26^	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 5, 2019).

10.27^	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 5, 2019).

10.28^	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 5, 2019).

10.29^	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Andrew P. Slifka (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 5, 2019).

10.30^	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Matthew Spencer (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 5, 2019).

10.31^	—	Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-K filed on November 7, 2019).
10.32	—

Third Amendment to Third Amended and Restated Credit Agreement and First Amendment to Third Amended and Restated Security Agreement, dated as of April 19, 2019 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 9, 2019).

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

Global Partners LP
	By:	Global GP LLC,
its general partner
Dated: March 6, 2020		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2020.

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
John T. Hailer

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Partners LP (the Partnership) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), partners’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2019, the Partnership changed its method for accounting for leases due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

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

March 6, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on Internal Control over Financial Reporting

We have audited Global Partners LP's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income (loss), partners’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes of the Partnership and our report dated March 6, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 6, 2020

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$12,042	$8,121
Accounts receivable, net (less allowance of $2,729 and $2,433 at December 31, 2019 and 2018, respectively)	413,195	334,777
Accounts receivable—affiliates	7,823	5,435
Inventories	450,482	386,442
Brokerage margin deposits	34,466	14,766
Derivative assets	4,564	26,390
Prepaid expenses and other current assets	81,940	98,977
Total current assets	1,004,512	874,908
Property and equipment, net	1,104,863	1,132,632
Right of use assets, net	296,746	—
Intangible assets, net	46,765	58,532
Goodwill	324,474	327,406
Other assets	31,067	30,813
Total assets	$2,808,427	$2,424,291
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$373,386	$308,979
Working capital revolving credit facility—current portion	148,900	103,300
Lease liability—current portion	68,160	—
Environmental liabilities—current portion	5,009	6,092
Trustee taxes payable	42,932	42,613
Accrued expenses and other current liabilities	102,802	117,274
Derivative liabilities	12,698	4,494
Total current liabilities	753,887	582,752
Working capital revolving credit facility—less current portion	175,000	150,000
Revolving credit facility	192,700	220,000
Senior notes	690,533	664,455
Long-term lease liability—less current portion	239,349	—
Environmental liabilities—less current portion	54,262	57,132
Financing obligations	148,127	149,997
Deferred tax liabilities	42,879	42,856
Other long—term liabilities	52,451	57,905
Total liabilities	2,349,188	1,925,097
Commitments and contingencies (see Note 11)	—	—
Partners’ equity
Global Partners LP equity:
Series A preferred limited partners (2,760,000 units issued and outstanding at December 31, 2019 and 2018)	67,226	67,226
Common limited partners (33,995,563 units issued and 33,867,393 outstanding at December 31, 2019 and 33,995,563 units issued and 33,751,435 outstanding at December 31, 2018)	398,535	437,874
General partner interest (0.67% interest with 230,303 equivalent units outstanding at December 31, 2019 and 2018)	(2,620)	(2,509)
Accumulated other comprehensive loss	(5,076)	(5,260)
Total Global Partners LP equity	458,065	497,331
Noncontrolling interest	1,174	1,863
Total partners’ equity	459,239	499,194
Total liabilities and partners’ equity	$2,808,427	$2,424,291

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2019	2018	2017
Sales	$13,081,730	$12,672,602	$8,920,552
Cost of sales	12,418,973	12,022,193	8,337,500
Gross profit	662,757	650,409	583,052
Costs and operating expenses:
Selling, general and administrative expenses	170,937	171,002	155,033
Operating expenses	342,382	321,115	283,650
(Gain) loss on trustee taxes	—	(52,627)	16,194
Lease exit and termination gain	(493)	(3,506)	—
Amortization expense	11,431	10,960	9,206
Net (gain) loss on sale and disposition of assets	(2,730)	5,880	(1,624)
Goodwill and long-lived asset impairment	2,022	414	809
Total costs and operating expenses	523,549	453,238	463,268
Operating income	139,208	197,171	119,784
Interest expense	(89,856)	(89,145)	(86,230)
Loss on early extinguishment of debt	(13,080)	—	—
Income before income tax (expense) benefit	36,272	108,026	33,554
Income tax (expense) benefit	(1,094)	(5,623)	23,563
Net income	35,178	102,403	57,117
Net loss attributable to noncontrolling interest	689	1,502	1,635
Net income attributable to Global Partners LP	35,867	103,905	58,752
Less: General partner’s interest in net income, including incentive distribution rights	1,379	1,033	394
Less: Series A preferred limited partner interest in net income	6,728	2,691	—
Net income attributable to common limited partners	$27,760	$100,181	$58,358
Basic net income per common limited partner unit	$0.82	$2.97	$1.74
Diluted net income per common limited partner unit	$0.81	$2.95	$1.74
Basic weighted average common limited partner units outstanding	33,810	33,701	33,589
Diluted weighted average common limited partner units outstanding	34,339	33,972	33,634

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$35,178	$102,403	$57,117
Other comprehensive income (loss):
Change in fair value of cash flow hedges	2	133	1,037
Change in pension liability	182	75	(1,064)
Total other comprehensive income (loss)	184	208	(27)
Comprehensive income	35,362	102,611	57,090
Comprehensive loss attributable to noncontrolling interest	689	1,502	1,635
Comprehensive income attributable to Global Partners LP	$36,051	$104,113	$58,725

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$35,178	$102,403	$57,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,192	106,838	105,652
Amortization of deferred financing fees	5,038	5,372	5,644
Amortization of leasehold interests	—	327	631
Amortization of senior notes discount	902	1,501	1,445
Bad debt expense	560	588	211
Unit-based compensation expense	1,966	2,738	2,755
Write-off of financing fees	188	—	573
Gain on trustee taxes	—	(52,627)	—
Net (gain) loss on sale and disposition of assets	(2,730)	5,880	(1,624)
Goodwill and long-lived asset impairment	2,022	414	809
Loss on early extinguishment of debt	13,080	—	—
Deferred income taxes	23	2,751	(25,949)
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	(78,978)	81,898	3,886
Accounts receivable-affiliate	(2,388)	(1,662)	(630)
Inventories	(64,790)	(29,778)	173,167
Broker margin deposits	(19,700)	(5,085)	17,972
Prepaid expenses, all other current assets and other assets	14,413	(15,912)	(13,674)
Accounts payable	64,407	(4,433)	(6,850)
Trustee taxes payable	319	(15,081)	9,155
Change in derivatives	30,030	(31,764)	2,346
Accrued expenses, all other current liabilities and other long-term liabilities	(13,330)	14,488	15,806
Net cash provided by operating activities	94,402	168,856	348,442
Cash flows from investing activities
Acquisitions	—	(171,620)	(38,479)
Capital expenditures	(82,864)	(69,174)	(49,866)
Seller note issuances	(1,410)	(3,337)	(6,086)
Proceeds from sale of property and equipment	17,060	18,411	32,787
Net cash used in investing activities	(67,214)	(225,720)	(61,644)
Cash flows from financing activities
Net proceeds from issuance of Series A preferred units	—	66,366	—
Net borrowings from (payments on) working capital revolving credit facility	70,600	26,600	(197,900)
Net (payments on) borrowings from revolving credit facility	(27,300)	24,000	(20,700)
Proceeds from senior notes, net	392,602	—	—
Repayment of senior notes	(381,886)	—	—
LTIP units withheld for tax obligations	(657)	(835)	(522)
Noncontrolling interest capital contribution	—	—	279
Distribution to noncontrolling interest	—	—	(465)
Distributions to limited partners and general partner	(76,626)	(66,004)	(62,660)
Net cash (used in) provided by financing activities	(23,267)	50,127	(281,968)
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	3,921	(6,737)	4,830
Cash and cash equivalents at beginning of year	8,121	14,858	10,028
Cash and cash equivalents at end of year	$12,042	$8,121	$14,858
Supplemental information
Cash paid during the period for interest	$67,436	$67,163	$62,512
Net cash (received) paid during the period for income taxes	$(5,208)	$653	$7,356

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2016	$—	$401,044	$(2,948)	$(5,441)	$5,186	$397,841
Net income (loss)	—	58,358	394	—	(1,635)	57,117
Noncontrolling interest capital contribution	—	—	—	—	279	279
Distributions to limited partners and general partner	—	(62,892)	(424)	—	—	(63,316)
Distribution to noncontrolling interest	—	—	—	—	(465)	(465)
Unit-based compensation	—	2,755	—	—	—	2,755
Other comprehensive loss	—	—	—	(27)	—	(27)
LTIP units withheld for tax obligations	—	(522)	—	—	—	(522)
Dividends on repurchased units	—	656	—	—	—	656
Balance at December 31, 2017	—	399,399	(2,978)	(5,468)	3,365	394,318
Issuance of Series A preferred units	66,366	—	—	—	—	66,366
Net income (loss)	2,691	100,181	1,033	—	(1,502)	102,403
Distributions to limited partners and general partner	(1,831)	(63,744)	(564)	—	—	(66,139)
Unit-based compensation	—	2,738	—	—	—	2,738
Other comprehensive income	—	—	—	208	—	208
LTIP units withheld for tax obligations	—	(835)	—	—	—	(835)
Dividends on repurchased units	—	135	—	—	—	135
Balance at December 31, 2018	67,226	437,874	(2,509)	(5,260)	1,863	499,194
Net income (loss)	6,728	27,760	1,379	—	(689)	35,178
Distributions to limited partners and general partner	(6,728)	(69,522)	(1,490)	—	—	(77,740)
Unit-based compensation	—	1,966	—	—	—	1,966
Other comprehensive income	—	—	—	184	—	184
LTIP units withheld for tax obligations	—	(657)	—	—	—	(657)
Dividends on repurchased units	—	1,114	—	—	—	1,114
Balance at December 31, 2019	$67,226	$398,535	$(2,620)	$(5,076)	$1,174	$459,239

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2019, the Partnership had a portfolio of 1,551 owned, leased and/or supplied gasoline stations, including 289 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of December 31, 2019, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,402,198 common units, representing a 21.8% limited partner interest.

2019 and Recent Events

2027 Notes Offering and 2022 Notes Tender Offer and Redemption— On July 31, 2019, the Partnership and GLP Finance Corp. (the “Issuers”) issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 (the “2027 Notes”) to several initial purchasers (the “2027 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Partnership used the net proceeds from the offering to fund the repurchase of its 6.25% senior notes due 2022 (the “2022 Notes”) in a tender offer and to repay a portion of the borrowings outstanding under its credit agreement. The redemption of the 2022 Notes occurred on August 30, 2019. See Note 8, “Debt and Financing Obligations—Senior Notes” for additional information on the 2027 Notes.

On February 18, 2020, the Partnership completed an exchange offer whereby holders of the 2027 Notes exchanged all of the 2027 Notes for an equivalent amount of senior notes registered under the Securities Act. The exchange notes are substantially identical to the 2027 Notes, except that the exchange notes are not subject to the restrictions on transfers or to any increase in annual interest rates for failure to comply with the 2027 Notes Registration Rights Agreement (defined below).

Amended Credit Agreement—  On April 19, 2019, the Partnership and certain of its subsidiaries entered into the third amendment to third amended and restated credit agreement which, among other things, extended the maturity date from April 30, 2020 to April 29, 2022 and reduced by 0.25% the applicable rate under the existing revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit. See Note 8 for additional information on the credit agreement.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

On July 24, 2018, the Partnership acquired the assets of company-operated gasoline stations and convenience stores from New Hampshire-based Cheshire Oil Company, LLC (“Cheshire”). On July 17, 2018, the Partnership acquired retail fuel and convenience store assets from Vermont-based Champlain Oil Company, Inc. (“Champlain”). On October 18, 2017, the Partnership acquired retail gasoline and convenience store assets from Honey Farms, Inc. (“Honey Farms”). The financial results of Cheshire, Champlain and Honey Farms since the respective acquisition date are included in the accompanying consolidated statements of operations. See Note 20, “Business Combinations,” for additional information on the Partnership’s acquisitions.

The accompanying consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

Noncontrolling Interest

These financial statements reflect the application of Accounting Standards Codification (“ASC”) Topic 810, “Consolidations” (“ASC 810”) which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of operations, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions. Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination and identification of associated goodwill and intangible assets, (ii) fair value of derivative instruments, (iii) accruals and contingent liabilities, (iv) allowance for doubtful accounts, (v) assumptions used to evaluate goodwill, property and equipment and intangibles for impairment, (vi) environmental and asset retirement obligation provisions, (vii) cost of sales accrual, and (viii) weighted average discount rate used in lease accounting. Although the Partnership believes these estimates are reasonable, actual results could differ from these estimates.

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

The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2019 and 2018, substantially all of the Partnership’s accounts receivable were classified as current assets and there were no non-standard payment terms.

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

Inventories consisted of the following at December 31 (in thousands):

	2019	2018
Distillates: home heating oil, diesel and kerosene	$222,202	$173,403
Gasoline	120,958	93,534
Gasoline blendstocks	39,702	52,195
Crude oil	16,018	21,325
Residual oil	26,521	21,054
Propane and other	1,356	1,447
Renewable identification numbers (RINs)	1,329	1,034
Convenience store inventory	22,396	22,450
Total	$450,482	$386,442

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third‑party suppliers, whereby it may draw inventory from these other suppliers (see Revenue

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $9.2 million and $3.8 million at December 31, 2019 and 2018, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $17.6 million and $14.9 million at December 31, 2019 and 2018, respectively. Exchange transactions are valued using current carrying costs.

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

Intangibles

Intangibles are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed over the estimated economic useful lives of the respective intangible assets, ranging from 3 to 20 years.

Goodwill and Long-Lived Asset Impairment

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Partnership has concluded that its operating segments are also its reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with the Partnership’s disposition activities of Gasoline Distribution and Station Operation (“GDSO”) sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under ASC 805. The GDSO reporting unit’s goodwill that was derecognized related to the disposition of sites that met the definition of a business was $2.9 million,  $3.9 million and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively (see Note 7).

All of the Partnership’s goodwill is allocated to the GDSO segment. During 2019, 2018 and 2017, the Partnership completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro‑economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on the Partnership’s assessment, no impairment was identified.

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

The Partnership recognized an impairment charge of $2.0 million, $0.4 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, relating to long-lived assets at certain gasoline stations and convenience stores. These assets are allocated to the GDSO segment, and the respective impairment is included in goodwill and long-lived asset impairment in the accompanying consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.

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

The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. See Notes 14 and 23.

.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long‑lived assets that result from the acquisition, construction, development or operation of long‑lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs. The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory requirements for UST removal or policy. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Partnership had approximately $8.0 million and $8.8 million in total asset retirement obligations at

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2019 and 2018, respectively, which are included in other long‑term liabilities in the accompanying consolidated balance sheets.

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

The Partnership is also the lessor party to various lease arrangements with various expiration dates, including the leasing of gasoline stations and certain equipment to third-party station operators and cobranding lease agreements for certain space within the Partnership’s gasoline stations and convenience stores.

In addition, the Partnership is party to three master unitary lease agreements in connection with (i) the June 2015 acquisition of retail gasoline stations from Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the June 2016 sale of real property assets at 30 gasoline stations and convenience stores that did not meet the criteria for sale accounting. These transactions continue to be accounted for as financing obligations (see Note 8) upon transition to ASC 842, “Leases,” which the Partnership adopted on January 1, 2019.

Accounting and reporting guidance for leases requires that leases be evaluated and classified as either operating or finance leases by the lessee and as either operating, sales-type or direct financing leases by the lessor. The Partnership’s operating leases are included in right-of-use (“ROU”) assets, lease liability-current portion and long-term lease liability-less current portion in the accompanying consolidated balance sheets.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership’s leases have contracted terms as follows:

Gasoline station and convenience store leases	1-20	years
Terminal lease arrangements	1-5	years
Dedicated storage facility leases	1-5	years
Barge and railcar equipment leases	1-10	years
Office space leases	1-12	years
Computer equipment, convenience store equipment and automobile leases	1-5	years

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

Lease Exit Termination Gain

In December 2016, the Partnership voluntarily terminated early a sublease with a counterparty for 1,610 railcars that were underutilized due to unfavorable market conditions in the crude oil by rail market. Separately, the Partnership entered into a fleet management services agreement (effective January 1, 2017) (the “Services Agreement”) with the counterparty, pursuant to which the Partnership would provide railcar storage, freight, insurance and other services on behalf of the counterparty.

During each of 2019 and 2018, the Partnership was released from certain of its obligations under the Services Agreement, which resulted in a reduction of the remaining accrued incremental costs of $0.5 million and $3.5 million for the years ended December 31, 2019 and 2018, respectively, which benefit is included in lease exit and termination gain in the accompanying statements of operations.  The remaining accrued incremental costs were $1.3 million at December 31, 2019.

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

Trustee Taxes

The Partnership collects trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. Examples of trustee taxes include, among other things, motor fuel excise tax and sales and use tax. As such, it is the Partnership’s policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities. See Note 12 for additional information.

The Partnership may be subject to audits of its state and federal tax returns prepared for trustee taxes. Historically, any tax adjustments from such audits have been deemed immaterial by the Partnership and have been included in cost of sales. In November of 2017, the Partnership received an assessment from a state taxing authority in connection with its audit of the Partnership’s fuel and sales tax returns for the periods from December 2008 through August 2013 (the “Audit”). In February of 2018, the Partnership agreed to administratively close the Audit, and, as a result, recognized a loss on trustee taxes of $16.2 million during the fourth quarter of 2017, which is included in (gain) loss on trustee taxes in the accompanying consolidated statements of operations for the year ended December 31, 2017. The loss on trustee taxes consists of both tax and interest, with no penalties being assessed. Although the Audit has been administratively closed, the Partnership has the right to seek recovery of the payment of the trustee tax. While the Partnership believes it has meritorious arguments and defenses to recover a majority of the tax and interest assessed, the Partnership cannot be certain of such outcome.

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, the Partnership recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011. Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 the Partnership determined that the liability was no longer required. The liability had historically been included in trustee taxes in the accompanying consolidated balance sheets. The recognition of this one-time income item, which is included in (gain) loss on trustee taxes in the accompanying consolidated statements of operations for the year ended December 31, 2018, did not impact cash flows from operations for the year ended December 31, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

One of the Partnership’s wholly owned subsidiaries, GMG, is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG. The after‑tax earnings of GMG are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for GMG. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. See Note 13.

Concentration of Risk

Financial instruments that potentially subject the Partnership to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, firm commitments and, under certain circumstances, futures contracts, forward fixed price contracts, options and swap agreements which may be used to hedge commodity and interest rate risks. The Partnership provides credit in the normal course of its business. The Partnership performs ongoing credit evaluations of its customers and provides for credit losses based on specific information and historical trends. Credit risk on trade receivables is minimized as a result of the Partnership’s large customer base. Losses have historically been within management’s expectations. See Note 9 for a discussion regarding risk of credit loss related to futures contracts, forward fixed price contracts, options and swap agreements. The Partnership’s wholesale and commercial customers of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane are located primarily in the Northeast. The Partnership’s retail gasoline stations and directly operated convenience stores are also located primarily in the Northeast.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the years ended December 31:

	2019	2018	2017
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	75%	74%	65%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	21%	22%	26%
Crude oil sales and crude oil logistics revenue	1%	1%	5%
Convenience store sales, rental income and sundries	3%	3%	4%
Total	100%	100%	100%

The following table presents the Partnership’s product margin (product sales minus product costs) by segment as a percentage of the consolidated product margin for the years ended December 31:

	2019	2018	2017
Wholesale segment	16%	19%	23%
Gasoline Distribution and Station Operations segment	80%	78%	74%
Commercial segment	4%	3%	3%
Total	100%	100%	100%

See Note 21, “Segment Reporting,” for additional information on the Partnership’s operating segments.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Accounted for as Hedges – The Partnership utilizes fair value hedges to hedge commodity price risk and interest rate risk.

Derivatives designated as fair value hedges are used to hedge price risk in commodity inventories and principally include exchange-traded futures contracts that are entered into in the ordinary course of business. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting change in fair value on the hedged item of the risk being hedged. Gains and losses related to fair value hedges are recognized in the consolidated statements of operations through cost of sales. These futures contracts are settled on a daily basis by the Partnership through brokerage margin accounts.

Derivatives Not Accounted for as Hedges – The Partnership utilizes petroleum and ethanol commodity contracts and foreign currency derivatives to hedge price and currency risk in certain commodity inventories and physical forward contracts.

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

See Note 9, “Derivative Financial Instruments,” for additional information.

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

Please see Note 10, “Fair Value Measurements,” for additional information.

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

Common units outstanding as reported in the accompanying consolidated financial statements at December 31,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019 and 2018 excludes 128,170 and 244,128 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 17). These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For the years ended December 31, 2019 and 2018, the Series A Preferred Units (as defined in Note 18)  are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to Series A preferred unitholders) for purposes of computing net income per common limited partner unit for the years presented (in thousands, except per unit data):

	Year Ended December 31, 2019
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$35,867	$34,488	$1,379	$—
Declared distribution	$71,988	$70,372	$477	$1,139
Assumed allocation of undistributed net loss	(36,121)	(35,884)	(237)	—
Assumed allocation of net income	$35,867	$34,488	$240	$1,139
Less net income attributable to Series A preferred limited partners		6,728
Net income attributable to common limited partners		$27,760
Denominator:
Basic weighted average common units outstanding		33,810
Dilutive effect of phantom units		529
Diluted weighted average common units outstanding		34,339
Basic net income per common limited partner unit		$0.82
Diluted net income per common limited partner unit		$0.81

	Year Ended December 31, 2018
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$103,905	$102,872	$1,033	$—
Declared distribution	$65,794	$65,019	$439	$336
Assumed allocation of undistributed net income	38,111	37,853	258	—
Assumed allocation of net income	$103,905	$102,872	$697	$336
Less net income attributable to Series A preferred limited partners		2,691
Net income attributable to common limited partners		$100,181

Denominator:
Basic weighted average common units outstanding		33,701
Dilutive effect of phantom units		271
Diluted weighted average common units outstanding		33,972
Basic net income per common limited partner unit		$2.97
Diluted net income per common limited partner unit		$2.95

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2017
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$58,752	$58,358	$394	$—
Declared distribution	$63,316	$62,892	$424	$—
Assumed allocation of undistributed net loss	(4,564)	(4,534)	(30)	—
Assumed allocation of net income	$58,752	$58,358	$394	$—
Denominator:
Basic weighted average common units outstanding		33,589
Dilutive effect of phantom units		45
Diluted weighted average common units outstanding		33,634
Basic net income per common limited partner unit		$1.74
Diluted net income per common limited partner unit		$1.74

The board of directors of the General Partner declared the following quarterly cash distributions on its common units for the four quarters ended December 31, 2019:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 29, 2019	$0.5100	March 31, 2019
July 26, 2019	$0.5150	June 30, 2019
October 25, 2019	$0.5200	September 30, 2019
January 27, 2020	$0.5250	December 31, 2019

The board of directors of the General Partner declared the following quarterly cash distributions on its Series A Preferred Units earned during 2019:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
January 22, 2019	$0.609375	November 15, 2018 - February 14, 2019
April 19, 2019	$0.609375	February 15, 2019 - May 14, 2019
July 22, 2019	$0.609375	May 15, 2019 - August 14, 2019
October 22, 2019	$0.609375	August 15, 2019 - November 14, 2019
January 21, 2020	$0.609375	November 15, 2019 - February 14, 2020

See Note 18, “Partners’ Equity, Allocations and Cash Distributions” for further information.

Accounting Standards or Updates Recently Adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” This standard expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Partnership adopted this standard on January 1, 2019 with no material impact on the Partnership’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” and has modified the standard thereafter through a series of amendments, now codified as ASC 842. ASC 842 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lessor accounting, however lessor accounting under the new standard is substantially unchanged. The Partnership adopted this standard on January 1, 2019 using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Partnership has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Partnership to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. The Partnership made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. The Partnership has conducted analyses, conducted detailed contract reviews, considered expanded disclosure requirements, assessed internal control impacts and implemented a new lease accounting system as part of evaluating the impacts of ASU 2016-02 and adopting the accounting guidance. See above for the Partnership’s policy on leases and Note 3 for the required disclosures under ASC 842.

Accounting Standards or Updates Not Yet Effective

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license. This standard is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. This guidance may be adopted either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Partnership is assessing the impact this standard will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. This standard is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Partnership does not expect this standard will have a material effect on its consolidated financial statements.

Note 3. Leases

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

The adoption of ASC 842 resulted in the recognition of ROU assets and lease liabilities of approximately $330.8 million and $340.8 million, respectively, as of January 1, 2019. The difference between ROU asset and lease liabilities of $10.0 million is primarily associated with amounts previously recognized on the Partnership’s consolidated balance sheet under ASC 840 and is recognized net within ROU assets under ASC 842. The standard did not materially

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact the Partnership’s consolidated statement of operations or its consolidated statement of cash flows for the year ended December 31, 2019. See Note 2 for the Partnership’s lease policy and below for the required disclosures under ASC 842.

The following table presents supplemental balance sheet information related to leases at December 31, 2019 (in thousands):

Assets:	Balance Sheet Location
ROU assets - operating	Right-of-use assets, net	$296,746

Liabilities:
Current lease liability - operating	Lease liability - current portion	$68,160
Noncurrent lease liability - operating	Lease liability - less current portion	239,349
Total lease liability		$307,509

Lessee Lease Arrangements

The following table presents the components of lease cost for the year ended December 31, 2019 (in thousands):

Statement of operations location:
Cost of sales (a)	$57,369
Selling, general and administrative expenses	3,094
Operating expenses (b)	50,904
Total lease cost	$111,367

(a)	Includes short-term lease costs of $2.5 million.
(b)	Includes variable lease cost of $6.7 million and short-term leases costs which were immaterial.

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

The future minimum lease payments to be paid under operating leases in effect and included in the calculation of lease liabilities at December 31, 2019 were as follows (in thousands):

2020	$86,156
2021	78,729
2022	54,672
2023	43,501
2024	31,983
Thereafter	85,788
Total lease payments	380,829
Less imputed interest	73,320
Total lease liabilities	$307,509
Current portion	$68,160
Long-term portion	239,349
Total lease liabilities	$307,509

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum lease payments include $19.7 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $2.3 million in lease payments that were not fixed at lease commencement or lease modification and $1.3 million related to minimum lease payments for leases that are less than one year.

Lessor Lease Arrangements

The following table presents the components of lease revenue for the year ended December 31, 2019 (in thousands):

Statement of operations location:
Sales (a)(b)	$74,184

(a)	Lease revenue includes sub-lessor rental income from leased properties of $38.3 million for the year ended December 31, 2019, where the Partnership is the lessee of the property.
(b)	Includes variable lease revenue of $6.4 million for the year ended December 31, 2019 and short-term lease revenue which was immaterial for the year ended December 31, 2019.

The future minimum lease payments to be received under operating leases in effect at December 31, 2019 were as follows (in thousands):

2020	$63,012
2021	35,984
2022	19,787
2023	6,547
2024	4,445
Thereafter	11,114
Total	$140,889

Supplemental Information Related to Lease Arrangements

The following table presents supplemental information related to leases as of and for the year ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities	$105,366
Right-of-use assets obtained in exchange for new lease liabilities	$54,313
Weighted average remaining non-cancellable lease term	6.0 years
Weighted average discount rate as of December 31, 2019	6.65%

Note 4. Revenue from Contracts with Customers

On January 1, 2018, the Partnership adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606 while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historic accounting under ASC 605, “Revenue Recognition,” (“ASC 605”). See Note 2 for the Partnership’s revenue recognition policy and below for the required disclosures under ASC 606.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Year Ended December 31, 2019
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$1,681,426	$3,806,892	$794,082	$6,282,400
Station operations	—	394,679	—	394,679
Total revenue from contracts with customers	1,681,426	4,201,571	794,082	6,677,079
Other sales:
Revenue originating as physical forward contracts and exchanges	5,746,338	—	584,129	6,330,467
Revenue from leases	2,102	72,082	—	74,184
Total other sales	5,748,440	72,082	584,129	6,404,651
Total sales	$7,429,866	$4,273,653	$1,378,211	$13,081,730

	Year Ended December 31, 2018
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$1,580,156	$4,081,498	$769,271	$6,430,925
Station operations	—	355,656	—	355,656
Total revenue from contracts with customers	1,580,156	4,437,154	769,271	6,786,581
Other sales:
Revenue originating as physical forward contracts and exchanges	5,308,613	—	503,832	5,812,445
Revenue from leases	2,021	71,555	—	73,576
Total other sales	5,310,634	71,555	503,832	5,886,021
Total sales	$6,890,790	$4,508,709	$1,273,103	$12,672,602

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

Revenue from Leases—The Partnership has rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of the Partnership’s terminals. This income was recognized under ASC 842 for the year ended December 31, 2019 and under ASC 840, “Leases,” for the years ended December 31, 2018 and 2017.

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

The nature of the receivables related to revenue from contracts with customers and other revenue, as well as contract assets, are the same, given they are related to the same customers and have the same risk profile and securitization. The Partnership had no significant contract liabilities at both December 31, 2019 and 2018. Payment terms on invoiced amounts are typically 2 to 30 days.

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Goodwill and Intangible Assets

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Total
Balance at December 31, 2018	$327,406
Dispositions (1)	(2,932)
Balance at December 31, 2019	$324,474

(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets (see Note 7).

Intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets	Period
At December 31, 2019
Intangible assets subject to amortization:
Terminalling services	$26,365	$(16,429)	$9,936	20 years
Customer relationships	43,986	(41,630)	2,356	2-15 years
Supply contracts	87,578	(54,655)	32,923	5-15 years
Other intangible assets	5,195	(3,645)	1,550	3-20 years
Total intangible assets	$163,124	$(116,359)	$46,765
At December 31, 2018
Intangible assets subject to amortization:
Terminalling services	$26,365	$(15,093)	$11,272	20 years
Customer relationships	43,986	(41,195)	2,791	2-15 years
Supply contracts	87,578	(46,430)	41,148	5-15 years
Other intangible assets	8,575	(5,254)	3,321	1-20 years
Total intangible assets	$166,504	$(107,972)	$58,532

The aggregate amortization expense was approximately $11.4 million, $11.0 million and $9.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, the Partnership recognized amortization expense related to leasehold interests of $0, $0.3 million and $0.6 million in 2019, 2018 and 2017, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2020	$10,839
2021	10,434
2022	7,199
2023	6,768
2024	5,103
Thereafter	6,422
Total intangible assets	$46,765

Note 6. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2019	2018
Buildings and improvements	$1,196,502	$1,126,645
Land	452,104	456,334
Fixtures and equipment	46,848	44,479
Idle plant assets	30,500	30,500
Construction in process	27,951	37,636
Capitalized internal use software	33,502	32,127
Total property and equipment	1,787,407	1,727,721
Less accumulated depreciation	682,544	595,089
Total	$1,104,863	$1,132,632

Property and equipment includes assets held for sale of  $4.6 million and $8.1 million at December 31, 2019 and 2018, respectively.

At December 31, 2019, the Partnership had a $44.5 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at December 31, 2019 and 2018.

If the Partnership is unable to generate cash flows to support the recoverability of the plant and facility assets, this may become an indicator of potential impairment of the West Coast facility. The Partnership believes these assets are recoverable but continues to monitor the market for ethanol, the continued business development of this facility for ethanol or other product transloading, and the related impact this may have on the facility’s operating cash flows and whether this would constitute an impairment indicator.

Construction in process in 2019 included $23.1 million in costs related to the Partnership’s gasoline stations and $4.8 million in costs related to the Partnership’s terminals.

Construction in process in 2018 included  $28.0 million in costs related to the Partnership’s gasoline stations and $9.6 million in costs related to the Partnership’s terminals.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation

Depreciation expense allocated to cost of sales was approximately $87.9 million, $86.9 million and  $88.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Depreciation expense allocated to selling, general and administrative expenses was approximately $8.8 million, $9.0 million and $7.9 million for the years ended December 31, 2019, 2018 and 2017,  respectively.

Note 7. Sale and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the years ended December 31 (in thousands):

	2019	2018	2017
Sale of natural gas brokerage and electricity businesses	$—	$—	$(14,172)
Periodic divestiture of gasoline stations	(2,481)	(263)	818
Strategic asset divestiture program - Real estate firm coordinated sale	(2,046)	995	1,603
Loss on assets held for sale	1,660	4,650	9,988
Other	137	498	139
Total	$(2,730)	$5,880	$(1,624)

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

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations. The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a  (gain) loss of ($2.5 million), ($0.3 million) and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Real Estate Firm Coordinated Sales—The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites. The Partnership sold 16 sites during the year ended December 31, 2019. The Partnership recognized a  gain of ($2.0 million) on the sales of these sites for the year ended December 31, 2019, including the derecognition of $2.9 million of GDSO goodwill.

The Partnership recognized losses of $1.0 million and $1.6 million on the sales of sites for the years ended

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2018 and 2017, respectively, including the derecognition of $3.9 million and $4.0 million of GDSO goodwill for these respective periods.

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

The Partnership classified 7 sites as held for sale at December 31, 2019 associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales discussed above. The Partnership recorded impairment charges related to these assets held for sale in the amount of $1.7 million for the year ended December 31, 2019.

The Partnership recorded impairment charges related to assets held for sale associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales in the amount of $4.7 million and $10.0 million for the years ended December 31, 2018 and 2017, respectively.

Assets held for sale of $4.6 million and $8.1 million at December 31, 2019 and 2018, respectively, are included in property and equipment in the accompanying consolidated balance sheets. Assets held for sale are expected to be sold within the next 12 months.

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

Note 8. Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.3 billion senior secured credit facility (the “Credit Agreement”). The Credit Agreement matures on April 29, 2022.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the Credit Agreement). Borrowings under the revolving credit facility bear interest at (1) the Eurocurrency rate plus 1.75% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.75%, or (3) the base rate plus 0.75% to 1.75%, each depending on the Combined Total Leverage Ratio (as defined in the Credit Agreement).

The average interest rates for the Credit Agreement were 4.3%, 4.0% and 3.7% for the years ended December 31, 2019, 2018 and 2017, respectively.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.35% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at December 31, 2019, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $175.0 million over the next twelve months and, therefore, classified $148.9 million as the current portion at December 31, 2019, representing the amount the Partnership expects to pay down over the next twelve months. The long-term portion of the working capital revolving credit facility was $175.0 million and $150.0 million at December 31, 2019 and 2018, respectively, and the current portion was $148.9 million and $103.3 million at December 31, 2019 and 2018, respectively. The increase in total borrowings under the working capital revolving credit facility of $70.6 million from December 31, 2018 was primarily due to higher prices.

As of December 31, 2019, the Partnership had total borrowings outstanding under the Credit Agreement of $516.6 million, including $192.7 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $123.2 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $660.2 million and $770.7 million at December 31, 2019 and 2018, respectively.

The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership’s wholly-owned subsidiaries and is guaranteed by the Partnership and its subsidiaries, Bursaw Oil LLC, Global Partners

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Energy Canada ULC, Warex Terminals Corporation, Drake Petroleum Company, Inc., Puritan Oil Company, Inc. and Maryland Oil Company, Inc.

The Credit Agreement imposes certain requirements on the borrowers including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Credit Agreement) would occur as a result thereof, and certain limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s businesses or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, or sale-leaseback transaction or purchase of assets.

The Credit Agreement also includes certain baskets, including: (i) a $25.0 million general secured indebtedness basket, (ii)  a $25.0 million general investment basket, (iii) a $75.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the Credit Agreement), (iv) a Sale/Leaseback Transaction (as defined in the Credit Agreement) basket of $100.0 million, and (v) a basket of $50.0 million in an aggregate amount for the purchase of common units of the Partnership, provided that no Event of Default exists or would occur immediately following such purchase(s).

In addition, the Credit Agreement provides the ability for the borrowers to repay certain junior indebtedness, subject to a $100.0 million cap, so long as no Event of Default has occurred or will exist immediately after making such repayment.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2019. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement). In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2019, the Partnership capitalized additional financing fees of $13.5 million, consisting of $7.4 million in connection with the issuance of the 2027 Notes and $6.1 million in connection with the amendment to the Credit Agreement (discussed below). The Partnership had unamortized deferred financing fees of $18.0 million and $10.5 million at December 31, 2019 and 2018, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $7.8 million and $5.5 million at December 31, 2019 and 2018, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $9.5 million and $4.2 million at December 31, 2019 and 2018, respectively. Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.7 million and $0.8 million at December 31, 2019 and 2018, respectively.

On April 19, 2019, the Partnership entered into the Third Amendment to Third Amended and Restated Credit Agreement which, among other things, extended the maturity date from April 30, 2020 to April 29, 2022 and reduced by 0.25% the applicable rate under the existing revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit. As a result, the Partnership incurred expenses of approximately $0.2 million associated with the write-off of a portion of the related deferred financing fees. These

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses are included in interest expense in the accompanying consolidated statement of operations for year ended December 31, 2019.

On April 25, 2017, the Partnership entered into a Third Amended and Restated Credit Agreement, a facility that extended the maturity date and reduced the total commitment. As a result, the Partnership incurred expenses of approximately $0.6 million associated with the write-off of a portion of the related deferred financing fees. These expenses are included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2017.

Amortization expense of approximately $5.0 million, $5.4 million and $5.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the years ended December 31 (in thousands):

	2019	2018	2017
Borrowings from working capital revolving credit facility	$1,758,700	$2,002,700	$1,311,700
Payments on working capital revolving credit facility	(1,688,100)	(1,976,100)	(1,509,600)
Net borrowings from (payments on) working capital revolving credit facility	$70,600	$26,600	$(197,900)
Borrowings from revolving credit facility	$—	$166,000	$36,300
Payments on revolving credit facility	(27,300)	(142,000)	(57,000)
Net (payments on) borrowings from revolving credit facility	$(27,300)	$24,000	$(20,700)

Senior Notes

7.00% Senior Notes Due 2027

On July 31, 2019, the Issuers issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 to the 2027 Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act. The Partnership used the net proceeds from the offering to fund the repurchase of the 2022 Notes in a tender offer and to repay a portion of the borrowings outstanding under its Credit Agreement. The redemption of the 2022 Notes occurred on August 30, 2019.

As a result of the repurchase of the 2022 Notes, the Partnership recorded a $13.1 million loss from early extinguishment of debt for the year ended December 31, 2019, consisting of a $6.9 million cash call premium and a $6.2 million non-cash write-off of remaining unamortized original issue discount and deferred financing fees.

2027 Notes Indenture

In connection with the private placement of the 2027 Notes on July 31, 2019, the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, entered into an indenture (the “2027 Notes Indenture”).

The 2027 Notes will mature on August 1, 2027 with interest accruing at a rate of 7.00% per annum and payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2020. The 2027 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

set forth in the 2027 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2027 Notes may declare the 2027 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the 2027 Notes to become due and payable.

Prior to August 1, 2022, the Issuers have the option to redeem up to 35% of the 2027 Notes in an amount not greater than the net cash proceeds of certain equity offerings at a redemption price (expressed as a percentage of principal amount) of 107% plus accrued and unpaid interest, if any. The Issuers have the option to redeem the 2027 Notes, in whole or in part, at any time on or after August 1, 2022, at the redemption prices of 103.500% for the twelve-month period beginning on August 1, 2022, 102.333% for the twelve-month period beginning August 1, 2023, 101.167% for the twelve-month period beginning August 1, 2024, and 100% beginning on August 1, 2025 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, before August 1, 2022, the Issuers may redeem all or any part of the 2027 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2027 Notes may require the Issuers to repurchase the 2027 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2027 Notes Indenture) at the prices and on the terms specified in the 2027 Notes Indenture.

The 2027 Notes Indenture contains covenants that will limit the Partnership’s ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by its subsidiaries, create liens, sell assets or merge with other entities. Events of default under the 2027 Notes Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 2027 Notes, (ii) breach of the Partnership’s covenants under the 2027 Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of the Partnership or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

2027 Notes Registration Rights Agreement

On July 31, 2019, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “2027 Notes Registration Rights Agreement”) with the 2027 Notes Initial Purchasers in connection with the Issuers’ private placement of the 2027 Notes. Under the 2027 Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 2027 Notes for an issue of notes with terms identical to the 2027 Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 2027 Notes Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by September 23, 2020. The exchange offer was completed on February 18, 2020, and 100% of the 2027 Notes were exchanged for SEC-registered notes.

7.00% Senior Notes Due 2023

On June 1, 2015, the Issuers entered into a Purchase Agreement with the Initial Purchasers (as defined therein) (the “2023 Notes Initial Purchasers”) pursuant to which the Issuers agreed to sell $300.0 million aggregate principal amount of the Issuers’ 7.00% senior notes due 2023 (the “2023 Notes”) to the 2023 Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act. The 2023 Notes were resold by the 2023 Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outside the United States pursuant to Regulation S under the Securities Act.

2023 Notes Indenture

In connection with the private placement of the 2023 Notes on June 4, 2015 the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, entered into an indenture (the “2023 Notes Indenture”).

The 2023 Notes will mature on June 15, 2023 with interest accruing at a rate of 7.00% per annum and payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2015. The 2023 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2023 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2023 Notes may declare the 2023 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the 2023 Notes to become due and payable.

The Issuers have the option to redeem the 2023 Notes, in whole or in part, at the redemption prices of 103.500% for the twelve-month period beginning June 15, 2019, 101.750% for the twelve-month period beginning June 15, 2020, and 100.0% beginning June 15, 2021 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the 2023 Notes may require the Issuers to repurchase the 2023 Notes following certain asset sales or a Change of Control (as defined in the 2023 Notes Indenture) at the prices and on the terms specified in the 2023 Notes Indenture.

The 2023 Notes Indenture contains covenants that will limit the Partnership’s ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by its subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities. Events of default under the 2023 Notes Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 2023 Notes, (ii) breach of the Partnership’s covenants under the 2023 Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of the Partnership or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”). In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of approximately $9.3 million, $9.4 million and $9.6 million was recorded for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in interest expense in the accompanying consolidated statements of operations. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $9.9 million, $9.7 million and $9.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The financing obligation balance outstanding at December 31, 2019 was $87.0 million

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the Capitol acquisition.

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

The sale did not meet the criteria for sale accounting as of December 31, 2019 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2019.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated. The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.4 million for each of the years ended December 31, 2019, 2018 and 2017, and lease rental payments were $4.6 million, $4.5 million and $4.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The financing obligation balance outstanding at December 31, 2019 was $62.3 million associated with the Sale-Leaseback Transaction.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Derivative Financial Instruments

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at December 31, 2019:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	51,838	Thousands of barrels
Short	(55,869)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	9,237	Thousands of barrels
Short	(6,934)	Thousands of barrels

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
	Recognized in Income on
	Derivatives	2019	2018	2017
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$10,640	$5,566	$26,118

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(10,532)	$(9,686)	$(23,247)

Cash Flow Hedges

The Partnership had no cash flow hedges in 2019. The Partnership’s cash flow hedges in 2018 and 2017 primarily included one interest rate swap which became effective on October 2, 2013 and expired on October 2, 2018 and was used to hedge the variability in cash flows in monthly interest payments due to changes in the one month LIBOR swap curve with respect to $100.0 million of one month LIBOR based borrowings on the credit facility at a fixed rate of 1.819%.

The amount of gain (loss) recognized in other comprehensive income as effective for derivatives designated in cash flow hedging relationships was $0.1 million and $1.0 million for the years ended December 31, 2018 and 2017. The

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for each of the years ended December 31, 2018 and 2017.

Derivatives Not Accounted for as Hedges

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
Derivatives not designated as	Recognized in
hedging instruments	Income on Derivatives	2019	2018	2017
Commodity contracts	Cost of sales	$14,528	$3,783	$9,502

Commodity Contracts and Other Derivative Activity

The Partnership’s commodity contracts and other derivative activity include: (i) exchange-traded derivative contracts that are hedges against inventory and either do not qualify for hedge accounting or are not designated in a hedge accounting relationship, (ii) exchange-traded derivative contracts used to economically hedge physical forward contracts, (iii) financial forward and OTC swap agreements used to economically hedge physical forward contracts and (iv) the derivative instruments under the Partnership’s controlled trading program. The Partnership does not take the normal purchase and sale exemption available under ASC 815 for any of its physical forward contracts.

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at December 31, 2019 and 2018 (in thousands):

		December 31, 2019
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$31,645	$31,645
Forward derivative contracts (1)	Derivative assets	—	4,564	4,564
Total asset derivatives		$—	$36,209	$36,209

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(3,838)	$(26,354)	$(30,192)
Forward derivative contracts (1)	Derivative liabilities	—	(12,698)	(12,698)
Total liability derivatives		$(3,838)	$(39,052)	$(42,890)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2018
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$5,121	$120,992	$126,113
Forward derivative contracts (1)	Derivative assets	—	26,390	26,390
Total asset derivatives		$5,121	$147,382	$152,503

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(42,496)	$(42,496)
Forward derivative contracts (1)	Derivative liabilities	—	(4,494)	(4,494)
Total liability derivatives		$—	$(46,990)	$(46,990)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Note 10. Fair Value Measurements

Recurring Fair Value Measures

Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables present, by level within the fair value hierarchy, the Partnership’s financial

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Fair Value at December 31, 2019
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$4,002	$562	$—	$4,564
Exchange-traded/cleared derivative instruments (2)	1,453	—	—	33,013	34,466
Pension plans	17,099	—	—	—	17,099
Total assets	$18,552	$4,002	$562	$33,013	$56,129

Liabilities:
Forward derivative contracts (1)	$—	$(12,112)	$(586)	$—	$(12,698)

	Fair Value at December 31, 2018
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$25,504	$886	$—	$26,390
Exchange-traded/cleared derivative instruments (2)	83,617	—	—	(68,851)	14,766
Pension plans	15,800	—	—	—	15,800
Total assets	$99,417	$25,504	$886	$(68,851)	$56,956

Liabilities:
Forward derivative contracts (1)	$—	$(3,878)	$(616)	$—	$(4,494)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data. Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches. The fair value of the Level 2 interest rate instruments was derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements using expected cash flow models. The Partnership has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2019 and 2018.

The Partnership estimates the fair values of its senior notes using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs. The fair values of the senior notes, estimated by observing market trading prices of the respective senior notes, were as follows at December 31 (in thousands):

	2019		2018
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% senior notes due 2022	$—	$—	$375,000	$363,750
7.00% senior notes due 2023	$300,000	$309,000	$300,000	$294,000
7.00% senior notes due 2027	$400,000	$423,000	$—	$—

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity. The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants. The estimates for these inputs for crude oil were ($4.95)  to ($3.25) per barrel and ($3.25) to $2.00 per barrel as of December 31, 2019 and 2018, respectively. The estimates for these inputs for propane were $0.84 to $15.54 per barrel and $0.84 to $10.50 per barrel as of December 31, 2019 and 2018, respectively. Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 9.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at December 31 (in thousands):

Fair value at December 31, 2018	$270
Derivatives entered into during the period	502
Derivatives sold during the period	(467)
Realized gains (losses) recorded in cost of sales	(241)
Unrealized gains (losses) recorded in cost of sales	(88)
Fair value at December 31, 2019	$(24)

The Partnership’s policy is to recognize transfers between levels with the fair value hierarchy as of the beginning of the reporting period. The Partnership also excludes any activity for derivative instruments that were not classified as Level 3 at either the beginning or end of the reporting period.

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 2 for a discussion of the Partnership’s losses on impairment of assets, Note 7 for assets held for sale and Note 20 for acquired assets and liabilities measured on a non-recurring basis.

Note 11. Commitments and Contingencies

The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

Purchase Commitments

The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of December 31, 2019, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2019 (in thousands of gallons):

2020	418,738
2021	351,900
2022	231,300
2023	187,200
2024	177,400
Thereafter	142,100
Total	1,508,638

Brand Fee Agreement

The Partnership entered into a brand fee agreement with ExxonMobil Corporation (“ExxonMobil”) which entitles the Partnership to operate retail gasoline stations under the Mobil‑branded trade name and related trade logos.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the gasoline stations acquired from ExxonMobil in 2010, are due on a monthly basis. The following provides total future minimum payments under the agreement with non‑cancellable terms of one year or more at December 31, 2019 (in thousands):

2020	$9,000
2021	9,000
2022	9,000
2023	9,000
2024	9,000
Thereafter	4,500
Total	$49,500

Total expenses reflected in cost of sales related to this agreement were approximately $9.0 million for each of the years ended December 31, 2019, 2018 and 2017.

Other Commitments

In June 2014, the Partnership entered into a pipeline connection agreement with Meadowlark Midstream Company, LLC (“Meadowlark”) whereby Meadowlark would construct, own, operate and maintain a crude oil pipeline from its Divide County, North Dakota crude oil station to the Partnership’s Basin Transload crude oil storage facility in Columbus, North Dakota. In connection with the agreement, the Partnership was committed to a minimum take-or-pay throughput commitment of approximately $55.0 million over a seven–year period beginning after the commissioning of the pipeline which occurred in December of 2015. At December 31, 2019, the remaining commitment on the take-or-pay commitment was approximately $25.0 million.

In May 2014, the Partnership entered into a pipeline connection agreement with Tesoro High Plains Pipeline Company (“Tesoro High Plains”) whereby Tesoro High Plains would design, engineer, construct and place in service improvements on its pipeline system that will expand its capacity to ship crude oil from points in Dunn and McKenzie Counties, North Dakota to Ramberg Station/Beaver Lodge destination point in Williams County, North Dakota. In connection with this agreement, the Partnership was committed to a minimum take-or-pay throughput commitment of approximately $36.4 million over a seven–year period beginning September 1, 2014. At December 31, 2019, the remaining commitment on the take-or-pay commitment, including a quarterly take-or-pay of $1.5 million, was approximately $9.9 million.

In April 2014, Basin Transload, of which the Partnership owns a 60% membership interest, entered into a pipeline connection agreement with Tesoro Logistics (“Tesoro”) whereby Tesoro would build, own and operate a four‑mile pipeline lateral from its existing block gate valve in Mercer Country, North Dakota to the Partnership’s Beulah Rail Facility near Beulah, North Dakota. In connection with this agreement, Basin Transload was committed to a minimum take-or-pay throughput commitment of approximately $14.6 million over a five‑year period beginning after the commissioning of the pipeline, which occurred in January 2015. During the third quarter of 2017, this agreement was accelerated by Tesoro due to a lack of crude oil movement through the pipeline, and the Partnership recorded a $13.1 million expense. In October 2017, the Partnership paid the $13.1 million to Tesoro associated with the acceleration and corresponding termination of this agreement. At December 31, 2019, the remaining commitment on the take-or-pay commitment was $0.

In February 2013, the Partnership assumed natural gas transportation and reservation agreements, which have various expiration dates, with Northwest Natural Gas Company (“NW Natural Gas”) and the Northwest Pipeline system (“NW Pipeline”) whereby NW Natural Gas and NW Pipeline provide the Partnership with the transportation and reservation of firm natural gas delivered to the Partnership’s Oregon facility. At December 31, 2019, the remaining commitment on the transportation and reservation agreements over the next five years was approximately $6.1 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2013, the Partnership assumed access right agreements with the Port of Columbia County (formerly known as Port of St. Helens) for access rights to the rail spur and dock located at the Partnership’s Oregon facility. The total expense under these agreements amounted to approximately $0.9 million, $0.9 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, the remaining ratable commitment on these access right agreements, with expirations through 2066, was approximately $27.1 million.

Operating Leases

Please see Note 3 for a discussion of the Partnership’s operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.

Environmental Liabilities

Please see Note 14 for a discussion of the Partnership’s environmental liabilities.

Legal Proceedings

Please see Note 23 for a discussion of the Partnership’s legal proceedings.

Note 12. Trustee Taxes and Accrued Expenses and Other Current Liabilities

Trustee Taxes

The Partnership had trustee taxes payable of $42.9 million and $42.6 million in various pass‑through taxes collected on behalf of taxing authorities at December 31, 2019 and 2018, respectively.

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, the Partnership recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011. See Note 2 for additional information.

Loss on Trustee Taxes—The Partnership recognized a loss on trustee taxes of $16.2 million for the year ended December 31, 2017 related to an administratively closed New York State tax audit of the Partnership’s fuel and sales tax returns for the periods between December 2008 through August 2013. See Note 2 for additional information.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2019	2018
Barging transportation, product storage and other ancillary cost accruals	$35,098	$39,379
Employee compensation	28,150	30,261
Accrued interest	12,849	12,049
Other	26,705	35,585
Total	$102,802	$117,274

Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 Income Taxes

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

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%
State income tax rate, net of federal tax benefit	2.9%	2.8%	1.2%
Derecognition of goodwill	0.5%	0.3%	1.6%
Federal deferred rate change	—%	—%	(65.5)%
Partnership income not subject to tax	(21.4)%	(18.9)%	(42.5)%
Effective income tax rate	3.0%	5.2%	(70.2)%

The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2019	2018	2017
Current:
Federal	$35	$162	$1,371
State	1,036	2,706	1,011
Foreign	—	4	4
Total current	1,071	2,872	2,386
Deferred:
Federal	815	1,961	(25,217)
State	(792)	790	(732)
Total deferred	23	2,751	(25,949)
Total	$1,094	$5,623	$(23,563)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of long‑term deferred taxes were as follows at December 31 (in thousands):

	2019	2018
Deferred Income Tax Assets
Accounts receivable allowances	$751	$760
Environmental liability	9,414	9,943
Asset retirement obligation	2,146	2,344
Deferred financing obligation	11,394	11,405
UNICAP	8	56
Lease liability	44,578	—
Other	1,471	1,384
Federal net operating loss carryforwards	18,505	14,811
State net operating loss carryforwards	1,134	1,087
Tax credit carryforward	691	284
Total deferred tax assets, gross	90,092	42,074
Valuation allowance	(3,299)	(3,138)
Total deferred tax assets, net	$86,793	$38,936
Deferred Income Tax Liabilities
Property and equipment	$(74,031)	$(69,356)
Land	(12,353)	(12,189)
Other deferred tax liabilities	(748)	—
Right of use assets	(42,536)	—
Intangible assets	(4)	(247)
Total deferred tax liabilities	$(129,672)	$(81,792)
Net deferred tax liabilities	$(42,879)	$(42,856)

The Partnership’s net deferred tax liabilities are primarily comprised of the differences in the historical tax basis and fair value book basis of property, equipment and land that were acquired in connection with the 2015 acquisition of Warren Equities, Inc. (“Warren”).

At December 31, 2019, GMG had federal and state net operating loss carryforwards of approximately $8.9 million and $18.9 million, respectively, which will begin to expire in 2034 and 2026, respectively. In addition, GMG had federal and state net operating loss carryforwards of approximately $66.8 and $0.2 million, respectively, which can be carried forward indefinitely. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

At December 31, 2019, the Partnership had $30.5 million of net deferred tax liabilities (consisting of the $42.9 million total net deferred tax liability less the $12.4 million deferred tax liability relating to land discussed below) relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary differences, certain of which are available to reduce income taxes in future years. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period. The valuation allowance increased by approximately

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.2 million as of December 31, 2019.

At December 31, 2019, the Partnership also had a $12.4 million deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods. It can be used as a source of income to benefit other indefinite lived assets.

The following presents a reconciliation of the differences between income before income tax (expense) benefit and (loss) income  subject to income tax expense for the years ended December 31 (in thousands):

	2019	2018	2017
Income before income tax (expense) benefit	$36,272	$108,026	$33,554
Less non—taxable income	37,001	97,561	40,904
(Loss) income subject to income tax expense	$(729)	$10,465	$(7,350)

The Partnership made approximately ($5.2 million), $0.7 million and $7.4 million in income tax payments, net of refunds received, during 2019, 2018 and 2017, respectively. The ($5.2 million) in 2019 consists of tax refunds of ($7.6 million) received associated with the Warren amended returns for periods prior to the acquisition of Warren on January 27, 2015 and ($0.2 million) of other tax refunds, offset by $2.6 million in income tax payments. In accordance with the stock purchase agreement between the Partnership and Warren, the Partnership is ultimately not responsible for federal income tax obligations for tax periods prior to and through January 6, 2015. Any tax obligations will be funded by the selling shareholders, and any tax refunds will be remitted to the selling shareholders.

GMG files income tax returns in the United States and various state jurisdictions. With few exceptions, the Partnership is subject to income tax examinations by tax authorities for all years dated back to 2016.

The following presents the changes in gross unrealized tax benefits for the years ended December 31 (in thousands):

	2019	2018	2017
Balance at beginning of year	$994	$994	$1,433
Increases for tax positions taken in prior years	—	—	28
Settlements of tax positions taken in prior years	—	—	(467)
Income subject to income tax expense	$994	$994	$994

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had gross-tax effected unrecognized tax benefits of $1.0 million for each of the years ended December 31, 2019, 2018 and 2017,  all of which would favorably impact the effective tax rate if recognized.

The FASB’s accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2019 (tax years ended December 31, 2019, 2018 and 2017). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. The Partnership classifies interest and penalties related to income taxes as components of its provision for income taxes. The amount of interest and penalties recorded in the accompanying statements of operations was $0.1 million, $0.1 million and $0 for the years ended December 31, 2019, 2018 and 2017, respectively. The amount

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of interest and penalties recorded in the accompanying consolidated balance sheets was $0.2 million as of both December 31, 2019 and 2018. The Partnership anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.0 million in the next twelve months as a result of closure of various statutes of limitations.

Note 14. Environmental Liabilities and Renewable Identification Numbers (RINs)

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

The Partnership maintains insurance of various types with varying levels of coverage that it considers adequate under the circumstances to cover its operations and properties. The insurance policies are subject to deductibles that the Partnership considers reasonable and not excessive. In addition, the Partnership has entered into indemnification agreements with various sellers in conjunction with several of its acquisitions. Certain environmental remediation obligations at several acquired retail gasoline station assets from Capitol in June 2015 and Alliance Energy LLC (“Alliance”) in March 2012 are being funded by third parties who assumed certain liabilities in connection with Capitol’s acquisition of these assets from ExxonMobil in 2009 and 2010 and Alliance’s acquisition of these assets from ExxonMobil in 2011 and, therefore, cost estimates for such obligations at these stations are not included in this estimate of liability to the Partnership. Allocation of a known environmental liability is an issue negotiated in connection with each of the Partnership’s acquisition transactions. In each case, the Partnership makes an assessment of potential environmental liability exposure based on available information. Based on that assessment and relevant economic and risk factors, the Partnership determines whether to, and the extent to which it will, assume liability for existing environmental conditions.

The following table presents a summary roll forward of the Partnership’s environmental liabilities, which were recorded on an undiscounted basis, at December 31, 2019 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	December 31,
Environmental Liability Related to:	2018	2019	2019	2019	2019
Retail gasoline stations	$59,133	$(3,129)	$(1,425)	$914	$55,493
Terminals	4,091	(313)	—	—	3,778
Total environmental liabilities	$63,224	$(3,442)	$(1,425)	$914	$59,271
Current portion	$6,092				$5,009
Long-term portion	57,132				54,262
Total environmental liabilities	$63,224				$59,271

In addition to environmental liabilities related to the Partnership’s retail gasoline stations, the Partnership retains some of the environmental obligations associated with certain gasoline stations that the Partnership has sold.

The Partnership’s estimates used in these environmental liabilities are based on all known facts at the time and its assessment of the ultimate remedial action outcomes. Among the many uncertainties that impact the Partnership’s

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark‑to‑market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $0.9 million and $0.6 million at December 31, 2019 and 2018, respectively.

The Partnership may enter into RIN forward purchase and sales commitments. Total losses from firm non-cancellable commitments were immaterial at both December 31, 2019 and 2018.

Note 15. Employee Benefit Plans

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Global 401(k) Plan and the GMG 401(k) Plan collectively had expenses of approximately $3.5 million, $3.1 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table presents each plan’s funded status and the total amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	December 31, 2019
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$17,030	$4,459	$21,489
Fair value of plan assets	14,267	2,832	17,099
Net unfunded pension liability	$2,763	$1,627	$4,390

	December 31, 2018
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$16,213	$3,873	$20,086
Fair value of plan assets	13,372	2,428	15,800
Net unfunded pension liability	$2,841	$1,445	$4,286

Total actual return on plan assets was $3.9 million and ($0.7 million) in 2019 and 2018, respectively.

The following presents the components of the net periodic change in benefit obligation for the Pension Plans for the years ended December 31 (in thousands):

	2019	2018	2017
Benefit obligation at beginning of year	$20,086	$22,217	$20,631
Interest cost	767	714	724
Actuarial (gain) loss	3,839	(1,347)	2,392
Benefits paid	(3,203)	(1,498)	(1,530)
Benefit obligation at end of year	$21,489	$20,086	$22,217

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the weighted-average actuarial assumptions used in determining each plan’s annual pension expense for the years ended December 31:

	Global Pension Plan			GMG Pension Plan
	2019	2018	2017	2019	2018	2017
Discount rate	3.0%	4.1%	3.4%	3.2%	4.2%	3.6%
Expected return on plan assets	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

The discount rates were selected by performing a cash flow/bond matching analysis based on the FTSE Above Median Double-A Pension Discount Curve for December 2019. The discount rates for 2019 include updated mortality assumptions to reflect the most recently available mortality improvement scale released by the Society of Actuaries.  The expected long-term rate of return on plan assets is determined by using each plan’s respective target allocation and historical returns for each asset class.

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

The following presents the Pension Plans’ benefits as of December 31, 2019 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years thereafter (in thousands):

2020	$1,647
2021	1,072
2022	1,281
2023	920
2024	942
2025—2029	7,782
Total	$13,644

The cost of annual contributions to the Pension Plans is not significant to the General Partner, the Partnership or its subsidiaries. Total contributions made by the General Partner, the Partnership and its subsidiaries to the Pension Plans were approximately $0.6 million, $0.4 million and $0.4 million in 2019, 2018 and 2017,  respectively.

Note 16. Related‑Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner. The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice. As of December 31, 2019, no such notice of termination was given by GPC or the Partnership.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $118.5 million, $104.8 million and $106.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans (see Note 15) and the General Partner’s qualified and non‑qualified pension plans.

The table below presents receivables from GPC and the General Partner at December 31 (in thousands):

	2019	2018
Receivables from GPC	$53	$23
Receivables from the General Partner (1)	7,770	5,412
Total	$7,823	$5,435

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

In addition, for the years ended December 31, 2019, 2018 and 2017, the Partnership paid certain costs in connection with a compensation funding agreement with the General Partner. See Note 17, “Long-Term Incentive Plan–Repurchase Program.”

Note 17. Long-Term Incentive Plans

The Partnership has a Long Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards. Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements. A total of 3,016,234 units were available for issuance under the LTIP as of December 31, 2019.

Awards granted under the LTIP are authorized by the Compensation Committee of the board of directors of the General Partner (the “Committee”) from time to time. Additionally, and in accordance with the LTIP, the Committee established a “CEO Authorized LTIP” program pursuant to which the Chief Executive Officer (“CEO”) could grant awards of phantom units without distribution equivalent rights to employees of the General Partner and the Partnership’s subsidiaries, other than named executive officers. The CEO Authorized LTIP program was approved for three consecutive calendar years and expired on December 31, 2017. During each calendar year of the program, the CEO was authorized to grant awards of up to an aggregate amount of $2.0 million of phantom units payable in common units upon vesting, with unused dollar amounts carrying over in the next year, and no individual grant could be made for an award valued at the time of grant of more than $550,000, unless otherwise previously approved by the Committee. Awards granted pursuant to the CEO Authorized LTIP generally were for a term of six years and vest in equal tranches at the end of each of the fourth, fifth and sixth anniversary dates of the particular award.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the non‑vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested units at December 31, 2017	912,564	15.99
Vested	(153,966)	27.93
Forfeited	(28,457)	13.40
Outstanding non—vested phantom units at December 31, 2018	730,141	13.57
Vested	(148,842)	27.41
Forfeited	(18,393)	18.66
Outstanding non—vested phantom units at December 31, 2019	562,906	9.74

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

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $2.0 million, $3.1 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at December 31, 2019 was approximately $2.7 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity. Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were repurchased in 2019.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement. The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement. In accordance with the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, the Partnership paid members of the General Partner approximately $0.3 million and $0.4 million of these costs for the years ended December 31, 2019 and 2018, respectively.

Note 18. Partners’ Equity, Allocations and Cash Distributions

Partners’ Equity

Common Units and General Partner Units

At December 31, 2019 there were 33,995,563 common units issued, including 7,402,198 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the years ended December 31, 2019, 2018 and 2017.

Series A Preferred Units

On August 7, 2018, the Partnership issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. The Partnership used the proceeds, net of underwriting discount and expenses, of $66.4 million to reduce indebtedness under its Credit Agreement. There have been no changes to the Series A Preferred Units during the year ended December 31, 2019.

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

Series A Preferred Units

The Series A Preferred Units is a class of equity security that ranks senior to the common units, the incentive distribution rights and each other class or series of the Partnership’s equity securities established after August 7, 2018, the original issue date of the Series A Preferred Units (the “Original Issue Date”), that is not expressly made senior to or on parity with the Series A Preferred Units as to the payment of distributions and amounts payable on a liquidation event.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership paid the following cash distributions to common unitholders during 2019, 2018 and 2017 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2017
2/14/2017	12/31/16	$0.4625	$15,723	$106	$—	$15,829
5/15/2017	03/31/17	0.4625	15,723	106	—	15,829
8/14/2017	06/30/17	0.4625	15,723	106	—	15,829
11/14/2017	09/30/17	0.4625	15,723	106	—	15,829
2018
2/14/2018	12/31/17	$0.4625	$15,723	$106	$—	$15,829
5/15/2018	03/31/18	0.4625	15,723	106	—	15,829
8/14/2018 (1)	06/30/18	0.4750	16,149	109	67	16,325
11/14/2018 (1)	09/30/18	0.4750	16,149	109	67	16,325
2019
2/14/2019 (1)	12/31/18	$0.5000	$16,998	$115	$202	$17,315
5/15/2019 (1)	03/31/19	0.5100	17,338	117	256	17,711
8/14/2019 (1)	06/30/19	0.5150	17,508	118	269	17,895
11/14/2019 (1)	09/30/19	0.5200	17,678	119	294	18,091

(1)

This distribution resulted in the Partnership reaching its second target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on January 27, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.5250 per unit ($2.10 per unit on an annualized basis) on all of its outstanding common units for the period from October 1, 2019 through December 31, 2019 to the Partnership’s common unitholders of record as of the close of business February 10, 2020. On February 14, 2020, the Partnership paid the total cash distribution of approximately $18.3 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership paid the following cash distributions on the Series A Preferred Units during 2019 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/15/2019	11/15/18 - 2/14/19	$0.609375	$1,682
5/15/2019	2/15/19 - 5/14/19	0.609375	1,682
8/15/2019	5/15/19 - 8/14/19	0.609375	1,682
11/15/2019	8/15/19 - 11/14/19	0.609375	1,682

In addition, on January 21, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from November 15, 2019 through February 14, 2020 to the Partnership’s preferred unitholders of record as of the opening of business on February 3, 2020. On February 18, 2020, the Partnership paid the total cash distribution of approximately $1.7 million.

Note 19. Unitholders’ Equity

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

Note 20. Business Combinations

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

In connection with the acquisition of Cheshire, the Partnership incurred acquisition costs of approximately $0.4 million for the year ended December 31, 2018, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts, in-place leases and franchise rights that are being amortized between one and ten years. Amortization expense related to these intangible assets was $2.3 million and $1.2 million for the years ended December 31,  2019 and 2018, respectively.

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

Note 21. Segment Reporting

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

These operating segments are also the Partnership’s reporting segments. Prior to 2019,  the Commercial operating segment has not met the quantitative metrics for disclosure as a reportable segment on a stand‑alone basis as defined in accounting guidance related to segment reporting. However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are helpful to the user of the Partnership’s financial information. The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

In the Wholesale reporting segment, the Partnership sells branded and unbranded gasoline and gasoline blendstocks and diesel to wholesale distributors. The Partnership transports these products by railcars, barges, trucks

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and/or pipelines pursuant to spot or long‑term contracts. From time to time, the Partnership aggregates crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transports it by rail and ships it by barge to refiners. The Partnership sells home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that the Partnership owns or controls or at which it has throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

In the GDSO reporting segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub jobbers. Station operations include (i) convenience stores, (ii) rental income from gasoline stations leased to dealers, from commissioned agents and from cobranding arrangements and (iii) sundries (such as car wash sales and lottery and ATM commissions).

In the Commercial segment, the Partnership includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil and bunker fuel. In the case of public sector commercial and industrial end user customers, the Partnership sells products primarily either through a competitive bidding process or through contracts of various terms. The Partnership responds to publicly issued requests for product proposals and quotes. The Partnership generally arranges for the delivery of the product to the customer’s designated location. The Commercial segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2019	2018	2017
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$5,358,550	$4,732,028	$2,097,811
Crude oil (1)	96,419	109,719	464,234
Other oils and related products (2)	1,974,897	2,049,043	1,725,537
Total	$7,429,866	$6,890,790	$4,287,582
Product margin
Gasoline and gasoline blendstocks	$83,982	$76,741	$82,124
Crude oil (1)	(13,047)	7,159	7,279
Other oils and related products (2)	51,584	53,389	62,799
Total	$122,519	$137,289	$152,202
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$3,806,892	$4,081,498	$3,434,581
Station operations (3)	466,761	427,211	351,876
Total	$4,273,653	$4,508,709	$3,786,457
Product margin
Gasoline	$374,550	$373,303	$326,536
Station operations (3)	225,078	203,098	174,986
Total	$599,628	$576,401	$501,522
Commercial Segment:
Sales	$1,378,211	$1,273,103	$846,513
Product margin	$28,540	$23,611	$17,858
Combined sales and Product margin:
Sales	$13,081,730	$12,672,602	$8,920,552
Product margin (4)	$750,687	$737,301	$671,582
Depreciation allocated to cost of sales	(87,930)	(86,892)	(88,530)
Combined gross profit	$662,757	$650,409	$583,052

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 500 million gallons, 500 million gallons and 480 million gallons of the GDSO segment’s sales for the years ended December 31, 2019, 2018 and 2017, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

None of the Partnership’s customers accounted for greater than 10% of total sales for years ended December 31, 2019, 2018 and 2017.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Combined gross profit	$662,757	$650,409	$583,052
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	170,937	171,002	155,033
Operating expenses	342,382	321,115	283,650
(Gain) loss on trustee taxes	—	(52,627)	16,194
Lease exit and termination gain	(493)	(3,506)	—
Amortization expense	11,431	10,960	9,206
Net (gain) loss on sale and disposition of assets	(2,730)	5,880	(1,624)
Goodwill and long-lived asset impairment	2,022	414	809
Total operating costs and expenses	523,549	453,238	463,268
Operating income	139,208	197,171	119,784
Interest expense	(89,856)	(89,145)	(86,230)
Loss on early extinguishment of debt	(13,080)	—	—
Income tax (expense) benefit	(1,094)	(5,623)	23,563
Net income	35,178	102,403	57,117
Net loss attributable to noncontrolling interest	689	1,502	1,635
Net income attributable to Global Partners LP	$35,867	$103,905	$58,752

The Partnership’s foreign assets and foreign sales were immaterial as of and for the years ended December 31, 2019, 2018 and 2017.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at December 31, (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
December 31, 2019	$773,696	$—	$1,576,655	$458,076	$2,808,427
December 31, 2018	$615,795	$—	$1,415,501	$392,995	$2,424,291

The increase in total assets from December 31, 2018 is largely due to the adoption of ASC 842 and the associated recording of right of use assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22. Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component (in thousands):

	Pension Plan	Derivatives	Total
Balance at December 31, 2017	$(5,333)	$(135)	$(5,468)
Other comprehensive income before reclassifications of gain (loss)	21	133	154
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) income	54	—	54
Total comprehensive income	75	133	208
Balance at December 31, 2018	(5,258)	(2)	(5,260)
Other comprehensive income before reclassifications of gain (loss)	3	—	3
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) income	179	2	181
Total comprehensive income	182	2	184
Balance at December 31, 2019	$(5,076)	$—	$(5,076)

Amounts are presented prior to the income tax effect on other comprehensive income. Given the Partnership’s master limited partnership status, the effective tax rate is immaterial.

Note 23. Legal Proceedings

General

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership does not believe that it is a party to any litigation that will have a material adverse impact on its financial condition or results of operations. Except as described below and in Note 14 included herein, the Partnership is not aware of any significant legal or governmental proceedings against it or contemplated to be brought against it. The Partnership maintains insurance policies with insurers in amounts and with coverage and deductibles as its general partner believes are reasonable and prudent. However, the Partnership can provide no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

Other

On January 31, 2020, the Partnership and Global Operating LLC (“Global Operating”) received a notice of arbitration filed against them by the minority members of Basin Transload alleging, among other things, mismanagement by the Partnership and Global Operating of certain business arrangements of Basin Transload. The Partnership and Global Operating deny the allegations set forth in the notice of arbitration and believe they have meritorious defenses to the filing.

On February 20, 2020, the Partnership filed a breach of contract claim against the minority members of Basin Transload in the United States District Court of Massachusetts, demanding damages in excess of $5.0 million. The Partnership’s claim arises in connection with the Partnership’s payment in October 2017 of approximately $13.1 million to Tesoro in accordance with the Partnership’s guaranty of a pipeline connection agreement between Basin Transload and Tesoro. In breach of a separate agreement among the Partnership and the minority members, each of the minority

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

members of Basin Transload failed to reimburse the Partnership for 20% of any payments made by the Partnership to Tesoro in connection with the pipeline connection agreement.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA. The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt. On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal. The Partnership met with and provided additional information to the EPA with respect to the alleged violations. On April 7, 2015, the EPA issued a Supplemental Notice of Violation modifying the allegations of violations of the terminal’s Air Emissions License. The Partnership has entered into a consent decree (the “Consent Decree”) with the EPA and the United States Department of Justice (the “Department of Justice”), which was filed in the U.S. District Court for the District of Maine (the “Court”) on March 25, 2019. The Consent Decree was entered by the Court on December 19, 2019. The Partnership believes that compliance with the Consent Decree and implementation of the requirements of the Consent Decree will have no material impact on its operations.

Note 24. Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2019
Sales	$2,979,626	$3,507,540	$3,245,653	$3,348,911	$13,081,730
Gross profit	$156,844	$167,143	$187,769	$151,001	$662,757
Operating income	$29,774	$37,875	$50,877	$20,682	$139,208
Net income (loss) (1)(2)(3)	$6,794	$14,371	$14,893	$(880)	$35,178
Net income (loss) attributable to Global Partners LP	$7,126	$14,489	$15,080	$(828)	$35,867
Net income (loss) attributable to common limited partners	$5,140	$12,441	$13,003	$(2,824)	$27,760
Basic net income (loss) per common limited partner unit	$0.15	$0.37	$0.38	$(0.08)	$0.82
Diluted net income (loss) per common limited partner unit	$0.15	$0.36	$0.38	$(0.08)	$0.81
Cash distributions per common limited partner unit (4)	$0.5100	$0.5150	$0.5200	$0.5250	$2.07

The above table reflects certain rounding conventions.

(1)	Includes a net loss (gain) on sale and disposition of assets of $0.5 million, ($1.1 million), $0.3 million and ($2.4 million) in the first, second, third and fourth quarters of 2019, respectively.
(2)	Includes a goodwill and long-lived asset impairment of $0.6 million and $1.4 million in the third and fourth quarters of 2019, respectively.
(3)	Includes a $13.1 million loss on the early extinguishment of debt related to the 2022 Notes (see Note 8).
(4)	Represents cash distributions earned for the respective period. Cash distributions earned in one calendar quarter are paid in the following calendar quarter.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth	Total
Year ended December 31, 2018
Sales	$2,802,891	$3,126,575	$3,468,835	$3,274,301	$12,672,602
Gross profit	$144,330	$149,261	$134,974	$221,844	$650,409
Operating income	$79,207	$27,619	$8,144	$82,201	$197,171
Net income (loss) (5)(6)(7)	$58,675	$6,022	$(14,464)	$52,170	$102,403
Net income (loss) attributable to Global Partners LP	$59,042	$6,413	$(14,080)	$52,530	$103,905
Net income (loss) attributable to common limited partners	$58,646	$6,303	$(15,062)	$50,294	$100,181
Basic net income (loss) per common limited partner unit	$1.74	$0.19	$(0.44)	$1.49	$2.98
Diluted net income (loss) per common limited partner unit	$1.73	$0.19	$(0.44)	$1.47	$2.95
Cash distributions per common limited partner unit (8)	$0.4625	$0.4750	$0.4750	$0.5000	$1.91

The above table reflects certain rounding conventions.

(5)

Includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit in the first quarter of 2018. See Note 2.

(6)	Includes a net loss on sale and disposition of assets of $1.9 million, $3.0 million, $0.9 million and $0.1 million in the first, second, third and fourth quarters of 2018, respectively.
(7)	Includes a lease exit and termination gain of $3.5 million in the third quarter of 2018. See Note 2.
(8)	Represents cash distributions earned for the respective period. Cash distributions earned in one calendar quarter are paid in the following calendar quarter.

Note 25. Subsequent Events

Distribution to Common Unitholders—On February 14, 2020, the Partnership paid a cash distribution of approximately $18.3 million to its common unitholders of record as of the close of business on February 10, 2020.

Distribution to Preferred Unitholders—On February 18, 2020,  the Partnership paid a cash distribution of approximately $1.7 million to holders of its Series A Preferred Units of record as of the opening of business on February 3, 2020.

Note 26. Supplemental Guarantor Condensed Consolidating Financial Statements

The Partnership’s wholly-owned subsidiaries, other than GLP Finance, are guarantors of senior notes issued by the Partnership and GLP Finance. As such, the Partnership is subject to the requirements of Rule 3-10 of Regulation S-X of the SEC regarding financial statements of guarantors and issuers of registered guaranteed securities. The Partnership presents condensed consolidating financial information for its subsidiaries within the notes to consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(d). The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2019 and 2018, the Condensed Consolidating Statements of Operations for the years ended December 31, 2019, 2018 and 2017 and the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,591	$451	$—	$12,042
Accounts receivable, net	412,853	339	3	413,195
Accounts receivable—affiliates	7,823	3	(3)	7,823
Inventories	450,482	—	—	450,482
Brokerage margin deposits	34,466	—	—	34,466
Derivative assets	4,564	—	—	4,564
Prepaid expenses and other current assets	81,845	95	—	81,940
Total current assets	1,003,624	888	—	1,004,512
Property and equipment, net	1,102,644	2,219	—	1,104,863
Right of use assets, net	296,672	74	—	296,746
Intangible assets, net	46,765	—	—	46,765
Goodwill	324,474	—	—	324,474
Other assets	31,067	—	—	31,067
Total assets	$2,805,246	$3,181	$—	$2,808,427

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$373,355	$31	$—	$373,386
Accounts payable—affiliates	(17)	17	—	—
Working capital revolving credit facility—current portion	148,900	—	—	148,900
Lease liability—current portion	68,143	17	—	68,160
Environmental liabilities—current portion	5,009	—	—	5,009
Trustee taxes payable	42,932	—	—	42,932
Accrued expenses and other current liabilities	102,737	65	—	102,802
Derivative liabilities	12,698	—	—	12,698
Total current liabilities	753,757	130	—	753,887
Working capital revolving credit facility—less current portion	175,000	—	—	175,000
Revolving credit facility	192,700	—	—	192,700
Senior notes	690,533	—	—	690,533
Long-term lease liability—less current portion	239,308	41	—	239,349
Environmental liabilities—less current portion	54,262	—	—	54,262
Financing obligations	148,127	—	—	148,127
Deferred tax liabilities	42,879	—	—	42,879
Other long—term liabilities	52,451	—	—	52,451
Total liabilities	2,349,017	171	—	2,349,188

Partners' equity
Global Partners LP equity	456,229	1,836	—	458,065
Noncontrolling interest	—	1,174	—	1,174
Total partners' equity	456,229	3,010	—	459,239
Total liabilities and partners' equity	$2,805,246	$3,181	$—	$2,808,427

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,050	$1,071	$—	$8,121
Accounts receivable, net	334,689	52	36	334,777
Accounts receivable—affiliates	5,435	36	(36)	5,435
Inventories	386,442	—	—	386,442
Brokerage margin deposits	14,766	—	—	14,766
Derivative assets	26,390	—	—	26,390
Prepaid expenses and other current assets	98,877	100	—	98,977
Total current assets	873,649	1,259	—	874,908
Property and equipment, net	1,128,826	3,806	—	1,132,632
Intangible assets, net	58,532	—	—	58,532
Goodwill	327,406	—	—	327,406
Other assets	30,813	—	—	30,813
Total assets	$2,419,226	$5,065	$—	$2,424,291

Liabilities and partners' equity
Current liabilities:
Accounts payable	$308,941	$38	$—	$308,979
Accounts payable—affiliates	(169)	169	—	—
Working capital revolving credit facility—current portion	103,300	—	—	103,300
Environmental liabilities—current portion	6,092	—	—	6,092
Trustee taxes payable	42,613	—	—	42,613
Accrued expenses and other current liabilities	117,149	125	—	117,274
Derivative liabilities	4,494	—	—	4,494
Total current liabilities	582,420	332	—	582,752
Working capital revolving credit facility—less current portion	150,000	—	—	150,000
Revolving credit facility	220,000	—	—	220,000
Senior notes	664,455	—	—	664,455
Environmental liabilities—less current portion	57,132	—	—	57,132
Financing obligations	149,997	—	—	149,997
Deferred tax liabilities	42,856	—	—	42,856
Other long—term liabilities	57,905	—	—	57,905
Total liabilities	1,924,765	332	—	1,925,097

Partners' equity
Global Partners LP equity	494,461	2,870	—	497,331
Noncontrolling interest	—	1,863	—	1,863
Total partners' equity	494,461	4,733	—	499,194
Total liabilities and partners' equity	$2,419,226	$5,065	$—	$2,424,291

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$13,080,376	$1,848	$(494)	$13,081,730
Cost of sales	12,417,835	1,632	(494)	12,418,973
Gross profit	662,541	216	—	662,757
Costs and operating expenses:
Selling, general and administrative expenses	170,546	391	—	170,937
Operating expenses	340,833	1,549	—	342,382
Lease exit and termination gain	(493)	—	—	(493)
Amortization expense	11,431	—	—	11,431
Net gain on sale and disposition of assets	(2,730)	—	—	(2,730)
Goodwill and long-lived asset impairment	2,022	—	—	2,022
Total costs and operating expenses	521,609	1,940	—	523,549
Operating income (loss)	140,932	(1,724)	—	139,208
Interest expense	(89,856)	—	—	(89,856)
Loss on early extinguishment of debt	(13,080)	—	—	(13,080)
Income (loss) before income tax expense	37,996	(1,724)	—	36,272
Income tax expense	(1,094)	—	—	(1,094)
Net income (loss)	36,902	(1,724)	—	35,178
Net loss attributable to noncontrolling interest	—	689	—	689
Net income (loss) attributable to Global Partners LP	36,902	(1,035)	—	35,867
Less: General partners' interest in net income, including incentive distribution rights	1,379	—	—	1,379
Less: Series A preferred limited partner interest in net income	6,728	—	—	6,728
Net income (loss) attributable to common limited partners	$28,795	$(1,035)	$—	$27,760

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$12,671,866	$1,170	$(434)	$12,672,602
Cost of sales	12,019,610	3,017	(434)	12,022,193
Gross profit (loss)	652,256	(1,847)	—	650,409
Costs and operating expenses:
Selling, general and administrative expenses	170,611	391	—	171,002
Operating expenses	319,598	1,517	—	321,115
Gain on trustee taxes	(52,627)	—	—	(52,627)
Lease exit and termination gain	(3,506)	—	—	(3,506)
Amortization expense	10,960	—	—	10,960
Net loss on sale and disposition of assets	5,880	—	—	5,880
Goodwill and long-lived asset impairment	414	—	—	414
Total costs and operating expenses	451,330	1,908	—	453,238
Operating income (loss)	200,926	(3,755)	—	197,171
Interest expense	(89,145)	—	—	(89,145)
Income (loss) before income tax expense	111,781	(3,755)	—	108,026
Income tax expense	(5,623)	—	—	(5,623)
Net income (loss)	106,158	(3,755)	—	102,403
Net loss attributable to noncontrolling interest	—	1,502	—	1,502
Net income (loss) attributable to Global Partners LP	106,158	(2,253)	—	103,905
Less: General partners' interest in net income, including incentive distribution rights	1,033	—	—	1,033
Less: Series A preferred limited partner interest in net income	2,691	—	—	2,691
Net income (loss) attributable to common limited partners	$102,434	$(2,253)	$—	$100,181

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$8,917,997	$2,936	$(381)	$8,920,552
Cost of sales	8,332,940	4,941	(381)	8,337,500
Gross profit (loss)	585,057	(2,005)	—	583,052
Costs and operating expenses:
Selling, general and administrative expenses	154,611	422	—	155,033
Operating expenses	281,973	1,677	—	283,650
Loss on trustee taxes	16,194	—		16,194
Amortization expense	9,206	—	—	9,206
Net gain on sale and disposition of assets	(1,607)	(17)	—	(1,624)
Goodwill and long-lived asset impairment	809	—	—	809
Total costs and operating expenses	461,186	2,082	—	463,268
Operating income (loss)	123,871	(4,087)	—	119,784
Interest expense	(86,230)	—	—	(86,230)
Income (loss) before income tax benefit	37,641	(4,087)	—	33,554
Income tax benefit	23,563	—	—	23,563
Net (income) loss	61,204	(4,087)	—	57,117
Net loss attributable to noncontrolling interest	—	1,635	—	1,635
Net income (loss) attributable to Global Partners LP	61,204	(2,452)	—	58,752
Less: General partners' interest in net income (loss), including incentive distribution rights	394	—	—	394
Net income (loss) attributable to common limited partners	$60,810	$(2,452)	$—	$58,358

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$95,022	$(620)	$94,402

Cash flows from investing activities
Capital expenditures	(82,864)	—	(82,864)
Seller note issuances	(1,410)	—	(1,410)
Proceeds from sale of property and equipment	17,060	—	17,060
Net cash used in investing activities	(67,214)	—	(67,214)

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	70,600	—	70,600
Net payments on revolving credit facility	(27,300)	—	(27,300)
Proceeds from senior notes, net	392,602	—	392,602
Repayment of senior notes	(381,886)	—	(381,886)
LTIP units withheld for tax obligations	(657)	—	(657)
Distributions to limited partners and general partner	(76,626)	—	(76,626)
Net cash used in financing activities	(23,267)	—	(23,267)

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	4,541	(620)	3,921
Cash and cash equivalents at beginning of year	7,050	1,071	8,121
Cash and cash equivalents at end of year	$11,591	$451	$12,042

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2018

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$169,608	$(752)	$168,856

Cash flows from investing activities
Acquisitions	(171,620)	—	(171,620)
Capital expenditures	(69,174)	—	(69,174)
Seller note issuances	(3,337)	—	(3,337)
Proceeds from sale of property and equipment	18,411	—	18,411
Net cash used in investing activities	(225,720)	—	(225,720)

Cash flows from financing activities
Net proceeds from issuance of Series A preferred units	66,366	—	66,366
Net borrowings from working capital revolving credit facility	26,600	—	26,600
Net borrowings from revolving credit facility	24,000	—	24,000
LTIP units withheld for tax obligations	(835)	—	(835)
Distributions to limited partners and general partner	(66,004)	—	(66,004)
Net cash provided by financing activities	50,127	—	50,127

Cash and cash equivalents
Decrease in cash and cash equivalents	(5,985)	(752)	(6,737)
Cash and cash equivalents at beginning of year	13,035	1,823	14,858
Cash and cash equivalents at end of year	$7,050	$1,071	$8,121

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$346,829	$1,613	$348,442

Cash flows from investing activities
Acquisitions	(38,479)	—	(38,479)
Capital expenditures	(49,866)	—	(49,866)
Seller note issuances	(6,086)	—	(6,086)
Proceeds from sale of property and equipment	32,767	20	32,787
Net cash used in (provided by) investing activities	(61,664)	20	(61,644)

Cash flows from financing activities
Net payments on working capital revolving credit facility	(197,900)	—	(197,900)
Net payments on revolving credit facility	(20,700)	—	(20,700)
LTIP units withheld for tax obligations	(522)	—	(522)
Noncontrolling interest capital contribution	279	—	279
Distribution to noncontrolling interest	—	(465)	(465)
Distributions to limited partners and general partner	(62,660)	—	(62,660)
Net cash used in financing activities	(281,503)	(465)	(281,968)

Cash and cash equivalents
Increase in cash and cash equivalents	3,662	1,168	4,830
Cash and cash equivalents at beginning of year	9,373	655	10,028
Cash and cash equivalents at end of year	$13,035	$1,823	$14,858

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GLOBAL PARTNERS LP

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

(In thousands)

	Balance at	Charged to				Balance
	Beginning	Costs and			Other	at End
Description	of Period	Expenses	Recoveries	Write Offs	Adjustment	of Period
Year ended December 31, 2019
Allowance for doubtful accounts—accounts receivable	$2,433	$177	$507	$(388)	$—	$2,729
Year ended December 31, 2018
Allowance for doubtful accounts—accounts receivable	$4,605	$754	$—	$(2,947)	$21	$2,433
Year ended December 31, 2017
Allowance for doubtful accounts—accounts receivable	$5,549	$211	$38	$(997)	$(196)	$4,605