Form 10-Q
period 2020-03-31
GLOBAL PARTNERS LP
filed 2020-05-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The issuer had 33,995,563 common units outstanding as of May 6, 2020.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$54,389	$12,042
Accounts receivable, net	189,977	413,195
Accounts receivable—affiliates	10,126	7,823
Inventories	214,408	450,482
Brokerage margin deposits	21,135	34,466
Derivative assets	79,788	4,564
Prepaid expenses and other current assets	109,179	81,940
Total current assets	679,002	1,004,512
Property and equipment, net	1,091,440	1,104,863
Right of use assets, net	291,004	296,746
Intangible assets, net	44,052	46,765
Goodwill	324,341	324,474
Other assets	31,346	31,067
Total assets	$2,461,185	$2,808,427
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$145,698	$373,386
Working capital revolving credit facility—current portion	33,900	148,900
Lease liability—current portion	67,084	68,160
Environmental liabilities—current portion	5,009	5,009
Trustee taxes payable	36,082	42,932
Accrued expenses and other current liabilities	70,452	102,802
Derivative liabilities	11,277	12,698
Total current liabilities	369,502	753,887
Working capital revolving credit facility—less current portion	175,000	175,000
Revolving credit facility	242,700	192,700
Senior notes	690,944	690,533
Long-term lease liability—less current portion	234,513	239,349
Environmental liabilities—less current portion	52,884	54,262
Financing obligations	147,782	148,127
Deferred tax liabilities	52,666	42,879
Other long—term liabilities	55,102	52,451
Total liabilities	2,021,093	2,349,188
Partners’ equity
Global Partners LP equity:
Series A preferred limited partners (2,760,000 units issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	67,226	67,226
Common limited partners (33,995,563 units issued and 33,869,880 outstanding at March 31, 2020 and 33,995,563 units issued and 33,867,393 outstanding at December 31, 2019)	382,590	398,535
General partner interest (0.67% interest with 230,303 equivalent units outstanding at March 31, 2020 and December 31, 2019)	(3,041)	(2,620)
Accumulated other comprehensive loss	(8,056)	(5,076)
Total Global Partners LP equity	438,719	458,065
Noncontrolling interest	1,373	1,174
Total partners’ equity	440,092	459,239
Total liabilities and partners’ equity	$2,461,185	$2,808,427

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Sales	$2,595,093	$2,979,626
Cost of sales	2,449,355	2,822,782
Gross profit	145,738	156,844
Costs and operating expenses:
Selling, general and administrative expenses	40,923	41,090
Operating expenses	82,553	82,944
Lease exit and termination gain	—	(493)
Amortization expense	2,712	2,976
Net loss on sale and disposition of assets	743	553
Total costs and operating expenses	126,931	127,070
Operating income	18,807	29,774
Interest expense	(21,601)	(22,956)
(Loss) income before income tax benefit (expense)	(2,794)	6,818
Income tax benefit (expense)	5,869	(24)
Net income	3,075	6,794
Net loss attributable to noncontrolling interest	201	332
Net income attributable to Global Partners LP	3,276	7,126
Less: General partner’s interest in net income, including incentive distribution rights	22	304
Less: Series A preferred limited partner interest in net income	1,682	1,682
Net income attributable to common limited partners	$1,572	$5,140
Basic net income per common limited partner unit	$0.05	$0.15
Diluted net income per common limited partner unit	$0.05	$0.15
Basic weighted average common limited partner units outstanding	33,868	33,753
Diluted weighted average common limited partner units outstanding	34,275	34,230

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$3,075	$6,794
Other comprehensive (loss) income:
Change in pension liability	(2,980)	1,744
Total other comprehensive (loss) income	(2,980)	1,744
Comprehensive income	95	8,538
Comprehensive loss attributable to noncontrolling interest	201	332
Comprehensive income attributable to Global Partners LP	$296	$8,870

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income	$3,075	$6,794
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,775	28,205
Amortization of deferred financing fees	1,261	1,343
Amortization of senior notes discount	—	384
Bad debt expense	223	209
Unit-based compensation expense	288	795
Net loss on sale and disposition of assets	743	553
Changes in operating assets and liabilities
Accounts receivable	222,995	(69,108)
Accounts receivable-affiliate	(2,303)	562
Inventories	235,979	(78,578)
Broker margin deposits	13,331	(5,177)
Prepaid expenses, all other current assets and other assets	(27,813)	766
Accounts payable	(227,688)	34,219
Trustee taxes payable	(6,850)	(3,155)
Change in derivatives	(76,645)	26,768
Accrued expenses, all other current liabilities and other long-term liabilities	(24,454)	(31,617)
Net cash provided by (used in) operating activities	137,917	(87,037)
Cash flows from investing activities
Capital expenditures	(11,690)	(10,229)
Seller note issuances	(539)	(640)
Proceeds from sale of property and equipment	1,189	4,228
Net cash used in investing activities	(11,040)	(6,641)
Cash flows from financing activities
Net (payments on) borrowings from working capital revolving credit facility	(115,000)	116,200
Net borrowings from (payments on) revolving credit facility	50,000	(3,000)
LTIP units withheld for tax obligations	(25)	(8)
Noncontrolling interest capital contribution	400	—
Distributions to limited partners and general partner	(19,905)	(18,997)
Net cash (used in) provided by financing activities	(84,530)	94,195
Cash and cash equivalents
Increase in cash and cash equivalents	42,347	517
Cash and cash equivalents at beginning of period	12,042	8,121
Cash and cash equivalents at end of period	$54,389	$8,638
Supplemental information
Cash paid during the period for interest	$18,526	$18,191

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
Three months ended March 31, 2020	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2019	$67,226	$398,535	$(2,620)	$(5,076)	$1,174	$459,239
Net income (loss)	1,682	1,572	22	—	(201)	3,075
Noncontrolling interest capital contribution	—	—	—	—	400	400
Distributions to limited partners and general partner	(1,682)	(17,848)	(443)	—	—	(19,973)
Unit-based compensation	—	288	—	—	—	288
Other comprehensive income	—	—	—	(2,980)	—	(2,980)
LTIP units withheld for tax obligations	—	(25)	—	—	—	(25)
Dividends on repurchased units	—	68	—	—	—	68
Balance at March 31, 2020	$67,226	$382,590	$(3,041)	$(8,056)	$1,373	$440,092

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
Three months ended March 31, 2019	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2018	$67,226	$437,874	$(2,509)	$(5,260)	$1,863	$499,194
Net income (loss)	1,682	5,140	304	—	(332)	6,794
Distributions to limited partners and general partner	(1,682)	(16,998)	(317)	—	—	(18,997)
Unit-based compensation	—	795	—	—	—	795
Other comprehensive income	—	—	—	1,744	—	1,744
LTIP units withheld for tax obligation	—	(8)	—	—	—	(8)
Balance at March 31, 2019	$67,226	$426,803	$(2,522)	$(3,516)	$1,531	$489,522

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores.  As of March 31, 2020, the Partnership had a portfolio of 1,536 owned, leased and/or supplied gasoline stations, including 283 directly operated convenience stores, primarily in the Northeast.  The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of March 31, 2020, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,402,711 common units, representing a 21.8% limited partner interest.

Recent Event

Amended Credit Agreement—On May 7, 2020, the Partnership and certain of its subsidiaries entered into the fourth amendment to third amended and restated credit agreement which, among other things, provides temporary adjustments to certain covenants and reduces the total aggregate commitment by $130.0 million.  See Note 8 for additional information.

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements, except as described in Note 19, “New Accounting Standards,” as it relates to the adoption of Accounting Standard Update (“ASU”) ASU 2016-13, “Measurement of Credit Losses on Financial

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Instruments,” including modifications to that standard thereafter, and now codified as Accounting Standards Codification 326 (“ASC 326”), which the Partnership adopted on January 1, 2020.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2020.  The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The outbreak of COVID-19 across the United States and the responses of governmental bodies (federal, state and municipal), companies and individuals, including mandated and/or voluntary restrictions to mitigate the spread of the virus,  have caused a significant economic downturn.  The uncertainty surrounding the short and long-term impact of COVID-19, including the inability to project the timing of an economic recovery, may have an impact on the Partnership’s use of estimates.  Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination and identification of associated goodwill and intangible assets, (ii) fair value of derivative instruments, (iii) accruals and contingent liabilities, (iv) allowance for credit losses, (v) assumptions used to evaluate goodwill, property and equipment and intangibles for impairment, (vi) environmental and asset retirement obligation provisions, (vii) cost of sales accrual, and (viii) weighted average discount rate used in lease accounting.  Although the Partnership believes its estimates are reasonable, actual results could differ from these estimates.

Concentration of Risk

Due to the nature of the Partnership’s businesses and its reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline during the late spring and summer months than during the fall and winter.  Travel and recreational activities are typically higher in these months in the geographic areas in which the Partnership operates, increasing the demand for gasoline.  Therefore, the Partnership’s volumes in gasoline are typically higher in the second and third quarters of the calendar year.  However, the COVID-19 pandemic has had a significantly negative impact on gasoline demand and the extent and duration of that impact is uncertain.  As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year.  These factors may result in fluctuations in the Partnership’s quarterly operating results.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	67%	67%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	29%	29%
Crude oil sales and crude oil logistics revenue	—%	1%
Convenience store sales, rental income and sundries	4%	3%
Total	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Wholesale segment	3%	19%
Gasoline Distribution and Station Operations segment	93%	77%
Commercial segment	4%	4%
Total	100%	100%

See Note 15, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three months ended March 31, 2020 and 2019.

Note 2.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended March 31, 2020
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$430,340	$745,615	$147,614	$1,323,569
Station operations	—	80,901	—	80,901
Total revenue from contracts with customers	430,340	826,516	147,614	1,404,470
Other sales:
Revenue originating as physical forward contracts and exchanges	1,056,598	—	115,760	1,172,358
Revenue from leases	540	17,725	—	18,265
Total other sales	1,057,138	17,725	115,760	1,190,623
Total sales	$1,487,478	$844,241	$263,374	$2,595,093

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer.  The Partnership had no significant contract liabilities at both March 31, 2020 and December 31, 2019.

Note 3.    Net Income Per Common Limited Partner Unit

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

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2020 and December 31, 2019 excludes 125,683 and  128,170 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 13).  These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted).    For all periods presented below, the Series A Preferred Units (as defined in Note 14)  are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to Series A preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$3,276	$3,254	$22	$—	$7,126	$6,822	$304	$—
Declared distribution	$13,519	$13,428	$91	$—	$17,711	$17,338	$117	$256
Assumed allocation of undistributed net loss	(10,243)	(10,174)	(69)	—	(10,585)	(10,516)	(69)	—
Assumed allocation of net income	$3,276	$3,254	$22	$—	$7,126	$6,822	$48	$256
Less net income attributable to Series A preferred limited partners		1,682				1,682
Net income attributable to common limited partners		$1,572				$5,140
Denominator:
Basic weighted average common units outstanding		33,868				33,753
Dilutive effect of phantom units		407				477
Diluted weighted average common units outstanding		34,275				34,230
Basic net income per common limited partner unit		$0.05				$0.15
Diluted net income per common limited partner unit		$0.05				$0.15

The board of directors of the General Partner declared the following quarterly cash distribution on its common units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 27, 2020	$0.39375	March 31, 2020

The board of directors of the General Partner declared the following quarterly cash distribution on its Series A Preferred Units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 16, 2020	$0.609375	February 15, 2020 - May 14, 2020

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

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Distillates: home heating oil, diesel and kerosene	$102,773	$222,202
Gasoline	35,731	120,958
Gasoline blendstocks	34,388	39,702
Crude oil	3,826	16,018
Residual oil	14,959	26,521
Propane and other	335	1,356
Renewable identification numbers (RINs)	316	1,329
Convenience store inventory	22,080	22,396
Total	$214,408	$450,482

The decrease in inventories, with the exception of convenience store inventory and RINs, is due to lower prices at March 31, 2020 compared to December 31, 2019.

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $1.3 million and $9.2 million at March 31, 2020 and December 31, 2019, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $4.9 million and $17.6 million at March 31, 2020 and December 31, 2019, respectively.  Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2019	$324,474
Dispositions (1)	(133)
Balance at March 31, 2020	$324,341

(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets. See Note 7.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Buildings and improvements	$1,202,387	$1,196,502
Land	451,734	452,104
Fixtures and equipment	47,239	46,848
Idle plant assets	30,500	30,500
Construction in process	30,265	27,951
Capitalized internal use software	33,621	33,502
Total property and equipment	1,795,746	1,787,407
Less accumulated depreciation	704,306	682,544
Total	$1,091,440	$1,104,863

Property and equipment includes assets held for sale of $3.5 million and $4.6 million at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, the Partnership had a $43.5 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013.  In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol.  The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation.  Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at March 31, 2020 and December 31, 2019.

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

Note 7.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Periodic divestiture of gasoline stations	$372	$(142)
Strategic asset divestiture program - Real estate firm coordinated sale	68	(297)
Loss on assets held for sale	406	785
Other	(103)	207
Total	$743	$553

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a loss (gain ) of  $0.4 million and ($0.1 million) for the three months ended March 31, 2020 and 2019, respectively.

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

Real Estate Firm Coordinated Sales—The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites.  The Partnership sold one site during the three months ended March 31, 2020.  The Partnership recognized an immaterial loss on the sale of this site for the three months ended March 31, 2020, including the derecognition of $0.1 million of GDSO goodwill.

The Partnership recognized a gain of ($0.3 million) on the sales of sites for the three months ended March 31, 2019, including the derecognition of $0.9 million of GDSO goodwill.

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

The Partnership classified  5 sites as held for sale at March 31, 2020 associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales discussed above.  Impairment charges related to these assets held for sale were $0.4 million for the three months ended March 31, 2020.

The Partnership recorded impairment charges related to assets held for sale associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales in the amount of $0.8 million for the three months ended March 31, 2019.

Assets held for sale of $3.5 million and $4.6 million at March 31, 2020 and December 31, 2019, respectively, are included in property and equipment in the accompanying consolidated balance sheets.  Assets held for sale are expected to be sold within the next 12 months.

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

Note 8.    Debt and Financing Obligations

Credit Agreement

As of March 31, 2020, certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, had a  $1.3 billion senior secured credit facility (the “Credit Agreement”).  The Credit Agreement matures on April 29, 2022.  On May 7, 2020, the Partnership and certain of its subsidiaries entered into a

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

fourth amendment to the Credit Agreement which, among other things,  provides temporary adjustments to certain covenants and reduces the total aggregate commitment by $130.0 million (see “–Fourth Amendment to the Credit Agreement” below).

As of March 31, 2020, the two facilities under the Credit Agreement included:

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

The average interest rates for the Credit Agreement were 3.5% and 4.7% for the three months ended March 31, 2020 and 2019, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at March 31, 2020 the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $175.0 million over the next twelve months and, therefore, classified $33.9 million as the current portion at March 31, 2020, representing the amount the Partnership expects to pay down over the next twelve months.  The long-term portion of the working capital revolving credit facility was $175.0 million at both March 31, 2020 and December 31, 2019, and the current portion was $33.9 million and $148.9 million at March 31, 2020 and December 31, 2019, respectively.  The decrease in total borrowings under the working capital revolving credit facility of $115.0 million from December 31, 2019 was primarily due to lower prices.

As of March 31, 2020, the Partnership had total borrowings outstanding under the Credit Agreement of $451.6 million, including $242.7 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $42.0 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $806.4 million and $660.2 million at March 31, 2020 and December 31, 2019, respectively.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at March 31, 2020.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on the Credit Agreement.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership had unamortized deferred financing fees of $16.7 million and $18.0 million at March 31, 2020 and December 31, 2019, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $6.9 million and $7.8 million at March 31, 2020 and December 31, 2019, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $9.1 million and $9.5 million at March 31, 2020 and December 31, 2019, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.7 million at both March 31, 2020 and December 31, 2019.

Amortization expense of approximately $1.3 million for each of the three months ended March 31, 2020 and 2019 is included in interest expense in the accompanying consolidated statements of operations.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Borrowings from working capital revolving credit facility	$417,500	$445,800
Payments on working capital revolving credit facility	(532,500)	(329,600)
Net (payments on) borrowings from working capital revolving credit facility	$(115,000)	$116,200
Net borrowings from (payments on) revolving credit facility	$50,000	$(3,000)

Fourth Amendment to the Credit Agreement

On May 7, 2020, the Partnership and certain of its subsidiaries entered into the Fourth Amendment to Third Amended and Restated Credit Agreement (the “Fourth Amendment”), which further amends the Credit Agreement.  Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

The Fourth Amendment amends certain terms, provisions and covenants of the Credit Agreement, including, without limitation:

(i)

increases by 0.125% the applicable rate under the working capital facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit;

(ii)	adds two pricing levels under the revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit;

(iii)	adds a Eurocurrency rate floor of 0.75% and a cost of funds rate floor of 0.50%;

(iv)

for the four (4) quarters commencing with the quarter ended June 30, 2020, (a) increases to Combined Total Leverage Ratio covenant levels and (b) a reduction to the Combined Interest Coverage Ratio covenant levels; and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(v)

reduces the aggregate commitments under the facilities by 10%, with the commitments under the working capital facility reduced to $770.0 million from $850.0 million and the commitments under the revolving credit facility reduced to $400.0 million from $450.0 million.

All other material terms of the Credit Agreement remain substantially the same as disclosed in Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 7.00% senior notes due 2023 outstanding at March 31, 2020.  Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Interest expense of approximately $2.3 million was recorded for each of the three months ended March 31, 2020 and 2019, which is included in interest expense in the accompanying consolidated statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.5 million for each of the three months ended March 31, 2020 and 2019.  The financing obligation balance outstanding at March 31, 2020 was $86.8 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated.  The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense was $1.1 million for each of the three months ended March 31, 2020 and 2019.  Lease rental payments were $1.2 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.  The financing obligation balance outstanding at March 31, 2020 was $62.3 million associated with the Sale-Leaseback Transaction.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at March 31, 2020:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	104,812	Thousands of barrels
Short	(107,135)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	12,902	Thousands of barrels
Short	(8,304)	Thousands of barrels

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership’s fair value hedges include exchange-traded futures contracts and OTC derivative contracts that are hedges against inventory with specific futures contracts matched to specific barrels.  The change in fair value of these futures contracts and the change in fair value of the underlying inventory generally provide an offset to each other in the consolidated statements of operations.

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2020	2019
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$48,335	$(4,661)

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(50,182)	$5,051

Derivatives Not Accounted for as Hedges

The Partnership utilizes petroleum and ethanol commodity contracts and foreign currency derivatives to hedge price and currency risk in certain commodity inventories and physical forward contracts.

Petroleum and Ethanol Commodity Contracts

The Partnership uses exchange-traded derivative contracts to hedge price risk in certain commodity inventories which do not qualify for fair value hedge accounting or are not designated by the Partnership as fair value hedges.  Additionally, the Partnership uses exchange-traded derivative contracts, and occasionally financial forward and OTC swap agreements, to hedge commodity price exposure associated with its physical forward contracts which are not designated by the Partnership as cash flow hedges.  These physical forward contracts, to the extent they meet the definition of a derivative, are considered OTC physical forwards and are reflected as derivative assets or derivative liabilities in the consolidated balance sheet.  The related exchange-traded derivative contracts (and financial forward and OTC swaps, if applicable) are also reflected as brokerage margin deposits (and derivative assets or derivative liabilities, if applicable) in the consolidated balance sheet, thereby creating an economic hedge.  Changes in fair value of these derivative instruments are recognized in the consolidated statements of operations through cost of sales.  These exchange-traded derivatives are settled on a daily basis by the Partnership through brokerage margin accounts.

While the Partnership seeks to maintain a position that is substantially balanced within its commodity product purchase and sale activities, it may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in the businesses, such as weather conditions.  In connection with managing these positions, the Partnership is aided by maintaining a constant presence in the marketplace.  The Partnership also engages in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time.  Changes in fair value of these derivative instruments are recognized in the consolidated statements of operations through cost of sales.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
Derivatives not designated as	Recognized in	March 31,
hedging instruments	Income on Derivatives	2020	2019
Commodity contracts	Cost of sales	$(450)	$9,203

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at March 31, 2020 and December 31, 2019 (in thousands):

		March 31, 2020
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$14,738	$159,115	$173,853
Forward derivative contracts (1)	Derivative assets	—	79,788	79,788
Total asset derivatives		$14,738	$238,903	$253,641

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(167,158)	$(167,158)
Forward derivative contracts (1)	Derivative liabilities	—	(11,277)	(11,277)
Total liability derivatives		$—	$(178,435)	$(178,435)

		December 31, 2019
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$31,645	$31,645
Forward derivative contracts (1)	Derivative assets	—	4,564	4,564
Total asset derivatives		$—	$36,209	$36,209

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(3,838)	$(26,354)	$(30,192)
Forward derivative contracts (1)	Derivative liabilities	—	(12,698)	(12,698)
Total liability derivatives		$(3,838)	$(39,052)	$(42,890)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value at March 31, 2020
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$78,322	$1,466	$—	$79,788
Exchange-traded/cleared derivative instruments (2)	6,695	—	—	14,440	21,135
Pension plans	14,055	—	—	—	14,055
Total assets	$20,750	$78,322	$1,466	$14,440	$114,978

Liabilities:
Forward derivative contracts (1)	$—	$(9,498)	$(1,779)	$—	$(11,277)

	Fair Value at December 31, 2019
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$4,002	$562	$—	$4,564
Exchange-traded/cleared derivative instruments (2)	1,453	—	—	33,013	34,466
Pension plans	17,099	—	—	—	17,099
Total assets	$18,552	$4,002	$562	$33,013	$56,129

Liabilities:
Forward derivative contracts (1)	$—	$(12,112)	$(586)	$—	$(12,698)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 2 inputs.  The fair values of the senior notes, estimated by observing market trading prices of the respective senior notes, were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2023	$300,000	$255,000	$300,000	$309,000
7.00% senior notes due 2027	$400,000	$298,000	$400,000	$423,000

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

The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimated range and weighted average for these inputs include the following:

	March 31, 2020			December 31, 2019
	Low	High	Weighted	Low	High	Weighted
Product	($ per barrel)	($ per barrel)	Average	($ per barrel)	($ per barrel)	Average
Crude oil	$(12.00)	$(7.75)	$(9.52)	$(4.95)	$(3.25)	$(4.88)
Propane	$3.78	$6.72	$3.78	$0.84	$15.54	$11.04

The respective weighted averages were calculated by weighting the contractual volumes of the location basis, transportation and throughput costs net of an estimated margin for current market participants.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 9.

Uncertainty in changes in the significant unobservable inputs to the fair value measurement if those inputs reasonably could have been different at the reporting date is as follows:

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at March 31, 2020 (in thousands):

Fair value at December 31, 2019	$(24)
Derivatives entered into during the period	(1,446)
Derivatives sold during the period	1,157
Realized gains (losses) recorded in cost of sales	(140)
Unrealized gains (losses) recorded in cost of sales	140
Fair value at March 31, 2020	$(313)

The Partnership’s policy is to recognize transfers between levels with the fair value hierarchy as of the beginning of the reporting period.  The Partnership also excludes any activity for derivative instruments that were not classified as Level 3 at either the beginning or end of the reporting period.

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment.  For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 7 for a discussion of the Partnership’s assets held for sale.

Note 11.    Environmental Liabilities and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2020 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	March 31,
Environmental Liability Related to:	2019	2020	2020	2020	2020
Retail gasoline stations	$55,493	$(849)	$(150)	$(333)	$54,161
Terminals	3,778	(46)	—	—	3,732
Total environmental liabilities	$59,271	$(895)	$(150)	$(333)	$57,893
Current portion	$5,009				$5,009
Long-term portion	54,262				52,884
Total environmental liabilities	$59,271				$57,893

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was $0.2 million and $0.9 million at March 31, 2020 and December 31, 2019, respectively.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments were immaterial at both March 31, 2020 and December 31, 2019.

Note 12.    Related Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice.  As of March 31, 2020, no such notice of termination was given by GPC or the Partnership.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including bonus, payroll and payroll taxes, were $27.8 million and $29.2 million for the three months ended March 31, 2020 and 2019, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents receivables from GPC and the General Partner (in thousands):

	March 31,	December 31,
	2020	2019
Receivables from GPC	$49	$53
Receivables from the General Partner (1)	10,077	7,770
Total	$10,126	$7,823

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

Note 13.    Long-Term Incentive Plan

The Partnership has a Long-Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP.  The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership.  The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards.  Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements.  Please read Note 17 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on the LTIP.

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested phantom units at December 31, 2019	562,906	9.74
Vested	(3,796)	26.38
Forfeited	(2,090)	9.28
Outstanding non—vested phantom units at March 31, 2020	557,020	9.63

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $0.3 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at March 31, 2020 was approximately $2.4 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were purchased during the three months ended March 31, 2020.

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

Note 14.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At March 31, 2020, there were 33,995,563 common units issued, including 7,402,711 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.  There have been no changes to common units or the general partner interest during the three months ended March 31, 2020.

Series A Preferred Units

At March 31, 2020, there were 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three months ended March 31, 2020.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

thereafter, cash in excess of the minimum quarterly distribution is distributed to the common unitholders and the General Partner based on the percentages as provided below.

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distribution to common unitholders during 2020 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2020	12/31/19	$0.5250	$17,848	$123	$320	$18,291

In addition, on April 27, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.39375 per unit ($1.5750 per unit on an annualized basis) on all of its outstanding common units for the period from January 1, 2020 through March 31, 2020.  On May 15, 2020, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 11, 2020.

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

The Partnership paid the following cash distribution on the Series A Preferred Units during 2020 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/18/2020	11/15/19 - 2/14/20	$0.609375	$1,682

In addition, on April 16, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from February 15, 2020 through May 14, 2020.  This distribution will be payable on May 15, 2020 to holders of record as of the opening of business on May 1, 2020.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$898,457	$1,005,705
Crude oil (1)	6,453	13,993
Other oils and related products (2)	582,568	689,508
Total	$1,487,478	$1,709,206
Product margin
Gasoline and gasoline blendstocks	$9,144	$26,990
Crude oil (1)	(4,470)	(6,226)
Other oils and related products (2)	210	14,080
Total	$4,884	$34,844
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$745,615	$830,172
Station operations (3)	98,626	104,659
Total	$844,241	$934,831
Product margin
Gasoline	$107,230	$87,425
Station operations (3)	48,641	50,960
Total	$155,871	$138,385
Commercial Segment:
Sales	$263,374	$335,589
Product margin	$5,915	$6,458
Combined sales and Product margin:
Sales	$2,595,093	$2,979,626
Product margin (4)	$166,670	$179,687
Depreciation allocated to cost of sales	(20,932)	(22,843)
Combined gross profit	$145,738	$156,844

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 105 million gallons and 111 million gallons of the GDSO segment’s sales for the three months ended March 31, 2020 and 2019, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment.  The Commercial segment’s sales were predominantly sourced by the Wholesale segment.  These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	2020	2019
Combined gross profit	$145,738	$156,844
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	40,923	41,090
Operating expenses	82,553	82,944
Lease exit and termination gain	—	(493)
Amortization expense	2,712	2,976
Net loss on sale and disposition of assets	743	553
Total operating costs and expenses	126,931	127,070
Operating income	18,807	29,774
Interest expense	(21,601)	(22,956)
Income tax benefit (expense)	5,869	(24)
Net income	3,075	6,794
Net loss attributable to noncontrolling interest	201	332
Net income attributable to Global Partners LP	$3,276	$7,126

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three months ended March 31, 2020 and 2019.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2020 and December 31, 2019 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
March 31, 2020	$517,870	$—	$1,539,389	$403,926	$2,461,185
December 31, 2019	$773,696	$—	$1,576,655	$458,076	$2,808,427

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes.  A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results.  The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period.  The valuation allowance increased by an immaterial amount for the three months ended March 31, 2020.

The Partnership computed its tax provision for the three months ended March 31, 2020 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate.  Given a reliable estimate of the annual effective tax rate cannot be made, the Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three months ended March 31, 2020.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established.  The Partnership had gross-tax effected unrecognized tax benefits of $0 and $1.0 million at March 31, 2020 and December 31, 2019, respectively.  The liability for unrecognized tax benefits for uncertain tax positions changed by $1.0 million for the three months ended March 31, 2020 as a result of closure of various statutes of limitations.

GMG files income tax returns in the United States and various state jurisdictions.  As of March 31, 2020, with few exceptions, the Partnership was subject to income tax examination by tax authorities for all years dated back to 2016.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law.  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19.  The CARES Act provides certain tax changes in response to the COVID-19 pandemic, including the temporary removal of certain limitations on the utilization of net operating losses, permitting the carryback of net operating losses generated in 2018, 2019 or 2020 to the five preceding taxable years, increasing the ability to deduct interest expense, deferring the employer

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

share of social security tax payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.  As a result, the Partnership recognized a benefit of $6.3 million related to the CARES Act net operating loss carryback provisions which is included in income tax benefit in the accompanying statement of operations for the three months ended March 31, 2020.  The Partnership expects to receive cash refunds totaling $15.8 million associated with the carryback of losses generated in 2018 to the 2016 and 2017 tax years, and this income tax receivable is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2020.

Note 17.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

Pension
Three Months Ended March 31, 2020	Pension Plan
Balance at December 31, 2019	$(5,076)
Other comprehensive loss before reclassification of loss	(2,936)
Amount of loss reclassified from accumulated other comprehensive loss	(44)
Total comprehensive loss	(2,980)
Balance at March 31, 2020	$(8,056)

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

Other

On January 31, 2020, the Partnership and Global Operating LLC (“Global Operating”) received a notice of arbitration filed against them by the minority members of Basin Transload alleging, among other things, mismanagement by the Partnership and Global Operating of certain business arrangements of Basin Transload.  Global Operating served its notice of defense, will vigorously defend its position and believes it has meritorious defenses to the filing.  The Partnership believes that it is not subject to the jurisdiction of the arbitration and filed a notice of non-jurisdiction.  On February 20, 2020, the Partnership filed a breach of contract claim against the minority members of Basin Transload in the United States District Court of Massachusetts, demanding damages in excess of $5.0 million.  On April 9, 2020, the Partnership filed its claim in the Superior Court of Middlesex County, Massachusetts, and voluntarily withdrew its claim in the United States District Court of Massachusetts on April 10, 2020.  The Partnership’s claim arises in connection with the Partnership’s payment in October 2017 of approximately $13.1 million to Tesoro in accordance with the Partnership’s guaranty of a pipeline connection agreement between Basin Transload and Tesoro.  In breach of a separate agreement among the Partnership and the minority members, each of the minority members of Basin Transload failed to reimburse the Partnership for 20% of any payments made by the Partnership to Tesoro in connection with the pipeline

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

connection agreement.  On April 13, 2020, the minority members of Basin Transload filed an action in the District Court of the Northwest Judicial District, Divide County, North Dakota, to, among other things, compel the Partnership to arbitration and seek a declaration that the minority members of Basin Transload are not liable to the Partnership for the breach of contract claim.  The Partnership denies the allegations set forth in the North Dakota action and believes it has meritorious defenses to the filing.

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

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The Partnership denied the allegations and the NYSDEC did not issue any such NOV.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorized the Partnership to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program and the NYSDEC never issued an NOV in the matter.  The CAA authorizes the EPA to take enforcement action if there are violations of the New York SIP seeking compliance and penalties.  The Partnership has denied the NOV allegations and asserts that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law occurred.  The Partnership disputed the claims alleged in the NOV and first responded to the EPA in September 2016.  The Partnership met with the EPA and provided additional information at the agency’s request.  On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV.  On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying.  The EPA did not respond with such evidence, but instead has requested that the Partnership enter into a series of tolling agreements.  The Partnership signed the tolling agreements with respect to this matter, as requested by the EPA, and such agreements currently extend through June 30, 2020.  To date, the EPA has not taken any further formal action with respect to the NOV.

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

Note 19.    New Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Partnership’s consolidated financial statements, from those disclosed in the Partnership’s 2019 Annual Report on Form 10-K, except for the following:

Accounting Standards or Updates Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  This standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license.  The Partnership adopted this standard on January 1, 2020 with no material impact on the Partnership’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement,” which amends existing guidance on disclosure requirements for fair value measurements.  This standard requires prospective application on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty.  The effects of other amendments must be applied retrospectively to all periods presented.  The Partnership adopted this standard on January 1, 2020 with no material impact on the Partnership’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” and has modified the standard thereafter, now codified as ASC 326.  ASC 326 requires that for most financial assets, losses be based on an expected loss approach, which includes estimates of losses over the life of exposure that considers historical,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

current and forecasted information.  The Partnership adopted this standard on January 1, 2020 using the modified retrospective transition method.  The adoption of this standard did not materially impact the measurement of the Partnership’s credit loss recognition and, therefore, did not have a material impact on the recognition of expected credit losses on the Partnership’s consolidated financial statements.

The Partnership is exposed to credit losses primarily through its sales of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane.  Concentration of credit risk with respect to trade receivables are limited due to the Partnership’s customer base being large and diverse.  The Partnership assesses each counterparty’s ability to pay for the products the Partnership sells by conducting a credit review.  This credit review considers the Partnership’s expected billing exposure and timing for payment and the counterparty’s established credit rating or, in the case when a credit rating is not available, the Partnership’s assessment of the counterparty’s creditworthiness based on the Partnership’s analysis of the counterparty’s financial statements.  The Partnership also considers contract terms and conditions and business strategy in its evaluation.  A credit limit is established for each counterparty based on the outcome of this review.  The Partnership may require collateralized asset support in the form of standby letters of credit, personal or corporate guarantees and/or a prepayment to mitigate credit risk.

The Partnership monitors its ongoing credit exposure through active reviews of counterparty balances against contract terms and due dates.  The Partnership’s historical experience of collecting receivables, supported by the level of default, is that credit risk is low across classes of customers and locations and trade receivables are considered to be a single class of financial assets.  Impairment for trade receivables are calculated for specific receivables with known or anticipated issues affecting the likelihood of collectability and for balances past due with a probability of default based on historical data as well as relevant forward-looking information.  The Partnership’s activities include timely account reconciliations, dispute resolutions and payment confirmations.  The Partnership utilizes internal legal counsel or collection agencies and outside legal counsel to pursue recovery of defaulted receivables.

Based on an aging analysis at March 31, 2020, approximately 97% of the Partnership’s accounts receivable were outstanding less than 30 days.

The following table presents changes in the credit loss allowance included in accounts receivable, net in the accompanying balance sheet (in thousands):

Credit Loss
Allowance
Balance at December 31, 2019	$2,729
Current period provision	223
Write-offs charged against allowance for credit losses	(8)
Recoveries collected	37
Balance at March 31, 2020	$2,981

Accounting Standards or Updates Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  This standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted.  The Partnership does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20.    Subsequent Events

Amended Credit Agreement—On May 7, 2020, the Partnership and certain of its subsidiaries entered into the fourth amendment to third amended and restated credit agreement which, among other things, provides temporary adjustments to certain covenants and reduces the total aggregate commitment by $130.0 million.  See Note 8 for additional information.

Distribution to Common Unitholders—On April 27, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.39375 per unit ($1.5750 per unit on an annualized basis) for the period from January 1, 2020 through March 31, 2020.  On May 15, 2020, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 11, 2020.

Distribution to Preferred Unitholders—On April 16, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units, covering the period from February 15, 2020 through May 14, 2020.  This distribution will be payable on May 15, 2020 to holders of record as of the opening of business on May 1, 2020.

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2020 and December 31, 2019, the Condensed Consolidating Statements of Operations for the three months ended March 31, 2020 and 2019 and the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2020 and 2019 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2020

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$52,755	$1,634	$—	$54,389
Accounts receivable, net	189,817	24	136	189,977
Accounts receivable—affiliates	10,126	136	(136)	10,126
Inventories	214,408	—	—	214,408
Brokerage margin deposits	21,135	—	—	21,135
Derivative assets	79,788	—	—	79,788
Prepaid expenses and other current assets	108,983	196	—	109,179
Total current assets	677,012	1,990	—	679,002
Property and equipment, net	1,089,488	1,952	—	1,091,440
Right of use assets, net	290,935	69	—	291,004
Intangible assets, net	44,052	—	—	44,052
Goodwill	324,341	—	—	324,341
Other assets	31,346	—	—	31,346
Total assets	$2,457,174	$4,011	$—	$2,461,185

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$145,645	$53	$—	$145,698
Accounts payable—affiliates	(253)	253	—	—
Working capital revolving credit facility—current portion	33,900	—	—	33,900
Lease liability—current portion	67,066	18	—	67,084
Environmental liabilities—current portion	5,009	—	—	5,009
Trustee taxes payable	36,082	—	—	36,082
Accrued expenses and other current liabilities	70,314	138	—	70,452
Derivative liabilities	11,277	—	—	11,277
Total current liabilities	369,040	462	—	369,502
Working capital revolving credit facility—less current portion	175,000	—	—	175,000
Revolving credit facility	242,700	—	—	242,700
Senior notes	690,944	—	—	690,944
Long-term lease liability—less current portion	234,471	42	—	234,513
Environmental liabilities—less current portion	52,884	—	—	52,884
Financing obligations	147,782	—	—	147,782
Deferred tax liabilities	52,666	—	—	52,666
Other long—term liabilities	55,102	—	—	55,102
Total liabilities	2,020,589	504	—	2,021,093

Partners' equity
Global Partners LP equity	436,585	2,134	—	438,719
Noncontrolling interest	—	1,373	—	1,373
Total partners' equity	436,585	3,507	—	440,092
Total liabilities and partners' equity	$2,457,174	$4,011	$—	$2,461,185

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

Liabilities and partners' equity
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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2020

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$2,594,807	$332	$(46)	$2,595,093
Cost of sales	2,449,117	284	(46)	2,449,355
Gross profit	145,690	48	—	145,738
Costs and operating expenses:
Selling, general and administrative expenses	40,824	99	—	40,923
Operating expenses	82,103	450	—	82,553
Amortization expense	2,712	—	—	2,712
Net loss on sale and disposition of assets	743	—	—	743
Total costs and operating expenses	126,382	549	—	126,931
Operating income (loss)	19,308	(501)	—	18,807
Interest expense	(21,601)	—	—	(21,601)
Loss before income tax benefit	(2,293)	(501)	—	(2,794)
Income tax benefit	5,869	—	—	5,869
Net income (loss)	3,576	(501)	—	3,075
Net loss attributable to noncontrolling interest	—	201	—	201
Net income attributable to Global Partners LP	3,576	(300)	—	3,276
Less: General partners' interest in net income, including incentive distribution rights	22	—	—	22
Less: Series A preferred limited partner interest in net income	1,682	—	—	1,682
Net income attributable to common limited partners	$1,872	$(300)	$—	$1,572

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$2,979,363	$365	$(102)	$2,979,626
Cost of sales	2,822,200	684	(102)	2,822,782
Gross profit (loss)	157,163	(319)	—	156,844
Costs and operating expenses:
Selling, general and administrative expenses	40,992	98	—	41,090
Operating expenses	82,529	415	—	82,944
Lease exit and termination gain	(493)	—	—	(493)
Amortization expense	2,976	—	—	2,976
Net loss on sale and disposition of assets	553	—	—	553
Total costs and operating expenses	126,557	513	—	127,070
Operating income (loss)	30,606	(832)	—	29,774
Interest expense	(22,956)	—	—	(22,956)
Income (loss) before income tax expense	7,650	(832)	—	6,818
Income tax expense	(24)	—	—	(24)
Net income (loss)	7,626	(832)	—	6,794
Net loss attributable to noncontrolling interest	—	332	—	332
Net income attributable to Global Partners LP	7,626	(500)	—	7,126
Less: General partners' interest in net income, including incentive distribution rights	304	—	—	304
Less: Series A preferred limited partner interest in net income	1,682	—	—	1,682
Net income attributable to common limited partners	$5,640	$(500)	$—	$5,140

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Three Months Ended March 31, 2020

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$137,734	$183	$137,917

Cash flows from investing activities
Capital expenditures	(11,690)	—	(11,690)
Seller note issuances	(539)	—	(539)
Proceeds from sale of property and equipment	1,189	—	1,189
Net cash used in investing activities	(11,040)	—	(11,040)

Cash flows from financing activities
Net payments on working capital revolving credit facility	(115,000)	—	(115,000)
Net borrowings from revolving credit facility	50,000	—	50,000
LTIP units withheld for tax obligations	(25)	—	(25)
Noncontrolling interest capital contribution	(600)	1,000	400
Distributions to limited partners and general partner	(19,905)	—	(19,905)
Net cash used in financing activities	(85,530)	1,000	(84,530)

Cash and cash equivalents
Increase in cash and cash equivalents	41,164	1,183	42,347
Cash and cash equivalents at beginning of period	11,591	451	12,042
Cash and cash equivalents at end of period	$52,755	$1,634	$54,389

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

•

The outbreak of COVID-19 and certain developments in global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.

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

•

Our gasoline station and convenience store business, including with the onset of the COVID-19 pandemic, could expose us to an increase in consumer litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

General

We are a master limited partnership formed in March 2005.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores.  As of March 31, 2020, we had a portfolio of 1,536 owned, leased and/or supplied gasoline stations, including 283 directly operated convenience stores, primarily in the Northeast.  We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $2.5 billion of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane for the three months ended March 31, 2020.  In addition, we had other revenues of approximately $0.1 billion for the three months ended March 31, 2020 from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

Our Perspective on Global and the COVID-19 Pandemic

Overview

In the second half of March 2020, the COVID-19 pandemic made its presence felt at home, in the office workplace and at our retail sites and terminal locations.  We have successfully executed our business continuity plans.  Today, some eight weeks later, we remain active in responding to the challenges posed by the COVID-19 pandemic and continue to provide essential products and services while prioritizing the safety of our employees, customers and vendors in the communities where we operate.

The COVID-19 pandemic has resulted in an economic downturn and greatly restricted travel to, from and within the states in which we conduct our businesses.  Federal, state and municipal “stay at home” or similar-like directives have resulted in significant decreases in the demand for gasoline and convenience store products.  Social distancing guidelines and directives limiting food operations at our convenience stores have further contributed to a reduction in in-store traffic and sales.  The demand for diesel fuel has similarly (but not as drastically) been impacted.  From mid-March into April, we saw reductions of more than 50% in gasoline volume and more than 20% in convenience store sales.

Our Response to the Pandemic

We have taken numerous operational and financial steps to address this challenging environment.  We remain well positioned to pivot and address different (and, at times, conflicting) directives from federal, state and municipal authorities designed to mitigate the spread of the COVID-19 pandemic, permit the opening of businesses and promote an economic recovery.

Operational Response

In mid-March 2020, we mandated all our office workers to work remotely, with the exception of a small skeletal team to handle discrete essential duties.  Working remotely has been successfully implemented and has long-term bandwidth.

At our stations, stores and terminals, responses and activities include the following:

•	Compliance with federal, state and municipal directives;
•	Provided gloves and masks for employees;
•	Installed plexiglass shields at registers, and established 6 foot pre-printed floor markings;
•	Provided gloves inside our stores to customers for use at fuel dispensers;
•	Sent notice to vendors and contractors regarding our COVID-19 procedures and exposure reporting requirements;
•	Developed detailed procedures for responses to known or suspected cases of COVID-19 including deep-cleaning of areas of known or suspected COVID-19 exposure;
•	Provided guidance and postings for terminal operators for social distancing, mask use, disinfection standards and management of visitors, customers and vendors;
•	Implemented procedures to exclude truck drivers from terminal operator areas;
•	Modified vessel receipt and loading/unloading procedures.

Financial Response:  Liquidity and Related Matters

With respect to providing additional financial flexibility in this uncertain environment, recent steps taken include:

•	On April 27, 2020, the Board of Directors announced a 25% reduction in our quarterly cash distribution from $0.5250 to $0.39375 per unit on all of our outstanding common units.
•	In late March, we borrowed $50.0 million under our revolving credit facility which is included in cash on the balance sheet.
•

On May 7, 2020, we executed an amendment to our credit agreement providing us with temporary covenant adjustments for four (4) quarters starting June 30, 2020, with (a) an increase in combined total leverage ratio and (b) a reduction in combined interest coverage ratio.

•

As part of the above-mentioned amendment to our credit agreement, we voluntarily reduced the revolving credit facility to $400.0 million from $450.0 million and the working capital facility to $770.0 million from $850.0 million.

•

Reduced planned expenses and reduced 2020 capital spending, with 2020 maintenance capital expenditures are now estimated at approximately $40.0 million to $50.0 million (versus $45.0 million to $55.0 million previously) and 2020 expansion capital expenditures estimated at $15.0 million to $25.0 million (versus $30.0 million to $40.0 million previously).

•	Under the CARES Act, recognition of a tax benefit in connection with the carryback of losses for which we expect to receive cash refunds of approximately $15.8 million.

Our First Quarter 2020 Performance

Since early March, the COVID-19 pandemic-related demand destruction and the price war between Saudi Arabia and Russia caused a rapid decline in fuel prices.  The price of crude (WTI) fell from $46.75/barrel on March 2, 2020 to $20.48/barrel on March 31, 2020.  Similarly, the price of wholesale gasoline (87 RBOB) on the NYMEX fell from $1.54/gallon to $0.57/gallon during the same timeframe, steepening the forward product pricing curve.  During the first quarter of 2020, this decline in prices had a positive impact on fuel margin in our GDSO segment, but a negative impact on the product margins in our Wholesale segment.

In our GDSO segment, gasoline distribution product margin increased $19.8 million, or 23% year over year, while Station Operations product margin decreased $2.4 million, or 5% year over year.  In our Wholesale segment, wholesale product margins decreased $29.9 million year over year, due to less favorable market conditions including the steepening forward product pricing curve caused by the rapid decline in prices.

Moving Forward – Our Perspective

In April, we continued to experience a decline in transportation fuels volumes and convenience store sales.  Fuel margins (cents per gallon) in our GDSO segment also declined but remain strong.  Over the past few weeks, we have seen a slight uptick in volume and convenience store sales.  We could reasonably expect volumes and sales to continue to increase as more of the economy “re-opens” and more people travel.  Some states in which we operate have announced programs to lift, in part, restrictions on travel and to allow non-essential businesses to open (with restrictions) to promote economic recovery.  However, the extent to which the COVID-19 pandemic negatively affects our operating results is and remains uncertain.  The outbreak of the COVID-19 pandemic and changing developments in global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operations and those of our customers, suppliers and other counterparties.

Our inventory management is dependent on the use of hedging instruments which are managed based on the structure of the forward pricing curve.  Daily market changes may impact periodic results due to the point-in-time valuation of these positions.  Volatility in the current oil markets resulting from COVID-19 and geopolitical events may impact our results.

Business operations today, as compared to how we conducted our business in early March, reflect changes which may well remain for an indefinite period of time.  We expect an increase in costs to comply with both governmental directives and other voluntary measures adopted by us to support the safety of our employees, customers and vendors.

Despite the steep decline in commodity prices, uncertainties surrounding the duration of the COVID-19 pandemic and the decline in demand at the pump and inside our stores, terminals, gasoline stations and convenience stores remain open, continuing to provide essential products and services.  In these uncertain times and volatile markets, we believe that we are operationally nimble and that our portfolio of assets may provide us with opportunities.  By example, our excess storage capacity in our terminal network positions us to take advantage of the contango environment resulting from the steepening forward product pricing curve.

Recent Event

Amended Credit Agreement—On May 7, 2020, we and certain of our subsidiaries entered into the fourth amendment to third amended and restated credit agreement which, among other things, provides temporary adjustments to certain covenants and reduces the total aggregate commitment by $130.0 million.  See “—Liquidity and Capital Resources—Credit Agreement.”

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

As of March 31, 2020, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	283
Commissioned agents	258
Lessee dealers	214
Contract dealers	781
Total	1,536

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

Seasonality

Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter.  Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline.  Therefore, our volumes in gasoline are typically higher in the second and third quarters of the calendar year.  However, the COVID-19 pandemic has had a significantly negative impact on gasoline demand and the extent and duration of that impact is uncertain.    As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year.  These factors may result in fluctuations in our quarterly operating results.

Outlook

This section identifies certain risks and certain economic or industry-wide factors, in addition to those described under “—Our Perspective on Global and the COVID-19 Pandemic,” that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our results of operations and financial condition depend, in part, upon the following:

•

Our businesses are influenced by the overall markets for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement. Results from our purchasing, storing, terminalling, transporting, selling and blending operations are influenced by prices for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, price volatility and the market for such products.  Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders.  Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market.  We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps.  In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive.  For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects. Our inventory management is dependent on the use of hedging instruments which are managed based on the structure of the forward pricing curve.  Daily market changes may impact periodic results due to the point-in-time valuation of these positions.  Volatility in oil markets may impact our results.  When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations.  Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.  When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor.

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

•

Our gasoline financial results, with particular impact to our GDSO segment, are seasonal and can be lower in the first and fourth quarters of the calendar year. Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter.  Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline that we sell.  Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.  The COVID-19 pandemic has had a significantly negative impact on gasoline demand and the extent and duration of that impact is uncertain.

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

•

Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil.  Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales.  Therefore, our results of operations in heating oil and residual oil for the first and fourth calendar quarters can be better than for the second and third quarters.

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

•

Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales. The EPA has implemented a Renewable Fuels Standard (“RFS”) pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007.  The RFS program seeks to promote the incorporation of renewable fuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States.  A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States.  We are exposed to volatility in the market price of RINs.  We cannot predict the future prices of RINs.  RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter.  If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected.  Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements.  A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales.  In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark-to-market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time.

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

•

Governmental action and campaigns to discourage smoking and use of other products may have a material adverse effect on our revenues and gross profit. Congress has given the FDA broad authority to regulate tobacco and nicotine products, and the FDA and states have enacted and are pursuing enaction of numerous regulations restricting the sale of such products.  These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic.  Also, increasing regulations related to and restricting the sale of vapor products and e-cigarettes may offset some of the gains we have experienced from selling these types of products.  These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Operating Expenses

Operating expenses are costs associated with the operation of the terminals, transload facilities and gasoline stations and convenience stores used in our businesses.  Lease payments, maintenance and repair, property taxes, utilities, credit card fees, taxes, labor and labor-related expenses comprise the most significant portion of our operating expenses.  While the majority of these expenses remains relatively stable, independent of the volumes through our system, they can fluctuate slightly depending on the activities performed during a specific period.  In addition, they can be impacted by new directives issued by federal, state and local governments.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net income attributable to Global Partners LP	$3,276	$7,126
EBITDA (1)	$44,676	$58,041
Adjusted EBITDA (1)	$45,419	$58,594
Distributable cash flow (2)(3)	$21,985	$27,760
Wholesale Segment:
Volume (gallons)	999,312	1,007,900
Sales
Gasoline and gasoline blendstocks	$898,457	$1,005,705
Crude oil (4)	6,453	13,993
Other oils and related products (5)	582,568	689,508
Total	$1,487,478	$1,709,206
Product margin
Gasoline and gasoline blendstocks	$9,144	$26,990
Crude oil (4)	(4,470)	(6,226)
Other oils and related products (5)	210	14,080
Total	$4,884	$34,844
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	351,422	379,734
Sales
Gasoline	$745,615	$830,172
Station operations (6)	98,626	104,659
Total	$844,241	$934,831
Product margin
Gasoline	$107,230	$87,425
Station operations (6)	48,641	50,960
Total	$155,871	$138,385
Commercial Segment:
Volume (gallons)	163,250	191,506
Sales	$263,374	$335,589
Product margin	$5,915	$6,458
Combined sales and product margin:
Sales	$2,595,093	$2,979,626
Product margin (7)	$166,670	$179,687
Depreciation allocated to cost of sales	(20,932)	(22,843)
Combined gross profit	$145,738	$156,844

GDSO portfolio as of March 31, 2020 and 2019:	2020	2019
Company operated	283	296
Commissioned agents	258	254
Lessee dealers	214	230
Contract dealers	781	798
Total GDSO portfolio	1,536	1,578

	Three Months Ended
	March 31,
	2020	2019
Weather conditions:
Normal heating degree days	2,870	2,870
Actual heating degree days	2,321	2,724
Variance from normal heating degree days	(19)%	(5)%
Variance from prior period actual heating degree days	(15)%	—%

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

(3)

Distributable cash flow includes a net loss on sale and disposition of assets of $0.7 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.  Excluding this charge, distributable cash flow would have been $22.7 million and $28.3 million for the three months ended March 31, 2020 and 2019, respectively.

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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$3,075	$6,794
Net loss attributable to noncontrolling interest	201	332
Net income attributable to Global Partners LP	3,276	7,126
Depreciation and amortization, excluding the impact of noncontrolling interest	25,668	27,935
Interest expense, excluding the impact of noncontrolling interest	21,601	22,956
Income tax (benefit) expense	(5,869)	24
EBITDA	44,676	58,041
Net loss on sale and disposition of assets	743	553
Adjusted EBITDA	$45,419	$58,594

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$137,917	$(87,037)
Net changes in operating assets and liabilities and certain non-cash items	(109,067)	122,036
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	94	62
Interest expense, excluding the impact of noncontrolling interest	21,601	22,956
Income tax (benefit) expense	(5,869)	24
EBITDA	44,676	58,041
Net loss on sale and disposition of assets	743	553
Adjusted EBITDA	$45,419	$58,594

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	March 31,
	2020	2019
Reconciliation of net income to distributable cash flow:
Net income	$3,075	$6,794
Net loss attributable to noncontrolling interest	201	332
Net income attributable to Global Partners LP	3,276	7,126
Depreciation and amortization, excluding the impact of noncontrolling interest	25,668	27,935
Amortization of deferred financing fees and senior notes discount	1,261	1,727
Amortization of routine bank refinancing fees	(940)	(1,022)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(7,280)	(8,006)
Distributable cash flow (1)(2)	21,985	27,760
Distributions to Series A preferred unitholders (3)	(1,682)	(1,682)
Distributable cash flow after distributions to Series A preferred unitholders	$20,303	$26,078

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$137,917	$(87,037)
Net changes in operating assets and liabilities and certain non-cash items	(109,067)	122,036
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	94	62
Amortization of deferred financing fees and senior notes discount	1,261	1,727
Amortization of routine bank refinancing fees	(940)	(1,022)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(7,280)	(8,006)
Distributable cash flow (1)(2)	21,985	27,760
Distributions to Series A preferred unitholders (3)	(1,682)	(1,682)
Distributable cash flow after distributions to Series A preferred unitholders	$20,303	$26,078

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.

(2)

Distributable cash flow includes a net loss on sale and disposition of assets of $0.7 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.  Excluding this charge, distributable cash flow would have been $22.7 million and $28.3 million for the three months ended March 31, 2020 and 2019, respectively.

(3)

Distributions to Series A preferred unitholders represent the distributions payable to the preferred unitholders during the period.  Distributions on the Series A Preferred Units are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $2.6 billion and $3.0 billion for the three months ended March 31, 2020 and 2019, respectively, a decrease of $0.4 billion, or 13%, primarily due to a decrease in prices.  Our aggregate volume of product sold was 1.5 billion gallons and 1.6 billion gallons for the three months ended March 31, 2020 and 2019, respectively, declining by 65 million gallons including decreases of 28 million gallons, 28 million gallons and 9 million gallons in our GDSO, Commercial and Wholesale segments, respectively.

Gross Profit

Our gross profit was $145.7 million and $156.8 million for three months ended March 31, 2020 and 2019, respectively, a decrease of $11.1 million, or 7%, primarily due to less favorable market conditions in our Wholesale segment in part due to geopolitical events and the COVID-19 pandemic, offset by higher fuel margins (cents per gallon) in our GDSO segment.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $0.9 billion and $1.0 billion for the three months ended March 31, 2020 and 2019, respectively, a decrease of $0.1 billion, or 10%, due to a decrease in prices.  Our gasoline and gasoline blendstocks product margin was $9.1 million and $27.0 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $17.9 million, or 66%, primarily due to less favorable market conditions in gasoline compared to the same period in 2019.  In March 2020, the COVID-19 pandemic and the price war between Saudi Arabia and Russia caused a rapid decline in prices, steepening the forward product pricing curve, which negatively impacted margins in the quarter.  In contrast, during the first quarter of 2019, our product margin in gasoline benefitted from tight supply due in part to planned and unplanned refinery outages.

Crude Oil.  Crude oil sales and logistics revenues were $6.5 million and $14.0 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $7.5 million, or 54%, due to decreases in prices and in volume sold.  Our crude oil product margin was ($4.4 million) and ($6.2 million) for the three months ended March 31, 2020 and 2019, respectively, improving by $1.8 million, or 29%, in part due to lower railcar related expenses.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.6 billion and $0.7 billion for the three months ended March 31, 2020 and 2019, respectively, a decrease of $0.1 billion, or 15%, primarily due to a decrease in prices.  Our product margin from other oils and related products was $0.2 million and $14.1 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $13.9 million, or 98%, primarily due to less favorable market conditions, largely in residual oil, but also in distillates as the COVID-19 pandemic and geopolitical events caused a rapid decline in prices, steepening the forward product pricing curve, which negatively impacted margins in the quarter.  In addition, our product margin in other oils and related products was negatively impacted due to significantly warmer weather during the first quarter 2020 compared to the same period in 2019.  Temperatures in the first quarter of 2020 were 19% warmer than normal and 15% warmer than the first quarter of 2019.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $0.7 billion and $0.8 billion for the three months ended March 31, 2020 and 2019, respectively, decreasing $84.6 million, or 10%, due to decreases in prices and in volume sold in part due to the impact of the COVID-19 pandemic.  Our product margin from gasoline distribution was $107.2 million and $87.4 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $19.8 million, or 23%, due to higher fuel margins (cents per gallon).  Wholesale gasoline prices declined during the quarter, primarily in March due to the COVID-19 pandemic and geopolitical events.  Declining wholesale gasoline prices can improve our gasoline product margin, the extent of which depends on the magnitude and duration of the decline.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $98.6 million and $104.6 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $6.0 million, or 6%.  Our product margin from station operations was $48.6 million and $51.0 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $2.4 million, or 5%.  The decreases in sales and product margin are primarily due to less activity at our convenience stores attributable in part to the impact of the COVID-19 pandemic.

Results for Commercial Segment

Our commercial sales were $263.4 million and $335.6 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $72.2 million, or 21%, due to decreases in prices and in volume sold.  Our commercial product margin was $5.9 million and $6.4 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $0.5 million, or 8%.

Selling, General and Administrative Expenses

SG&A expenses were $40.9 million and $41.1 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $0.2 million, including decreases of $2.5 million in incentive compensation and $0.5 million in professional fees, offset by increases of $1.3 million in wages and benefits and $1.5 million in various other SG&A expenses, primarily related to our GDSO operations.

Operating Expenses

Operating expenses were $82.5 million and $82.9 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $0.4 million, including decreases of $0.3 million associated with our terminal operations and $0.1 million associated with our GDSO operations.

Lease Exit and Termination Gain

During the three months ended March 31, 2019, we were released from certain of our remaining obligations to provide future railcar storage, freight, insurance and other services for railcars under a fleet management services agreement associated with our 2016 voluntary termination of a railcar sublease.  The release of certain obligations resulted in a $0.5 million reduction of the remaining accrued incremental costs, which benefit is included in lease exit and termination gain in the accompanying statement of operations for the three months ended March 31, 2019.

Amortization Expense

Amortization expense related to intangible assets was $2.7 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $0.3 million, or 10%.

Net Loss on Sale and Disposition of Assets

Net loss on sale and disposition of assets was $0.7 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, primarily due to the sale of GDSO sites.

Interest Expense

Interest expense was $21.6 million and $22.9 million for the three months ended March 31, 2019, respectively, a decrease of $1.3 million, or 6%, due to lower average balances on our credit facilities and lower interest rates.

Income Tax Benefit (Expense)

Income tax benefit was $5.9 million for the three months ended March 31, 2020, consisting of an income tax benefit of $6.3 million (discussed below), offset by an income tax expense of ($0.4 million) which reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.  The income tax for the three months ended March 31, 2019 was immaterial.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law.  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19.  The CARES Act provides certain tax changes in response to the COVID-19 pandemic, including the temporary removal of certain limitations on the utilization of net operating losses, permitting the carryback of net operating losses generated in 2018, 2019 or 2020 to the five preceding taxable years, increasing the ability to deduct interest expense, deferring the employer share of social security tax payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.  As a result, we recognized a benefit of $6.3 million related to the CARES Act net operating loss carryback provisions which is included in income tax benefit in the accompanying statement of operations for the three months ended March 31, 2020.  We expect to receive cash refunds totaling $15.8 million associated with the carryback of losses generated in 2018 to the 2016 and 2017 tax years, and this income tax receivable is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2020.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to the noncontrolling interest was $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, which represents the 40% noncontrolling ownership of the net loss reported.

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

Given the uncertainty surrounding the short-term and long-term impact of COVID-19, including the timing of an economic recovery, we have taken certain steps to increase liquidity and create additional financial flexibility.  Such steps include a 25% decrease to our quarterly distribution on our common units for the period from January 1, 2020 to March 31, 2020.  In addition, we borrowed $50.0 million under our revolving credit facility which is included in cash on our balance sheet.  We have reduced planned expenses and 2020 capital spending.  We amended our credit agreement to provide temporary adjustments to certain covenants.  We believe that our current level of cash and borrowing capacity under our credit agreement will be sufficient to meet our liquidity needs.

Working capital was $309.5 million and $250.6 million at March 31, 2020 and December 31, 2019, respectively, an increase of $58.9 million, primarily due to a $42.3 million increase in cash as we borrowed $50.0 million under our revolving credit facility in response to the uncertainty caused by the COVID-19 pandemic.  Other changes in current assets and current liabilities increasing working capital include (i) decreases of $227.7 million in accounts payable, $115.0 million in the current portion of our working capital revolving credit facility and $32.3 million in accrued expenses and other current liabilities, primarily due to lower prices, and (ii) an increase of $76.6 million in derivatives, for a total increase in working capital of $493.9 million, including the increase in cash.  The increase in working capital was offset by decreases of $236.1 million in inventories and $223.2 million in accounts receivable, also primarily due to lower prices.

Cash Distributions

Common Units

During 2020, we paid the following cash distribution to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2020	$18.3 million	Fourth quarter 2019

In addition, on April 27, 2020,  given the uncertainty surrounding the impact of COVID-19, the Board of Directors of our general partner declared a reduced quarterly cash distribution of $0.39375 per unit ($1.5750 per unit on an annualized basis) on all of our outstanding common units for the period from January 1, 2020 through March 31, 2020 to our common unitholders of record as of the close of business May 11, 2020.  We expect to pay the total cash distribution of approximately $13.5 million on May 15, 2020.

Preferred Units

During 2020, we paid the following cash distributions to holders of the Series A Preferred Units:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Covering
February 18, 2020	$1.7 million	November 15, 2019 - February 14, 2020

In addition, on April 16, 2020, the Board of Directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on our Series A Preferred Units for the period from February 15, 2020 through May 14, 2020 to our preferred unitholders of record as of the opening of business on May 1, 2020.  We expect to pay the total cash distribution of approximately $1.7 million on May 15, 2020.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at March 31, 2020 were as follows (in thousands):

		Payments Due by Period
	Remainder of				2024 and
Contractual Obligations	2020	2021	2022	2023	Thereafter	Total
Credit facility obligations (1)	$37,316	$312,614	$133,035	$—	$—	$482,965
Senior notes obligations (2)	35,000	49,000	49,000	338,500	512,000	983,500
Operating lease obligations (3)	65,583	80,540	54,576	42,071	112,769	355,539
Other long-term liabilities (4)	22,493	26,750	21,941	13,259	50,202	134,645
Financing obligations (5)	11,103	15,016	15,261	15,510	97,874	154,764
Total	$171,495	$483,920	$273,813	$409,340	$772,845	$2,111,413

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2020 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 29, 2022 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

(2)

Includes principal and interest on our senior notes.  No principal payments are required prior to maturity.  See Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on our senior notes.

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

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $7.3 million and $8.0 million in maintenance capital expenditures for the three months ended March 31, 2020 and 2019, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $6.3 million and $7.4 million for the three months ended March 31, 2020 and 2019, respectively, are related to our investments in our gasoline station business.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $4.4 million and $2.2 million in expansion capital expenditures for the three months ended March 31, 2020 and 2019, respectively, primarily related to investments in our gasoline station business.

We currently expect maintenance capital expenditures of approximately $40.0 million to $50.0 million and expansion capital expenditures, excluding acquisitions, of approximately $15.0 million to $25.0 million in 2020, relating primarily to investments in our gasoline station business.  These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather, the scope and duration of the COVID-19 pandemic and unanticipated events or opportunities requiring additional maintenance or investments.

We believe that we will have sufficient cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional equity and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks, including uncertainties related to the extent and duration of the COVID-19 pandemic and geopolitical events, each of which could adversely affect our cash flow.  A material decrease in our cash flows would likely have an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities.

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by (used in) operating activities	$137,917	$(87,037)
Net cash used in investing activities	$(11,040)	$(6,641)
Net cash (used in) provided by financing activities	$(84,530)	$94,195

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by (used in) operating activities was $137.9 million and ($87.0 million) for the three months ended March 31, 2020 and 2019, respectively, for a period-over-period increase in cash flow from operating activities of $224.9 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Three Months Ended		Period over
	March 31,		Period
	2020	2019	Change
Decrease (increase) in accounts receivable	$222,995	$(69,108)	$292,103
Decrease (increase) in inventories	$235,979	$(78,578)	$314,557
(Decrease) increase in accounts payable	$(227,688)	$34,219	$(261,907)
(Decrease) increase in change in derivatives	$(76,645)	$26,768	$(103,413)

For the three months ended March 31, 2020, the decreases in accounts receivable, inventories and accounts payable are largely due to the significant decrease in prices, primarily caused by the COVID-19 pandemic and geopolitical events.  The increase in operating cash flow was also impacted by the year-over-year change in derivatives of $103.4 million in part due to the significant decrease in prices and an increase in the volume of physical forward contracts.

For the three months ended March 31, 2019, the increase in accounts receivable, inventories and accounts payable was primarily due to an increase in prices.

Investing Activities

Net cash used in investing activities was $11.0 million for the three months ended March 31, 20120 and included $7.3 million in maintenance capital expenditures, $4.4 million in expansion capital expenditures and $0.5 million in seller note issuances, offset by $1.2 million in proceeds from the sale of property and equipment.  The seller note issuances represent notes we received from buyers in connection with the sale of certain of our gasoline stations.

Net cash used in investing activities was $6.6 million for the three months ended March 31, 2019 and included $8.0 million in maintenance capital expenditures, $2.2 million in expansion capital expenditures and $0.6 million in seller note issuances, offset by $4.2 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the three months ended March 31, 2020 and 2019.

Financing Activities

Net cash used in financing activities was $84.5 million for the three months ended March 31, 2020 and included $115.0 million in net payments on our working capital revolving credit facility primarily due to the significant decrease in prices and $19.9 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner.  Net cash used in financing activities was offset by $50.0 million in borrowing from our revolving credit facility in response to the uncertainty caused by the COVID-19 pandemic and $0.4 million in capital contributions from our noncontrolling interest at Basin Transload.

Net cash provided by financing activities was $94.2 million for the three months ended March 31, 2019 and included $116.2 million in net borrowing from our working capital revolving credit facility, offset by $19.0 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner and $3.0 million in net payments on our revolving credit facility.

See Note 8 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

Credit Agreement

As of March 30, 2020, certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, had a $1.3 billion senior secured credit facility.  On May 7, 2020, we and certain of our subsidiaries entered into a fourth amendment to our credit agreement which, among other things, provides temporary adjustments to certain covenants and reduces the total aggregate commitment by $130.0 million (see “–Fourth Amendment to the Credit Agreement” below).

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

As of March 31, 2020, the two facilities under the credit agreement included:

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

The average interest rates for the credit agreement were 3.5% and  4.7% for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, we had total borrowings outstanding under the credit agreement of $451.6 million, including $242.7 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $42.0 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $806.4 million and $660.2 million at March 31, 2020 and December 31, 2019, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at March 31, 2020. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on the credit agreement.

Fourth Amendment to the Credit Agreement

On May 7, 2020, we and certain of our subsidiaries entered into the Fourth Amendment to Third Amended and Restated Credit Agreement (the “Fourth Amendment”), which further amends the credit agreement.  Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the credit agreement.

The Fourth Amendment amends certain terms, provisions and covenants of the credit agreement, including, without limitation:

(i)

increases by 0.125% the applicable rate under the working capital facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit;

(ii)	adds two pricing levels under the revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit;

(iii)	adds a Eurocurrency rate floor of 0.75% and a cost of funds rate floor of 0.50%;

(iv)

for the four (4) quarters commencing with the quarter ended June 30, 2020, (a) increases to Combined Total Leverage Ratio covenant levels and (b) a reduction to the Combined Interest Coverage Ratio covenant levels; and

(v)

reduces the aggregate commitments under the facilities by 10%, with the commitments under the working capital facility reduced to $770.0 million from $850.0 million and the commitments under the revolving credit facility reduced to $400.0 million from $450.0 million.

All other material terms of the credit agreement remain substantially the same as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Senior Notes

We had 7.00% senior notes due 2027 and 7.00% senior notes due 2023 outstanding at March 31, 2020.  Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on these senior notes due 2023.

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Interest expense of approximately$2.3 million was recorded for each of the three months ended March 31, 2020 and 2019, which is included in interest expense in the accompanying consolidated statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.5 million for each of the three months ended March 31, 2020 and 2019.  The financing obligation balance outstanding at March 31, 2020 was $86.8 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated.  We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense was $1.1 million for each of the three months ended March 31, 2020 and 2019.  Lease rental payments were $1.2 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.  The financing obligation balance outstanding at March 31, 2020 was $62.3 million associated with the Sale-Leaseback Transaction.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The outbreak of COVID-19 across the United States and the responses of governmental bodies (federal, state and municipal), companies and individuals, including mandated and/or voluntary restrictions to mitigate the spread of the virus, have caused a significant economic downturn.  The uncertainty surrounding the short and long-term impact of COVID-19, including the inability to project the timing of an economic recovery, may have an impact on our use of estimates.    Actual results may differ from these estimates under different assumptions or conditions.

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report, except as described in Note 19 of Notes to Consolidated Financial Statements herein for the adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” including modifications to that standard thereafter, and now codified as ASC 326 which we adopted on January 1, 2020.

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

As of March 31, 2020, we had total borrowings outstanding under our credit agreement of $451.6 million.  Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.5 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At March 31, 2020, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31,	Effect of 10%	Effect of 10%
	2020	Price Increase	Price Decrease
Exchange traded derivative contracts	$6,695	$(9,882)	$9,882
Forward derivative contracts	68,511	(13,430)	13,430
Total	$75,206	$(23,312)	$23,312

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2020.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $21.1 million at March 31, 2020.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is included in Note 18 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results.

The outbreak of COVID-19 and certain developments in global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.

The outbreak of COVID-19 across the United States and the responses of governmental bodies (federal, state and municipal), companies and individuals, including mandated and/or voluntary restrictions to mitigate the spread of the virus, have caused a significant economic downturn.  Because there are fewer people commuting to and from work and elsewhere, fewer people traveling as a result of “stay-at-home” or similar-like directives, fewer people on the road to purchase goods or services, and fewer companies engaged in their traditional business activities who would otherwise seek such goods and/or services, there has been a decline in the demand for the products we sell and the services we provide.  These declines are further impacted by world-wide events related to production of crude oil and the related steep decline in the pricing of that product.

There is continuing uncertainty surrounding the short and long-term impact of COVID-19 to the national and state economies.  The inability to project a timely economic recovery and/or the extent of same on each of a national, state and regional basis remain prevalent.  Any prolonged period of economic distress and/or prolonged and disparate periods of economic recovery have had and could continue to have an adverse effect on our financial condition, results of operation and cash available for distribution to our unitholders.  These events could also have or cause significant adverse effects on the financial condition of our counterparties, suppliers of goods and services we purchase, and purchasers of customers of the goods and services we sell, resulting in disruption to and a decline in our business activities resulting in an adverse impact to our financial condition and results of operations.

Any of the foregoing events or conditions, or other unforeseen consequences of COVID-19 and certain developments in global oil markets, could significantly adversely affect our business and financial condition and the business and financial condition of our customers, suppliers and counterparties.  The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations depends in large part on future developments which are uncertain and cannot be predicted with any certainty at this time.  That uncertainty includes the duration (including its potential return) of the COVID-19 pandemic, the geographic regions so impacted, the extent of said impact within specific boundaries of those areas and, lastly, the impact to the local, state and national economies.

To the extent COVID-19 and certain developments in global oil markets adversely affect our business activities, financial condition and results of operations, the COVID-19 pandemic and such developments in global oil markets may also have the effect of heightening many of the other risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

4.2	—

Indenture, dated July 31, 2019, among the Issuers, the Guarantors and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 31, 2019).

10.1*	—	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2020).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed herewith.

†    Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 8, 2020		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2020		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)