Form 10-Q
period 2020-06-30
GLOBAL PARTNERS LP
filed 2020-08-06
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(781) 894-8800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units representing limited partner interests	GLP	New York Stock Exchange

9.75% Series A Fixed-to-Floating Cumulative Redeemable	GLP pr A	New York Stock Exchange
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

The issuer had 33,995,563 common units outstanding as of August 3, 2020.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$10,358	$12,042
Accounts receivable, net	232,832	413,195
Accounts receivable—affiliates	7,496	7,823
Inventories	344,026	450,482
Brokerage margin deposits	32,296	34,466
Derivative assets	48,571	4,564
Prepaid expenses and other current assets	93,397	81,940
Total current assets	768,976	1,004,512
Property and equipment, net	1,075,084	1,104,863
Right of use assets, net	282,025	296,746
Intangible assets, net	41,340	46,765
Goodwill	323,889	324,474
Other assets	30,964	31,067
Total assets	$2,522,278	$2,808,427
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$163,351	$373,386
Working capital revolving credit facility—current portion	41,700	148,900
Lease liability—current portion	70,622	68,160
Environmental liabilities—current portion	5,009	5,009
Trustee taxes payable	43,739	42,932
Accrued expenses and other current liabilities	94,586	102,802
Derivative liabilities	8,089	12,698
Total current liabilities	427,096	753,887
Working capital revolving credit facility—less current portion	175,000	175,000
Revolving credit facility	188,000	192,700
Senior notes	691,355	690,533
Long-term lease liability—less current portion	223,547	239,349
Environmental liabilities—less current portion	51,290	54,262
Financing obligations	147,400	148,127
Deferred tax liabilities	54,999	42,879
Other long—term liabilities	55,085	52,451
Total liabilities	2,013,772	2,349,188
Partners’ equity
Global Partners LP equity:
Series A preferred limited partners (2,760,000 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	67,226	67,226
Common limited partners (33,995,563 units issued and 33,840,822 outstanding at June 30, 2020 and 33,995,563 units issued and 33,867,393 outstanding at December 31, 2019)	443,326	398,535
General partner interest (0.67% interest with 230,303 equivalent units outstanding at June 30, 2020 and December 31, 2019)	(2,621)	(2,620)
Accumulated other comprehensive loss	(509)	(5,076)
Total Global Partners LP equity	507,422	458,065
Noncontrolling interest	1,084	1,174
Total partners’ equity	508,506	459,239
Total liabilities and partners’ equity	$2,522,278	$2,808,427

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales	$1,469,577	$3,507,540	$4,064,670	$6,487,166
Cost of sales	1,229,630	3,340,397	3,678,985	6,163,179
Gross profit	239,947	167,143	385,685	323,987
Costs and operating expenses:
Selling, general and administrative expenses	59,017	40,968	99,940	82,058
Operating expenses	76,714	86,451	159,267	169,395
Lease exit and termination gain	—	—	—	(493)
Amortization expense	2,713	2,977	5,425	5,953
Net gain on sale and disposition of assets	(811)	(1,128)	(68)	(575)
Long-lived asset impairment	1,724	—	1,724	—
Total costs and operating expenses	139,357	129,268	266,288	256,338
Operating income	100,590	37,875	119,397	67,649
Interest expense	(21,089)	(23,066)	(42,690)	(46,022)
Income before income tax (expense) benefit	79,501	14,809	76,707	21,627
Income tax (expense) benefit	(3,528)	(438)	2,341	(462)
Net income	75,973	14,371	79,048	21,165
Net loss attributable to noncontrolling interest	289	118	490	450
Net income attributable to Global Partners LP	76,262	14,489	79,538	21,615
Less: General partner’s interest in net income, including incentive distribution rights	511	366	533	670
Less: Series A preferred limited partner interest in net income	1,682	1,682	3,364	3,364
Net income attributable to common limited partners	$74,069	$12,441	$75,641	$17,581
Basic net income per common limited partner unit	$2.19	$0.37	$2.23	$0.52
Diluted net income per common limited partner unit	$2.17	$0.36	$2.21	$0.51
Basic weighted average common limited partner units outstanding	33,869	33,755	33,869	33,754
Diluted weighted average common limited partner units outstanding	34,204	34,286	34,248	34,259

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$75,973	$14,371	$79,048	$21,165
Other comprehensive income:
Change in fair value of cash flow hedges	5,187	—	5,187	—
Change in pension liability	2,360	736	(620)	2,480
Total other comprehensive income	7,547	736	4,567	2,480
Comprehensive income	83,520	15,107	83,615	23,645
Comprehensive loss attributable to noncontrolling interest	289	118	490	450
Comprehensive income attributable to Global Partners LP	$83,809	$15,225	$84,105	$24,095

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income	$79,048	$21,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,655	54,310
Amortization of deferred financing fees	2,567	2,554
Amortization of senior notes discount	—	773
Bad debt expense	360	339
Unit-based compensation expense	587	1,590
Write-off of financing fees	667	188
Net gain on sale and disposition of assets	(68)	(575)
Long-lived asset impairment	1,724	—
Changes in operating assets and liabilities
Accounts receivable	180,003	(39,467)
Accounts receivable-affiliate	327	704
Inventories	106,142	(40,009)
Broker margin deposits	2,170	(5,188)
Prepaid expenses, all other current assets and other assets	(12,546)	7,460
Accounts payable	(210,035)	(25,852)
Trustee taxes payable	807	(2,407)
Change in derivatives	(48,616)	25,408
Accrued expenses, all other current liabilities and other long-term liabilities	8,211	(34,485)
Net cash provided by (used in) operating activities	162,003	(33,492)
Cash flows from investing activities
Capital expenditures	(21,746)	(29,974)
Seller note issuances	(1,188)	(640)
Proceeds from sale of property and equipment	6,082	10,053
Net cash used in investing activities	(16,852)	(20,561)
Cash flows from financing activities
Net (payments on) borrowings from working capital revolving credit facility	(107,200)	102,800
Net payments on revolving credit facility	(4,700)	(8,000)
Repurchase of common units	(291)	—
LTIP units withheld for tax obligations	(30)	(32)
Noncontrolling interest capital contribution	400	—
Distributions to limited partners and general partner	(35,014)	(38,390)
Net cash (used in) provided by financing activities	(146,835)	56,378
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(1,684)	2,325
Cash and cash equivalents at beginning of period	12,042	8,121
Cash and cash equivalents at end of period	$10,358	$10,446
Supplemental information
Cash paid during the period for interest	$32,376	$34,839

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
Three and six months ended June 30, 2020	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2019	$67,226	$398,535	$(2,620)	$(5,076)	$1,174	$459,239
Net income (loss)	1,682	1,572	22	—	(201)	3,075
Noncontrolling interest capital contribution	—	—	—	—	400	400
Distributions to limited partners and general partner	(1,682)	(17,848)	(443)	—	—	(19,973)
Unit-based compensation	—	288	—	—	—	288
Other comprehensive income	—	—	—	(2,980)	—	(2,980)
LTIP units withheld for tax obligations	—	(25)	—	—	—	(25)
Dividends on repurchased units	—	68	—	—	—	68
Balance at March 31, 2020	$67,226	$382,590	$(3,041)	$(8,056)	$1,373	$440,092
Net income (loss)	1,682	74,069	511	—	(289)	75,973
Distributions to limited partners and general partner	(1,682)	(13,385)	(91)	—	—	(15,158)
Unit-based compensation	—	299	—	—	—	299
Other comprehensive income	—	—	—	7,547	—	7,547
Repurchase of common units	—	(291)	—	—	—	(291)
LTIP units withheld for tax obligations	—	(5)	—	—	—	(5)
Dividends on repurchased units	—	49	—	—	—	49
Balance at June 30, 2020	$67,226	$443,326	$(2,621)	$(509)	$1,084	$508,506

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
Three and six months ended June 30, 2019	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2018	$67,226	$437,874	$(2,509)	$(5,260)	$1,863	$499,194
Net income (loss)	1,682	5,140	304	—	(332)	6,794
Distributions to limited partners and general partner	(1,682)	(16,998)	(317)	—	—	(18,997)
Unit-based compensation	—	795	—	—	—	795
Other comprehensive income	—	—	—	1,744	—	1,744
LTIP units withheld for tax obligation	—	(8)	—	—	—	(8)
Balance at March 31, 2019	$67,226	$426,803	$(2,522)	$(3,516)	$1,531	$489,522
Net income (loss)	1,682	12,441	366	—	(118)	14,371
Distributions to limited partners and general partner	(1,682)	(17,338)	(373)	—	—	(19,393)
Unit-based compensation	—	795	—	—	—	795
Other comprehensive income	—	—	—	736	—	736
LTIP units withheld for tax obligation	—	(24)	—	—	—	(24)
Balance at June 30, 2019	$67,226	$422,677	$(2,529)	$(2,780)	$1,413	$486,007

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of June 30, 2020, the Partnership had a portfolio of 1,532 owned, leased and/or supplied gasoline stations, including 277 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of June 30, 2020, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,143,205 common units, representing a 18.1% limited partner interest.

Recent Event

Amended Credit Agreement—On May 7, 2020, the Partnership and certain of its subsidiaries entered into the fourth amendment to third amended and restated credit agreement which, among other things, provides temporary adjustments to certain covenants and reduces the total aggregate commitment by $130.0 million. See Note 8 for additional information.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2020. The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Concentration of Risk

Due to the nature of the Partnership’s businesses and its reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which the Partnership operates, increasing the demand for gasoline. Therefore, the Partnership’s volumes in gasoline are typically higher in the second and third quarters of the calendar year. However, the COVID-19 pandemic has had a negative impact on gasoline demand and the extent and duration of that impact is uncertain. As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in the Partnership’s quarterly operating results.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	69%	81%	67%	74%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	23%	15%	27%	22%
Crude oil sales and crude oil logistics revenue	1%	1%	1%	1%
Convenience store sales, rental income and sundries	7%	3%	5%	3%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Wholesale segment	43%	20%	27%	20%
Gasoline Distribution and Station Operations segment	56%	77%	71%	77%
Commercial segment	1%	3%	2%	3%
Total	100%	100%	100%	100%

See Note 15, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and six months ended June 30, 2020 and 2019.

Note 2.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended June 30, 2020
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$208,121	$455,161	$78,011	$741,293
Station operations	—	86,967	—	86,967
Total revenue from contracts with customers	208,121	542,128	78,011	828,260
Other sales:
Revenue originating as physical forward contracts and exchanges	568,700	—	54,951	623,651
Revenue from leases	538	17,128	—	17,666
Total other sales	569,238	17,128	54,951	641,317
Total sales	$777,359	$559,256	$132,962	$1,469,577

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2019
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$339,562	$1,025,669	$211,817	$1,577,048
Station operations	—	102,889	—	102,889
Total revenue from contracts with customers	339,562	1,128,558	211,817	1,679,937
Other sales:
Revenue originating as physical forward contracts and exchanges	1,664,440	—	145,000	1,809,440
Revenue from leases	526	17,637	—	18,163
Total other sales	1,664,966	17,637	145,000	1,827,603
Total sales	$2,004,528	$1,146,195	$356,817	$3,507,540

	Six Months Ended June 30, 2020
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$638,461	$1,200,776	$225,626	$2,064,863
Station operations	—	167,869	—	167,869
Total revenue from contracts with customers	638,461	1,368,645	225,626	2,232,732
Other sales:
Revenue originating as physical forward contracts and exchanges	1,625,297	—	170,710	1,796,007
Revenue from leases	1,079	34,852	—	35,931
Total other sales	1,626,376	34,852	170,710	1,831,938
Total sales	$2,264,837	$1,403,497	$396,336	$4,064,670

	Six Months Ended June 30, 2019
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$883,479	$1,855,841	$390,159	$3,129,479
Station operations	—	189,516	—	189,516
Total revenue from contracts with customers	883,479	2,045,357	390,159	3,318,995
Other sales:
Revenue originating as physical forward contracts and exchanges	2,829,212	—	302,247	3,131,459
Revenue from leases	1,043	35,669	—	36,712
Total other sales	2,830,255	35,669	302,247	3,168,171
Total sales	$3,713,734	$2,081,026	$692,406	$6,487,166

Nature of Goods and Services

Revenue from Contracts with Customers (ASC 606):

●	Refined petroleum products, renewable fuels, crude oil and propane sales—Under the Partnership’s Wholesale, Gasoline Distribution and Station Operations (“GDSO”) and Commercial segments, revenue is recognized at the point where control of the product is transferred to the customer and collectability is reasonably assured.

●	Station operations—Revenue from convenience store sales of grocery and other merchandise and sundries (such as car wash sales and lottery and ATM commissions) is recognized at the time of the sale to the customer.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Revenue:

●	Revenue Originating as Physical Forward Contracts and Exchanges—The Partnership’s commodity contracts and derivative instrument activity include physical forward commodity sale contracts. The Partnership does not take the normal purchase and sale exemption available under ASC 815, “Derivatives and Hedging,” for any of its physical forward contracts. This income is recognized under ASC 815 and is included in sales at the contract value at the point where control of the product is transferred to the customer. Income from net exchange differentials included in sales is recognized under ASC 845, “Nonmonetary Transactions,” upon delivery of product to exchange partners.

●	Revenue from Leases—The Partnership has rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of the Partnership’s terminals.

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both June 30, 2020 and December 31, 2019.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2020 and December 31, 2019 excludes 154,741 and 128,170 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 13). These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Series A Preferred Units (as defined in Note 14) are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to Series A preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$76,262	$75,751	$511	$—	$14,489	$14,123	$366	$—
Declared distribution	$15,701	$15,595	$106	$—	$17,895	$17,508	$118	$269
Assumed allocation of undistributed net (income) loss	60,561	60,156	405	—	(3,406)	(3,385)	(21)	—
Assumed allocation of net income	$76,262	$75,751	$511	$—	$14,489	$14,123	$97	$269
Less net income attributable to Series A preferred limited partners		1,682				1,682
Net income attributable to common limited partners		$74,069				$12,441
Denominator:
Basic weighted average common units outstanding		33,869				33,755
Dilutive effect of phantom units		335				531
Diluted weighted average common units outstanding		34,204				34,286
Basic net income per common limited partner unit		$2.19				$0.37
Diluted net income per common limited partner unit		$2.17				$0.36

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$79,538	$79,005	$533	$—	$21,615	$20,945	$670	$—
Declared distribution	$29,177	$28,980	$197	$—	$35,606	$34,846	$235	$525
Assumed allocation of undistributed net income (loss)	50,361	50,025	336	—	(13,991)	(13,901)	(90)	—
Assumed allocation of net income	$79,538	$79,005	$533	$—	$21,615	$20,945	$145	$525
Less net income attributable to Series A preferred limited partners		3,364				3,364
Net income attributable to common limited partners		$75,641				$17,581
Denominator:
Basic weighted average common units outstanding		33,869				33,754
Dilutive effect of phantom units		379				505
Diluted weighted average common units outstanding		34,248				34,259
Basic net income per common limited partner unit		$2.23				$0.52
Diluted net income per common limited partner unit		$2.21				$0.51

The board of directors of the General Partner declared the following quarterly cash distributions on its common units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 27, 2020	$0.39375	March 31, 2020
July 31, 2020	$0.45875	June 30, 2020

The board of directors of the General Partner declared the following quarterly cash distributions on its Series A Preferred Units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 16, 2020	$0.609375	February 15, 2020 - May 14, 2020
July 20, 2020	$0.609375	May 15, 2020 - August 14, 2020

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Distillates: home heating oil, diesel and kerosene	$173,970	$222,202
Gasoline	72,417	120,958
Gasoline blendstocks	30,490	39,702
Crude oil	22,315	16,018
Residual oil	21,786	26,521
Propane and other	45	1,356
Renewable identification numbers (RINs)	687	1,329
Convenience store inventory	22,316	22,396
Total	$344,026	$450,482

The decrease in inventories, with the exception of convenience store inventory and RINs, is due to lower prices at June 30, 2020 compared to December 31, 2019.

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $5.7 million and $9.2 million at June 30, 2020 and December 31, 2019, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $5.4 million and $17.6 million at June 30, 2020 and December 31, 2019, respectively. Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2019	$324,474
Dispositions (1)	(585)
Balance at June 30, 2020	$323,889
(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets. See Note 7.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Buildings and improvements	$1,208,887	$1,196,502
Land	450,474	452,104
Fixtures and equipment	34,208	46,848
Idle plant assets	30,500	30,500
Construction in process	29,230	27,951
Capitalized internal use software	30,275	33,502
Total property and equipment	1,783,574	1,787,407
Less accumulated depreciation	708,490	682,544
Total	$1,075,084	$1,104,863

Property and equipment includes assets held for sale of $0.2 million and $4.6 million at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, the Partnership had a $42.9 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at June 30, 2020 and December 31, 2019.

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

Evaluation of Long-Lived Asset Impairment

The Partnership recognized an impairment charge relating to certain right of use assets allocated to the Wholesale segment in the amount of $1.7 million for each of the three and six months ended June 30, 2020, which is included in long-lived asset impairment in the accompanying statements of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Periodic divestiture of gasoline stations	$(650)	$—	(278)	(142)
Strategic asset divestiture program - Real estate firm coordinated sale	(168)	(1,433)	(100)	(1,730)
Loss on assets held for sale	—	480	406	1,265
Other	7	(175)	(96)	32
Total	$(811)	$(1,128)	$(68)	$(575)

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations. The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net gain on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a gain of ($0.6 million) and $0 for the three months ended June 30, 2020 and 2019, respectively, and ($0.3 million) and ($0.1 million) for the six months ended June 30, 2020, and 2019, respectively.

Strategic Asset Divestiture Program

The Partnership identified certain non-strategic GDSO sites that are part of its Strategic Asset Divestiture Program (the “Divestiture Program”). The gain or loss on the sales of these sites, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net gain on sale and disposition of assets in the accompanying consolidated statements of operations.

Real Estate Firm Coordinated Sales—The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites. The Partnership sold two sites and three sites during the three and six months ended June 30, 2020, respectively. The Partnership recognized a gain of ($0.2 million) and ($0.1 million) on the sales of these sites for the three and six months ended June 30, 2020, respectively, including the derecognition of $0.5 million and $0.6 million of GDSO goodwill for these respective periods.

The Partnership recognized a gain of ($1.4 million) and ($1.7 million) on the sales of sites for the three and six months ended June 30, 2019, respectively, including the derecognition of $1.3 million and $2.2 million of GDSO goodwill for these respective periods.

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale. Impairment charges related to assets held for sale are included in net gain on sale and disposition of assets in the accompanying consolidated statements of operations.

The Partnership classified 1 site as held for sale at June 30, 2020 associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales discussed above. Impairment charges related to these assets held for sale were $0 and $0.4 million for the three and six months ended June 30, 2020, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership recorded impairment charges related to assets held for sale associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales in the amount of $0.5 million and $1.3 million for the three and six months ended June 30, 2019, respectively.

Assets held for sale of $0.2 million and $4.6 million at June 30, 2020 and December 31, 2019, respectively, are included in property and equipment in the accompanying consolidated balance sheets. Assets held for sale are expected to be sold within the next 12 months.

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

Note 8.    Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.17 billion senior secured credit facility (the “Credit Agreement”) which was amended on May 7, 2020 to, among other things, provide temporary adjustments to certain covenants and reduce the total aggregate commitment by $130.0 million from $1.3 billion (see “–Fourth Amendment to the Credit Agreement” below). The Credit Agreement matures on April 29, 2022.

There are two facilities under the Credit Agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $770.0 million; and

●	a $400.0 million revolving credit facility to be used for general corporate purposes.

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

The average interest rates for the Credit Agreement were 2.8% and 4.5% for the three months ended June 30, 2020 and 2019, respectively, and 3.1% and 4.6% for the six months ended June 30, 2020 and 2019, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at June 30, 2020 the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $175.0 million over the next twelve months and, therefore, classified $41.7 million as the current portion at June 30, 2020, representing the amount the Partnership expects to pay down over the next twelve months. The long-term portion of the working capital revolving credit facility was $175.0 million at both June 30, 2020 and December 31, 2019, and the current portion was $41.7 million and $148.9 million at June 30, 2020 and December 31, 2019, respectively. The decrease in total borrowings under the working capital revolving credit facility of $107.2 million from December 31, 2019 was in part due to lower prices.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2020, the Partnership had total borrowings outstanding under the Credit Agreement of $404.7 million, including $188.0 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $39.9 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $725.4 million and $660.2 million at June 30, 2020 and December 31, 2019, respectively.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at June 30, 2020. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement). In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on the Credit Agreement.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In connection with the Fourth Amendment (as defined below) in May 2020, the Partnership capitalized additional financing fees of $1.2 million. Also in connection with the Fourth Amendment, the Partnership incurred expenses of approximately $0.7 million associated with the write-off of a portion of the related deferred financing fees. These expenses are included in interest expense in the accompanying consolidated statements of operations for the three and six months ended June 30, 2020. The Partnership had unamortized deferred financing fees of $15.9 million and $18.0 million at June 30, 2020 and December 31, 2019, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $6.6 million and $7.8 million at June 30, 2020 and December 31, 2019, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $8.6 million and $9.5 million at June 30, 2020 and December 31, 2019, respectively. Unamortized fees related to the Sale-Leaseback Transaction (defined below) are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.7 million at both June 30, 2020 and December 31, 2019.

Amortization expense of approximately $1.3 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively, is included in interest expense in the accompanying consolidated statements of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Borrowings from working capital revolving credit facility	$680,100	$881,700
Payments on working capital revolving credit facility	(787,300)	(778,900)
Net (payments on) borrowings from working capital revolving credit facility	$(107,200)	$102,800
Borrowings from revolving credit facility	$50,000	$—
Payments on revolving credit facility	(54,700)	(8,000)
Net payments on revolving credit facility	$(4,700)	$(8,000)

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

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 7.00% senior notes due 2023 outstanding at June 30, 2020. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on these senior notes.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”). In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of approximately $2.3 million was recorded for each of the three months ended June 30, 2020 and 2019, and $4.6 million and $4.7 million was recorded for the six months ended June 30, 2020 and 2019, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.5 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively, and $5.0 million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively. The financing obligation balance outstanding at June 30, 2020 was $86.6 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated. The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $1.1 million for each of the three months ended June 30, 2020 and 2019 and $2.2 million for each of the six months ended June 30, 2020 and 2019. Lease rental payments were $1.1 million for each of the three months ended June 30, 2020 and 2019, and $2.3 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. The financing obligation balance outstanding at June 30, 2020 was $62.2 million associated with the Sale-Leaseback Transaction.

Note 9.    Derivative Financial Instruments

The Partnership principally uses derivative instruments, which include regulated exchange-traded futures and options contracts (collectively, “exchange-traded derivatives”) and physical and financial forwards and over-the-counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce its exposure to unfavorable changes in commodity market prices. The Partnership uses these exchange-traded and OTC derivatives to hedge commodity price risk associated with its inventory, fuel purchases and undelivered forward commodity purchases and sales (“physical forward contracts”). The Partnership accounts for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” and recognizes derivatives instruments as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented currently in earnings, unless specific hedge accounting criteria are met.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at June 30, 2020:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	84,325	Thousands of barrels
Short	(87,917)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	11,185	Thousands of barrels
Short	(7,599)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

Derivatives Accounted for as Hedges

The Partnership utilizes fair value hedges and cash flow hedges to hedge commodity price risk.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2020	2019	2020	2019
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(46,637)	$5,899	$1,698	$1,238

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$44,025	$(8,036)	$(6,157)	$(2,985)

Cash Flow Hedges

The Partnership’s sales and cost of sales fluctuate with changes in commodity prices. In addition to the Partnership’s commodity price risk associated with its inventory and undelivered forward commodity purchases and sales, the Partnership’s gross profit may fluctuate in periods where commodity prices are rising or declining depending on the magnitude and duration of the commodity price change. In the Partnership’s GDSO segment, the Partnership has observed trends where margins may improve in periods where wholesale gasoline prices are declining and margins may compress during periods where wholesale gasoline prices are rising. Additionally, the Partnership has certain operating costs that are indirectly impacted by fluctuations in commodity prices such that its operating costs may increase during periods where margins compress and, conversely, operating costs may decrease during periods where margins improve. To hedge the Partnership’s cash flow risk as a result of this observed trend in the GDSO segment, the Partnership has entered into exchange-traded commodity swap contracts and has designated them as a cash flow hedge of its fuel purchases designed to reduce its cost of fuel if market prices rise through 2021 or increase its cost of fuel if market prices decrease through 2021. For a derivative instrument being designated as a cash flow hedge, the effective portion of the derivative gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the consolidated statement of income through cost of goods sold in the same period that the hedged exposure affects earnings.

The amount of gain (loss) recognized in other comprehensive income for derivatives designated in cash flow hedging relationships was $5.4 million for each of the three and six months ended June 30, 2020. The amount of gain (loss) reclassified from other comprehensive income into cost of sales for derivatives designated in cash flow hedging relationships was $0.2 million for each of the three and six months ended June 30, 2020. The amount of gain (loss) recognized in other comprehensive income as of June 30, 2020 and expected to be reclassified into earnings within the next 12 months is $3.4 million.

Derivatives Not Accounted for as Hedges

The Partnership utilizes petroleum and ethanol commodity contracts to hedge price and currency risk in certain commodity inventories and physical forward contracts.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives not designated as	Recognized in	June 30,		June 30,
hedging instruments	Income on Derivatives	2020	2019	2020	2019
Commodity contracts	Cost of sales	$4,516	$5,922	$4,066	$15,125

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at June 30, 2020 and December 31, 2019 (in thousands):

		June 30, 2020
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$5,432	$73,174	$78,606
Forward derivative contracts (1)	Derivative assets	—	48,571	48,571
Total asset derivatives		$5,432	$121,745	$127,177

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(13,330)	$(71,571)	$(84,901)
Forward derivative contracts (1)	Derivative liabilities	—	(8,089)	(8,089)
Total liability derivatives		$(13,330)	$(79,660)	$(92,990)

		December 31, 2019
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$31,645	$31,645
Forward derivative contracts (1)	Derivative assets	—	4,564	4,564
Total asset derivatives		$—	$36,209	$36,209

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(3,838)	$(26,354)	$(30,192)
Forward derivative contracts (1)	Derivative liabilities	—	(12,698)	(12,698)
Total liability derivatives		$(3,838)	$(39,052)	$(42,890)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value at June 30, 2020
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$47,852	$719	$—	$48,571
Exchange-traded/cleared derivative instruments (2)	(6,295)	—	—	38,591	32,296
Pension plans	16,668	—	—	—	16,668
Total assets	$10,373	$47,852	$719	$38,591	$97,535

Liabilities:
Forward derivative contracts (1)	$—	$(7,746)	$(343)	$—	$(8,089)

	Fair Value at December 31, 2019
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$4,002	$562	$—	$4,564
Exchange-traded/cleared derivative instruments (2)	1,453	—	—	33,013	34,466
Pension plans	17,099	—	—	—	17,099
Total assets	$18,552	$4,002	$562	$33,013	$56,129

Liabilities:
Forward derivative contracts (1)	$—	$(12,112)	$(586)	$—	$(12,698)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	June 30, 2020		December 31, 2019
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2023	$300,000	$285,000	$300,000	$309,000
7.00% senior notes due 2027	$400,000	$371,000	$400,000	$423,000

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

The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants. The estimated range and weighted average for these inputs include the following:

	June 30, 2020			December 31, 2019
	Low	High	Weighted	Low	High	Weighted
Product	($ per barrel)	($ per barrel)	Average	($ per barrel)	($ per barrel)	Average
Crude oil	$(3.75)	$(2.00)	$(3.26)	$(4.95)	$(3.25)	$(4.88)
Propane	$—	$—	$—	$0.84	$15.54	$11.04

The respective weighted averages were calculated by weighting the contractual volumes of the location basis, transportation and throughput costs net of an estimated margin for current market participants. The Partnership ceased marketing propane during the quarter ended June 30, 2020 and, therefore, inputs were not required at June 30, 2020. Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 9.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at June 30, 2020 (in thousands):

Fair value at December 31, 2019	$(24)
Derivatives entered into during the period	(121)
Derivatives sold during the period	497
Realized gains (losses) recorded in cost of sales	24
Fair value at June 30, 2020	$376

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

Note 11.    Environmental Liabilities and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2020 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	June 30,
Environmental Liability Related to:	2019	2020	2020	2020	2020
Retail gasoline stations	$55,493	$(1,538)	$(918)	$(437)	$52,600
Terminals	3,778	(79)	—	—	3,699
Total environmental liabilities	$59,271	$(1,617)	$(918)	$(437)	$56,299
Current portion	$5,009				$5,009
Long-term portion	54,262				51,290
Total environmental liabilities	$59,271				$56,299

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $0.3 million and $0.9 million at June 30, 2020 and December 31, 2019, respectively.

The Partnership may enter into RIN forward purchase and sales commitments. Total losses from firm non-cancellable commitments were immaterial at both June 30, 2020 and December 31, 2019.

Note 12.    Related Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner. The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice. As of June 30, 2020, no such notice of termination was given by GPC or the Partnership.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $42.4 million and $28.8 million for the three months ended June 30, 2020 and 2019, respectively, and $70.2 million and $58.0 million for the six months ended June 30, 2020 and 2019, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents receivables from GPC and the General Partner (in thousands):

	June 30,	December 31,
	2020	2019
Receivables from GPC	$25	$53
Receivables from the General Partner (1)	7,471	7,770
Total	$7,496	$7,823
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

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

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested phantom units at December 31, 2019	562,906	9.74
Vested	(5,129)	25.84
Forfeited	(2,090)	9.28
Outstanding non—vested phantom units at June 30, 2020	555,687	9.59

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $0.3 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $0.6 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at June 30, 2020 was approximately $2.1 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity. Since the Repurchase Program was implemented, the General Partner repurchased 868,505 common units pursuant to the Repurchase Program for approximately $25.1 million, of which approximately $0.3 million were purchased during each of the three and six months ended June 30, 2020.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement. The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement. In accordance with the Agreement, the Partnership paid members of the General Partner $0 for each of the three months ended June 30, 2020 and 2019, and $0.3 million in the aggregate for each of the six months ended June 30, 2020 and 2019.

Note 14.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At June 30, 2020, there were 33,995,563 common units issued, including 6,143,205 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the three and six months ended June 30, 2020.

Series A Preferred Units

At June 30, 2020, there were 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three and six months ended June 30, 2020.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2020 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2020	12/31/19	$0.52500	$17,848	$123	$320	$18,291
5/15/2020	03/31/20	0.39375	13,385	91	—	13,476

In addition, on July 31, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.45875 per unit ($1.8350 per unit on an annualized basis) on all of its outstanding common units for the period from April 1, 2020 through June 30, 2020. On August 14, 2020, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 10, 2020.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership paid the following cash distributions on the Series A Preferred Units during 2020 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/18/2020	11/15/19 - 2/14/20	$0.609375	$1,682
5/15/2020	2/15/20 - 5/14/20	0.609375	1,682

In addition, on July 20, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from May 15, 2020 through August 14, 2020. This distribution will be payable on August 17, 2020 to holders of record as of the opening of business on August 3, 2020.

Note 15.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$516,326	$1,634,618	$1,414,783	$2,640,323
Crude oil (1)	9,039	28,535	15,492	42,528
Other oils and related products (2)	251,994	341,375	834,562	1,030,883
Total	$777,359	$2,004,528	$2,264,837	$3,713,734
Product margin
Gasoline and gasoline blendstocks	$57,779	$29,384	$66,923	$56,374
Crude oil (1)	9,203	(798)	4,733	(7,024)
Other oils and related products (2)	44,523	9,415	44,733	23,495
Total	$111,505	$38,001	$116,389	$72,845
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$455,161	$1,025,669	$1,200,776	$1,855,841
Station operations (3)	104,095	120,526	202,721	225,185
Total	$559,256	$1,146,195	$1,403,497	$2,081,026
Product margin
Gasoline	$96,770	$87,874	$204,000	$175,299
Station operations (3)	48,801	57,552	97,442	108,512
Total	$145,571	$145,426	$301,442	$283,811
Commercial Segment:
Sales	$132,962	$356,817	$396,336	$692,406
Product margin	$3,003	$4,546	$8,918	$11,004
Combined sales and Product margin:
Sales	$1,469,577	$3,507,540	$4,064,670	$6,487,166
Product margin (4)	$260,079	$187,973	$426,749	$367,660
Depreciation allocated to cost of sales	(20,132)	(20,830)	(41,064)	(43,673)
Combined gross profit	$239,947	$167,143	$385,685	$323,987
(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 83 million gallons and 119 million gallons of the GDSO segment’s sales for the three months ended June 30, 2020 and 2019, respectively, and 188 million gallons and 230 million gallons of the GDSO segment’s sales for the six months ended June 30, 2020 and 2019, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Combined gross profit	$239,947	$167,143	$385,685	$323,987
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	59,017	40,968	99,940	82,058
Operating expenses	76,714	86,451	159,267	169,395
Lease exit and termination gain	—	—	—	(493)
Amortization expense	2,713	2,977	5,425	5,953
Net gain on sale and disposition of assets	(811)	(1,128)	(68)	(575)
Long-lived asset impairment	1,724	—	1,724	—
Total operating costs and expenses	139,357	129,268	266,288	256,338
Operating income	100,590	37,875	119,397	67,649
Interest expense	(21,089)	(23,066)	(42,690)	(46,022)
Income tax (expense) benefit	(3,528)	(438)	2,341	(462)
Net income	75,973	14,371	79,048	21,165
Net loss attributable to noncontrolling interest	289	118	490	450
Net income attributable to Global Partners LP	$76,262	$14,489	$79,538	$21,615

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and six months ended June 30, 2020 and 2019.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at June 30, 2020 and December 31, 2019 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
June 30, 2020	$642,907	$—	$1,537,103	$342,268	$2,522,278
December 31, 2019	$773,696	$—	$1,576,655	$458,076	$2,808,427

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

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period. The valuation allowance decreased by an immaterial amount for the six months ended June 30, 2020.

The Partnership computed its tax provision for the three and six months ended June 30, 2020 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate. Given a reliable estimate of the annual effective tax rate cannot be made, the Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three and six months ended June 30, 2020.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had gross-tax effected unrecognized tax benefits of $0 and $1.0 million at June 30, 2020 and December 31, 2019, respectively. The liability for unrecognized tax benefits for uncertain tax positions changed by $1.0 million for the six months ended June 30, 2020 as a result of closure of various statutes of limitations.

GMG files income tax returns in the United States and various state jurisdictions. As of June 30, 2020, with few exceptions, the Partnership was subject to income tax examination by tax authorities for all years dated back to 2016.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides certain tax changes in response to the COVID-19 pandemic, including the temporary removal of certain limitations on the utilization of net operating losses, permitting the carryback of net operating losses generated in 2018, 2019 or 2020 to the five preceding taxable years, increasing the ability to deduct interest expense, deferring the employer share of social security tax payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As a result, the Partnership recognized a benefit of $6.3 million related to the CARES Act net operating loss carryback provisions which is included in income tax benefit in the accompanying statement of operations for the six months ended June 30, 2020. The Partnership expects to receive cash refunds totaling $15.8 million associated with the carryback of losses generated in 2018 to the 2016 and 2017 tax years, and this income tax receivable is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of June 30, 2020.

Note 17.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Pension	Derivatives Designated as
Three Months Ended June 30, 2020	Plan	Cash Flow Hedges	Total
Balance at March 31, 2020	$(8,056)	$—	$(8,056)
Other comprehensive income before reclassification of (gain) loss	2,403	5,421	7,824
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	(43)	(234)	(277)
Total comprehensive income	2,360	5,187	7,547
Balance at June 30, 2020	$(5,696)	$5,187	$(509)

	Pension	Derivatives Designated as
Six Months Ended June 30, 2020	Plan	Cash Flow Hedges	Total
Balance at December 31, 2019	$(5,076)	$—	$(5,076)
Other comprehensive income before reclassification of (gain) loss	(533)	5,421	4,888
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	(87)	(234)	(321)
Total comprehensive income	(620)	5,187	4,567
Balance at June 30, 2020	$(5,696)	$5,187	$(509)

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

Other

On June 1, 2020, Basin Transload filed for reorganization in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the United States Bankruptcy Code. The Partnership believes that the filing for reorganization and the resulting adjudication thereof will not have a material adverse effect on its financial condition, results of operations and cash available for distribution to its unitholders.

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

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP. The Partnership denied the allegations and the NYSDEC did not issue any such NOV. The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils. The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorized the Partnership to increase the throughput of crude oil at the Albany Terminal. According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements. The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program and the NYSDEC never issued an NOV in the matter. The CAA authorizes the EPA to take enforcement action if there are violations of the New York SIP seeking compliance and penalties. The Partnership has denied the NOV allegations and asserts that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law occurred. The Partnership disputed the claims alleged in the NOV and first responded to the EPA in September 2016. The Partnership met with the EPA and provided additional information at the agency’s request. On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV. On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying. The EPA did not respond with such evidence, but instead has requested that the Partnership enter into a series of tolling agreements. The Partnership signed the tolling agreements with respect to this matter, as requested by the EPA, and such agreements currently extend through December 31, 2020. To date, the EPA has not taken any further formal action with respect to the NOV.

By letter dated January 25, 2017, the Partnership received a notice of intent to sue (the “2017 NOI”) from Earthjustice related to alleged violations of the CAA; specifically alleging that the Partnership was operating the Albany Terminal without a valid CAA Title V Permit. On February 9, 2017, the Partnership responded to Earthjustice advising that the 2017 NOI was without factual or legal merit and that the Partnership would move to dismiss any action commenced by Earthjustice. No action was taken by either the EPA or the NYSDEC with regard to the Earthjustice allegations. At this time, there has been no further action taken by Earthjustice. Neither the EPA nor the NYSDEC has followed up on the 2017 NOI. The Albany Terminal is currently operating pursuant to its Title V Permit, which has been extended in accordance with the State Administrative Procedures Act. Additionally, the Partnership has submitted a Title V Permit renewal and a request for modifications to its existing Title V Permit. The Partnership believes that it has meritorious defenses against all allegations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Based on an aging analysis at June 30, 2020, approximately 98% of the Partnership’s accounts receivable were outstanding less than 30 days.

The following table presents changes in the credit loss allowance included in accounts receivable, net in the accompanying balance sheet (in thousands):

Credit Loss
Allowance
Balance at December 31, 2019	$2,729
Current period provision	360
Write-offs charged against allowance for credit losses	(11)
Recoveries collected	165
Balance at June 30, 2020	$3,243

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

Note 20.    Subsequent Events

Distribution to Common Unitholders—On July 31, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.45875 per unit ($1.8350 per unit on an annualized basis) for the period from April 1, 2020 through June 30, 2020. On August 14, 2020, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 10, 2020

Distribution to Preferred Unitholders—On July 20, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units, covering the period from May 15, 2020 through August 14, 2020. This distribution will be payable on August 17, 2020 to holders of record as of the opening of business on August 3, 2020.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2020 and December 31, 2019, the Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2020 and 2019 and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2020 and 2019 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

June 30, 2020

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,027	$1,331	$—	$10,358
Accounts receivable, net	232,594	171	67	232,832
Accounts receivable—affiliates	7,496	67	(67)	7,496
Inventories	344,026	—	—	344,026
Brokerage margin deposits	32,296	—	—	32,296
Derivative assets	48,571	—	—	48,571
Prepaid expenses and other current assets	93,146	251	—	93,397
Total current assets	767,156	1,820	—	768,976
Property and equipment, net	1,073,386	1,698	—	1,075,084
Right of use assets, net	281,960	65	—	282,025
Intangible assets, net	41,340	—	—	41,340
Goodwill	323,889	—	—	323,889
Other assets	30,964	—	—	30,964
Total assets	$2,518,695	$3,583	$—	$2,522,278

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$162,822	$529	$—	$163,351
Accounts payable—affiliates	(26)	26	—	—
Working capital revolving credit facility—current portion	41,700	—	—	41,700
Lease liability—current portion	70,604	18	—	70,622
Environmental liabilities—current portion	5,009	—	—	5,009
Trustee taxes payable	43,739	—	—	43,739
Accrued expenses and other current liabilities	94,403	183	—	94,586
Derivative liabilities	8,089	—	—	8,089
Total current liabilities	426,340	756	—	427,096
Working capital revolving credit facility—less current portion	175,000	—	—	175,000
Revolving credit facility	188,000	—	—	188,000
Senior notes	691,355	—	—	691,355
Long-term lease liability—less current portion	223,504	43	—	223,547
Environmental liabilities—less current portion	51,290	—	—	51,290
Financing obligations	147,400	—	—	147,400
Deferred tax liabilities	54,999	—	—	54,999
Other long—term liabilities	55,085	—	—	55,085
Total liabilities	2,012,973	799	—	2,013,772

Partners' equity
Global Partners LP equity	505,722	1,700	—	507,422
Noncontrolling interest	—	1,084	—	1,084
Total partners' equity	505,722	2,784	—	508,506
Total liabilities and partners' equity	$2,518,695	$3,583	$—	$2,522,278

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2020

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$1,469,017	$780	$(220)	$1,469,577
Cost of sales	1,229,572	278	(220)	1,229,630
Gross profit	239,445	502	—	239,947
Costs and operating expenses:
Selling, general and administrative expenses	58,182	835	—	59,017
Operating expenses	76,323	391	—	76,714
Amortization expense	2,713	—	—	2,713
Net gain on sale and disposition of assets	(811)	—	—	(811)
Long-lived asset impairment	1,724	—	—	1,724
Total costs and operating expenses	138,131	1,226	—	139,357
Operating income (loss)	101,314	(724)	—	100,590
Interest expense	(21,089)	—	—	(21,089)
Income (loss) before income tax expense	80,225	(724)	—	79,501
Income tax expense	(3,528)	—	—	(3,528)
Net income	76,697	(724)	—	75,973
Net loss attributable to noncontrolling interest	—	289	—	289
Net income attributable to Global Partners LP	76,697	(435)	—	76,262
Less: General partners' interest in net income, including incentive distribution rights	511	—	—	511
Less: Series A preferred limited partner interest in net income	1,682	—	—	1,682
Net income attributable to common limited partners	$74,504	$(435)	$—	$74,069

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$3,507,137	$526	$(123)	$3,507,540
Cost of sales	3,340,184	336	(123)	3,340,397
Gross profit	166,953	190	—	167,143
Costs and operating expenses:
Selling, general and administrative expenses	40,867	101	—	40,968
Operating expenses	86,068	383	—	86,451
Amortization expense	2,977	—	—	2,977
Net gain on sale and disposition of assets	(1,128)	—	—	(1,128)
Total costs and operating expenses	128,784	484	—	129,268
Operating income	38,169	(294)	—	37,875
Interest expense	(23,066)	—	—	(23,066)
Income before income tax expense	15,103	(294)	—	14,809
Income tax expense	(438)	—	—	(438)
Net income	14,665	(294)	—	14,371
Net loss attributable to noncontrolling interest	—	118	—	118
Net income attributable to Global Partners LP	14,665	(176)	—	14,489
Less: General partners' interest in net income, including incentive distribution rights	366	—	—	366
Less: Series A preferred limited partner interest in net income	1,682	—	—	1,682
Net income attributable to common limited partners	$12,617	$(176)	$—	$12,441

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2020

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$4,063,825	$1,111	$(266)	$4,064,670
Cost of sales	3,678,689	562	(266)	3,678,985
Gross profit	385,136	549	—	385,685
Costs and operating expenses:
Selling, general and administrative expenses	99,006	934	—	99,940
Operating expenses	158,426	841	—	159,267
Amortization expense	5,425	—	—	5,425
Net gain on sale and disposition of assets	(68)	—	—	(68)
Long-lived asset impairment	1,724	—	—	1,724
Total costs and operating expenses	264,513	1,775	—	266,288
Operating income	120,623	(1,226)	—	119,397
Interest expense	(42,690)	—	—	(42,690)
Income before income tax benefit	77,933	(1,226)	—	76,707
Income tax benefit	2,341	—	—	2,341
Net income	80,274	(1,226)	—	79,048
Net loss attributable to noncontrolling interest	—	490	—	490
Net income attributable to Global Partners LP	80,274	(736)	—	79,538
Less: General partners' interest in net income, including incentive distribution rights	533	—	—	533
Less: Series A preferred limited partner interest in net income	3,364	—	—	3,364
Net income attributable to common limited partners	$76,377	$(736)	$—	$75,641

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$6,486,499	$885	$(218)	$6,487,166
Cost of sales	6,162,384	1,013	(218)	6,163,179
Gross profit	324,115	(128)	—	323,987
Costs and operating expenses:
Selling, general and administrative expenses	81,859	199	—	82,058
Operating expenses	168,597	798	—	169,395
Lease exit and termination gain	(493)	—	—	(493)
Amortization expense	5,953	—	—	5,953
Net gain on sale and disposition of assets	(575)	—	—	(575)
Total costs and operating expenses	255,341	997	—	256,338
Operating income	68,774	(1,125)	—	67,649
Interest expense	(46,022)	—	—	(46,022)
Income before income tax expense	22,752	(1,125)	—	21,627
Income tax expense	(462)	—	—	(462)
Net income	22,290	(1,125)	—	21,165
Net loss attributable to noncontrolling interest	—	450	—	450
Net income attributable to Global Partners LP	22,290	(675)	—	21,615
Less: General partners' interest in net income, including incentive distribution rights	670	—	—	670
Less: Series A preferred limited partner interest in net income	3,364	—	—	3,364
Net income attributable to common limited partners	$18,256	$(675)	$—	$17,581

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Six Months Ended June 30, 2020

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$162,123	$(120)	$162,003

Cash flows from investing activities
Capital expenditures	(21,746)	—	(21,746)
Seller note issuances	(1,188)	—	(1,188)
Proceeds from sale of property and equipment	6,082	—	6,082
Net cash used in investing activities	(16,852)	—	(16,852)

Cash flows from financing activities
Net payments on working capital revolving credit facility	(107,200)	—	(107,200)
Net payments on revolving credit facility	(4,700)	—	(4,700)
Repurchase of common units	(291)	—	(291)
LTIP units withheld for tax obligations	(30)	—	(30)
Noncontrolling interest capital contribution	(600)	1,000	400
Distributions to limited partners and general partner	(35,014)	—	(35,014)
Net cash used in financing activities	(147,835)	1,000	(146,835)

Cash and cash equivalents
Decrease in cash and cash equivalents	(2,564)	880	(1,684)
Cash and cash equivalents at beginning of period	11,591	451	12,042
Cash and cash equivalents at end of period	$9,027	$1,331	$10,358

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

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on our Series A Preferred Units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

●	A significant decrease in price or demand for the products we sell or a significant decrease in the pricing of and demand for our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	The outbreak of COVID-19 and certain developments in global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.

●We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives that adversely impact the market for transporting these products by rail or otherwise could adversely affect those activities. In addition, implementation of regulations and directives related to these aforementioned services as well as a disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell or (ii) our logistics activities, which has resulted and could continue to result in a decrease in the utilization of our transportation assets, could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

●	We may not be able to fully implement or capitalize upon planned growth projects. Even if we consummate acquisitions or expend capital in pursuit of growth projects that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders.

●Erosion of the value of major gasoline brands could adversely affect our gasoline sales and customer traffic.

●Our gasoline sales could be significantly reduced by a reduction in demand due to higher prices and to new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. Any of these outcomes could negatively affect our financial condition, results of operations and cash available for distribution to our unitholders.

●Physical effects from climate change and impacts to areas prone to sea level rise or other extreme weather events could have the potential to adversely affect our assets and operations.

●Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.

●Our petroleum and related products sales, logistics activities and results of operations have been and could continue to be adversely affected by, among other things, changes in the petroleum products market structure, product differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for transporting petroleum and related products by rail and other modes of transportation, severe weather conditions, significant changes in prices and interruptions in transportation services and other necessary services and equipment, such as railcars, barges, trucks, loading equipment and qualified drivers.

●Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions, each of which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, noncompliance with our risk management policies could result in significant financial losses.

●Our results of operations are affected by the overall forward market for the products we sell, and pricing volatility may adversely impact our results.

●Our businesses could be affected by a range of issues, such as changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, changes in health, safety and environmental regulations, including, without limitation, those related to climate change, failure to obtain renewal permits on terms favorable to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of refined products, gasoline blendstocks, renewable fuels and crude oil.

●Increases and/or decreases in the prices of the products we sell could adversely impact the amount of availability for borrowing working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.

●Warmer weather conditions could adversely affect our home heating oil and residual oil sales. Our sales of home heating oil and residual oil continue to be reduced by conversions to natural gas and by utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.

●We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our businesses.

●	The condition of credit markets may adversely affect our liquidity.

●	Our credit agreement and the indentures governing our senior notes contain operating and financial covenants, and our credit agreement contains borrowing base requirements. A failure to comply with the operating and financial covenants in our credit agreement, the indentures and any future financing agreements could impact our access to bank loans and other sources of financing as well as our ability to pursue our business activities.

●	A significant increase in interest rates could adversely affect our results of operations and cash available for distribution to our unitholders and our ability to service our indebtedness.

●	Our gasoline station and convenience store business, including with the onset of the COVID-19 pandemic, could expose us to an increase in consumer litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.

●	Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, and the FDA and states have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of vapor products and e-cigarettes may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, pandemics, or other catastrophic events which could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

●	Our businesses could expose us to litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.

●Adverse developments in the areas where we conduct our businesses could have a material adverse effect on such businesses and could reduce our ability to make distributions to our unitholders.

●A serious disruption to our information technology systems could significantly limit our ability to manage and operate our businesses efficiently.

●We are exposed to performance risk in our supply chain.

●Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could have a material adverse effect on such businesses.

●Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.

●Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or remove our general partner without the consent of the holders of at least 66 2/3% of the outstanding common units (including common units held by our general partner and its affiliates), which could lower the trading price of our units.

●Our tax treatment depends on our status as a partnership for federal income tax purposes.

●Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

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

Overview

General

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of June 30, 2020, we had a portfolio of 1,532 owned, leased and/or supplied gasoline stations, including 277 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $1.4 billion and $3.9 billion of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane for the three and six months ended June 30, 2020, respectively. In addition, we had other revenues of approximately $0.1 billion and $0.2 billion for the three and six months ended June 30, 2020, respectively, from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

Our Perspective on Global and the COVID-19 Pandemic

Overview

The COVID-19 pandemic has continued to make its presence felt at home, in the office workplace and at our retail sites and terminal locations. We have successfully executed our business continuity plans and at this time we continue to work remotely. We remain active in responding to the challenges posed by the COVID-19 pandemic and continue to provide essential products and services while prioritizing the safety of our employees, customers and vendors in the communities where we operate.

The COVID-19 pandemic has resulted in an economic downturn and restricted travel to, from and within the states in which we conduct our businesses. Federal, state and municipal “stay at home” or similar-like directives have resulted in decreases in the demand for gasoline and convenience store products. Social distancing guidelines and directives limiting food operations at our convenience stores have further contributed to a reduction in in-store traffic and sales. The demand for diesel fuel has similarly (but not as drastically) been impacted. We remain well positioned to pivot and address different (and, at times, conflicting) directives from federal, state and municipal authorities designed to mitigate the spread of the COVID-19 pandemic, permit the opening of businesses and promote an economic recovery. From mid-March into April, we saw reductions of more than 50% in gasoline volume and more than 20% in convenience store sales but saw gradual increases in both gasoline volume and convenience store sales during the remainder of the second quarter as businesses reopened and directives from federal, state and municipal authorities became less restrictive. That said, uncertainties surrounding the duration of the COVID-19 pandemic and demand at the pump, inside our stores and at our terminals remain.

Second Quarter 2020 Performance

During March, the COVID-19 pandemic-related demand destruction and the price war between Saudi Arabia and Russia caused a rapid decline in fuel prices. The price of crude oil (WTI) fell from $46.75/barrel on March 2, 2020 to $20.48/barrel on March 31, 2020. Similarly, the price of wholesale gasoline (87 RBOB) on the NYMEX fell from $1.54/gallon to $0.57/gallon during the same timeframe, steepening the forward product pricing curve. During the first quarter of 2020, this decline in prices had a positive impact on fuel margin in our GDSO segment, but a negative impact on the product margins in our Wholesale segment which decreased $29.9 million year over year.

In the second quarter, margins in our Wholesale segment increased $73.5 million year over year due to a significant recovery in the supply/demand imbalance at the end of the first quarter and resultant flattening of the forward product pricing curve. In our GDSO segment, while volumes decreased year over year, fuel margins remained strong resulting in a $9.0 million increase in gasoline distribution product margin which offset an $8.8 million decrease in our station operations product margin, primarily due to a decrease in store traffic.

Given the uncertainty surrounding the short-term and long-term impacts of COVID-19, including the timing of an economic recovery, early in the second quarter we took certain steps to increase liquidity and create additional financial flexibility. Such steps included a 25% decrease to our quarterly distribution on our common units for the period from January 1, 2020 to March 31, 2020. In addition, we borrowed $50.0 million under our revolving credit facility which was included in cash on our balance sheet. We also reduced planned expenses and 2020 capital spending. We amended our credit agreement to provide temporary adjustments to certain covenants. Given the stronger-than-expected performance in the second quarter, we paid down our revolving credit facility with the $50.0 million cash on hand and increased our planned 2020 capital spending. In addition, we increased our quarterly distribution on our common units for the period from April 1, 2020 to June 30, 2020.

Moving Forward – Our Perspective

In July, while we have seen a slight uptick in transportation fuels volume and convenience store sales, volume and sales are lower year over year. Fuel margins (cents per gallon) in our GDSO segment have declined but remain above prior year margins. We could reasonably expect volumes and sales to continue to increase assuming more of the economy “re-opens” and more people travel. However, the extent to which the COVID-19 pandemic may affect our operating results remains uncertain. The outbreak of the COVID-19 pandemic has had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operations and those of our customers, suppliers and other counterparties.

Our inventory management is dependent on the use of hedging instruments which are managed based on the structure of the forward pricing curve. Daily market changes may impact periodic results due to the point-in-time valuation of these positions. Volatility in the oil markets resulting from COVID-19 and geopolitical events may impact our results.

Business operations today, as compared to how we conducted our business in early March, reflect changes which may well remain for an indefinite period of time. In these uncertain times and volatile markets, we believe that we are operationally nimble and that our portfolio of assets may continue to provide us with opportunities.

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

As of June 30, 2020, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	277
Commissioned agents	257
Lessee dealers	211
Contract dealers	787
Total	1,532

At our company-operated stores, we operate the gasoline stations and convenience stores with our employees, and we set the retail price of gasoline at the station. At commissioned agent locations, we own the gasoline inventory, and we set the retail price of gasoline at the station and pay the commissioned agent a fee related to the gallons sold. We receive rental income from commissioned agent leased gasoline stations for the leasing of the convenience store premises, repair bays and other businesses that may be conducted by the commissioned agent. At dealer-leased locations, the dealer purchases gasoline from us, and the dealer sets the retail price of gasoline at the dealer’s station. We also receive rental income from (i) dealer-leased gasoline stations and (ii) cobranding arrangements. We also supply gasoline to locations owned and/or leased by independent contract dealers. Additionally, we have contractual relationships with distributors in certain New England states pursuant to which we source and supply these distributors’ gasoline stations with ExxonMobil-branded gasoline.

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

Seasonality

Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our volumes in gasoline are typically higher in the second and third quarters of the calendar year. However, the COVID-19 pandemic has had a negative impact on gasoline demand and the extent and duration of that impact is uncertain. As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in our quarterly operating results.

Outlook

This section identifies certain risks and certain economic or industry-wide factors, in addition to those described under “—Our Perspective on Global and the COVID-19 Pandemic,” that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term. Our results of operations and financial condition depend, in part, upon the following:

●	Our businesses are influenced by the overall markets for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement. Results from our purchasing, storing, terminalling, transporting, selling and blending operations are influenced by prices for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, price volatility and the market for such products. Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects. Our inventory management is dependent on the use of hedging instruments which are managed based on the structure of the forward pricing curve. Daily market changes may impact periodic results due to the point-in-time valuation of these positions. Volatility in oil markets may impact our results. When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations. Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor.

●	We commit substantial resources to pursuing acquisitions and expending capital for growth projects, although there is no certainty that we will successfully complete any acquisitions or growth projects or receive the economic results we anticipate from completed acquisitions or growth projects. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate transactions that at the time of consummation we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth and ability to increase or maintain distributions on our common units could be limited. We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.

●	The condition of credit markets may adversely affect our liquidity. In the past, world financial markets experienced a severe reduction in the availability of credit. Possible negative impacts in the future could include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties requiring us to provide collateral. In addition, we could experience a tightening of trade credit from our suppliers.

●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives related to these aforementioned services as well as disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon and could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, trucks and barges, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our business operations. These events could result in service disruptions and increased costs which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.

●	We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell or (ii) our logistics activities, could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

●	Our gasoline financial results, with particular impact to our GDSO segment, are seasonal and can be lower in the first and fourth quarters of the calendar year. Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline that we sell. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year. The COVID-19 pandemic has had a negative impact on gasoline demand and the extent and duration of that impact is uncertain.

●	Our heating oil and residual oil financial results are seasonal and can be lower in the second and third quarters of the calendar year. Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months. Therefore, our results of operations in heating oil and residual oil for the first and fourth calendar quarters can be better than for the second and third quarters.

●	Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales. Therefore, our results of operations in heating oil and residual oil for the first and fourth calendar quarters can be better than for the second and third quarters.

●	Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our products.

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

●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales. The EPA has implemented a Renewable Fuels Standard (“RFS”) pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program seeks to promote the incorporation of renewable fuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States. We are exposed to volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark-to-market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time.

●	We may not be able to fully implement or capitalize upon planned growth projects. We could have a number of organic growth projects that may require the expenditure of significant amounts of capital in the aggregate. Many of these projects involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control. As these projects are undertaken, required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the

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

●	Governmental action and campaigns to discourage smoking and use of other products may have a material adverse effect on our revenues and gross profit. Congress has given the FDA broad authority to regulate tobacco and nicotine products, and the FDA and states have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of vapor products and e-cigarettes may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. In recent years, the transport of crude oil and ethanol has become subject to additional regulation. The establishment of more stringent design or construction standards, or other requirements for railroad tank cars that are used to transport crude oil and ethanol with too short of a timeframe for compliance may lead to shortages of compliant railcars available to transport crude oil and ethanol, which could adversely affect our businesses. Likewise, in recent years, efforts have commenced to seek to use federal, state and municipal laws to contest issuance of permits, contest renewal of permits and restrict the types of railroad tanks cars that can be used to deliver products, including, without limitation, crude oil and ethanol to bulk storage terminals. Were such laws to come into effect and were they to survive appeals and judicial review, they would potentially expose our operations to duplicative and possibly inconsistent regulation. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures used as supplemental financial measures by management and may be used by external users of our consolidated financial statements, such as investors, commercial banks and research analysts, to assess:

●	our compliance with certain financial covenants included in our debt agreements;

●	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

●	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

●	our operating performance and return on invested capital as compared to those of other companies in the wholesale, marketing, storing and distribution of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, and in the gasoline stations and convenience stores business, without regard to financing methods and capital structure; and

●	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income attributable to Global Partners LP	$76,262	$14,489	$79,538	$21,615
EBITDA (1)	$125,658	$63,970	$170,334	$122,011
Adjusted EBITDA (1)	$126,571	$62,842	$171,990	$121,436
Distributable cash flow (2)(3)	$95,816	$28,116	$117,801	$55,876
Wholesale Segment:
Volume (gallons)	794,350	1,054,285	1,793,662	2,062,185
Sales
Gasoline and gasoline blendstocks	$516,326	$1,634,618	$1,414,783	$2,640,323
Crude oil (4)	9,039	28,535	15,492	42,528
Other oils and related products (5)	251,994	341,375	834,562	1,030,883
Total	$777,359	$2,004,528	$2,264,837	$3,713,734
Product margin
Gasoline and gasoline blendstocks	$57,779	$29,384	$66,923	$56,374
Crude oil (4)	9,203	(798)	4,733	(7,024)
Other oils and related products (5)	44,523	9,415	44,733	23,495
Total	$111,505	$38,001	$116,389	$72,845
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	278,561	411,016	629,983	790,750
Sales
Gasoline	$455,161	$1,025,669	$1,200,776	$1,855,841
Station operations (6)	104,095	120,526	202,721	225,185
Total	$559,256	$1,146,195	$1,403,497	$2,081,026
Product margin
Gasoline	$96,770	$87,874	$204,000	$175,299
Station operations (6)	48,801	57,552	97,442	108,512
Total	$145,571	$145,426	$301,442	$283,811
Commercial Segment:
Volume (gallons)	125,243	183,250	288,493	374,756
Sales	$132,962	$356,817	$396,336	$692,406
Product margin	$3,003	$4,546	$8,918	$11,004
Combined sales and product margin:
Sales	$1,469,577	$3,507,540	$4,064,670	$6,487,166
Product margin (7)	$260,079	$187,973	$426,749	$367,660
Depreciation allocated to cost of sales	(20,132)	(20,830)	(41,064)	(43,673)
Combined gross profit	$239,947	$167,143	$385,685	$323,987

GDSO portfolio as of June 30, 2020 and 2019:	2020	2019
Company operated	277	295
Commissioned agents	257	252
Lessee dealers	211	226
Contract dealers	787	794
Total GDSO portfolio	1,532	1,567

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weather conditions:
Normal heating degree days	784	784	3,654	3,654
Actual heating degree days	927	653	3,248	3,377
Variance from normal heating degree days	18%	(17)%	(11)%	(8)%
Variance from prior period actual heating degree days	42%	(18)%	(4)%	(4)%

(1)	EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow includes a net gain on sale and disposition of assets of $0.8 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. Distributable cash flow also includes a long-lived asset impairment of $1.7 million for each of the three and six months ended June 30, 2020. Excluding the net gain on sale and disposition of assets and long-lived asset impairment, distributable cash flow would have been $96.7 million and $27.0 million for the three months ended June 30, 2020 and 2019, respectively, and $119.4 million and $55.3 million for the six months ended June 30, 2020 and 2019, respectively.
(4)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(5)	Other oils and related products primarily consist of distillates, residual oil and propane.
(6)	Station operations consist of convenience stores sales, rental income and sundries.
(7)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$75,973	$14,371	$79,048	$21,165
Net loss attributable to noncontrolling interest	289	118	490	450
Net income attributable to Global Partners LP	76,262	14,489	79,538	21,615
Depreciation and amortization, excluding the impact of noncontrolling interest	24,779	25,977	50,447	53,912
Interest expense, excluding the impact of noncontrolling interest	21,089	23,066	42,690	46,022
Income tax expense (benefit)	3,528	438	(2,341)	462
EBITDA	125,658	63,970	170,334	122,011
Net gain on sale and disposition of assets	(811)	(1,128)	(68)	(575)
Long-lived asset impairment	1,724	—	1,724	—
Adjusted EBITDA	$126,571	$62,842	$171,990	$121,436

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$24,086	$53,545	$162,003	$(33,492)
Net changes in operating assets and liabilities and certain non-cash items	76,767	(13,069)	(32,300)	108,967
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	188	(10)	282	52
Interest expense, excluding the impact of noncontrolling interest	21,089	23,066	42,690	46,022
Income tax expense (benefit)	3,528	438	(2,341)	462
EBITDA	125,658	63,970	170,334	122,011
Net gain on sale and disposition of assets	(811)	(1,128)	(68)	(575)
Long-lived asset impairment	1,724	—	1,724	—
Adjusted EBITDA	$126,571	$62,842	$171,990	$121,436

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	June 30,		June 30,
	2020	2019	2020	2019
Reconciliation of net income to distributable cash flow:
Net income	$75,973	$14,371	$79,048	$21,165
Net loss attributable to noncontrolling interest	289	118	490	450
Net income attributable to Global Partners LP	76,262	14,489	79,538	21,615
Depreciation and amortization, excluding the impact of noncontrolling interest	24,779	25,977	50,447	53,912
Amortization of deferred financing fees and senior notes discount	1,306	1,600	2,567	3,327
Amortization of routine bank refinancing fees	(985)	(890)	(1,925)	(1,912)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(5,546)	(13,060)	(12,826)	(21,066)
Distributable cash flow (1)(2)	95,816	28,116	117,801	55,876
Distributions to Series A preferred unitholders (3)	(1,682)	(1,682)	(3,364)	(3,364)
Distributable cash flow after distributions to Series A preferred unitholders	$94,134	$26,434	$114,437	$52,512

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$24,086	$53,545	$162,003	$(33,492)
Net changes in operating assets and liabilities and certain non-cash items	76,767	(13,069)	(32,300)	108,967
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	188	(10)	282	52
Amortization of deferred financing fees and senior notes discount	1,306	1,600	2,567	3,327
Amortization of routine bank refinancing fees	(985)	(890)	(1,925)	(1,912)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(5,546)	(13,060)	(12,826)	(21,066)
Distributable cash flow (1)(2)	95,816	28,116	117,801	55,876
Distributions to Series A preferred unitholders (3)	(1,682)	(1,682)	(3,364)	(3,364)
Distributable cash flow after distributions to Series A preferred unitholders	$94,134	$26,434	$114,437	$52,512
(1)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow includes a net gain on sale and disposition of assets of $0.8 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. Distributable cash flow also includes a long-lived asset impairment of $1.7 million for each of the three and six months ended June 30, 2020. Excluding the net gain on sale and disposition of assets and long-lived asset impairment, distributable cash flow would have been $96.7 million and $27.0 million for the three months ended June 30, 2020 and 2019, respectively, and $119.4 million and $55.3 million for the six months ended June 30, 2020 and 2019, respectively.
(3)	Distributions to Series A preferred unitholders represent the distributions payable to the preferred unitholders during the period. Distributions on the Series A Preferred Units are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $1.5 billion and $3.5 billion for the three months ended June 30, 2020 and 2019, respectively, a decrease of $2.0 billion, or 58.1%, due to decreases in prices and volume sold. Our aggregate volume of product sold was 1.2 billion gallons and 1.6 billion gallons for the three months ended June 30, 2020 and 2019, respectively, declining by 450 million gallons including decreases of 260 million gallons in our Wholesale segment, due to a decline in gasoline and gasoline blendstocks partially offset by increased volume in other oils and related products, 132 million gallons in our GDSO segment and 58 million gallons in our Commercial segment.

Our total sales were $4.1 billion and $6.5 billion for the six months ended June 30, 2020 and 2019, respectively, a decrease of $2.4 billion, or 37%, due to decreases in prices and volume sold. Our aggregate volume of product sold was 2.7 billion gallons and 3.2 billion gallons for the six months ended June 30, 2020 and 2019, respectively, declining by 515 million gallons including decreases of 268 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks partially offset by increased volume in other oils and related products, 161 million gallons in our GDSO segment and 86 million gallons in our Commercial segment.

Gross Profit

Our gross profit was $239.9 million and $167.1 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $72.8 million, or 44%, primarily due to more favorable market conditions in our Wholesale segment. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our Wholesale segment in the quarter. Our gross profit also benefitted from higher fuel margins (cents per gallon) in gasoline distribution in our GDSO segment which offset a decrease in fuel volume and a decrease in our station operations product margin.

Our gross profit was $385.7 million and $324.0 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $61.7 million, or 19%, primarily due to more favorable market conditions in our Wholesale segment in the second quarter. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our Wholesale segment in the quarter. Our gross profit also benefitted from higher fuel margins (cents per gallon) in our GDSO segment.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $0.5 billion and $1.6 billion for the three months ended June 30, 2020 and 2019, respectively, a decrease of $1.1 billion, or 68%, due to a decrease in volume sold and in prices period over period. Our gasoline and gasoline blendstocks product margin was $57.8 million and $29.4 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $28.4 million, or 96%, primarily due to more favorable market conditions compared to the same period in 2019. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our product margins in the quarter.

Sales from wholesale gasoline and gasoline blendstocks were $1.4 billion and $2.6 billion for the six months ended June 30, 2020 and 2019, respectively, a decrease of $1.2 billion, or 46%, due to a decrease in volume sold and in prices period over period. Our gasoline and gasoline blendstocks product margin was $66.9 million and $56.4 million for the six months ended June 30, 2020 and 2019, respectively, an increase $10.5 million, or 18%. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our product margins. In the first quarter of 2020, the COVID-19 pandemic and the price war between Saudi Arabia and Russia caused a rapid decline in prices, steepening the forward product pricing curve which negatively impacted our product margin in gasoline for the first three months of 2020.

Crude Oil. Crude oil sales and logistics revenues were $9.0 million and $28.5 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $19.5 million, or 68%, due to a decrease in prices. Our crude oil product margin was $9.2 million and ($0.8 million) for the three months ended June 30, 2020 and 2019, respectively, an increase of $10.0 million, primarily due to more favorable market conditions, including the flattening of the forward product pricing curve.

Crude oil sales and logistics revenues were $15.5 million and $42.5 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $27.0 million, or 63%, due to decreases in prices and volume sold. Our crude oil product margin was $4.7 million and ($7.0 million) for the six months ended June 30, 2020 and 2019, respectively, an increase of $11.7 million, or 167%, primarily due to more favorable market conditions and lower railcar related expenses.

Other Oils and Related Products. Sales from other oils and related products (primarily distillates and residual oil) were $0.2 billion and $0.3 billion for the three months ended June 30, 2020 and 2019, respectively, decreasing $89.4 million, or 26%, due to a decrease in prices period over period, offset by an increase in volume sold. Our product margin from other oils and related products was $44.5 million and $9.4 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $35.1 million, or 373%, primarily due to more favorable market conditions compared to the same period in 2019, largely in distillates but also in residual oil. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our product margins in the quarter. Our product margin in distillates was positively impacted during the second quarter by colder weather. Temperatures in the second quarter were 42% colder than the second quarter of 2019 and 18% colder than normal.

Sales from other oils and related products were $0.8 billion and $1.0 billion for the six months ended June 30, 2020 and 2019, respectively, a decrease of $0.2 billion, or 20%, due to a decrease in prices period over period, offset by an increase in volume sold. Our product margin from other oils and related products was $44.7 million and $23.5 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $21.2 million, or 90%. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our product margins. In the first quarter of 2020, the COVID-19 pandemic and the price war between Saudi Arabia and Russia caused a rapid decline in prices, steepening the forward product pricing curve, which negatively impacted our product margins for the first three months of 2020.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $0.5 billion and $1.0 billion for the three months ended June 30, 2020 and 2019, respectively, decreasing $570.5 million, or 56%, due to decreases in prices and volume sold largely due to the impact of the COVID-19 pandemic. Our product margin from gasoline distribution was $96.8 million and $87.8 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $9.0 million, or 10%, due to higher fuel margins (cents per gallon) which more than offset the decline in volume sold.

Sales from gasoline distribution were $1.2 billion and $1.8 billion for the six months ended June 30, 2020 and 2019, respectively, a decrease of $0.6 million, or 34%, due to decreases in prices and volume sold largely due to the impact of the COVID-19 pandemic. Our product margin from gasoline distribution was $204.0 million and $175.3 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $28.7 million, or 16%, primarily due to higher fuel margins (cents per gallon) which more than offset the decline in volume sold. Our product margin for the first six months of 2020 benefitted from declining wholesale prices in the first quarter of 2020, primarily in March due to the COVID-19 pandemic and geopolitical events. Declining wholesale gasoline prices can improve our gasoline product margin, the extent of which depends on the magnitude and duration of the decline.

Station Operations. Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $104.1 million and $120.5 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $16.4 million, or 14%. Our product margin from station operations was $48.8 million and $57.6 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $8.8 million, or 15%. The decreases in sales and product margin are primarily due to less activity at our convenience stores, primarily due to the impact of the COVID-19 pandemic.

Sales from our station operations were $202.7 million and $225.2 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $22.5 million, or 10%. Our product margin from station operations was $97.4 million and $108.5 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $11.1 million, or 10%. The decreases in sales and product margin are primarily due to less activity at our convenience stores, primarily due to the impact of the COVID-19 pandemic.

Results for Commercial Segment

Our commercial sales were $133.0 million and $356.8 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $223.8 million, or 63%, due to decreases in prices and volume sold. Our commercial product margin was $3.0 million and $4.5 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $1.5 million, or 33%, primarily due to a decrease in bunkering activity.

Our commercial sales were $396.4 million and $692.4 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $296.0 million, or 43%, due to decreases in prices and volume sold. Our commercial product margin was $8.9 million and $11.0 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $2.1 million, or 19%, primarily due to a decrease in bunkering activity.

Selling, General and Administrative Expenses

SG&A expenses were $59.0 million and $41.0 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $18.0 million, or 44%, including increases of $14.8 million in accrued discretionary incentive compensation, $1.2 million in professional fees, $0.9 million in costs associated with the COVID-19 pandemic, $0.7 million in wages and benefits and $0.4 million in various other SG&A expenses.

SG&A expenses were $99.9 million and $82.1 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $17.8 million, or 22%, including increases of $12.3 million in accrued discretionary incentive compensation, $2.0 million in wages and benefits, $1.0 million in costs associated with the COVID-19 pandemic, $0.8 million in advertising costs, $0.7 million in professional fees and $1.0 million in various other SG&A expenses.

Operating Expenses

Operating expenses were $76.7 million and $86.4 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $9.7 million, or 11%, including decreases of $8.2 million associated with our GDSO operations, primarily due to lower credit card fees and maintenance and repair expenses and to the sale of sites, and $1.5 million associated with our terminal operations, primarily due to lower maintenance and repair expenses.

Operating expenses were $159.3 million and $169.4 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $10.1 million, or 6%, including decreases of $8.3 million associated with our GDSO operations, primarily due to lower credit card fees and maintenance and repair expenses and to the sale of sites, and $1.8 million associated with our terminal operations, primarily due to lower maintenance and repair expenses.

Lease Exit and Termination Gain

During the six months ended June 30, 2019, we were released from certain of our remaining obligations to provide future railcar storage, freight, insurance and other services for railcars under a fleet management services agreement associated with our 2016 voluntary termination of a railcar sublease. The release of certain obligations resulted in a $0.5 million reduction of the remaining accrued incremental costs, which benefit is included in lease exit and termination gain in the accompanying statement of operations for the six months ended June 30, 2019.

Amortization Expense

Amortization expense related to intangible assets was $2.7 million and $2.9 million for the three months ended June 30, 2020 and 2019, respectively, and $5.4 million and $5.9 million for the six months ended June 30, 2020 and 2019, respectively.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $0.8 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively, primarily due to the sale of GDSO sites.

Long-Lived Asset Impairment

We recognized an impairment charge relating to certain right of use assets allocated to the Wholesale segment in the amount of $1.7 million for each of the three and six months ended June 30, 2020.

Interest Expense

Interest expense was $21.1 million and $23.1 million for the three months ended June 30, 2020 and 2019, respectively, and $42.7 million and $46.0 million for the six months ended June 30, 2020 and 2019, respectively. The decreases of $2.0 million, or 9%, and $3.3 million, or 7%, for the three and six months ended June 30, 2020, respectively, were due to lower average balances on our credit facilities and lower interest rates, which more than offset the $0.7 million write-off of deferred financing fees associated with the amendment to our credit agreement in May 2020.

Income Tax (Expense) Benefit

Income tax (expense) benefit was ($3.5 million) and ($0.4 million) for the three months ended June 30, 2020 and 2019, respectively, and $2.3 million and ($0.5 million) for the six months ended June 30, 2020 and 2019, respectively, which reflects the income tax (expense) benefit from the operating results of GMG, which is a taxable entity for federal and state income tax purposes. For the six months ended June 30, 2020, the income tax benefit consists of an income tax benefit of $6.3 million (discussed below) offset by an income tax expense of ($4.0 million).

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides certain tax changes in response to the COVID-19 pandemic, including the temporary removal of certain limitations on the utilization of net operating losses, permitting the carryback of net operating losses generated in 2018, 2019 or 2020 to the five preceding taxable years, increasing the ability to deduct interest expense, deferring the employer share of social security tax payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As a result, we recognized a benefit of $6.3 million related to the CARES Act net operating loss carryback provisions which is included in income tax benefit in the accompanying statement of operations for the six months ended June 30, 2020. We expect to receive cash refunds totaling $15.8 million associated with the carryback of losses generated in 2018 to the 2016 and 2017 tax years, and this income tax receivable is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of June 30, 2020.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload. The net loss attributable to the noncontrolling interest was $0.3 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively which represents the 40% noncontrolling ownership of the net loss reported.

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

Given the uncertainty surrounding the short-term and long-term impacts of COVID-19, including the timing of an economic recovery, early in the second quarter we took certain steps to increase liquidity and create additional financial flexibility. Such steps included a 25% decrease to our quarterly distribution on our common units for the period from

January 1, 2020 to March 31, 2020. In addition, we borrowed $50.0 million under our revolving credit facility which was included in cash on our balance sheet. We also reduced planned expenses and 2020 capital spending. We amended our credit agreement to provide temporary adjustments to certain covenants. Given the stronger-than-expected performance in the second quarter, we paid down our revolving credit facility with the $50.0 million cash on hand and increased our planned 2020 capital spending. In addition, we increased our quarterly distribution on our common units for the period from April 1, 2020 to June 30, 2020. We believe that our current level of cash and borrowing capacity under our credit agreement will be sufficient to meet our liquidity needs.

Working capital was $341.9 million and $250.6 million at June 30, 2020 and December 31, 2019, respectively, an increase of $91.3 million. Changes in current assets and current liabilities increasing working capital include (i) decreases of $210.0 million in accounts payable and $107.2 million in the current portion of our working capital revolving credit facility, primarily due to lower prices, and (ii) an increase of $48.6 million in derivatives, for a total increase in working capital of $365.8 million. The increase in working capital was offset by decreases of $180.4 million in accounts receivable and $106.5 million in inventories, also primarily due to lower prices.

Cash Distributions

Common Units

During 2020, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2020	$18.3 million	Fourth quarter 2019
May 15, 2020	$13.5 million	First quarter 2020

In addition, on July 31, 2020, the board of directors of our general partner declared a quarterly cash distribution of $0.45875 per unit ($1.835 per unit on an annualized basis) on all of our outstanding common units for the period from April 1, 2020 through June 30, 2020 to our common unitholders of record as of the close of business on August 10, 2020. We expect to pay the total cash distribution of approximately $15.7 million on August 14, 2020.

Preferred Units

During 2020, we paid the following cash distributions to holders of the Series A Preferred Units:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Covering
February 18, 2020	$1.7 million	November 15, 2019 - February 14, 2020
May 15, 2020	$1.7 million	February 15, 2020 - May 14, 2020

In addition, on July 20, 2020, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on our Series A Preferred Units for the period from May 15, 2020 through August 14, 2020 to our preferred unitholders of record as of the opening of business on August 3, 2020. We expect to pay the total cash distribution of approximately $1.7 million on August 17, 2020.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at June 30, 2020 were as follows (in thousands):

		Payments Due by Period
	Remainder of				2024 and
Contractual Obligations	2020	2021	2022	2023	Thereafter	Total
Credit facility obligations (1)	$27,204	$250,703	$146,720	$—	$—	$424,627
Senior notes obligations (2)	24,500	49,000	49,000	338,500	512,000	973,000
Operating lease obligations (3)	45,631	87,446	57,392	42,986	116,451	349,906
Other long-term liabilities (4)	15,691	26,901	22,091	13,259	50,808	128,750
Financing obligations (5)	7,423	15,016	15,261	15,510	97,874	151,084
Total	$120,449	$429,066	$290,464	$410,255	$777,133	$2,027,367
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2020 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of April 29, 2022 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on our senior notes.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements, natural gas transportation and reservation agreements, access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets at 30 gasoline stations and convenience stores. These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation. See Note 8 of Notes to Consolidated Financial Statement for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $12.8 million and $21.1 million in maintenance capital expenditures for the six months ended June 30, 2020 and 2019, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $10.9 million and $19.7 million for the six months ended June 30, 2020 and 2019, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $8.9 million in expansion capital expenditures for each of the six months ended June 30, 2020 and 2019, primarily related to investments in our gasoline station business.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by (used in) operating activities	$162,003	$(33,492)
Net cash used in investing activities	$(16,852)	$(20,561)
Net cash (used in) provided by financing activities	$(146,835)	$56,378

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by (used in) operating activities was $162.0 million and ($33.5 million) for the six months ended June 30, 2020 and 2019, respectively, for a period-over-period increase in cash flow from operating activities of $195.5 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Six Months Ended		Period over
	June 30,		Period
	2020	2019	Change
Decrease (increase) in accounts receivable	$180,003	$(39,467)	$219,470
Decrease (increase) in inventories	$106,142	$(40,009)	$146,151
Decrease in accounts payable	$(210,035)	$(25,852)	$(184,183)
(Increase) decrease in change in derivatives	$(48,616)	$25,408	$(74,024)

For the six months ended June 30, 2020, the decreases in accounts receivable, inventories and accounts payable are largely due to the decrease in prices, primarily caused by the COVID-19 pandemic and geopolitical events. The increase in operating cash flow was also impacted by the year-over-year change in derivatives of $74.0 million in part due to the decrease in prices and an increase in the volume of physical forward contracts.

For the six months ended June 30, 2019, the increases in accounts receivable and inventories were primarily due to an increase in prices. The decrease in accounts payable was due in part to carrying lower levels of inventory, partly due to the change in activity as we exited the heating season.

Investing Activities

Net cash used in investing activities was $16.8 million for the six months ended June 30, 2020 and included $12.8 million in maintenance capital expenditures, $8.9 million in expansion capital expenditures and $1.2 million in seller note issuances, offset by $6.1 million in proceeds from the sale of property and equipment. The seller note issuances represent notes we received from buyers in connection with the sale of certain of our gasoline stations.

Net cash used in investing activities was $20.6 million for the six months ended June 30, 2019 and included $21.1 million in maintenance capital expenditures, $8.9 million in expansion capital expenditures and $0.6 million in seller note issuances, offset by $10.0 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the six months ended June 30, 2020 and 2019.

Financing Activities

Net cash used in financing activities was $146.8 million for the six months ended June 30, 2020 and included $107.2 million in net payments on our working capital revolving credit facility due to lower prices and an increase in net income, $35.0 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $4.7 million in net payments on our revolving credit facility, and $0.3 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations. Net cash used in financing activities was offset by $0.4 million in capital contributions from our noncontrolling interest at Basin Transload.

Net cash provided by financing activities was $56.4 million for the six months ended June 30, 2019 and primarily included $102.8 million in net borrowings from our working capital revolving credit facility primarily due to the increase in inventories and accounts receivable, offset by $38.4 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner and $8.0 million in net payments on our revolving credit facility.

See Note 8 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.17 billion senior secured credit facility which was amended on May 7, 2020 to, among other things, provide temporary adjustments to certain covenants and reduce the total aggregate commitment by $130.0 million from $1.3 billion (see “–Fourth Amendment to the Credit Agreement” below).

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

There are two facilities under the credit agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $770.0 million; and

●	a $400.0 million revolving credit facility to be used for general corporate purposes.

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

The average interest rates for the Credit Agreement were 2.8% and 4.5% for the three months ended June 30, 2020 and 2019, respectively, and 3.1% and 4.6% for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, we had total borrowings outstanding under the credit agreement of $404.7 million, including $188.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $39.9 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $725.4 million and $660.2 million at June 30, 2020 and December 31, 2019, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at June 30, 2020. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

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

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”). In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Interest expense of approximately $2.3 million was recorded for each of the three months ended June 30, 2020 and 2019, and $4.6 million and $4.7 million was recorded for the six months ended June 30, 2020 and 2019, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.5 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively, and $5.0 million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively. The financing obligation balance outstanding at June 30, 2020 was $86.6 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated. We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $1.1 million for each of the three months ended June 30, 2020 and 2019 and $2.2 million for each of the six months ended June 30, 2020 and 2019. Lease rental payments were $1.1 million for each of the three months ended June 30, 2020 and 2019, and $2.3 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. The financing obligation balance outstanding at June 30, 2020 was $62.2 million.

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

As of June 30, 2020, we had total borrowings outstanding under our credit agreement of $404.7 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.0 million annually, assuming, however, that our indebtedness remained constant throughout the year.

Commodity Risk

We hedge our exposure to price fluctuations with respect to refined petroleum products, renewable fuels, crude oil and gasoline blendstocks in storage and expected purchases and sales of these commodities. The derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE and over-the-

counter transactions, including swap agreements entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains. Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

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

We utilize exchange-traded futures contracts and other derivative instruments to minimize or hedge the impact of commodity price changes on our inventories, fuel purchases and forward fixed price commitments. Any hedge ineffectiveness is reflected in our results of operations. We utilize regulated exchanges, including the NYMEX, CME and ICE, which are exchanges for the respective commodities that each trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all exchange positions rather than to make or receive physical deliveries.

At June 30, 2020, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30,	Effect of 10%	Effect of 10%
	2020	Price Increase	Price Decrease
Exchange traded derivative contracts	$(6,295)	$(15,902)	$15,902
Forward derivative contracts	40,482	(8,390)	8,390
Total	$34,187	$(24,292)	$24,292

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2020. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $32.3 million at June 30, 2020.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is continuing uncertainty surrounding the short-term and long-term impacts of COVID-19 to the national and state economies. The inability to project a timely economic recovery and/or the extent of same on each of a national, state and regional basis remain prevalent. Any prolonged period of economic distress and/or prolonged and disparate periods of economic recovery have had and could continue to have an adverse effect on our financial condition, results of operation and cash available for distribution to our unitholders. These events could also have or cause significant adverse effects on the financial condition of our counterparties, suppliers of goods and services we purchase, and purchasers of customers of the goods and services we sell, resulting in disruption to and a decline in our business activities resulting in an adverse impact to our financial condition and results of operations.

Any of the foregoing events or conditions, or other unforeseen consequences of COVID-19 and certain developments in global oil markets, could significantly adversely affect our business and financial condition and the business and financial condition of our customers, suppliers and counterparties. The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations depends in large part on future developments which are uncertain and cannot be predicted with any certainty at this time. That uncertainty includes the duration of the COVID-19 pandemic, the geographic regions so impacted, the extent of such impact within specific boundaries of those areas and the impact to the local, state and national economies.

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

10.1	—	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2020).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.

†    Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 6, 2020		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2020		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)