Form 10-Q
period 2020-09-30
GLOBAL PARTNERS LP
filed 2020-11-05
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The issuer had 33,995,563 common units outstanding as of November 2, 2020.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$4,861	$12,042
Accounts receivable, net	239,396	413,195
Accounts receivable—affiliates	5,282	7,823
Inventories	328,706	450,482
Brokerage margin deposits	23,455	34,466
Derivative assets	43,159	4,564
Prepaid expenses and other current assets	92,295	81,940
Total current assets	737,154	1,004,512
Property and equipment, net	1,070,251	1,104,863
Right of use assets, net	287,787	296,746
Intangible assets, net	38,627	46,765
Goodwill	323,889	324,474
Other assets	28,596	31,067
Total assets	$2,486,304	$2,808,427
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$186,794	$373,386
Working capital revolving credit facility—current portion	10,100	148,900
Lease liability—current portion	70,965	68,160
Environmental liabilities—current portion	5,009	5,009
Trustee taxes payable	30,077	42,932
Accrued expenses and other current liabilities	99,898	102,802
Derivative liabilities	6,589	12,698
Total current liabilities	409,432	753,887
Working capital revolving credit facility—less current portion	150,000	175,000
Revolving credit facility	188,000	192,700
Senior notes	691,765	690,533
Long-term lease liability—less current portion	229,307	239,349
Environmental liabilities—less current portion	50,416	54,262
Financing obligations	146,994	148,127
Deferred tax liabilities	56,399	42,879
Other long—term liabilities	54,926	52,451
Total liabilities	1,977,239	2,349,188
Partners’ equity
Global Partners LP equity:
Series A preferred limited partners (2,760,000 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	67,226	67,226
Common limited partners (33,995,563 units issued and 33,965,589 outstanding at September 30, 2020 and 33,995,563 units issued and 33,867,393 outstanding at December 31, 2019)	443,345	398,535
General partner interest (0.67% interest with 230,303 equivalent units outstanding at September 30, 2020 and December 31, 2019)	(2,403)	(2,620)
Accumulated other comprehensive income (loss)	897	(5,076)
Total Global Partners LP equity	509,065	458,065
Noncontrolling interest	—	1,174
Total partners’ equity	509,065	459,239
Total liabilities and partners’ equity	$2,486,304	$2,808,427

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales	$2,061,382	$3,245,653	$6,126,052	$9,732,819
Cost of sales	1,892,141	3,057,884	5,571,126	9,221,063
Gross profit	169,241	187,769	554,926	511,756
Costs and operating expenses:
Selling, general and administrative expenses	43,218	45,333	143,158	127,391
Operating expenses	82,235	87,827	241,502	257,222
Lease exit and termination gain	—	—	—	(493)
Amortization expense	2,712	2,766	8,137	8,719
Net loss (gain) on sale and disposition of assets	691	323	623	(252)
Long-lived asset impairment	203	643	1,927	643
Total costs and operating expenses	129,059	136,892	395,347	393,230
Operating income	40,182	50,877	159,579	118,526
Interest expense	(19,854)	(22,091)	(62,544)	(68,113)
Loss on early extinguishment of debt	—	(13,080)	—	(13,080)
Income before income tax (expense) benefit	20,328	15,706	97,035	37,333
Income tax (expense) benefit	(2,136)	(813)	205	(1,275)
Net income	18,192	14,893	97,240	36,058
Net loss attributable to noncontrolling interest	38	187	528	637
Net income attributable to Global Partners LP	18,230	15,080	97,768	36,695
Less: General partner’s interest in net income, including incentive distribution rights	324	395	857	1,065
Less: Series A preferred limited partner interest in net income	1,682	1,682	5,046	5,046
Net income attributable to common limited partners	$16,224	$13,003	$91,865	$30,584
Basic net income per common limited partner unit	$0.48	$0.38	$2.71	$0.91
Diluted net income per common limited partner unit	$0.47	$0.38	$2.68	$0.89
Basic weighted average common limited partner units outstanding	33,924	33,865	33,887	33,791
Diluted weighted average common limited partner units outstanding	34,209	34,266	34,241	34,255

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$18,192	$14,893	$97,240	$36,058
Other comprehensive income:
Change in fair value of cash flow hedges	528	—	5,715	—
Change in pension liability	878	391	258	2,871
Total other comprehensive income	1,406	391	5,973	2,871
Comprehensive income	19,598	15,284	103,213	38,929
Comprehensive loss attributable to noncontrolling interest	38	187	528	637
Comprehensive income attributable to Global Partners LP	$19,636	$15,471	$103,741	$39,566

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income	$97,240	$36,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,428	81,544
Amortization of deferred financing fees	3,896	3,777
Amortization of senior notes discount	—	902
Bad debt expense	375	517
Unit-based compensation expense	811	1,666
Write-off of financing fees	667	188
Net loss (gain) on sale and disposition of assets	623	(252)
Long-lived asset impairment	1,927	643
Loss on early extinguishment of debt	—	13,080
Changes in operating assets and liabilities
Accounts receivable	173,424	(1,492)
Accounts receivable-affiliate	2,541	(1,997)
Inventories	121,462	(7,724)
Broker margin deposits	11,011	(9,950)
Prepaid expenses, all other current assets and other assets	(9,978)	620
Accounts payable	(186,592)	1,389
Trustee taxes payable	(12,855)	(6,976)
Change in derivatives	(44,704)	20,606
Accrued expenses, all other current liabilities and other long-term liabilities	15,013	(23,074)
Net cash provided by operating activities	250,289	109,525
Cash flows from investing activities
Capital expenditures	(39,644)	(52,494)
Seller note issuances	(1,188)	(640)
Proceeds from sale of property and equipment	6,060	11,994
Net cash used in investing activities	(34,772)	(41,140)
Cash flows from financing activities
Net payments on working capital revolving credit facility	(163,800)	(400)
Net payments on revolving credit facility	(4,700)	(23,000)
Proceeds from senior notes, net	—	392,602
Repayment of senior notes	—	(381,886)
Repurchase of common units	(291)	—
LTIP units withheld for tax obligations	(273)	(646)
Noncontrolling interest capital contribution	400	—
Acquisition of noncontrolling interest	(1,650)	—
Distributions to limited partners and general partner	(52,384)	(57,396)
Net cash used in financing activities	(222,698)	(70,726)
Cash and cash equivalents
Decrease in cash and cash equivalents	(7,181)	(2,341)
Cash and cash equivalents at beginning of period	12,042	8,121
Cash and cash equivalents at end of period	$4,861	$5,780
Supplemental information
Cash paid during the period for interest	$49,018	$51,527

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
Three and nine months ended September 30, 2020	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2019	$67,226	$398,535	$(2,620)	$(5,076)	$1,174	$459,239
Net income (loss)	1,682	1,572	22	—	(201)	3,075
Noncontrolling interest capital contribution	—	—	—	—	400	400
Distributions to limited partners and general partner	(1,682)	(17,848)	(443)	—	—	(19,973)
Unit-based compensation	—	288	—	—	—	288
Other comprehensive income	—	—	—	(2,980)	—	(2,980)
LTIP units withheld for tax obligations	—	(25)	—	—	—	(25)
Dividends on repurchased units	—	68	—	—	—	68
Balance at March 31, 2020	$67,226	$382,590	$(3,041)	$(8,056)	$1,373	$440,092
Net income (loss)	1,682	74,069	511	—	(289)	75,973
Distributions to limited partners and general partner	(1,682)	(13,385)	(91)	—	—	(15,158)
Unit-based compensation	—	299	—	—	—	299
Other comprehensive income	—	—	—	7,547	—	7,547
Repurchase of common units	—	(291)	—	—	—	(291)
LTIP units withheld for tax obligations	—	(5)	—	—	—	(5)
Dividends on repurchased units	—	49	—	—	—	49
Balance at June 30, 2020	$67,226	$443,326	$(2,621)	$(509)	$1,084	$508,506
Net income (loss)	1,682	16,224	324	—	(38)	18,192
Acquisition of noncontrolling interest	—	(604)	—	—	(1,046)	(1,650)
Distributions to limited partners and general partner	(1,682)	(15,595)	(106)	—	—	(17,383)
Unit-based compensation	—	224	—	—	—	224
Other comprehensive income	—	—	—	1,406	—	1,406
LTIP units withheld for tax obligations	—	(243)	—	—	—	(243)
Dividends on repurchased units	—	13	—	—	—	13
Balance at September 30, 2020	$67,226	$443,345	$(2,403)	$897	$—	$509,065

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
Three and nine months ended September 30, 2019	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2018	$67,226	$437,874	$(2,509)	$(5,260)	$1,863	$499,194
Net income (loss)	1,682	5,140	304	—	(332)	6,794
Distributions to limited partners and general partner	(1,682)	(16,998)	(317)	—	—	(18,997)
Unit-based compensation	—	795	—	—	—	795
Other comprehensive income	—	—	—	1,744	—	1,744
LTIP units withheld for tax obligation	—	(8)	—	—	—	(8)
Balance at March 31, 2019	$67,226	$426,803	$(2,522)	$(3,516)	$1,531	$489,522
Net income (loss)	1,682	12,441	366	—	(118)	14,371
Distributions to limited partners and general partner	(1,682)	(17,338)	(373)	—	—	(19,393)
Unit-based compensation	—	795	—	—	—	795
Other comprehensive income	—	—	—	736	—	736
LTIP units withheld for tax obligation	—	(24)	—	—	—	(24)
Balance at June 30, 2019	$67,226	$422,677	$(2,529)	$(2,780)	$1,413	$486,007
Net income (loss)	1,682	13,003	395	—	(187)	14,893
Distributions to limited partners and general partner	(1,682)	(17,508)	(387)	—	—	(19,577)
Unit-based compensation	—	76	—	—	—	76
Other comprehensive income	—	—	—	391	—	391
LTIP units withheld for tax obligation		(614)	—	—	—	(614)
Dividends on repurchased units	—	571	—	—	—	571
Balance at September 30, 2019	$67,226	$418,205	$(2,521)	$(2,389)	$1,226	$481,747

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of September 30, 2020, the Partnership had a portfolio of 1,542 owned, leased and/or supplied gasoline stations, including 278 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of September 30, 2020, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 5,239,245 common units, representing a 15.4% limited partner interest.

2020 Events

2029 Notes Offering and 2023 Notes Redemption— On October 7, 2020, the Partnership and GLP Finance Corp. (the “Issuers”) issued $350.0 million aggregate principal amount of 6.875% senior notes due 2029 (the “2029 Notes”) to several initial purchasers (the “2029 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Partnership used the net proceeds from the offering to fund the redemption of its 7.00% senior notes due 2023 (the “2023 Notes”) and to repay a portion of the borrowings outstanding under its credit agreement. See Note 8, “Debt and Financing Obligations—Senior Notes” for additional information on the 2029 Notes.

Amended Credit Agreement—On May 7, 2020, the Partnership and certain of its subsidiaries entered into the fourth amendment to third amended and restated credit agreement which, among other things, provides temporary adjustments to certain covenants and reduces the total aggregate commitment by $130.0 million. See Note 8 for additional information.

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods. The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto contained in the Partnership’s Annual Report on Form 10-K. The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements, except as described in Note 19, “New Accounting Standards,” as it relates to the adoption of Accounting Standard Update (“ASU”) ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” including modifications to that standard thereafter, and now codified as Accounting Standards Codification 326 (“ASC 326”), which the Partnership adopted on January 1, 2020.

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2020. The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In connection with the terms of an agreement between the Partnership and the minority members of Basin Transload, on September 29, 2020, the Partnership acquired the minority members’ collective 40% interest in Basin Transload (see Note 18, “Legal Proceedings” for additional information).

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

(Unaudited)

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	74%	81%	70%	76%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	17%	15%	24%	19%
Crude oil sales and crude oil logistics revenue	3%	—%	1%	1%
Convenience store sales, rental income and sundries	6%	4%	5%	4%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Wholesale segment	15%	17%	23%	19%
Gasoline Distribution and Station Operations segment	84%	80%	75%	78%
Commercial segment	1%	3%	2%	3%
Total	100%	100%	100%	100%

See Note 15, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and nine months ended September 30, 2020 and 2019.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended September 30, 2020
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$262,068	$696,184	$109,963	$1,068,215
Station operations	—	104,710	—	104,710
Total revenue from contracts with customers	262,068	800,894	109,963	1,172,925
Other sales:
Revenue originating as physical forward contracts and exchanges	797,775	—	71,964	869,739
Revenue from leases	572	18,146	—	18,718
Total other sales	798,347	18,146	71,964	888,457
Total sales	$1,060,415	$819,040	$181,927	$2,061,382

	Three Months Ended September 30, 2019
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$303,525	$1,010,655	$189,941	$1,504,121
Station operations	—	110,877	—	110,877
Total revenue from contracts with customers	303,525	1,121,532	189,941	1,614,998
Other sales:
Revenue originating as physical forward contracts and exchanges	1,488,245	—	123,824	1,612,069
Revenue from leases	521	18,065	—	18,586
Total other sales	1,488,766	18,065	123,824	1,630,655
Total sales	$1,792,291	$1,139,597	$313,765	$3,245,653

	Nine Months Ended September 30, 2020
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$900,529	$1,896,960	$335,589	$3,133,078
Station operations	—	272,579	—	272,579
Total revenue from contracts with customers	900,529	2,169,539	335,589	3,405,657
Other sales:
Revenue originating as physical forward contracts and exchanges	2,423,073	—	242,674	2,665,747
Revenue from leases	1,650	52,998	—	54,648
Total other sales	2,424,723	52,998	242,674	2,720,395
Total sales	$3,325,252	$2,222,537	$578,263	$6,126,052

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both September 30, 2020 and December 31, 2019.

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

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2020 and December 31, 2019 excludes 29,974 and 128,170 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 13). These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Series A Preferred Units (as defined in Note 14) are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to Series A preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$18,230	$17,906	$324	$—	$15,080	$14,685	$395	$—
Declared distribution	$17,306	$16,998	$106	$202	$18,091	$17,678	$119	$294
Assumed allocation of undistributed net income (loss)	924	908	16	—	(3,011)	(2,993)	(18)	—
Assumed allocation of net income	$18,230	$17,906	$122	$202	$15,080	$14,685	$101	$294
Less net income attributable to Series A preferred limited partners		1,682				1,682
Net income attributable to common limited partners		$16,224				$13,003
Denominator:
Basic weighted average common units outstanding		33,924				33,865
Dilutive effect of phantom units		285				401
Diluted weighted average common units outstanding		34,209				34,266
Basic net income per common limited partner unit		$0.48				$0.38
Diluted net income per common limited partner unit		$0.47				$0.38

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$97,768	$96,911	$857	$—	$36,695	$35,630	$1,065	$—
Declared distribution	$46,483	$45,978	$303	$202	$53,697	$52,524	$354	$819
Assumed allocation of undistributed net income (loss)	51,285	50,933	352	—	(17,002)	(16,894)	(108)	—
Assumed allocation of net income	$97,768	$96,911	$655	$202	$36,695	$35,630	$246	$819
Less net income attributable to Series A preferred limited partners		5,046				5,046
Net income attributable to common limited partners		$91,865				$30,584
Denominator:
Basic weighted average common units outstanding		33,887				33,791
Dilutive effect of phantom units		354				464
Diluted weighted average common units outstanding		34,241				34,255
Basic net income per common limited partner unit		$2.71				$0.91
Diluted net income per common limited partner unit		$2.68				$0.89

The board of directors of the General Partner declared the following quarterly cash distributions on its common units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 27, 2020	$0.39375	March 31, 2020
July 31, 2020	$0.45875	June 30, 2020
October 26, 2020	$0.50000	September 30, 2020

The board of directors of the General Partner declared the following quarterly cash distributions on its Series A Preferred Units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 16, 2020	$0.609375	February 15, 2020 - May 14, 2020
July 20, 2020	$0.609375	May 15, 2020 - August 14, 2020
October 19, 2020	$0.609375	August 15, 2020 - November 14, 2020

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

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Distillates: home heating oil, diesel and kerosene	$172,965	$222,202
Gasoline	75,165	120,958
Gasoline blendstocks	25,574	39,702
Crude oil	9,864	16,018
Residual oil	21,012	26,521
Propane and other	392	1,356
Renewable identification numbers (RINs)	1,876	1,329
Convenience store inventory	21,858	22,396
Total	$328,706	$450,482

The decrease in inventories, with the exception of convenience store inventory, is primarily due to lower prices at September 30, 2020 compared to December 31, 2019.

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $2.6 million and $9.2 million at September 30, 2020 and December 31, 2019, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $9.2 million and $17.6 million at September 30, 2020 and December 31, 2019, respectively. Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2019	$324,474
Dispositions (1)	(585)
Balance at September 30, 2020	$323,889
(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets. See Note 7.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Buildings and improvements	$1,221,025	$1,196,502
Land	450,459	452,104
Fixtures and equipment	34,851	46,848
Idle plant assets	30,500	30,500
Construction in process	32,559	27,951
Capitalized internal use software	30,275	33,502
Total property and equipment	1,799,669	1,787,407
Less accumulated depreciation	729,418	682,544
Total	$1,070,251	$1,104,863

Property and equipment includes assets held for sale of $2.9 million and $4.6 million at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020, the Partnership had a $42.3 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at September 30, 2020 and December 31, 2019.

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

Evaluation of Long-Lived Asset Impairment

The Partnership recognized an impairment charge relating to certain right of use assets allocated to the GDSO segment in the amount of $0.2 million for each of the three and nine months ended September 30, 2020 and to the Wholesale segment in the amount of $0 and $1.7 million for the three and nine months ended September 30, 2020, respectively, which is included in long-lived asset impairment in the accompanying statements of operations.

The Partnership recognized an impairment charge relating to long-lived assets used at certain gasoline stations and convenience stores in the amount of $0.6 million for each of the three and nine months ended September 30, 2019, which is included in long-lived asset impairment in the accompanying statements of operations. These assets are allocated to the GDSO segment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Periodic divestiture of gasoline stations	$—	$—	(278)	(142)
Strategic asset divestiture program - Real estate firm coordinated sale	68	275	(32)	(1,455)
Loss on assets held for sale	558	9	964	1,274
Other	65	39	(31)	71
Total	$691	$323	$623	$(252)

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations. The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to $0 for each of the three months ended September 30, 2020 and 2019, and ($0.3 million) and ($0.1 million) for the nine months ended September 30, 2020, and 2019, respectively.

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

Real Estate Firm Coordinated Sales—The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites. The Partnership sold zero sites and three sites during the three and nine months ended September 30, 2020, respectively. The Partnership recognized an immaterial gain on the sales of these sites for the nine months ended September 30, 2020, including the derecognition of $0.6 million of GDSO goodwill.

The Partnership recognized a loss of $0.3 million and a gain of ($1.5 million) on the sales of sites for the three and nine months ended September 30, 2019, respectively, including the derecognition of $0.4 million and $2.7 million of GDSO goodwill for these respective periods.

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

The Partnership classified 5 sites as held for sale at September 30, 2020 associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales discussed above. Impairment charges related to these assets held for sale were $0.6 million and $1.0 million for the three and nine months ended September 30, 2020, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership recorded impairment charges related to assets held for sale associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales which were immaterial for the three months ended September 30, 2019 and $1.3 million for the nine months ended September 30, 2019.

Assets held for sale of $2.9 million and $4.6 million at September 30, 2020 and December 31, 2019, respectively, are included in property and equipment in the accompanying consolidated balance sheets. Assets held for sale are expected to be sold within the next 12 months.

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

The average interest rates for the Credit Agreement were 2.8% and 4.3% for the three months ended September 30, 2020 and 2019, respectively, and 3.0% and 4.5% for the nine months ended September 30, 2020 and 2019, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at September 30, 2020 the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $10.1 million as the current portion at September 30, 2020, representing the amount the Partnership expects to pay down over the next twelve months. The long-term portion of the working capital revolving credit facility was $150.0 million and $175.0 million at September 30, 2020 and December 31, 2019, respectively, and the current portion was $10.1 million and $148.9 million

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

at September 30, 2020 and December 31, 2019, respectively. The decrease in total borrowings under the working capital revolving credit facility of $163.8 million from December 31, 2019 was in part due to lower prices.

As of September 30, 2020, the Partnership had total borrowings outstanding under the Credit Agreement of $348.1 million, including $188.0 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $48.5 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $773.4 million and $660.2 million at September 30, 2020 and December 31, 2019, respectively.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at September 30, 2020. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement). In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on the Credit Agreement.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In connection with the Fourth Amendment (as defined below) in May 2020, the Partnership capitalized additional financing fees of $1.2 million. Also in connection with the Fourth Amendment, the Partnership incurred expenses of approximately $0.7 million associated with the write-off of a portion of the related deferred financing fees for the nine months ended September 30, 2020 which are included in interest expense in the accompanying statement of operations. The Partnership had unamortized deferred financing fees of $14.6 million and $18.0 million at September 30, 2020 and December 31, 2019, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $5.7 million and $7.8 million at September 30, 2020 and December 31, 2019, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $8.2 million and $9.5 million at September 30, 2020 and December 31, 2019, respectively. Unamortized fees related to the Sale-Leaseback Transaction (defined below) are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.7 million at both September 30, 2020 and December 31, 2019.

Amortization expense of approximately $1.3 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $3.9 million and $3.8 million for the nine months ended September 30, 2020 and 2019, respectively, is included in interest expense in the accompanying consolidated statements of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Borrowings from working capital revolving credit facility	$1,041,600	$1,290,700
Payments on working capital revolving credit facility	(1,205,400)	(1,291,100)
Net payments on working capital revolving credit facility	$(163,800)	$(400)
Borrowings from revolving credit facility	$50,000	$—
Payments on revolving credit facility	(54,700)	(23,000)
Net payments on revolving credit facility	$(4,700)	$(23,000)

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

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 7.00% senior notes due 2023 outstanding at September 30, 2020. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on these senior notes. On October 7, 2020, the Issuers issued $350.0 million aggregate principal amount of 6.875% senior notes due 2029 to the 2029 Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act. The Partnership

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

used the net proceeds from the offering to fund the redemption of its 2023 Notes and to repay a portion of the borrowings outstanding under its Credit Agreement.

2029 Notes Indenture

In connection with the private placement of the 2029 Notes on October 7, 2020, the Issuers and the subsidiary guarantors and Regions Bank, as trustee, entered into an indenture (the “2029 Notes Indenture”).

The 2029 Notes mature on January 15, 2029 with interest accruing at a rate of 6.875% per annum. Interest is payable beginning July 15, 2021 and thereafter semi-annually in arrears on January 15 and July 15 of each year. The 2029 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2029 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2029 Notes may declare the 2029 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the 2029 Notes to become due and payable.

The Issuers have the option to redeem up to 35% of the 2029 Notes prior to October 15, 2023 at a redemption price (expressed as a percentage of principal amount) of 106.875% plus accrued and unpaid interest, if any. The Issuers have the option to redeem the 2029 Notes, in whole or in part, at any time on or after January 15, 2024, at the redemption prices of 103.438% for the twelve-month period beginning on January 15, 2024, 102.292% for the twelve-month period beginning January 15, 2025, 101.146% for the twelve-month period beginning January 15, 2026, and 100% beginning on January 15, 2027 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, before January 15, 2024, the Issuers may redeem all or any part of the 2029 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2029 Notes may require the Issuers to repurchase the 2029 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2029 Notes Indenture) at the prices and on the terms specified in the 2029 Notes Indenture.

The 2029 Notes Indenture contains covenants that limit the Partnership’s ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by its subsidiaries, create liens, sell assets or merge with other entities. Events of default under the 2029 Notes Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 2029 Notes, (ii) breach of the Partnership’s covenants under the 2029 Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of the Partnership or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

2029 Notes Registration Rights Agreement

On October 7, 2020, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “2029 Notes Registration Rights Agreement”) with the 2029 Notes Initial Purchasers in connection with the Issuers’ private placement of the 2029 Notes. Under the 2029 Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors have agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 2029 Notes for an issue of notes with terms identical to the 2029 Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 2029 Notes Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by December 1, 2021. If the exchange offer is not completed on or before December 1, 2021, the annual interest rate borne by the 2029 Notes will increase by 1.0% per

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

annum until the exchange offer is completed or a shelf registration statement relating to resales of the 2029 Notes is declared effective.

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”). In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of approximately $2.3 million was recorded for each of the three months ended September 30, 2020 and 2019, and $7.0 million was recorded for each of the nine months ended September 30, 2020 and 2019, which is included in interest expense in the accompanying consolidated statements of operations. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.5 million for each of the three months ended September 30, 2020 and 2019, and $7.6 million and $7.4 million for the nine months ended September 30, 2020 and 2019, respectively. The financing obligation balance outstanding at September 30, 2020 was $86.4 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated. The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $1.1 million for each of the three months ended September 30, 2020 and 2019 and $3.3 million for each of the nine months ended September 30, 2020 and 2019. Lease rental payments were $1.2 million for each of the three months ended September 30, 2020 and 2019, and $3.5 million for each of the nine months ended September 30, 2020 and 2019. The financing obligation balance outstanding at September 30, 2020 was $62.1 million associated with the Sale-Leaseback Transaction.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at September 30, 2020:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	85,553	Thousands of barrels
Short	(90,087)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	8,606	Thousands of barrels
Short	(7,666)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2020	2019	2020	2019
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(8,054)	$2,634	$(6,356)	$3,872

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$9,456	$(2,136)	$3,299	$(5,121)

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

The amount of gain (loss) recognized in other comprehensive income for derivatives designated in cash flow hedging relationships was $1.5 million and $6.9 million for the three and nine months ended September 30, 2020, respectively. The amount of gain (loss) reclassified from other comprehensive income into cost of sales for derivatives designated in cash flow hedging relationships was $1.0 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. The amount of gain (loss) recognized in other comprehensive income as of September 30, 2020 and expected to be reclassified into earnings within the next 12 months is $4.7 million.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives not designated as	Recognized in	September 30,		September 30,
hedging instruments	Income on Derivatives	2020	2019	2020	2019
Commodity contracts	Cost of sales	$2,219	$3,204	$6,285	$18,329

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at September 30, 2020 and December 31, 2019 (in thousands):

		September 30, 2020
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$6,001	$58,032	$64,033
Forward derivative contracts (1)	Derivative assets	—	43,159	43,159
Total asset derivatives		$6,001	$101,191	$107,192

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(6,915)	$(62,233)	$(69,148)
Forward derivative contracts (1)	Derivative liabilities	—	(6,589)	(6,589)
Total liability derivatives		$(6,915)	$(68,822)	$(75,737)

		December 31, 2019
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$31,645	$31,645
Forward derivative contracts (1)	Derivative assets	—	4,564	4,564
Total asset derivatives		$—	$36,209	$36,209

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(3,838)	$(26,354)	$(30,192)
Forward derivative contracts (1)	Derivative liabilities	—	(12,698)	(12,698)
Total liability derivatives		$(3,838)	$(39,052)	$(42,890)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value at September 30, 2020
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$43,122	$37	$—	$43,159
Exchange-traded/cleared derivative instruments (2)	(5,115)	—	—	28,570	23,455
Pension plans	17,820	—	—	—	17,820
Total assets	$12,705	$43,122	$37	$28,570	$84,434

Liabilities:
Forward derivative contracts (1)	$—	$(6,538)	$(51)	$—	$(6,589)

	Fair Value at December 31, 2019
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$4,002	$562	$—	$4,564
Exchange-traded/cleared derivative instruments (2)	1,453	—	—	33,013	34,466
Pension plans	17,099	—	—	—	17,099
Total assets	$18,552	$4,002	$562	$33,013	$56,129

Liabilities:
Forward derivative contracts (1)	$—	$(12,112)	$(586)	$—	$(12,698)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	September 30, 2020		December 31, 2019
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2023	$300,000	$306,000	$300,000	$309,000
7.00% senior notes due 2027	$400,000	$406,000	$400,000	$423,000

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

The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants. The estimated range and weighted average for these inputs include the following:

	September 30, 2020			December 31, 2019
	Low	High	Weighted	Low	High	Weighted
Product	($ per barrel)	($ per barrel)	Average	($ per barrel)	($ per barrel)	Average
Crude oil	$(3.60)	$(3.55)	$(3.57)	$(4.95)	$(3.25)	$(4.88)
Propane	$—	$—	$—	$0.84	$15.54	$11.04

The respective weighted averages were calculated by weighting the contractual volumes of the location basis, transportation and throughput costs net of an estimated margin for current market participants. The Partnership ceased marketing propane during the quarter ended June 30, 2020 and, therefore, inputs were not required at September 30, 2020. Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 9.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at September 30, 2020 (in thousands):

Fair value at December 31, 2019	$(24)
Derivatives entered into during the period	22
Derivatives sold during the period	(36)
Realized gains (losses) recorded in cost of sales	24
Fair value at September 30, 2020	$(14)

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

Note 11.    Environmental Liabilities and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2020 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	September 30,
Environmental Liability Related to:	2019	2020	2020	2020	2020
Retail gasoline stations	$55,493	$(2,010)	$(918)	$(813)	$51,752
Terminals	3,778	(105)	—	—	3,673
Total environmental liabilities	$59,271	$(2,115)	$(918)	$(813)	$55,425
Current portion	$5,009				$5,009
Long-term portion	54,262				50,416
Total environmental liabilities	$59,271				$55,425

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $1.4 million and $0.9 million at September 30, 2020 and December 31, 2019, respectively.

The Partnership may enter into RIN forward purchase and sales commitments. Total losses from firm non-cancellable commitments were immaterial at both September 30, 2020 and December 31, 2019.

Note 12.    Related Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner. The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice. As of September 30, 2020, no such notice of termination was given by GPC or the Partnership.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $29.7 million and $33.4 million for the three months ended September 30, 2020 and 2019, respectively, and $99.9 million and $91.4 million for the nine months ended September 30, 2020 and 2019, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents receivables from GPC and the General Partner (in thousands):

	September 30,	December 31,
	2020	2019
Receivables from GPC	$28	$53
Receivables from the General Partner (1)	5,254	7,770
Total	$5,282	$7,823
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

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

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested phantom units at December 31, 2019	562,906	9.74
Vested	(152,635)	10.41
Forfeited	(6,867)	11.31
Outstanding non—vested phantom units at September 30, 2020	403,404	9.46

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at September 30, 2020 was approximately $1.8 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity. Since the Repurchase Program was implemented, the General Partner repurchased 868,505 common units pursuant to the Repurchase Program for approximately $25.1 million, of which approximately $0 and $0.3 million were purchased during the three and nine months ended September 30, 2020, respectively.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement. The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement. In accordance with the Agreement, the Partnership paid members of the General Partner $0 for each of the three months ended September 30, 2020 and 2019, and $0.3 million in the aggregate for each of the nine months ended September 30, 2020 and 2019.

Note 14.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At September 30, 2020, there were 33,995,563 common units issued, including 5,239,245 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the three and nine months ended September 30, 2020.

Series A Preferred Units

At September 30, 2020, there were 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three and nine months ended September 30, 2020.

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2020 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2020	12/31/19	$0.52500	$17,848	$123	$320	$18,291
5/15/2020	03/31/20	0.39375	13,385	91	—	13,476
8/14/2020	06/30/20	0.45875	15,595	106	—	15,701

In addition, on October 26, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit ($2.00 per unit on an annualized basis) on all of its outstanding common units for the period from July 1, 2020 through September 30, 2020. On November 13, 2020, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 9, 2020.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership paid the following cash distributions on the Series A Preferred Units during 2020 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/18/2020	11/15/19 - 2/14/20	$0.609375	$1,682
5/15/2020	2/15/20 - 5/14/20	0.609375	1,682
8/17/2020	5/15/20 - 8/14/20	0.609375	1,682

In addition, on October 19, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from August 15, 2020 through November 14, 2020. This distribution will be payable on November 16, 2020 to holders of record as of the opening of business on November 2, 2020.

Note 15.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$767,538	$1,466,111	$2,182,321	$4,106,434
Crude oil (1)	57,518	13,646	73,010	56,174
Other oils and related products (2)	235,359	312,534	1,069,921	1,343,417
Total	$1,060,415	$1,792,291	$3,325,252	$5,506,025
Product margin
Gasoline and gasoline blendstocks	$16,318	$20,194	$83,241	$76,568
Crude oil (1)	(2,729)	(3,019)	2,004	(10,043)
Other oils and related products (2)	14,031	17,071	58,764	40,566
Total	$27,620	$34,246	$144,009	$107,091
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$696,184	$1,010,655	$1,896,960	$2,866,496
Station operations (3)	122,856	128,942	325,577	354,127
Total	$819,040	$1,139,597	$2,222,537	$3,220,623
Product margin
Gasoline	$101,405	$107,620	$305,405	$282,919
Station operations (3)	57,462	61,109	154,904	169,621
Total	$158,867	$168,729	$460,309	$452,540
Commercial Segment:
Sales	$181,927	$313,765	$578,263	$1,006,171
Product margin	$2,855	$7,213	$11,773	$18,217
Combined sales and Product margin:
Sales	$2,061,382	$3,245,653	$6,126,052	$9,732,819
Product margin (4)	$189,342	$210,188	$616,091	$577,848
Depreciation allocated to cost of sales	(20,101)	(22,419)	(61,165)	(66,092)
Combined gross profit	$169,241	$187,769	$554,926	$511,756
(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 112 million gallons and 126 million gallons of the GDSO segment’s sales for the three months ended September 30, 2020 and 2019, respectively, and 300 million gallons and 256 million gallons of the GDSO segment’s sales for the nine months ended September 30, 2020 and 2019, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Combined gross profit	$169,241	$187,769	$554,926	$511,756
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	43,218	45,333	143,158	127,391
Operating expenses	82,235	87,827	241,502	257,222
Lease exit and termination gain	—	—	—	(493)
Amortization expense	2,712	2,766	8,137	8,719
Net loss (gain) on sale and disposition of assets	691	323	623	(252)
Long-lived asset impairment	203	643	1,927	643
Total operating costs and expenses	129,059	136,892	395,347	393,230
Operating income	40,182	50,877	159,579	118,526
Interest expense	(19,854)	(22,091)	(62,544)	(68,113)
Loss on early extinguishment of debt	—	(13,080)	—	(13,080)
Income tax (expense) benefit	(2,136)	(813)	205	(1,275)
Net income	18,192	14,893	97,240	36,058
Net loss attributable to noncontrolling interest	38	187	528	637
Net income attributable to Global Partners LP	$18,230	$15,080	$97,768	$36,695

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and nine months ended September 30, 2020 and 2019.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at September 30, 2020 and December 31, 2019 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
September 30, 2020	$605,734	$—	$1,547,459	$333,111	$2,486,304
December 31, 2019	$773,696	$—	$1,576,655	$458,076	$2,808,427

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

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period. The valuation allowance decreased by approximately $0.2 million for the nine months ended September 30, 2020.

The Partnership computed its tax provision for the three and nine months ended September 30, 2020 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate. Given a reliable estimate of the annual effective tax rate cannot be made, the Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three and nine months ended September 30, 2020.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had gross-tax effected unrecognized tax benefits of $0 and $1.0 million at September 30, 2020 and December 31, 2019, respectively. The liability for unrecognized tax benefits for uncertain tax positions changed by $1.0 million for the nine months ended September 30, 2020 as a result of closure of various statutes of limitations.

GMG files income tax returns in the United States and various state jurisdictions. As of September 30, 2020, with few exceptions, the Partnership was subject to income tax examination by tax authorities for all years dated back to 2016.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides certain tax changes in response to the COVID-19 pandemic, including the temporary removal of certain limitations on the utilization of net operating losses, permitting the carryback of net operating losses generated in 2018, 2019 or 2020 to the five preceding taxable years, increasing the ability to deduct interest expense, deferring the employer share of social security tax payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As a result, the Partnership recognized a benefit of $6.3 million related to the CARES Act net operating loss carryback provisions which is included in income tax benefit in the accompanying statement of operations for the nine months ended September 30, 2020. The Partnership expects to receive cash refunds totaling $15.8 million associated with the carryback of losses generated in 2018 to the 2016 and 2017 tax years, and this income tax receivable is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of September 30, 2020.

Note 17.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Pension	Derivatives Designated as
Three Months Ended September 30, 2020	Plan	Cash Flow Hedges	Total
Balance at June 30, 2020	$(5,696)	$5,187	$(509)
Other comprehensive income before reclassification of (gain) loss	921	1,485	2,406
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	(43)	(957)	(1,000)
Total comprehensive income	878	528	1,406
Balance at September 30, 2020	$(4,818)	$5,715	$897

	Pension	Derivatives Designated as
Nine Months Ended September 30, 2020	Plan	Cash Flow Hedges	Total
Balance at December 31, 2019	$(5,076)	$—	$(5,076)
Other comprehensive income before reclassification of (gain) loss	388	6,906	7,294
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	(130)	(1,191)	(1,321)
Total comprehensive income	258	5,715	5,973
Balance at September 30, 2020	$(4,818)	$5,715	$897

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

Other

In October 2020, the Partnership was served with a complaint filed against the Partnership and its wholly owned subsidiary, Global Companies LLC (“Global Companies”) alleging, among other things, wrongful death and loss of consortium. The complaint, filed in the Middlesex County Superior Court of the Commonwealth of Massachusetts, alleges, among other things, that a truck driver (whose estate is a co-plaintiff), while loading gasoline and diesel fuel at terminals owned and operated by the Partnership located in Albany, New York and Burlington, Vermont, was exposed to benzene-containing products and/or vapors therefrom. The Partnership and Global Companies have meritorious defenses to the allegations in the complaint and will vigorously contest the actions taken by the plaintiffs.

On June 1, 2020, Basin Transload filed for reorganization in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code. Pursuant to the terms of a settlement agreement entered into as of August 12, 2020 by and among the Partnership, Global Operating LLC (“Global Operating”), Basin Transload and the minority members of Basin Transload (the “Basin Settlement Agreement”), Basin Transload filed a motion with the Bankruptcy Court to voluntarily dismiss the bankruptcy petition. On September 14, 2020, the Bankruptcy Court issued an order approving the Basin Settlement Agreement and dismissing the bankruptcy petition. The order became final and non-appealable on September 28, 2020. In connection with the Basin Settlement Agreement, Global Operating acquired the minority members’ collective 40% membership interest in Basin Transload, the arbitration petition previously filed by the minority members against the Partnership and Global Operating was withdrawn with prejudice and each of the actions filed in the state courts of Massachusetts and North Dakota by the Partnership and the minority members, respectively, were voluntarily dismissed with prejudice.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Based on an aging analysis at September 30, 2020, approximately 98% of the Partnership’s accounts receivable were outstanding less than 30 days.

The following table presents changes in the credit loss allowance included in accounts receivable, net in the accompanying balance sheet (in thousands):

Credit Loss
Allowance
Balance at December 31, 2019	$2,729
Current period provision	375
Write-offs charged against allowance for credit losses	(63)
Recoveries collected	165
Balance at September 30, 2020	$3,206

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

Note 20.    Subsequent Events

Distribution to Common Unitholders—On October 26, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit ($2.00 per unit on an annualized basis) for the period from July 1, 2020 through September 30, 2020. On November 13, 2020, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 9, 2020.

Distribution to Preferred Unitholders—On October 19, 2020, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units, covering the period from August 15, 2020 through November 14, 2020. This distribution will be payable on November 16, 2020 to holders of record as of the opening of business on November 2, 2020.

2029 Notes Offering and 2023 Notes Redemption— On October 7, 2020, the Issuers completed a private offering of $350.0 million aggregate principal amount of 6.875% senior notes due 2029. The Partnership used the net proceeds from the offering to fund the redemption of the 2023 Notes and to repay a portion of the borrowings outstanding under its credit agreement. See Note 8, “Debt and Financing Obligations—Senior Notes” for additional information on the 2029 Notes.

The Partnership expects the redemption of the 2023 Notes will result in a loss of approximately $7.2 million from the early extinguishment of debt in the fourth quarter of 2020 associated with the call premium paid as well as the write-off of remaining unamortized deferred financing fees.

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2020 and December 31, 2019, the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2020 and 2019 and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2020

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,581	$1,280	$—	$4,861
Accounts receivable, net	239,167	229	—	239,396
Accounts receivable—affiliates	5,282	—	—	5,282
Inventories	328,706	—	—	328,706
Brokerage margin deposits	23,455	—	—	23,455
Derivative assets	43,159	—	—	43,159
Prepaid expenses and other current assets	92,126	169	—	92,295
Total current assets	735,476	1,678	—	737,154
Property and equipment, net	1,068,623	1,628	—	1,070,251
Right of use assets, net	287,727	60	—	287,787
Intangible assets, net	38,627	—	—	38,627
Goodwill	323,889	—	—	323,889
Other assets	28,596	—	—	28,596
Total assets	$2,482,938	$3,366	$—	$2,486,304

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$186,768	$26	$—	$186,794
Accounts payable—affiliates	(396)	396	—	—
Working capital revolving credit facility—current portion	10,100	—	—	10,100
Lease liability—current portion	70,965	—	—	70,965
Environmental liabilities—current portion	5,009	—	—	5,009
Trustee taxes payable	30,077	—	—	30,077
Accrued expenses and other current liabilities	99,683	215	—	99,898
Derivative liabilities	6,589	—	—	6,589
Total current liabilities	408,795	637	—	409,432
Working capital revolving credit facility—less current portion	150,000	—	—	150,000
Revolving credit facility	188,000	—	—	188,000
Senior notes	691,765	—	—	691,765
Long-term lease liability—less current portion	229,266	41	—	229,307
Environmental liabilities—less current portion	50,416	—	—	50,416
Financing obligations	146,994	—	—	146,994
Deferred tax liabilities	56,399	—	—	56,399
Other long—term liabilities	54,926	—	—	54,926
Total liabilities	1,976,561	678	—	1,977,239

Partners' equity
Global Partners LP equity	506,377	2,688	—	509,065
Noncontrolling interest	—	—	—	—
Total partners' equity	506,377	2,688	—	509,065
Total liabilities and partners' equity	$2,482,938	$3,366	$—	$2,486,304

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2020

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$2,061,152	$718	$(488)	$2,061,382
Cost of sales	1,892,535	94	(488)	1,892,141
Gross profit	168,617	624	—	169,241
Costs and operating expenses:
Selling, general and administrative expenses	42,865	353	—	43,218
Operating expenses	81,869	366	—	82,235
Amortization expense	2,712	—	—	2,712
Net loss on sale and disposition of assets	691	—	—	691
Long-lived asset impairment	203	—	—	203
Total costs and operating expenses	128,340	719	—	129,059
Operating income (loss)	40,277	(95)	—	40,182
Interest expense	(19,854)	—	—	(19,854)
Income (loss) before income tax expense	20,423	(95)	—	20,328
Income tax expense	(2,136)	—	—	(2,136)
Net income (loss)	18,287	(95)	—	18,192
Net loss attributable to noncontrolling interest	—	38	—	38
Net income attributable to Global Partners LP	18,287	(57)	—	18,230
Less: General partners' interest in net income, including incentive distribution rights	324	—	—	324
Less: Series A preferred limited partner interest in net income	1,682	—	—	1,682
Net income attributable to common limited partners	$16,281	$(57)	$—	$16,224

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$3,245,348	$313	$(8)	$3,245,653
Cost of sales	3,057,568	324	(8)	3,057,884
Gross profit (loss)	187,780	(11)	—	187,769
Costs and operating expenses:
Selling, general and administrative expenses	45,237	96	—	45,333
Operating expenses	87,465	362	—	87,827
Amortization expense	2,766	—	—	2,766
Net loss on sale and disposition of assets	323	—	—	323
Long-lived asset impairment	643	—	—	643
Total costs and operating expenses	136,434	458	—	136,892
Operating income (loss)	51,346	(469)	—	50,877
Interest expense	(22,091)	—	—	(22,091)
Loss on early extinguishment of debt	(13,080)	—	—	(13,080)
Income (loss) before income tax expense	16,175	(469)	—	15,706
Income tax expense	(813)	—	—	(813)
Net income (loss)	15,362	(469)	—	14,893
Net loss attributable to noncontrolling interest	—	187	—	187
Net income attributable to Global Partners LP	15,362	(282)	—	15,080
Less: General partners' interest in net income, including incentive distribution rights	395	—	—	395
Less: Series A preferred limited partner interest in net income	1,682	—	—	1,682
Net income attributable to common limited partners	$13,285	$(282)	$—	$13,003

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2020

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$6,124,977	$1,829	$(754)	$6,126,052
Cost of sales	5,571,224	656	(754)	5,571,126
Gross profit	553,753	1,173	—	554,926
Costs and operating expenses:
Selling, general and administrative expenses	141,871	1,287	—	143,158
Operating expenses	240,295	1,207	—	241,502
Amortization expense	8,137	—	—	8,137
Net loss on sale and disposition of assets	623	—	—	623
Long-lived asset impairment	1,927	—	—	1,927
Total costs and operating expenses	392,853	2,494	—	395,347
Operating income	160,900	(1,321)	—	159,579
Interest expense	(62,544)	—	—	(62,544)
Income (loss) before income tax benefit	98,356	(1,321)	—	97,035
Income tax benefit	205	—	—	205
Net income (loss)	98,561	(1,321)	—	97,240
Net loss attributable to noncontrolling interest	—	528	—	528
Net income attributable to Global Partners LP	98,561	(793)	—	97,768
Less: General partners' interest in net income, including incentive distribution rights	857	—	—	857
Less: Series A preferred limited partner interest in net income	5,046	—	—	5,046
Net income attributable to common limited partners	$92,658	$(793)	$—	$91,865

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2019

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$9,731,847	$1,205	$(233)	$9,732,819
Cost of sales	9,219,952	1,344	(233)	9,221,063
Gross profit (loss)	511,895	(139)	—	511,756
Costs and operating expenses:
Selling, general and administrative expenses	127,096	295	—	127,391
Operating expenses	256,062	1,160	—	257,222
Lease exit and termination gain	(493)	—	—	(493)
Amortization expense	8,719	—	—	8,719
Net gain on sale and disposition of assets	(252)	—	—	(252)
Long-lived asset impairment	643	—	—	643
Total costs and operating expenses	391,775	1,455	—	393,230
Operating income (loss)	120,120	(1,594)	—	118,526
Interest expense	(68,113)	—	—	(68,113)
Loss on early extinguishment of debt	(13,080)	—	—	(13,080)
Income (loss) before income tax expense	38,927	(1,594)	—	37,333
Income tax expense	(1,275)	—	—	(1,275)
Net income (loss)	37,652	(1,594)	—	36,058
Net loss attributable to noncontrolling interest	—	637	—	637
Net income attributable to Global Partners LP	37,652	(957)	—	36,695
Less: General partners' interest in net income, including incentive distribution rights	1,065	—	—	1,065
Less: Series A preferred limited partner interest in net income	5,046	—	—	5,046
Net income attributable to common limited partners	$31,541	$(957)	$—	$30,584

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Nine Months Ended September 30, 2020

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$250,460	$(171)	$250,289

Cash flows from investing activities
Capital expenditures	(39,644)	—	(39,644)
Seller note issuances	(1,188)	—	(1,188)
Proceeds from sale of property and equipment	6,060	—	6,060
Net cash used in investing activities	(34,772)	—	(34,772)

Cash flows from financing activities
Net payments on working capital revolving credit facility	(163,800)	—	(163,800)
Net payments on revolving credit facility	(4,700)	—	(4,700)
Repurchase of common units	(291)	—	(291)
LTIP units withheld for tax obligations	(273)	—	(273)
Noncontrolling interest capital contribution	(600)	1,000	400
Acquisition of noncontrolling interest	(1,650)	—	(1,650)
Distributions to limited partners and general partner	(52,384)	—	(52,384)
Net cash used in (provided by) financing activities	(223,698)	1,000	(222,698)

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(8,010)	829	(7,181)
Cash and cash equivalents at beginning of period	11,591	451	12,042
Cash and cash equivalents at end of period	$3,581	$1,280	$4,861

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

Overview

General

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of September 30, 2020, we had a portfolio of 1,542 owned, leased and/or supplied gasoline stations, including 278 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $1.9 billion and $5.8 billion of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane for the three and nine months ended September 30, 2020, respectively. In addition, we had other revenues of approximately $0.1 billion and $0.3 billion for the three and nine months ended September 30, 2020, respectively, from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

The COVID-19 pandemic has resulted in an economic downturn and restricted travel to, from and within the states in which we conduct our businesses. Federal, state and municipal “stay at home” or similar-like directives have resulted in decreases in the demand for gasoline and convenience store products. Social distancing guidelines and directives limiting food operations at our convenience stores have further contributed to a reduction in in-store traffic and sales. The demand for diesel fuel has similarly (but not as drastically) been impacted. We remain well positioned to pivot and address different (and, at times, conflicting) directives from federal, state and municipal authorities designed to mitigate the spread of the COVID-19 pandemic, permit the opening of businesses and promote an economic recovery. From mid-March into April, we saw reductions of more than 50% in gasoline volume and more than 20% in convenience store sales but have since seen increases in both gasoline volume and convenience store sales as some businesses reopened and directives from federal, state and municipal authorities became less restrictive. That said, uncertainties surrounding the duration of the COVID-19 pandemic and demand at the pump, inside our stores and at our terminals remain.

Given the uncertainty in the early part of 2020 surrounding the short-term and long-term impacts of COVID-19, including the timing of an economic recovery, early in the second quarter we took certain steps to increase liquidity and create additional financial flexibility. Such steps included a 25% decrease to our quarterly distribution on our common units to $0.39375 per unit for the period from January 1, 2020 to March 31, 2020. In addition, we borrowed $50.0 million under our revolving credit facility which was included in cash on our balance sheet. We also reduced planned expenses and 2020 capital spending. We amended our credit agreement to provide temporary adjustments to certain covenants. Given the stronger-than-expected performance in the second quarter, we paid down our revolving credit facility with the $50.0 million cash on hand and increased our planned 2020 capital spending. In addition, we have increased our quarterly distribution on our common units for each of the last two quarters.

Moving Forward – Our Perspective

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

2020 Events

2029 Notes Offering and 2023 Notes Redemption—On October 7, 2020, we and GLP Finance Corp. (the “Issuers”) issued $350.0 million aggregate principal amount of 6.875% senior notes due 2029 (the “2029 Notes”) to several initial purchasers (the “2029 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the offering to fund the redemption of our 7.00% senior notes due 2023 (the “2023 Notes”) and to repay a portion of the borrowings outstanding under our credit agreement. Please read “—Liquidity and Capital Resources—Senior Notes” for additional information on the 2029 Notes.

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

As of September 30, 2020, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	278
Commissioned agents	272
Lessee dealers	209
Contract dealers	783
Total	1,542

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to Global Partners LP	$18,230	$15,080	$97,768	$36,695
EBITDA (1)(2)	$64,965	$65,094	$235,299	$187,105
Adjusted EBITDA (1)(2)	$65,859	$66,060	$237,849	$187,496
Distributable cash flow (3)(4)(5)	$31,333	$30,405	$149,134	$86,281
Wholesale Segment:
Volume (gallons)	837,768	995,638	2,631,430	3,057,823
Sales
Gasoline and gasoline blendstocks	$767,538	$1,466,111	$2,182,321	$4,106,434
Crude oil (6)	57,518	13,646	73,010	56,174
Other oils and related products (7)	235,359	312,534	1,069,921	1,343,417
Total	$1,060,415	$1,792,291	$3,325,252	$5,506,025
Product margin
Gasoline and gasoline blendstocks	$16,318	$20,194	$83,241	$76,568
Crude oil (6)	(2,729)	(3,019)	2,004	(10,043)
Other oils and related products (7)	14,031	17,071	58,764	40,566
Total	$27,620	$34,246	$144,009	$107,091
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	376,317	423,327	1,006,300	1,214,077
Sales
Gasoline	$696,184	$1,010,655	$1,896,960	$2,866,496
Station operations (8)	122,856	128,942	325,577	354,127
Total	$819,040	$1,139,597	$2,222,537	$3,220,623
Product margin
Gasoline	$101,405	$107,620	$305,405	$282,919
Station operations (8)	57,462	61,109	154,904	169,621
Total	$158,867	$168,729	$460,309	$452,540
Commercial Segment:
Volume (gallons)	139,925	171,505	428,418	546,261
Sales	$181,927	$313,765	$578,263	$1,006,171
Product margin	$2,855	$7,213	$11,773	$18,217
Combined sales and product margin:
Sales	$2,061,382	$3,245,653	$6,126,052	$9,732,819
Product margin (9)	$189,342	$210,188	$616,091	$577,848
Depreciation allocated to cost of sales	(20,101)	(22,419)	(61,165)	(66,092)
Combined gross profit	$169,241	$187,769	$554,926	$511,756

GDSO portfolio as of September 30, 2020 and 2019:	2020	2019
Company operated	278	295
Commissioned agents	272	253
Lessee dealers	209	221
Contract dealers	783	797
Total GDSO portfolio	1,542	1,566

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weather conditions:
Normal heating degree days	96	96	3,750	3,750
Actual heating degree days	72	28	3,320	3,405
Variance from normal heating degree days	(25)%	(71)%	(11)%	(9)%
Variance from prior period actual heating degree days	157%	(3)%	(2)%	(4)%

(1)	EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2019 include a $13.1 million loss on the early extinguishment of debt related to our repurchase of our 6.25% senior notes due 2022.
(3)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.
(4)	Distributable cash flow includes a net loss (gain) on sale and disposition of assets and long-lived asset impairment of $0.9 million for each of the three months ended September 30, 2020 and 2019, and $2.5 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. Excluding these charges, distributable cash flow would have been $32.2 million and $31.3 million for the three months ended September 30, 2020 and 2019, respectively, and $151.6 million and $86.6 million for the nine months ended September 30, 2020 and 2019, respectively.
(5)	Distributable cash flow for the three and nine months ended September 30, 2019 includes a $13.1 million loss on the early extinguishment of debt related to the repurchase of our 6.25% senior notes due 2022.
(6)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(7)	Other oils and related products primarily consist of distillates, residual oil and propane.
(8)	Station operations consist of convenience stores sales, rental income and sundries.
(9)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$18,192	$14,893	$97,240	$36,058
Net loss attributable to noncontrolling interest	38	187	528	637
Net income attributable to Global Partners LP	18,230	15,080	97,768	36,695
Depreciation and amortization, excluding the impact of noncontrolling interest	24,745	27,110	75,192	81,022
Interest expense, excluding the impact of noncontrolling interest	19,854	22,091	62,544	68,113
Income tax expense (benefit)	2,136	813	(205)	1,275
EBITDA (1)	64,965	65,094	235,299	187,105
Net loss (gain) on sale and disposition of assets	691	323	623	(252)
Long-lived asset impairment	203	643	1,927	643
Adjusted EBITDA (1)	$65,859	$66,060	$237,849	$187,496

Reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by operating activities	$88,286	$143,017	$250,289	$109,525
Net changes in operating assets and liabilities and certain non-cash items	(45,321)	(100,890)	(77,621)	8,077
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	10	63	292	115
Interest expense, excluding the impact of noncontrolling interest	19,854	22,091	62,544	68,113
Income tax expense (benefit)	2,136	813	(205)	1,275
EBITDA (1)	64,965	65,094	235,299	187,105
Net loss (gain) on sale and disposition of assets	691	323	623	(252)
Long-lived asset impairment	203	643	1,927	643
Adjusted EBITDA (1)	$65,859	$66,060	$237,849	$187,496
(1)	EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2019 include a $13.1 million loss on the early extinguishment of debt related to our repurchase of our 6.25% senior notes due 2022.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Reconciliation of net income to distributable cash flow:
Net income	$18,192	$14,893	$97,240	$36,058
Net loss attributable to noncontrolling interest	38	187	528	637
Net income attributable to Global Partners LP	18,230	15,080	97,768	36,695
Depreciation and amortization, excluding the impact of noncontrolling interest	24,745	27,110	75,192	81,022
Amortization of deferred financing fees and senior notes discount	1,329	1,352	3,896	4,679
Amortization of routine bank refinancing fees	(1,008)	(902)	(2,933)	(2,814)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(11,963)	(12,235)	(24,789)	(33,301)
Distributable cash flow (1)(2)	31,333	30,405	149,134	86,281
Distributions to Series A preferred unitholders (3)	(1,682)	(1,682)	(5,046)	(5,046)
Distributable cash flow after distributions to Series A preferred unitholders	$29,651	$28,723	$144,088	$81,235

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$88,286	$143,017	$250,289	$109,525
Net changes in operating assets and liabilities and certain non-cash items	(45,321)	(100,890)	(77,621)	8,077
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	10	63	292	115
Amortization of deferred financing fees and senior notes discount	1,329	1,352	3,896	4,679
Amortization of routine bank refinancing fees	(1,008)	(902)	(2,933)	(2,814)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(11,963)	(12,235)	(24,789)	(33,301)
Distributable cash flow (1)(2)	31,333	30,405	149,134	86,281
Distributions to Series A preferred unitholders (3)	(1,682)	(1,682)	(5,046)	(5,046)
Distributable cash flow after distributions to Series A preferred unitholders	$29,651	$28,723	$144,088	$81,235
(1)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow includes a net loss (gain) on sale and disposition of assets and long-lived asset impairment of $0.9 million for each of the three months ended September 30, 2020 and 2019, and $2.5 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. Excluding these charges, distributable cash flow would have been $32.2 million and $31.3 million for the three months ended September 30, 2020 and 2019, respectively, and $151.6 million and $86.6 million for the nine months ended September 30, 2020 and 2019, respectively.
(3)	Distributable cash flow for the three and nine months ended September 30, 2019 includes a $13.1 million loss on the early extinguishment of debt related to the repurchase of our 6.25% senior notes due 2022.
(4)	Distributions to Series A preferred unitholders represent the distributions payable to the preferred unitholders during the period. Distributions on the Series A Preferred Units are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $2.0 billion and $3.2 billion for the three months ended September 30, 2020 and 2019, respectively, a decrease of $1.2 billion, or 37%, due to decreases in prices and volume sold. Our aggregate volume of product sold was 1.4 billion gallons and 1.6 billion gallons for the three months ended September 30, 2020 and 2019, respectively, declining 236 million gallons including decreases of 158 million gallons in our Wholesale segment due to a decline in gasoline and gasoline blendstocks, partially offset by increased volume in crude oil and other oils and related products, 47 million gallons in our GDSO segment and 31 million gallons in our Commercial segment.

Our total sales were $6.1 billion and $9.7 billion for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $3.6 billion, or 37%, due to decreases in prices and volume sold. Our aggregate volume of product sold was 4.1 billion gallons and 4.8 billion gallons for the nine months ended September 30, 2020 and 2019, respectively, declining 752 million gallons including decreases of 426 million gallons in our Wholesale segment due to a decline in gasoline and gasoline blendstocks partially offset by increased volume in crude oil and other oils and related products, 208 million gallons in our GDSO segment and 118 million gallons in our Commercial segment.

Gross Profit

Our gross profit was $169.2 million and $187.8 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $18.6 million, or 10%, due to lower product margins in all three segments.

Our gross profit was $554.9 million and $511.8 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $43.1 million, or 8%, primarily due to more favorable market conditions in our Wholesale segment, largely in the second quarter. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our Wholesale segment in the second quarter. Our gross profit also benefitted from higher fuel margins (cents per gallon) in gasoline distribution in our GDSO segment which offset a decrease in fuel volume and a decrease in our station operations product margin.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $0.8 billion and $1.5 billion for the three months ended September 30, 2020 and 2019, respectively, a decrease of $0.7 billion, or 47%, due to decreases in prices and volume sold. Our gasoline and gasoline blendstocks product margin was $16.3 million and $20.2 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $3.9 million, or 19%, primarily due to less favorable market conditions in gasoline compared to the same period in 2019.

Sales from wholesale gasoline and gasoline blendstocks were $2.2 billion and $4.1 billion for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $1.9 billion, or 46%, due to decreases in prices and volume sold. Our gasoline and gasoline blendstocks product margin was $83.2 million and $76.5 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $6.7 million, or 9%, primarily due to more favorable market conditions, largely in the second quarter. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our product margins. In the first quarter of 2020, the COVID-19 pandemic and the price war between Saudi Arabia and Russia caused a rapid decline in prices, steepening the forward product pricing curve which negatively impacted our product margin in gasoline for the first three months of 2020.

Crude Oil. Crude oil sales and logistics revenues were $57.5 million and $13.6 million for the three months ended September 30, 2020 and 2019, respectively, an increase of $43.9 million, or 322%, due to an increase in volume sold. Our crude oil product margin was ($2.7 million) and ($3.0 million) for the three months ended September 30, 2020 and 2019, respectively, an increase of $0.3 million.

Crude oil sales and logistics revenues were $73.0 million and $56.1 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $16.9 million, or 30%, due to an increase in volume sold. Our crude oil product margin was $2.0 million and ($10.0 million) for the nine months ended September 30, 2020 and 2019, respectively, an increase of $12.0 million, or 120%, primarily due to more favorable market conditions largely in the second quarter including the flattening of the forward product pricing curve.

Other Oils and Related Products. Sales from other oils and related products (primarily distillates and residual oil) were $235.3 million and $312.5 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $77.2 million, or 25%, due to a decrease in prices, partially offset by an increase in volume sold. Our product margin from other oils and related products was $14.0 million and $17.1 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $3.1 million, or 18%, due to less favorable market conditions largely in residual oil compared to the same period in 2019.

Sales from other oils and related products were $1.0 billion and $1.3 billion for the nine months ended September 30, 2020 and 2019, respectively, decreasing $273.5 million, or 20%, due to a decrease in prices, partially offset by an increase in volume sold. Our product margin from other oils and related products was $58.8 million and $40.6 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $18.2 million, or 45%, primarily due to more favorable market conditions in distillates, largely in the second quarter. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our product margins. In the first quarter of 2020, the COVID-19 pandemic and the price war between Saudi Arabia and Russia caused a rapid decline in prices, steepening the forward product pricing curve, which negatively impacted our product margins for the first three months of 2020.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $0.7 billion and $1.0 billion for the three months ended September 30, 2020 and 2019, respectively, a decrease of $0.3 billion, or 31%, due to decreases in prices and volume sold largely due to the impact of the COVID-19 pandemic. Our product margin from gasoline distribution was $101.4 million and $107.6 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $6.2 million, or 6%. While in the third quarter of 2020 our fuel margins (cents per gallon) were higher than the same period in 2019, in the third quarter of 2019 wholesale gasoline prices declined which favorably impacted our fuel margins (cents per gallon).

Sales from gasoline distribution were $1.9 billion and $2.9 billion for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $1.0 billion, or 34%, due to decreases in prices and volume sold largely due to the impact of the COVID-19 pandemic. Our product margin from gasoline distribution was $305.4 million and $282.9 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $22.5 million, or 8%, due to higher fuel margins (cents per gallon) which more than offset the decline in volume sold. Our product margin for the first nine months of 2020 benefitted from declining wholesale prices in the first quarter of 2020, primarily in March due to the COVID-19 pandemic and geopolitical events and to higher fuel margins (cents per gallon) in both the second and third quarters compared to the same periods in 2019. Declining wholesale gasoline prices can improve our gasoline product margin, the extent of which depends on the magnitude and duration of the decline.

Station Operations. Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $122.8 million and $128.9 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $6.1 million, or 5%. Our product margin from station operations was $57.5 million and $61.1 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $3.6 million, or 6%. The decreases in sales and product margin are primarily due to less activity at our convenience stores, primarily due to the impact of the COVID-19 pandemic.

Sales from our station operations were $325.6 million and $354.1 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $28.5 million, or 8%. Our product margin from station operations was $154.9 million and $169.6 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $14.7 million, or 9%. The decreases in sales and product margin are primarily due to less activity at our convenience stores, primarily due to the impact of the COVID-19 pandemic.

Results for Commercial Segment

Our commercial sales were $181.9 million and $313.8 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $131.9 million, or 42%, due to decreases in prices and volume sold. Our commercial product margin was $2.8 million and $7.2 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $4.4 million, or 61%, primarily due to a decrease in bunkering activity.

Our commercial sales were $0.6 billion and $1.0 billion for the nine months ended September 30, 2020 and 2019, respectively, decreasing $427.9 million, or 42%, due to decreases in prices and volume sold. Our commercial product margin was $11.8 million and $18.2 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $6.4 million, or 35%, primarily due to a decrease in bunkering activity.

Selling, General and Administrative Expenses

SG&A expenses were $43.2 million and $45.3 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $2.1 million, or 5%, including decreases of $3.6 million in accrued discretionary incentive compensation and $0.6 million in various other SG&A expenses, offset by increases of $1.2 million in professional fees, $0.7 million in wages and benefits and $0.2 million in costs associated with the COVID-19 pandemic.

SG&A expenses were $143.2 million and 127.4 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $15.8 million, or 12%, including increases of $8.6 million in accrued discretionary incentive compensation, $2.8 million in wages and benefits, $2.0 million in professional fees, $1.2 million in costs associated with the COVID-19 pandemic, $1.0 million in advertising costs and $0.2 million in various other SG&A expenses.

Operating Expenses

Operating expenses were $82.2 million and $87.8 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $5.6 million, or 6%, including a decrease of $6.4 million associated with our GDSO operations, in part due to lower credit card fees due to the reduction in volume and price, lower salary expense primarily due to reduced store hours and lower maintenance and repair expenses, offset by an increase in expenses of $0.8 million associated with our terminal operations.

Operating expenses were $241.5 million and $257.2 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $15.7 million, or 6%, including a decrease of $14.7 million associated with our GDSO operations, in part due to lower credit card fees due to the reduction in volume and price, lower salary expense in part due to reduced store hours, lower maintenance and repair expenses and lower expenses due to the sale of sites. In addition, operating expenses at our terminals decreased $1.0 million, primarily due to lower maintenance and repair expenses.

Lease Exit and Termination Gain

During the nine months ended September 30, 2019, we were released from certain of our remaining obligations to provide future railcar storage, freight, insurance and other services for railcars under a fleet management services agreement associated with our 2016 voluntary termination of a railcar sublease. The release of certain obligations resulted in a $0.5 million reduction of the remaining accrued incremental costs, which benefit is included in lease exit and termination gain in the accompanying statement of operations for the nine months ended September 30, 2019.

Amortization Expense

Amortization expense related to intangible assets was $2.7 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively, and $8.1 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Net (Loss) Gain on Sale and Disposition of Assets

Net (loss) gain on sale and disposition of assets was ($0.7 million) and ($0.3 million) for the three months ended September 30, 2020 and 2019, respectively, and ($0.6 million) and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively, primarily due to the sale of GDSO sites.

Long-Lived Asset Impairment

We recognized an impairment charge relating to certain right of use assets allocated to the GDSO segment in the amount of $0.2 million for each of the three and nine months ended September 30, 2020 and to the Wholesale segment in the amount of $0 and $1.7 million for the three and nine months ended September 30, 2020, respectively.

We recognized an impairment charge relating to long-lived assets used at certain gasoline stations and convenience stores in the amount of $0.6 million for each of the three and nine months ended September 30, 2019. These assets are allocated to the GDSO segment.

Interest Expense

Interest expense was $19.9 million and $22.1 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $2.2 million, or 10%, due to lower average balances on our credit facilities and lower interest rates.

Interest expense was $62.5 million and $68.1 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $5.6 million, or 8%, due to lower average balances on our credit facilities and lower interest rates, which more than offset the $0.7 million write-off of deferred financing fees associated with the amendment to our credit agreement in May 2020.

Loss on Early Extinguishment of Debt

As a result of the repurchase of our 6.25% senior notes due 2022 on July 31, 2019, we recorded a $13.1 million loss from early extinguishment of debt for each of the three and nine months ended September 30, 2019, consisting of a $6.9 million cash call premium and a $6.2 million non-cash write-off of remaining unamortized original issue discount and deferred financing fees.

Income Tax (Expense) Benefit

Income tax (expense) benefit was ($2.1 million) and ($0.8 million) for the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and ($1.3 million) for the nine months ended September 30, 2020 and 2019, respectively, which reflects the income tax (expense) benefit from the operating results of GMG, which is a taxable entity for federal and state income tax purposes. For the nine months ended September 30, 2020, the income tax benefit consists of an income tax benefit of $6.3 million (discussed below) offset by an income tax expense of ($6.1 million).

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides certain tax changes in response to the COVID-19 pandemic, including the temporary removal of certain limitations on the utilization of net operating losses, permitting the carryback of net operating losses generated in 2018, 2019 or 2020 to the five preceding taxable years, increasing the ability to deduct interest expense, deferring the employer share of social security tax payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As a result, we recognized a benefit of $6.3 million related to the CARES Act net operating loss carryback provisions which is included in income tax benefit in the accompanying statement of operations for the nine months ended September 30, 2020. We expect to receive cash refunds totaling $15.8 million associated with the carryback of losses generated in 2018 to the 2016 and 2017 tax years, and this income tax receivable is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of September 30, 2020.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload. The net loss attributable to the noncontrolling interest was immaterial for the three months ended September 30, 2020 and $0.2 million for the three months ended September 30, 2019. The loss attributable to the noncontrolling interest was $0.5 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively. The net loss represents the 40% noncontrolling ownership of the net loss reported. In connection with the terms of an agreement between us and the minority members of Basin Transload, on September 29, 2020, we acquired the minority members’ collective 40% interest in Basin Transload (see Note 18, “Legal Proceedings” for additional information).

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

Given the uncertainty surrounding the short-term and long-term impacts of COVID-19, including the timing of an economic recovery, early in the second quarter we took certain steps to increase liquidity and create additional financial flexibility. Such steps included a 25% decrease to our quarterly distribution on our common units for the period from January 1, 2020 to March 31, 2020. In addition, we borrowed $50.0 million under our revolving credit facility which was included in cash on our balance sheet. We also reduced planned expenses and 2020 capital spending. We amended our credit agreement to provide temporary adjustments to certain covenants. Given the stronger-than-expected performance in the second quarter, we paid down our revolving credit facility with the $50.0 million cash on hand and increased our planned 2020 capital spending. In addition, we increased our quarterly distribution on our common units for each of the second and third quarters. We believe that our current level of cash and borrowing capacity under our credit agreement will be sufficient to meet our liquidity needs.

Working capital was $327.7 million and $250.6 million at September 30, 2020 and December 31, 2019, respectively, an increase of $77.1 million. Changes in current assets and current liabilities increasing working capital include (i) decreases of $186.6 million in accounts payable and $138.8 million in the current portion of our working capital revolving credit facility, primarily due to lower prices, and (ii) an increase of $44.7 million in derivatives, for a total increase in working capital of $370.1 million. The increase in working capital was offset by decreases of $173.8 million in accounts receivable and $121.8 million in inventories, also primarily due to lower prices.

Cash Distributions

Common Units

During 2020, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2020	$18.3 million	Fourth quarter 2019
May 15, 2020	$13.5 million	First quarter 2020
August 14, 2020	$15.7 million	Second quarter 2020

In addition, on October 26, 2020, the board of directors of our general partner declared a quarterly cash distribution of $0.50 per unit ($2.00 per unit on an annualized basis) on all of our outstanding common units for the period from July 1, 2020 through September 30, 2020 to our common unitholders of record as of the close of business on November 9, 2020. We expect to pay the total cash distribution of approximately $17.3 million on November 13, 2020.

Preferred Units

During 2020, we paid the following cash distributions to holders of the Series A Preferred Units:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Covering
February 18, 2020	$1.7 million	November 15, 2019 - February 14, 2020
May 15, 2020	$1.7 million	February 15, 2020 - May 14, 2020
August 17, 2020	$1.7 million	May 15, 2020 - August 14, 2020

In addition, on October 19, 2020, 2020, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on our Series A Preferred Units for the period from August 15, 2020 through November 14, 2020 to our preferred unitholders of record as of the opening of business on November 2, 2020. We expect to pay the total cash distribution of approximately $1.7 million on November 16, 2020.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at September 30, 2020 were as follows (in thousands):

		Payments Due by Period
	Remainder of				2024 and
Contractual Obligations	2020	2021	2022	2023	Thereafter	Total
Credit facility obligations (1)	$5,171	$162,940	$195,100	$—	$—	$363,211
Senior notes obligations (2)	10,500	49,000	49,000	338,500	512,000	959,000
Operating lease obligations (3)	20,988	89,385	59,696	45,598	137,081	352,748
Other long-term liabilities (4)	8,722	26,901	22,091	13,259	50,808	121,781
Financing obligations (5)	3,707	15,023	15,268	15,518	97,932	147,448
Total	$49,088	$343,249	$341,155	$412,875	$797,821	$1,944,188
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2020 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of April 29, 2022 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on our senior notes. On October 7, 2020, we issued $350.0 million aggregate principal amount of 2029 Notes and used a portion of the proceeds from the offering to fund the redemption of the 2023 Notes. See “—Senior Notes” for additional information.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements, natural gas transportation and reservation agreements, access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets at 30 gasoline stations and convenience stores. These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation. See Note 8 of Notes to Consolidated Financial Statement for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $24.8 million and $33.3 million in maintenance capital expenditures for the nine months ended September 30, 2020 and 2019, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $20.0 million and $30.8 million for the nine months ended September 30, 2020 and 2019, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $14.8 million and $19.2 million in expansion capital expenditures for the nine months ended September 30, 2020 and 2019, respectively, primarily related to investments in our gasoline station business.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$250,289	$109,525
Net cash used in investing activities	$(34,772)	$(41,140)
Net cash used in financing activities	$(222,698)	$(70,726)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $250.3 million and $109.5 million for the nine months ended September 30, 2020 and 2019, respectively, for a period-over-period increase in cash flow from operating activities of $140.8 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Nine Months Ended		Period over
	September 30,		Period
	2020	2019	Change
Decrease (increase) in accounts receivable	$173,424	$(1,492)	$174,916
Decrease (increase) in inventories	$121,462	$(7,724)	$129,186
(Decrease) increase in accounts payable	$(186,592)	$1,389	$(187,981)
(Increase) decrease in change in derivatives	$(44,704)	$20,606	$(65,310)

For the nine months ended September 30, 2020, the decreases in accounts receivable, inventories and accounts payable are largely due to the decrease in prices, primarily caused by the COVID-19 pandemic and geopolitical events. The increase in operating cash flow was also impacted by the year-over-year change in derivatives of $65.3 million in part due to the decrease in prices and an increase in the volume of physical forward contracts.

For the nine months ended September 30, 2019, the increases in accounts receivable and inventories were primarily due to an increase in prices.

Investing Activities

Net cash used in investing activities was $34.8 million for the nine months ended September 30, 2020 and included $24.8 million in maintenance capital expenditures, $14.8 million in expansion capital expenditures and $1.2 million in seller note issuances, offset by $6.0 million in proceeds from the sale of property and equipment. The seller note issuances represent notes we received from buyers in connection with the sale of certain of our gasoline stations.

Net cash used in investing activities was $41.1 million for the nine months ended September 30, 2019 and included $33.3 million in maintenance capital expenditures, $19.2 million in expansion capital expenditures and $0.6 million in seller note issuances, offset by $12.0 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the nine months ended September 30, 2020 and 2019.

Financing Activities

Net cash used in financing activities was $222.7 million for the nine months ended September 30, 2020 and included $163.8 million in net payments on our working capital revolving credit facility due to lower prices and an increase in net income, $52.4 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $4.7 million in net payments on our revolving credit facility, $1.6 million related to the acquisition of our noncontrolling interest at Basin Transload, $0.3 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, and $0.3 million in LTIP units withheld for tax obligations related to awards that vested in 2020. Net cash used in financing activities was offset by $0.4 million in capital contributions from our noncontrolling interest at Basin Transload.

Net cash used in financing activities was $70.7 million for the nine months ended September 30, 2019 and included $381.9 million in payments in connection with the repurchase of the 6.25% senior notes due 2022 and the issuance of the 7.00% senior notes due 2027, $57.4 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $23.0 million in net payments on our revolving credit facility, $0.6 million in LTIP units withheld for tax obligations related to awards that vested in 2019 and $0.4 million in net payments on our working capital revolving credit facility. Net cash used in financing activities was offset by $392.6 million in proceeds in connection with the issuance of the 7.00% senior notes due 2027.

See Note 8 of Notes to Consolidated Financial Statements for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

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

The average interest rates for the credit agreement were 2.8% and 4.3% for the three months ended September 30, 2020 and 2019, respectively, and 3.0% and 4.5% for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, we had total borrowings outstanding under the credit agreement of $348.1 million, including $188.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $48.5 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $773.4 million and $660.2 million at September 30, 2020 and December 31, 2019, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at September 30, 2020. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

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

Senior Notes

We had 7.00% senior notes due 2027 and 7.00% senior notes due 2023 outstanding at September 30, 2020. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on these senior notes. On October 7, 2020, the Issuers issued $350.0 million aggregate principal amount of 6.875% senior notes due 2029 to the 2029 Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act. We used the net proceeds from the offering to fund the redemption of our 2023 Notes and to repay a portion of the borrowings outstanding under our credit agreement.

2029 Notes Indenture

In connection with the private placement of the 2029 Notes on October 7, 2020, the Issuers and the subsidiary guarantors and Regions Bank, as trustee, entered into an indenture (the “2029 Notes Indenture”).

The 2029 Notes mature on January 15, 2029 with interest accruing at a rate of 6.875% per annum. Interest is payable beginning July 15, 2021 and thereafter semi-annually in arrears on January 15 and July 15 of each year. The 2029 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2029 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2029 Notes may declare the 2029 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of ours that is a significant subsidiary or any group of our restricted subsidiaries that, taken together, would constitute a significant subsidiary of ours, will automatically cause the 2029 Notes to become due and payable.

The Issuers have the option to redeem up to 35% of the 2029 Notes prior to October 15, 2023 at a redemption price (expressed as a percentage of principal amount) of 106.875% plus accrued and unpaid interest, if any. The Issuers have the option to redeem the 2029 Notes, in whole or in part, at any time on or after January 15, 2024, at the redemption prices of 103.438% for the twelve-month period beginning on January 15, 2024, 102.292% for the twelve-month period beginning January 15, 2025, 101.146% for the twelve-month period beginning January 15, 2026, and 100% beginning on January 15, 2027 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, before January 15, 2024, the Issuers may redeem all or any part of the 2029 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2029 Notes may require the Issuers to repurchase the 2029 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2029 Notes Indenture) at the prices and on the terms specified in the 2029 Notes Indenture.

The 2029 Notes Indenture contains covenants that limit our ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by our subsidiaries, create liens, sell assets or merge with other entities. Events of default under the 2029 Notes Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 2029 Notes, (ii) breach of our covenants under the 2029 Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of ours or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

2029 Notes Registration Rights Agreement

On October 7, 2020, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “2029 Notes Registration Rights Agreement”) with the 2029 Notes Initial Purchasers in connection with the Issuers’ private placement of the 2029 Notes. Under the 2029 Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors have agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 2029 Notes for an issue of notes with terms identical to the 2029 Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 2029 Notes Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by December 1, 2021. If the exchange offer is not completed on or before December 1, 2021, the annual interest rate borne by the 2029 Notes will increase by 1.0% per annum until the exchange offer is completed or a shelf registration statement relating to the resales of the 2029 Notes is declared effective.

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”). In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Interest expense of approximately $2.3 million was recorded for each of the three months ended September 30, 2020 and 2019, and $7.0 million was recorded for each of the nine months ended September 30, 2020 and 2019, which is included in interest expense in the accompanying consolidated statements of operations. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.5 million for each of the three months ended September 30, 2020 and 2019, and $7.6 million and $7.4 million for the nine months ended September 30, 2020 and 2019, respectively. The financing obligation balance outstanding at September 30, 2020 was $86.4 million associated with the Capitol acquisition.

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

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated. We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $1.1 million for each of the three months ended September 30, 2020 and 2019 and $3.3 million for each of the nine months ended September 30, 2020 and 2019. Lease rental payments were $1.2 million for each of the three months ended September 30, 2020 and 2019, and $3.5 million for each of the nine months ended September 30, 2020 and 2019. The financing obligation balance outstanding at September 30, 2020 was $62.1 million associated with the Sale-Leaseback Transaction.

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

As of September 30, 2020, we had total borrowings outstanding under our credit agreement of $348.1 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $3.5 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At September 30, 2020, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	September 30,	Effect of 10%	Effect of 10%
	2020	Price Increase	Price Decrease
Exchange traded derivative contracts	$(5,115)	$(20,145)	$20,145
Forward derivative contracts	36,570	(5,670)	5,670
Total	$31,455	$(25,815)	$25,815

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2020. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $23.5 million at September 30, 2020.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outbreak of COVID-19 across the United States and the responses of governmental bodies (federal, state and municipal), companies and individuals, including mandated and/or voluntary restrictions to mitigate the spread of the virus, have caused a significant economic downturn. Because there are fewer people commuting to and from work and elsewhere, fewer people traveling, fewer people on the road to purchase goods or services, and fewer companies engaged in their traditional business activities who would otherwise seek such goods and/or services, there has been a decline in the demand for the products we sell and the services we provide. These declines are further impacted by world-wide events related to production of crude oil and the related steep decline in the pricing of that product.

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

4.2	—

Indenture, dated October 7, 2020, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 8, 2020).

4.3	—

Registration Rights Agreement, dated October 7, 2020, among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 8, 2020).

10.1	—

Purchase Agreement, dated September 23, 2020, among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2020).

10.2*††	—	Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC.

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.

†    Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

††   Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 5, 2020		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2020		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)