Form 10-K
period 2020-12-31
GLOBAL PARTNERS LP
filed 2021-03-05
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and their affiliates, for this purpose, as if they were affiliates of the registrant) as of June 30, 2020 was approximately $272,674,585 based on a price per common unit of $9.79, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of March 3, 2021, 33,995,563 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A. “Risk Factors.” These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on our Series A preferred units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.
●	A significant decrease in price or demand for the products we sell or a significant decrease in the pricing of and demand for our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	The COVID-19 pandemic and certain developments in global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.
●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives that adversely impact the market for transporting these products by rail or otherwise could adversely affect those activities. In addition, implementation of regulations and directives related to these aforementioned services as well as a disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell or (ii) our logistics activities, which has resulted and could continue to result in a decrease in the utilization of our transportation assets, could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.
●	We may not be able to fully implement or capitalize upon planned growth projects. Even if we consummate acquisitions or expend capital in pursuit of growth projects that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders.
●	Erosion of the value of major gasoline brands could adversely affect our gasoline sales and customer traffic.
●	Our gasoline sales could be significantly reduced by a reduction in demand due to governmental restrictions related to COVID-19, higher prices and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles. In addition to new technologies and alternative fuel sources, changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. Any of these outcomes could negatively affect our financial condition, results of operations and cash available for distribution to our unitholders.
●	Physical effects from climate change and impacts to areas prone to sea level rise or other extreme weather events could have the potential to adversely affect our assets and operations.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.
●	Our petroleum and related products sales, logistics activities and results of operations have been and could continue to be adversely affected by, among other things, changes in the petroleum products market structure, product differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for transporting petroleum and related products by rail and other modes of transportation, severe weather conditions, significant changes in prices and interruptions in transportation services and other necessary services and equipment, such as railcars, barges, trucks, loading equipment and qualified drivers.
●	Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions, each of which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, noncompliance with our risk management policies could result in significant financial losses.
●	Our results of operations are affected by the overall forward market for the products we sell, and pricing volatility may adversely impact our results.
●	Our businesses could be affected by a range of issues, such as changes in demand, commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, changes in health, safety and environmental regulations, including, without limitation, those related to climate change, failure to obtain new permits, amend existing permits for expansion and/or to address changes to our assets and underlying operations, or renew existing permits on terms favorable to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of refined products, gasoline blendstocks, renewable fuels and crude oil.
●	Increases and/or decreases in the prices of the products we sell could adversely impact the amount of availability for borrowing working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.
●	Warmer weather conditions could adversely affect our home heating oil and residual oil sales. Our sales of home heating oil and residual oil continue to be reduced by conversions to natural gas and by utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.
●	We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our businesses.
●	The condition of credit markets may adversely affect our liquidity.
●	Our credit agreement and the indentures governing our senior notes contain operating and financial covenants, and our credit agreement contains borrowing base requirements. A failure to comply with the operating and financial covenants in our credit agreement, the indentures and any future financing agreements could impact our access to bank loans and other sources of financing as well as our ability to pursue our business activities.
●	A significant increase in interest rates could adversely affect our results of operations and cash available for distribution to our unitholders and our ability to service our indebtedness.
●	Our gasoline station and convenience store business, including with the onset of the COVID-19 pandemic, could expose us to an increase in consumer litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.
●	Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, and the FDA and states have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of vapor products and e-cigarettes may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, pandemics, or other catastrophic events which could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.
●	Our businesses could expose us to litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.
●	Adverse developments in the areas where we conduct our businesses could have a material adverse effect on such businesses and could reduce our ability to make distributions to our unitholders.
●	A serious disruption to our information technology systems could significantly limit our ability to manage and operate our businesses efficiently.
●	We are exposed to performance risk in our supply chain.
●	Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could have a material adverse effect on such businesses.
●	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
●	Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or remove our general partner without the consent of the holders of at least 66 2/3% of the outstanding common units (including common units held by our general partner and its affiliates), which could lower the trading price of our units.
●	Our tax treatment depends on our status as a partnership for federal income tax purposes.
●	Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

PART I

References in this Annual Report on Form 10-K to “Global Partners LP,” “Partnership,” “we,” “our,” “us” or like terms refer to Global Partners LP and its subsidiaries. References to “our general partner” refer to Global GP LLC.

Items 1. and 2. Business and Properties.

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2020, we had a portfolio of 1,548 owned, leased and/or supplied gasoline stations, including 277 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

We purchase refined petroleum products, gasoline blendstocks, renewable fuels and crude oil primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our businesses under three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations (“GDSO”) and (iii) Commercial.

Global GP LLC, our general partner, manages our operations and activities and employs our officers and substantially all of our personnel, except for most of our gasoline station and convenience store employees who are employed by our wholly owned subsidiary, Global Montello Group Corp. (“GMG”).

2020 Events

COVID-19 Pandemic—The COVID-19 pandemic has continued to make its presence felt at home, in the office workplace and at our retail sites and terminal locations. We have successfully executed our business continuity plans and at this time our in-office employees continue to work remotely. We remain active in responding to the challenges posed by the COVID-19 pandemic and continue to provide essential products and services while prioritizing the safety of our employees, customers and vendors in the communities where we operate. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Perspective on Global and the COVID-19 Pandemic.”

Purchase Agreement—On December 14, 2020, we announced the signing of an agreement to purchase retail fuel and convenience store assets from Connecticut-based Consumers Petroleum of Connecticut, Incorporated. The acquisition includes 27 company-operated gasoline stations with “Wheels”-branded convenience stores in Connecticut. The transaction also includes fuel supply agreements for approximately 25 gasoline stations located in Connecticut and New York. The stations market fuel under the Citgo and Sunoco brands. The purchase is expected to close in the first half of 2021 subject to regulatory approvals and other customary closing conditions.

2029 Notes Offering and 2023 Notes Redemption—On October 7, 2020, we and GLP Finance Corp. (the “Issuers”) issued $350.0 million aggregate principal amount of 6.875% senior notes due 2029 (the “2029 Notes”) to several initial purchasers (the “2029 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the offering to fund the redemption of our 7.00% senior notes due 2023 (the “2023 Notes”) and to repay a portion of the borrowings outstanding under our credit agreement. The redemption of the 2023 Notes occurred on October 23, 2020.

On February 1, 2021, we completed an exchange offer whereby holders of the 2029 Notes exchanged all of the 2029 Notes for an equivalent amount of senior notes registered under the Securities Act. The exchange notes are substantially identical to the 2029 Notes, except that the exchange notes are not subject to the restrictions on transfers or to any increase in annual interest rates for failure to comply with the 2029 Notes Registration Rights Agreement (defined below). Please read Note 8 of Notes to Consolidated Financial Statements for additional information on the 2029 Notes.

Amended Credit Agreement—On May 7, 2020, we and certain of our subsidiaries entered into the fourth amendment to our third amended and restated credit agreement which, among other things, provides temporary adjustments to certain covenants and reduced the total aggregate commitment by $130.0 million. Please read Note 8 of Notes to Consolidated Financial Statements for additional information on our credit agreement.

Operating Segments

We operate our businesses under three segments: (i) Wholesale, (ii) GDSO and (iii) Commercial. In 2020, our Wholesale, GDSO and Commercial sales accounted for approximately 55%, 36% and 9% of our total sales, respectively.

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, blending, storing and transporting refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We transport these products by railcars, barges, trucks and/or pipelines pursuant to spot or long-term contracts. From time to time, we aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by rail and ship it by barge to refiners. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

Gasoline Distribution and Station Operations

In our GDSO segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub-jobbers. Station operations include (i) convenience store sales, (ii) rental income from gasoline stations leased to dealers, from commissioned agents and from cobranding arrangements and (iii) sundries (such as car wash sales and lottery and ATM commissions).

As of December 31, 2020, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	277
Commissioned agents	273
Lessee dealers	208
Contract dealers	790
Total	1,548

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

Products

General

The following table presents our product sales and other revenues as a percentage of our consolidated sales for the years ended December 31:

	2020	2019	2018
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	70%	75%	74%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	24%	21%	22%
Crude oil sales and crude oil logistics revenue	1%	1%	1%
Convenience store sales, rental income and sundries	5%	3%	3%
Total	100%	100%	100%

Gasoline. We sell substantially all grades of branded and unbranded gasoline and we sell gasoline blendstocks, such as ethanol, that comply with seasonal and geographical requirements in the areas in which we market.

Distillates. Distillates are primarily divided into home heating oil, diesel and kerosene. In 2020, sales of home heating oil, diesel and kerosene accounted for approximately 42%, 56% and 2%, respectively, of our total volume of distillates sold. The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.

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

We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read “—Commodity Risk Management.” In 2020, approximately 32% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil volume was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

We sell generic diesel and Diesel One®, our proprietary premium diesel fuel product. We offer marketing and technical support for those customers who purchase Diesel One®.

Residual Oil. We sell residual oil to industrial, commercial and marine customers. We specially blend product for users in accordance with their individual power specifications and for marine transport.

Propane. We sold propane to home heating oil and propane retailers and wholesale distributors primarily from our rail-fed propane storage and distribution facility near our Church Street terminal in Albany, New York. For calendar year 2020, we ceased marketing propane during the second quarter ended June 30, 2020.

Crude Oil. We engage in the purchasing, selling, storing and logistics of transporting domestic and Canadian crude oil and other products via pipeline, rail and barge from the mid-continent region of the United States and Canada for distribution to refiners and other customers.

Convenience Store Items and Sundries. We sell a broad selection of food, beverages, snacks, grocery and non-food merchandise at our convenience store locations and generate sundry sales, such as car wash sales and lottery and ATM commissions, at our convenience store locations.

Significant Customers

None of our customers accounted for greater than 10% of total sales for years ended December 31, 2020, 2019 and 2018.

Assets

Terminals

As of December 31, 2020, we owned, leased or maintained dedicated storage facilities at 25 bulk terminals, each with the capacity of more than 50,000 barrels, with a collective storage capacity of approximately 11.8 million barrels. Twenty-two of these bulk terminals are located throughout the Northeast. Some of our storage tankage is versatile, allowing us to switch tankage from one product to another.

In addition to refined products, we also own or operate two rail facilities in New York and Oregon capable of handling ethanol, renewable diesel (only in Oregon) and other products and two rail facilities in North Dakota that are permitted to receive, store or distribute crude oil. At select locations, we have capacity to store renewable fuels, and in Albany, New York, we also have an additional rail-fed storage terminal capable of handling propane.

The bulk terminals and inland storage facilities from which we distribute product are supplied by ship, barge, truck, pipeline and/or rail. The inland storage facilities, which we use primarily to store distillates, are supplied with product delivered by truck and/or pipeline from bulk terminals. Our customers receive product from our network of bulk terminals and inland storage facilities primarily via truck, pipeline and/or rail.

In connection with our businesses, we may lease or otherwise secure the right to use certain third-party assets (such as railcars, pipelines and barges). As of December 31, 2020, we supported our rail activity with a fleet of approximately 180 leased railcars. The makeup of this fleet is split between general-purpose cars and pressurized tank cars. We lease railcars from third parties through various lease arrangements with various expiration dates, and we also lease barges from third parties through various time charter lease arrangements also with various expiration dates. We also have various pipeline connection agreements that extend for one to five years.

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

Throughput arrangements allow storage of product at terminals owned by others. We or our customers can load product at these terminals, and we pay the owners of these terminals fees for services rendered in connection with the receipt, storage and handling of such product. Compensation to the terminal owners may be fixed or based upon the volume of our product that is delivered and sold at the terminal. Throughput agreements may require counterparties to throughput a minimum volume over an agreed-upon period and may include make-up rights if the minimum volume is not met.

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

Gasoline Stations

As of December 31, 2020, we had a portfolio of 1,548 owned, leased and/or supplied gasoline stations, including 277 directly operated convenience stores, primarily in the Northeast.

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

Supply

Our products come from some of the major energy companies in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, South America, Europe, Russia and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. During 2020, we purchased an average of approximately 360,000 barrels per day of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually two days) to net 30 days. Please read “—Commodity Risk Management.” We obtain our convenience store inventory from traditional suppliers.

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

Commodity Risk Management

When we take title to the products that we sell, we are exposed to commodity risk. Commodity risk is the risk of unfavorable market fluctuations in the price of commodities such as refined petroleum products, gasoline blendstocks, renewable fuels and crude oil. We endeavor to minimize commodity risk in connection with our daily operations through hedging by the use of exchange-traded futures contracts on regulated exchanges or using other over-the-counter derivatives, and then lift hedges as we sell the product for physical delivery to third parties. Products are generally purchased and sold at spot market prices, fixed prices or indexed prices, with certain adjustments based on quality and freight due to location differences and prevailing supply and demand conditions, as well as other factors. While we use these transactions to seek to maintain a position that is substantially balanced within our commodity product purchase and sales activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in our businesses, such as weather conditions. In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace. We also engage in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains.

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

With respect to the pricing of commodities, we utilize exchange-traded futures contracts and other derivative instruments to minimize or hedge the impact of commodity price changes on our inventories and forward fixed price commitments. Any hedge ineffectiveness is reflected in our results of operations. We utilize regulated exchanges, including the NYMEX, the Chicago Mercantile Exchange (“CME”) and the Intercontinental-Exchange (“ICE”), which are exchanges for the respective commodities that each trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all exchange positions rather than to make or receive physical deliveries.

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

In our Wholesale segment, we obtain Renewable Identification Numbers (“RINs”) in connection with our purchase of ethanol which is used for bulk trading purposes or for blending with gasoline through our terminal system. A RIN is a renewable identification number associated with government-mandated renewable fuel standards. To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). Our U.S. Environmental Protection Agency (“EPA”) obligations relative to renewable fuel reporting are comprised of foreign gasoline and diesel that we may import and blending operations at certain facilities. As a wholesaler of transportation fuels through our terminals, we separate RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle our RVO. While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period. Our Wholesale segment operating results may be sensitive to the timing associated with our RIN position relative to our RVO at a point in time, and we may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that we do not have a sufficient number of RINs to satisfy our RVO as of the balance sheet date, we charge cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and record a liability representing our obligation to purchase RINs. Our 2016 RIN obligation may change due to a court decision requiring the EPA to revise the calculation methodology for determining the 2016 renewable fuel obligation. In 2019, the EPA proposed a rule that would retain the 2016 obligation, though the agency continues to assess how to proceed. A coalition of agriculture and biofuels groups have filed suit, seeking a court order to force EPA to revise its calculation of the 2016 obligations. However, we do not believe that any impacts associated with any such change will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

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

Employees and Human Capital

To carry out our operations, our general partner and certain of our operating subsidiaries employed a total of approximately 3,540 employees, including approximately 2,375 full-time employees as of December 31, 2020, of which approximately 105 employees were represented by labor unions under collective bargaining agreements with various expiration dates. We believe we have good relations with our employees.

Our values and culture are key to our ability to attract, hire and retain skilled and talented employees for our businesses. Those values, that culture and our employees are critical to our success as we build and sustain our company. We offer competitive compensation and benefit programs to motivate and reward performance.

We also value diversity throughout or organization and continuously look to extend our diversity and inclusion initiatives across the workforce. We believe our employees embody our core values of integrity, quality, commitment and innovation and, in doing so, contribute to our long-standing character and reputation.

We maintain an environment of open communications where the contributions of all employees are valued. We encourage many forms of company-wide communications, including town hall meetings. Our culture is founded upon core principles of respect, fair treatment and providing equal opportunities for our workforce.

Safeguarding the health and safety of our employees is our first and foremost priority. We are committed to providing a safe working environment for all our employees and operating in a safe and environmentally sound manner. We support our local communities and we are working to obtain sustainability throughout the company. In response to the COVID-19 pandemic, we have remained focused on safeguarding the health of our employees by implementing new safety protocols and procedures across all our offices and facilities. We continuously monitor the impact of the COVID-19 pandemic on our employees and proactively modify and adopt new measures and practices for the health and safety of our employees and in response to applicable laws.

We operate in an evolving regulatory environment and our operations are subject to numerous and varying regulatory requirements. We proactively manage compliance and work collaboratively with stakeholder groups, including government agencies and committees in this endeavor.

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

The name GLOBAL®, our Global logos and the name Global Petroleum Corp.® are our trademarks. In addition, we have trademarks for our premium fuels and additives: Heating Oil Plus™ and the Heating Oil Plus® logo, SubZero® and the SubZero® logo, Diesel One® and the Diesel One® logo, Diesel 1®, the Diesel 1™ logo and the tagline Legacy.Technology.Performance.®. Our Global online customer portal for buying, bidding and contract management is operated under the name GlobalCONNECT™.

We also use the following trademarks for our convenience store business: ALLTOWN®, ALLTOWN INSIDERS®, ALLTOWN FRESH® and the ALLTOWN FRESH® logos, YOUR TOWN.MYTOWN.ALLTOWN!®, ALLTOWN MARKET®, CENTRE ST. KITCHEN®, Buck Stop®, Fast Freddie’s®, Mr. Mike’s®, Deli Joe’s® and the Deli Joe’s® logo, Diamond Fuels®, Xtra® and the XtraCafé® logo, Xtra Mart® and the Xtramart® logo, the Honey Farms® logo, Honey Money® and the Honey Money® logo.

Facilities

We lease office space for our principal executive office in Waltham, Massachusetts. This lease expires on July 31, 2026 with extension options through July 31, 2036. In addition, we lease office space in Branford, Connecticut. This lease expires on July 31, 2024 with extension options through July 31, 2034.

Environmental

General

Our businesses of supplying primarily refined petroleum products, gasoline blendstocks, renewable fuels and crude oil involve a number of activities that are subject to extensive and stringent environmental laws. In addition, these laws are frequently modified or revised to impose new obligations.

Our operations use a number of petroleum and other products storage and distribution facilities. These facilities include rail transloading facilities and gasoline stations that we do not own or operate, but at which refined petroleum products, gasoline blendstocks, renewable fuels and crude oil are stored. We use these facilities through several different contractual arrangements, including leases and throughput and terminalling services agreements. If facilities with which we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down or their operations could be compromised, requiring us to incur costs to use alternative facilities.

State, federal, and municipal laws and regulations, including, without limitation, those governing environmental matters can restrict or impact our business activities in many ways, such as:

●	requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;
●	requiring our operations to obtain, maintain and renew permits which can obligate us to incur capital expenditures to comply with environmental control requirements and which may restrict our operations;

●	enjoining the operations of facilities found to be noncompliant with applicable laws and regulations; and
●	inability to renew, modify or obtain permits on terms and conditions that are satisfactory to maintain existing operations, to modify and/or expand existing operations and to conduct new operations.

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

Hazardous Substance Releases and Waste Handling

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

We believe we are in substantial compliance with applicable hazardous substance releases and waste handling requirements related to our operations. We do not believe that compliance with federal, state or municipal hazardous substance releases and waste handling regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. However, these and future statutes, regulatory changes or initiatives regarding hazardous substance releases and waste handling could directly and indirectly increase our operating and compliance costs. We cannot assure that costs incurred to comply with standards and regulations emerging from these and future rulemakings will not be material to our businesses, financial condition or results of operations.

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

Under the Oil Pollution Act of 1990 (“OPA”) and comparable state laws, responsible parties for a regulated facility from which products are spilled may be subject to strict, joint and several liability for removal costs and certain other consequences of any spill such as natural resource damages, where the spill is into navigable waters, groundwater or along shorelines and other resource areas, and damages to private properties.

Under the authority of the federal Clean Water Act, the EPA imposes specific requirements for Spill Prevention, Control and Countermeasure Plans and Facility Response Plans that are designed to prevent, and minimize the impacts of, releases of oil and other products from above ground storage tanks. We believe we are in substantial compliance with regulations pursuant to OPA, the Clean Water Act and similar state laws. We follow the American Petroleum Institute’s inspection, maintenance and repair standard applicable to our above ground storage tanks.

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

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, gasoline blendstocks, renewable fuels and crude oil, into waters of the United States. This law and comparable state laws may require permits for discharging pollutants into state and federal waters, including certain underground sources, and impose substantial liabilities and remedial obligations for noncompliance. We hold these discharge permits for our facilities, as applicable. These state and federal laws are subject to uncertainty due to ongoing proposed regulatory revisions, ongoing litigation and the current change in federal administration. This uncertainty extends to, among other regulatory provisions, the definition of waters of the United States, which has been the subject of several regulatory redefinitions in recent years (as well as ongoing litigation), potential changes in regulated pollutants and applicable standards and the regulation of discharges to groundwater, all of which could expand jurisdiction or restrict discharges due to revised standards. This regulatory uncertainty may result in a need for additional or amended permits in areas that were not formerly subject to the Clean Water Act, which may impact operations in the future.

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

Changes in product quality specifications could require us to incur additional handling costs or reduce our throughput volume. For instance, different product specifications for different markets, such as sulfur content for transportation fuels and home heating fuels, could require the construction of additional storage.

In addition, the CAA and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process.

In November 2015, the EPA also revised the existing National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone, which made the standard more stringent. Nitrogen oxides and volatile organic compounds are recognized as precursors of ozone, and emissions of those materials are associated with mobile sources and the petroleum industry. A designation of nonattainment can lead the governing state to issue more stringent limits on existing sources of those precursor pollutants within the designated nonattainment area. Also, a nonattainment designation may increase the burdens on permitting new activities in those areas. The EPA completed area designations for the 2015 ozone standards in July 2018. States with areas designated nonattainment have at least two years from the effective date of the nonattainment designation to submit any required State Implementation Plan revisions. While the full extent of the impacts of this new standard are not clear, the finalized nonattainment designations have the potential to have a material impact on our operations and cost-structure, which will be determined on an individual permit by permit basis as States finalize State Implementation Plan revisions.

Climate Change

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States, no comprehensive climate change legislation has been implemented at the federal level;

however, President Biden has indicated that addressing climate change will be a focus of his administration, and several states have implemented their own efforts to curb greenhouse gas (“GHG”) emissions. To the extent that our operations are subject to restrictions on GHG emissions, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA’s requirements for review of pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities and operations are also subject to the EPA’s Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs. Some states in which we do business, including New York, have enacted measures requiring regulatory agencies to consider potential sea level rise in the performance of their regulatory duties.

The EPA has proposed or finalized New Source Performance Standards (“NSPS”) for a number of emissions categories, including methane and volatile organic compound emissions from certain activities in the oil and gas production sector. Although the Trump administration reduced certain of these requirements, President Biden has issued an executive order calling for the development of new or more stringent emissions standards for new, modified, and existing sources in the oil and gas sector, including those involved in transportation and storage. These rules, if enacted, could impose new compliance costs and additional permitting burdens on upstream oil and gas operations, which could in turn affect the companies that produce the products that we transport. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on our operations.

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

The EPA has also issued Corporate Average Fuel Economy (“CAFE”) standards to regulate emissions of GHGs from the use of fossil fuels for mobile sources. Generally, the CAFE standards have incremental annual increases; however, in recent years, significant regulatory changes and related litigation have cast uncertainty on the pace of state and federal efforts to further accelerate fuel economy objectives, which are tied to regulatory strategies to reduce vehicle emissions. In April 2020, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) finalized a rule to fix the CAFE standards at 2020 levels through at least 2026; however, this rulemaking also revoked California’s authority to set its own fuel economy standards, which are as strict, and often stricter, than the federal standards. The April 2020 rulemaking may be the subject of litigation, and President Biden has signed an executive order calling for the suspension, revision, or rescission of this rule. Additionally, various state and regional programs have been proposed which would curtail or prevent the sale of new gasoline-powered personal vehicles in their jurisdictions within identified time periods. Such programs to achieve reductions in emissions of GHGs from the operation of motor vehicles may be required, which may reduce demand for our products and services.

Overall, there has been a trend towards increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or effect pricing of, our products, and thus adversely impact our businesses. For example, at the 2015 United Nations Framework Convention on Climate Change in Paris, the United States and nearly 200 other nations entered into an international climate agreement. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. Although the United States had withdrawn from the Paris Agreement, President Biden has signed an executive order recommitting the United States to the Paris Agreement. The impacts of this order, and of any legislation or regulation that may be passed to implement the United States’ commitment under the Paris Agreement, are unclear at this time.

In the Northeast and mid-Atlantic, Massachusetts, Connecticut, Washington, D.C. and Rhode Island have entered into a Memorandum of Understanding (“MOU”) to implement the Transportation and Climate Initiative program (“TCI”). The MOU calls for those jurisdictions to set a cap on CO2 emissions from the transportation sector by 2023 and introduces a process for auctioning allowances. Many important details of the TCI are not yet finalized including the identity of the State fuel suppliers who will be responsible to obtain CO2 allowances. It remains to be seen how the various jurisdictions will implement the MOU. The obligation to purchase allowances and perform the required reporting may entail considerable cost and expense and may have an adverse impact on our operations.

Separately, it should be noted that many scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations. In addition, various suits have been filed, alleging that certain companies created public nuisances by producing fuels that contributed to climate change, or alleging that such companies have been aware of the adverse impacts of climate change for some time but failed to adequately disclose such impacts to their investors or customers. Any such litigation could have an adverse effect on operations in the future.

There are increasing financial risks associated with our operations. Activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for energy companies whose businesses are related to the use of fossil fuels. Additionally, the Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a network of financial regulators committed to addressing climate-related risks in the financial system. While the impacts of the Federal Reserve joining the NGFS are uncertain, financial institutions may be required to adopt policies that could have the effect of reducing funding available to the fossil fuel industry. This could make it more difficult to secure funding.

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

In addition, the EPA has not set the biofuels mandate for 2021 for any renewable fuel other than biodiesel. President Biden’s administration will need to determine the mandated amounts of conventional and advanced biofuels for 2021. This decision and the resolution of the questions relating to small refinery waivers could have a significant impact on the amount of RINs needed and their pricing, which could in turn increase our costs of RFS compliance and operations.

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

Insurance carriers are currently required to offer coverage for terrorist activities as a result of the federal Terrorism Risk Insurance Act of 2002 (“TRIA”). Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2015, TRIA has been extended through December 31, 2027. We elect to purchase terrorism coverage through a stand-alone insurance program for both liability and property. Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

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

We conduct loading and unloading of primarily refined petroleum products, gasoline blendstocks, renewable fuels and crude oil to and from cargo transports, including tanker trucks, railcars, marine vessels and pipelines. In large part, the cargo transports are owned and operated by third parties. In addition, we lease a fleet of railcars and charter barges associated with the shipment of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations.

The trend in hazardous material transportation is to increase oversight and regulation of these operations. These regulations address: the testing and ensuing designations of crude oil; the safety of tank cars that are used in transporting crude oil and other flammable or petroleum type liquids by rail, including the phase out of DOT-111 tank cars that have not been retro-fitted; braking standards for certain trains; new operational protocols for trains transporting large volumes of flammable liquids, such as routing requirements, speed restrictions and the provision of information to local government agencies; and comprehensive oil spill response plans for any railroad that transports liquid petroleum oil in a single train carrying either a continuous block of 20 or more loaded tank cars or 35 or more loaded tank cars in total. PHMSA recently withdrew an Advance Notice of Proposed Rulemaking announcing potential revisions of the Hazardous Materials Regulations to establish vapor pressure limits for the transportation of crude oil and potentially all Class 3 flammable liquid hazardous materials. This or other regulations regarding the movement of hazardous liquids by rail may be pursued by the Biden Administration. In addition to action taken or proposed by federal agencies, a number of states have proposed or enacted laws in recent years that encourage safer rail operations or urge the federal government to enhance requirements for these operations.

Regulations for rail transport are similar in Canada, though specific requirements may vary. Transport Canada has implemented regulations imposing speed limit restrictions on certain trains carrying hazardous materials in highly populated areas, requiring railways to give municipalities and first responders more information about the hazardous materials they carry, requiring that approved Emergency Response Assistance Plans be in place prior to transporting certain quantities of dangerous goods, and requiring railways to carry minimum levels of insurance depending on the quantity of crude oil or dangerous goods that they transport.

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

Employee Safety

We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we are in substantial compliance with the applicable OSHA requirements.

Item 1A. Risk Factors.

Summary of Risk Factors

We are subject to a variety of risks and uncertainties, including, without limitation risks related to (i) our businesses and underlying regulations governing our operations, (ii) changes in the regulatory and permitting environment, (iii) environmental risks, (iv) tax matters and (v) the COVID-19 pandemic, each of which could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Additional discussion of these risks, and other risks that we face, can be found below.

●	The COVID-19 pandemic and certain developments in global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions.
●	We may not have sufficient cash from operations to enable us to pay distributions on our Series A preferred units or maintain distributions on our common units at current levels.
●	Certain of our financial results are subject to seasonality.
●	Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
●	Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions. In addition, any noncompliance with our risk management policies could result in significant financial losses.
●	We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our business activities.
●	Higher prices, new technology and alternative fuels, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, and energy efficiency could reduce demand for our products.
●	We depend upon marine, pipeline, rail and truck transportation services for logistics activities. Implementation of regulations and directives related to these transportation services as well as disruption in any of these transportation services could adversely affect our logistics activities.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.
●	We may not be able to obtain state fund or insurance reimbursement of our environmental remediation costs.
●	Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, pandemics or other catastrophic events.
●	Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could have a material adverse effect on such businesses.
●	New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs.
●	Our operations are subject to a series of risks arising from climate change.
●	We depend on unionized labor for the operation of certain of our terminals. Any work stoppages or labor disturbances at these terminals could disrupt our businesses.
●	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
●	Our tax treatment depends on our status as a partnership for federal income tax purposes.
●	Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and certain developments in global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.

The COVID-19 pandemic across the United States and the responses of governmental bodies (federal, state and municipal), companies and individuals, including mandated and/or voluntary restrictions to mitigate the spread of the virus, have caused a significant economic downturn. Because there are fewer people commuting to and from work and elsewhere, fewer people traveling, fewer people on the road to purchase goods or services, and fewer companies engaged in their traditional business activities who would otherwise seek such goods and/or services, there has been a decline in the demand for the products we sell and the services we provide. These declines may be further impacted by world-wide events related to the production of crude oil and the pricing of that product.

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

To the extent COVID-19 and certain developments in global oil markets adversely affect our business activities, financial condition and results of operations, the COVID-19 pandemic and such developments in global oil markets may also have the effect of heightening many of the other risk factors described herein.

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

We may not have sufficient available cash each quarter to pay distributions on our Series A preferred units and maintain distributions on our common units at current levels. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

●	competition from other companies that sell refined petroleum products, gasoline blendstocks, renewable fuels and crude oil and convenience store items and sundries;
●	demand for refined petroleum products, gasoline blendstocks, renewable fuels and crude oil in the markets we serve;
●	absolute price levels, as well as the volatility of prices, of refined petroleum products, gasoline blendstocks, renewable fuels, RINs and crude oil in both the spot and futures markets;
●	supply, extreme weather and logistics disruptions;
●	seasonal variation in temperatures which affects demand for home heating oil and residual oil to the extent that it is used for space heating;
●	the level of our operating costs, including payments to our general partner; and
●	prevailing economic conditions.

In addition, the actual amount of cash we have available for distribution will depend on other factors such as:

●	the level of capital expenditures we make;
●	the restrictions contained in our credit agreement and the indentures governing our senior notes, including financial covenants, borrowing base limitations and advance rates;

●	distributions paid on our Series A preferred units;
●	our debt service requirements;
●	the cost of acquisitions;
●	fluctuations in our working capital needs;
●	our ability to borrow under our credit agreement to make distributions to our unitholders; and
●	the amount of cash reserves established by our general partner.

The amount of cash we have available for distribution to unitholders depends on our cash flow and does not depend solely on profitability.

The amount of cash we have available for distribution depends primarily on our cash flow, including borrowings, and does not depend solely on profitability. Our cash flow will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

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

Even if we consummate acquisitions that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders. Any acquisition involves potential risks, including:

●	performance from the acquired assets and businesses that is below the forecasts we used in evaluating the acquisition;

●	mistaken assumptions about price, demand, volumes, revenues and costs, including synergies;
●	a significant increase in our indebtedness and working capital requirements;
●	an inability to hire, train or retain qualified personnel to manage and operate our businesses and newly acquired assets;
●	the inability to timely and effectively integrate the operations of recently acquired businesses or assets, particularly those in new geographic areas or in new lines of business;
●	mistaken assumptions about the overall costs of equity or debt;
●	the assumption of substantial unknown or unforeseen environmental and other liabilities arising out of the acquired businesses or assets, including liabilities arising from the operation of the acquired businesses or assets prior to our acquisition, for which we are not indemnified or for which the indemnity is inadequate;
●	limitations on rights to indemnity from the seller;
●	customer or key employee loss from the acquired businesses;
●	unforeseen difficulties operating in new and existing product areas or new and existing geographic areas; and
●	diversion of our management’s and employees’ attention from other business concerns.

If any acquisitions we ultimately consummate do not generate expected increases in cash available for distribution to our unitholders, our ability to increase or maintain distributions on our common units may be reduced.

Our gasoline financial results in our GDSO segment can be lower in the first and fourth quarters of the calendar year due to seasonal fluctuations in demand.

Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year. The COVID-19 pandemic has had a negative impact on gasoline demand and in-store traffic, and the extent and duration of that impact is uncertain.

Our heating oil and residual oil financial results can be lower in the second and third quarters of the calendar year.

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

A significant decrease in price or demand for the products we sell or a significant decrease in the pricing of and demand for our logistics activities could reduce our revenues and, therefore, reduce our ability to make distributions to our unitholders or increase distributions to our common unitholders. Factors that could lead to a decrease in market demand for products we sell, including refined petroleum products, gasoline blendstocks, renewable fuels and crude oil include:

●	a recession or other adverse economic conditions or an increase in the market price or of an oversupply of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil or higher taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined petroleum products, gasoline blendstocks, renewable fuels and crude oil;
●	a shift by consumers to more fuel-efficient or alternative fuel vehicles, including hybrids, or an increase in fuel economy of vehicles, whether as a result of technological advances by manufacturers, governmental or regulatory actions or otherwise; and
●	conversion from consumption of home heating oil or residual oil to natural gas and utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.

Certain of our operating costs and expenses are fixed and do not vary with the volumes we store and distribute. Should we experience a reduction in our volumes stored, distributed and sold and in our logistics activities, such costs and expenses may not decrease ratably or at all. As a result, we may experience declines in our margin if these volumes decrease. In addition, the COVID-19 pandemic has had a negative impact on gasoline demand and in-store traffic, and the extent and duration of that impact is uncertain.

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

In the past, world financial markets experienced a severe reduction in the availability of credit. Possible negative impacts in the future could include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties could require us to provide collateral. In addition, we could experience a tightening of trade credit from our suppliers.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2020, our total debt, including amounts outstanding under our credit agreement and senior notes, was approximately $1.0 billion. We have the ability to incur additional debt, including the capacity to borrow up to $1.17 billion under our credit agreement, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

●	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
●	covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our businesses, including possible acquisition opportunities;
●	we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders;
●	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our businesses; and
●	our debt level may limit our flexibility in responding to changing businesses and economic conditions.

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

In the past, global financial markets and economic conditions were disrupted and volatile. The debt and equity capital markets were exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the economic conditions, had made and, along with any other potential future economic or market uncertainties, could make it difficult to obtain funding. Activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for energy companies whose businesses are related to the use of fossil fuels. This could make it more difficult to secure funding.

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

The operating and financial restrictions and covenants in our credit agreement and the indentures governing our senior notes and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit agreement restricts our ability to:

●	grant liens;
●	make certain loans or investments;
●	incur additional indebtedness or guarantee other indebtedness;
●	make any material change to the nature of our businesses or undergo a fundamental change;
●	make any material dispositions;
●	acquire another company;
●	enter into a merger, consolidation, sale-leaseback transaction or purchase of assets;
●	make distributions if any potential default or event of default occurs; or
●	modify borrowing base components and advance rates.

In addition, the indentures governing our senior notes limit our ability to, among other things:

●	incur additional indebtedness;
●	make distributions to equity owners;
●	make certain investments;
●	restrict distributions by our subsidiaries;
●	create liens;
●	sell assets; or
●	merge with other entities.

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

Our credit agreement and indentures limit our ability to pay distributions upon the occurrence of certain events. For example, each of our credit agreement and the indentures limits our ability to pay distributions upon the occurrence of the following events, among others:

●	failure to pay any principal, interest, fees or other amounts when due;
●	failure to perform or otherwise comply with the covenants in the credit agreement, the indentures or in other loan documents to which we are a borrower; and
●	a bankruptcy or insolvency event involving us, our general partner or any of our subsidiaries.

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

On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the Commodities Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

In January 2020, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent we engage in such transactions or transactions that become subject to such rules in the future, we will be required to comply or take steps to qualify for an exemption to such requirements. Although we expect to qualify for the end-user exception to the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If our swaps do not qualify for the commercial end-user exception, or the cost of entering into uncleared swaps becomes prohibitive, we may be required to clear such transactions. The ultimate effect of the rules and any additional regulations on our businesses is uncertain at this time.

In addition, the Act requires that regulators establish margin rules for uncleared swaps. Banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the end-user exception from such margin requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, posting of initial or variation margin could impact our liquidity and reduce cash available for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows.

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

We rely upon our suppliers to timely produce the volumes and types of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for which they contract with us. In the event one or more of our suppliers does not perform in accordance with its contractual obligations, we may be required to purchase product on the open market to satisfy forward contracts we have entered into with our customers in reliance upon such supply arrangements. We may purchase refined petroleum products, gasoline blendstocks, renewable fuels and crude oil from a variety of suppliers under term contracts and on the spot market. In times of extreme market demand, we may be unable to satisfy our supply requirements. Furthermore, a portion of our supply comes from other countries, which could be disrupted by political events. In the event such supply becomes scarce, whether as a result of political events, natural disaster, logistical issues associated with delivery schedules or otherwise, we may not be able to satisfy our supply requirements. If any of these events were to occur, we may be required to pay more for product that we purchase on the open market, which could result in financial losses and adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. Any of these outcomes could negatively affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, higher prices could reduce the demand for gasoline and adversely impact our gasoline sales. A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

We are exposed to volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. For more information, please read Part I, Items 1. and 2. “Business and Properties—Environmental—Ethanol Market.” If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected.

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

Where releases of products, including, without limitation, refined petroleum products, gasoline blendstocks, renewable fuels and crude oil have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable standards. Our obligation to remediate this type of contamination varies, depending upon applicable laws and regulations and the extent of, and the facts relating to, the release. A portion of the remediation costs for certain products may be recoverable from the reimbursement fund of the applicable state and/or from third party insurance after any deductible or self-insured retention has been met, but there are no assurances that such reimbursement funds or insurance proceeds will be available to us.

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

Global and national health concerns, such as the outbreak of a pandemic or contagious disease like the coronavirus, may adversely affect us by reducing demand for our products. Such a health concern could result in people traveling less and avoiding public spaces, such as convenience stores and other locales where food and sundries are sold, either due to self-imposed or government-mandated restrictions to halt the spread of disease, thereby resulting in a decrease in the demand for our products, including gasoline and other refined petroleum products, and a decrease in sales of food, sundries and other on-site services. Such an event may impair our suppliers’ ability to provide the volumes and types of product and goods we sell. A disease outbreak could affect the health of our workforce or result in travel restrictions, in either case rendering employees unable to work or travel. While these factors and the impact of these factors are difficult to predict, any one or more of them could disrupt our business as we may be unable to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of an unexpected event or events, lower our revenues, increase our costs, or reduce our cash available for distribution to our unitholders.

We face intense competition in our purchasing, selling, gathering, blending, terminalling, transporting, storage and logistics activities. Competition from other providers of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil that are able to supply our customers with those products and services at a lower price and have capital resources many times greater than ours could reduce our ability to make distributions to our unitholders.

We are subject to competition from distributors and suppliers of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil that may be able to supply our customers with the same or comparable products and gathering, blending, terminalling, transporting and storage services and logistics on a more competitive basis. We compete with terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our Northeast market, we compete in various product lines and for all customers of those various products lines. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We compete with other transloaders in our logistics activities. We also compete with natural gas suppliers and marketers in our home heating oil and residual oil product lines. Bunkering requires facilities at ports to service vessels, and we compete with other providers of bunker fuels in those ports. In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gas stations as well as supermarket and warehouse stores that sell gasoline.

Some of our competitors are substantially larger than us, have greater financial resources and control greater supplies of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil than we do. If we are unable to compete effectively, we may lose existing customers or fail to acquire new customers, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. For example, if a competitor attempts to increase market share by reducing prices, our operating results and cash available for distribution to our unitholders could be adversely affected. We may not be able to compete successfully with these companies, and our ability to compete could be harmed by factors including price competition and the availability of alternative and less expensive fuels.

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

The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. As of December 31, 2020, we owned, operated and maintained dedicated storage facilities at 18 bulk terminals, leased the entirety of one bulk terminal that we operated exclusively for our businesses, and maintained dedicated storage at six facilities at which we have terminalling agreements. The lease and terminalling agreements are subject to expiration through 2021 and 2023, respectively. If these lease and terminalling agreements are not renewed or we are unable to renew them at rates and on terms and conditions satisfactory us, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

We may not be able to lease sites we own or lease and/or sub-lease sites we lease with respect to the sale of gasoline and/or related activities on favorable terms and any such failure could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

Most of our arrangements with our customers are renegotiated or replaced periodically. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often subject to factors beyond our control. Such factors include fluctuations in refined petroleum products, gasoline blendstocks, renewable fuels and crude oil prices, counterparty’s ability to pay for or accept contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or if we renegotiate or replace them on less favorable terms, sales from these arrangements could decline, and our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

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

We primarily store gasoline and gasoline blendstocks, renewable fuels, crude oil and propane in underground and above ground storage tanks. Our operations are also subject to significant hazards and risks inherent in storing such products. These hazards and risks include fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others.

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

Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, President Biden signed an executive order calling for new or more stringent emissions standards for new, modified and existing oil and gas facilities. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks. For more information, please read Part I, Items 1. and 2. “Business and Properties—Environmental—Climate Change.”

Further regulation of the transport by rail of fuel products may adversely affect our financial condition and results of operations.

Over the last several years, federal and state agencies have adopted various requirements governing the transport of fuel products, such as crude oil and ethanol. Were these bodies to establish more stringent design or construction standards for railcars, or impose other requirements for such railroad tank cars that are used to transport, by example, crude oil and ethanol, those requirements, individually or in the aggregate, may lead to shortages of compliant railcars, or limitations on deliveries of these products, which in either case could adversely affect our businesses. In recent years, non-governmental groups have intensified their efforts to use federal, state and municipal laws to restrict the transportation of fuels products, including, without limitation, crude oil and ethanol by railroad tank cars. Additional regulations regarding the movement and storage of fossil fuel products by transportation modalities could potentially expose our operations to duplicative and possibly inconsistent regulation.

Our terminalling operations are subject to federal, state and municipal laws and regulations relating to environmental protection and operational safety that could require us to incur substantial costs.

The risk of substantial environmental costs and liabilities is inherent in terminal operations, and we may incur substantial environmental costs and liabilities. Our terminalling operations involving the receipt, storage and delivery of primarily refined petroleum products, gasoline blendstocks, renewable fuels and crude oil are subject to stringent federal, state and municipal laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. Compliance with these laws and regulations increases our overall cost of business, including our capital costs to maintain and upgrade equipment and facilities. We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and municipal environmental laws in their operations. Their compliance with these requirements could increase the cost of doing business with these facilities. Please read Part I, Items 1. and 2. “Business and Properties—Environmental.”

In addition, our operations could be adversely affected if shippers of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil incur additional costs or liabilities associated with regulations, including environmental regulations. These shippers could increase their charges to us or discontinue service altogether. Similarly, many of our suppliers face a trend of increasing environmental regulations, which could likewise restrict their ability to produce crude oil or fuels, or increase their costs of production, and thus impact the price of, and/or their ability to deliver, these products.

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

The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. We may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with, or renewal of required operating or other regulatory permits. New environmental regulations, such as those related to the emissions of GHGs, might adversely affect the market for our products and activities, including the storage of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil, as well as our waste management practices and our control of air emissions. Enactment of laws and passage of regulations regarding GHG emissions, or other actions to limit GHG emissions may reduce demand for fossil fuels and impact our businesses. Federal, state and municipal agencies also could impose additional safety regulations to which we would be subject. Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations.

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

Our operations are subject to a series of risks arising from climate change.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. Moreover, federal regulators and state and local governments have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. For example, following the finding that GHG emissions such as carbon dioxide and methane threaten the public health and welfare, the EPA has promulgated or adopted regulations to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, implement emissions standards for certain sources in the oil and gas sector, and (together with NHTSA), implement GHG emissions limits on vehicles manufactured for operation in the United States. Separately, President Biden has already issued a suite of executive orders that, among other things, recommitted the United States to the Paris Agreement, called for the revision of Trump Administration changes to the CAFE standards, and called for the issuance of methane-emission standards for new, modified, and existing oil and gas facilities, including in the transmission and storage segments. In addition, it is possible federal legislation could be adopted in the future to restrict GHGs, as Congress has considered various proposals to reduce GHG emissions from time to time. Many states and regions have also adopted GHG initiatives. For further information, please read Part I, Items 1. and 2. “Business and Properties—Environmental—Climate Change.”

Future international, federal and state initiatives to control GHG emissions could result in increased costs associated with refined petroleum products consumption, such as costs to install additional controls to reduce GHG emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Please read Part I, Items 1. and 2. “Business and Properties—Environmental—Climate Change.” Such increased costs could result in reduced demand for refined petroleum products and some customers switching to alternative sources of fuel which could have a material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

Climate change continues to attract considerable public and scientific attention. This attention has also resulted in increased political risks, including climate change related pledges made by certain candidates for public office. These have included promises to curtail oil and gas operations on federal land, such as through the cessation of leasing federal land for hydrocarbon development. On January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change calling for, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risk across governmental agencies and economic sectors. Other actions that could be pursued include more restrictive requirements for the development of midstream infrastructure. Additionally, litigation has been filed against companies in the energy industry related to climate change. Although the litigation is varied, many such suits allege that oil and gas companies have created public nuisances by producing fuels that contribute to climate change or allege that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose those impacts to their investors and customers. Should such suits succeed, we could face additional costs or litigation risks.

Additionally, in response to concerns related to climate change, companies in the fossil fuel sector may be exposed to increasing financial risks. Certain financial institutions, including investment advisors and certain sovereign wealth, pension, and endowment funds, may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. This could make it more difficult to secure funding.

Separately, many scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur in areas where our facilities are located, they could have an adverse effect on our assets and operations.

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

As of March 3, 2021, affiliates of our general partner, including directors and executive officers and their affiliates, owned 15.4% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.” These conflicts include, among others, the following situations:

●	Our general partner is allowed to take into account the interests of parties other than us, such as affiliates of its members, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.
●	Affiliates of our general partner may engage in competition with us under certain circumstances. Please read “—Certain members of the Slifka family and their affiliates may engage in activities that compete directly with us.”
●	Neither our partnership agreement nor any other agreement requires owners of our general partner to pursue a business strategy that favors us. Directors and officers of our general partner’s owners have a fiduciary duty to make these decisions in the best interest of such owners which may be contrary to our interests.
●	Some officers of our general partner who provide services to us devote time to affiliates of our general partner.

●	Our general partner has limited its liability and reduced its fiduciary duties under the partnership agreement, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, common unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law. Additionally, our partnership agreement provides that we, and the officers and directors of our general partner, do not owe any duties, including fiduciary duties, or have any liabilities to holders of our Series A preferred units.
●	Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash available for distribution to our unitholders.
●	Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces distributable cash flow, or a capital expenditure for acquisitions or capital improvements, which does not, and such determination can affect the amount of cash distributed to our unitholders.
●	In some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.
●	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us.
●	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.
●	Our general partner intends to limit its liability regarding our contractual and other obligations.
●	Our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units.
●	Our general partner controls the enforcement of obligations owed to us by it and its affiliates.
●	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Noncompetition.”

Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. Our partnership agreement provides that we, and the officers and directors of our general partner, do not owe any duties, including fiduciary duties, or have any liabilities to holders of our Series A preferred units. Additionally, our partnership agreement:

●	permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, its voting rights with respect to the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of us;
●	provides that our general partner shall not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning it believed that the decision was in our best interests;
●	generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and
●	provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

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

Although the holders of our Series A preferred units are entitled to limited protective voting rights with respect to certain matters, our Series A preferred units generally vote separately as a class along with any other series of parity securities that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of our Series A preferred units may be significantly diluted, and the holders of such other series of parity securities that we may issue may be able to control or significantly influence the outcome of any vote.

As a result of these limitations, the prices at which our common units and our Series A preferred units trade could diminish because of the absence or reduction of a takeover premium in the trading price.

We may issue additional units without unitholder approval, which would dilute unitholders’ ownership interests.

Except in the case of the issuance of units that rank equal to or senior to our Series A preferred units, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. We are allowed to issue additional Series A preferred units and parity securities without any vote of the holders of our Series A preferred units, except where the cumulative distributions on our Series A preferred units or any parity securities are in arrears.

The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

●	our unitholders’ proportionate ownership interest in us will decrease;
●	the amount of cash available for distribution on each unit may decrease;
●	the relative voting strength of each previously outstanding unit may be diminished; and
●	the market price of the units may decline.

We are prohibited from paying distributions on our common units if distributions on our Series A preferred units are in arrears.

The holders of our Series A preferred units are entitled to certain rights that are senior to the rights of holders of our common units, such as rights to distributions and rights upon liquidation of the Partnership. If we do not pay the required distributions on our Series A preferred units, we will be unable to pay distributions on our common units. Additionally, because distributions to our Series A preferred units are cumulative, we will have to pay all unpaid accumulated preferred distributions before we can pay any distributions to our common unitholders. Also, because distributions to our common unitholders are not cumulative, if we do not pay distributions on our common units with respect to any quarter, our common unitholders will not be entitled to receive distributions covering any prior periods if we later commence paying distributions on our common units. The preferences and privileges of our Series A preferred units could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.

Our Series A preferred units are subordinated to our existing and future debt obligations and could be diluted by the issuance of additional units, including additional Series A preferred units, and by other transactions.

Our Series A preferred units are subordinated to all of our existing and future indebtedness. The payment of principal and interest on our debt reduces cash available for distribution to our limited partners, including the holders of our Series A preferred units. The issuance of additional units on parity with or senior to our Series A preferred units (including additional Series A preferred units) would dilute the interests of the holders of our Series A preferred units, and any issuance of equal or senior ranking securities or additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on our Series A preferred units.

We cannot assure that we will be able to pay distributions on our Series A preferred units regularly, and the agreements governing our indebtedness may limit the cash available to make distributions on our Series A preferred units.

Pursuant to our partnership agreement, we distribute all of our “available cash” each quarter to our limited partners. Our partnership agreement defines “Available Cash” to generally mean, for each fiscal quarter, all cash and cash equivalents on hand on the date of determination of available cash with respect to such quarter, less the amount of any cash reserves established by our general partner to:

●	provide for the proper conduct of our businesses;
●	comply with applicable law or the terms of any of our debt instruments or other agreements; or
●	provide funds for distributions to holders of our common units and Series A preferred units for any one or more of the next four quarters.

As a result, we do not expect to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions, these distributions could significantly reduce the cash available to us in subsequent periods to make distributions on our Series A preferred units.

Further, our existing debt agreements also may limit our ability to pay distributions on our Series A preferred units.

Change of control conversion rights may make it more difficult for a party to acquire us or discourage a party from acquiring us.

The change of control conversion feature of our Series A preferred units may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our common units and Series A preferred units with the opportunity to realize a premium over the then-current market price of such equity securities or that unitholders may otherwise believe is in their best interests.

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

One of the factors that influences the price of our Series A preferred units is the distribution yield on our Series A preferred units (as a percentage of the price of our Series A preferred units) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our Series A preferred units to expect a higher distribution yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution to our limited partners, including the holders of our Series A preferred units. Accordingly, higher market interest rates could cause the market price of our Series A preferred units to decrease.

In addition, on and after August 15, 2023, our Series A preferred units will have a floating distribution rate set each quarterly distribution period at a percentage of the $25.00 liquidation preference equal to a floating rate of the then-current three-month LIBOR (or if LIBOR is no longer available as otherwise provided for in our partnership agreement) plus a spread of 6.774% per annum. The per annum distribution rate that is determined on the relevant determination date will apply to the entire quarterly distribution period following such determination date even if LIBOR (or an alternative rate, as applicable) increases during that period. As a result, the holders of our Series A preferred units will be subject to risks associated with fluctuation in interest rates and the possibility that holders will receive distributions that are lower than expected. We have no control over a number of factors, including economic, financial and political events, that impact market fluctuations in interest rates, which have in the past and may in the future experience volatility.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. A unitholder could be liable for our obligations as if he were a general partner if:

●	a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

●	a unitholder’s right to act with other unitholders to remove or replace the general partner, approve some amendments to our partnership agreement or take other actions under our partnership agreement constitute “control” of our businesses.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units, may be negatively impacted by future administrative, legislative or judicial changes or differing interpretations thereof at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability for partnership tax treatment.

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

As of December 31, 2020, we conducted substantially all of our operations of our end-user business through six subsidiaries that are treated as corporations for federal income tax purposes. These corporations primarily engage in the retail sale of gasoline and/or operate convenience stores and collect rents on personal property leased to dealers and commissioned agents at other stations. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes, which reduce the cash available for distribution to us and, in turn, to common unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to common unitholders would be further reduced.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to the exceptions in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act,” discussed below), under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory.

For our 2020 taxable year, the CARES Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase. For purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income, which may result in a greater business interest expense deduction. In addition, unitholders may treat 50% of any excess business interest allocated to them in 2019 as deductible in the 2020 taxable year without regard to the 2020 business interest expense limitations. The remaining 50% of such unitholder’s excess business interest is carried forward and subject to the same limitations as other taxable years.

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

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business. Income allocated to our common unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. common unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets, and (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We currently own assets and conduct business in several states, some of which impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our businesses, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state, municipal and non-U.S. tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

Treatment of distributions on our Series A preferred units as guaranteed payments for the use of capital creates a different tax treatment for the holders of our Series A preferred units than the holders of our common units and such distributions are not eligible for the 20% deduction for qualified business income.

The tax treatment of distributions on our Series A preferred units is uncertain. We will treat each of the holders of our Series A preferred units as partners for tax purposes and will treat income attributable to distributions on our Series A preferred units as a guaranteed payment for the use of capital that will generally be taxable to each of the holders of our Series A preferred units as ordinary income. Holders of our Series A preferred units will recognize taxable income from the accrual of such income (even in the absence of a contemporaneous cash distribution). Otherwise, except in the case of our liquidation, the holders of our Series A preferred units are generally not anticipated to share in our items of income, gain, loss or deduction, nor will we allocate any share of our nonrecourse liabilities to the holders of our Series A preferred units. If distributions on our Series A preferred units were treated as payments on indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, the distributions likely would be treated as payments of interest by us to each of the holders of our Series A preferred units.

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified publicly traded partnership income, recently issued final Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified publicly traded partnership income.  As a result, income attributable to a guaranteed payment for use of capital recognized by holders of our Series A preferred units is not eligible for the 20% deduction for qualified business income.

A holder of our Series A preferred units will be required to recognize gain or loss on a sale of Series A preferred units equal to the difference between the amount realized by such holder and such holder’s tax basis in the Series A preferred units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Series A preferred units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a Series A preferred unit will generally equal the sum of the cash and the fair market value of other property paid by the holder of such Series A preferred unit to acquire such Series A preferred unit. Gain or loss recognized by a holder of Series A preferred units on the sale or exchange of a Series A preferred unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of our Series A preferred units will generally not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders will be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.

Investment in our Series A preferred units by tax-exempt investors, such as employee benefit plans and individual retirement accounts, and non-United States persons raises issues unique to them. The treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain and the income resulting from such payments may be treated as unrelated business taxable income for federal income tax purposes. Distributions to non-United States holders of our Series A preferred units will be subject to withholding taxes. If the amount of withholding exceeds the amount of United States federal income tax due, non-United States holders of our Series A preferred units may be required to file United States federal income tax returns in order to seek a refund of such excess.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common units trade on the New York Stock Exchange (“NYSE”) under the symbol “GLP.” At the close of business on March 1, 2021, based upon information received from our transfer agent and brokers and nominees, we had 14,012 common unitholders, including beneficial owners of common units held in street name.

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

Equity Compensation Plan

The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Table.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the quarter ended December 31, 2020.

Item 6. Selected Financial Data.

The following table presents selected historical financial and operating data of Global Partners LP for the years and as of the dates indicated. The selected historical financial data is derived from the historical consolidated financial statements of Global Partners LP.

This table should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report. In addition, this table presents non-GAAP financial measures which we use in our businesses. These measures are not calculated or presented in accordance with generally accepted accounting principles in the United States (“GAAP”). We explain these measures and present reconciliations to the most directly comparable financial measures calculated in accordance with GAAP in Part II, Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Performance Indicators.”

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$8,321.6	$13,081.7	$12,672.6	$8,920.6	$8,239.6
Cost of sales	7,600.5	12,419.0	12,022.2	8,337.5	7,693.1
Gross profit	721.1	662.7	650.4	583.1	546.5
Selling, general and administrative expenses	192.5	170.9	171.0	155.0	149.7
Operating expenses	323.3	342.4	321.1	283.6	288.5
(Gain) loss on trustee taxes	—	—	(52.6)	16.2	—
Lease exit and termination (gain) expenses	—	(0.5)	(3.5)	—	80.7
Amortization expense	10.8	11.4	11.0	9.2	9.4
Net loss (gain) on sale and disposition of assets	0.3	(2.7)	5.9	(1.6)	20.5
Goodwill and long-lived asset impairment	1.9	2.0	0.4	0.8	149.9
Total operating costs and expenses	528.8	523.5	453.3	463.3	698.7
Operating income (loss)	192.3	139.2	197.1	119.8	(152.2)
Interest expense	(83.5)	(89.9)	(89.1)	(86.2)	(86.3)
Loss on early extinguishment of debt	(7.2)	(13.1)	—	—	—
Income (loss) before income tax (expense) benefit	101.6	36.2	108.0	33.5	(238.5)
Income tax benefit (expense)	0.1	(1.0)	(5.6)	23.6	(0.1)
Net income (loss)	101.7	35.2	102.4	57.1	(238.6)
Net loss attributable to noncontrolling interest (1)	0.5	0.7	1.5	1.6	39.2
Net income (loss) attributable to Global Partners LP	102.2	35.9	103.9	58.8	(199.4)
Less: General partners’ interest in net income (loss)	1.4	1.4	1.0	0.4	(1.3)
Less: Series A preferred limited partner interest in net income	6.7	6.7	2.7	—	—
Net income (loss) attributable to common limited partners	$94.1	$27.8	$100.2	$58.4	$(198.1)
Per Unit Data
Basic net income (loss) per common limited partner unit (2)	$2.77	$0.82	$2.97	$1.74	$(5.91)
Diluted net income (loss) per common limited partner unit (2)	$2.74	$0.81	$2.95	$1.74	$(5.91)
Cash distributions per common limited partner unit (3)	$1.88	$2.05	$1.88	$1.85	$1.85
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$312.5	$94.4	$168.9	$348.4	$(119.9)
Investment activities	$(69.7)	$(67.2)	$(225.7)	$(61.6)	$6.4
Financing activities	$(245.1)	$(23.3)	$50.1	$(282.0)	$122.4
Other Financial Data:
EBITDA (4)	$285.5	$234.4	$304.3	$225.0	$(4.9)
Adjusted EBITDA (4)	$287.7	$233.7	$310.6	$224.2	$129.7
Distributable cash flow (5)	$156.4	$95.7	$173.7	$108.3	$(121.4)
Capital expenditures—acquisitions (6)	$—	$—	$171.6	$38.5	$—
Capital expenditures—maintenance and expansion (6)	$76.3	$82.9	$69.2	$49.8	$71.3
Operating Data:
Normal heating degree days (7)	5,630	5,630	5,630	5,630	5,661
Actual heating degree days	5,029	5,152	5,391	5,310	5,177
Variance from normal heating degree days	(11)%	(8)%	(4)%	(6)%	(9)%
Variance from prior year actual degree days	(2)%	(4)%	2%	3%	(8)%
Total gallons sold (in millions)	5,528	6,519	5,863	4,766	5,133
Variance in volume sold from prior year	(15)%	11%	23%	(7)%	(9)%
Balance Sheet Data (at period end):
Total assets	$2,540.5	$2,808.4	$2,424.3	$2,320.2	$2,564.0
Long—term debt	$1,009.6	$1,058.2	$1,034.5	$957.8	$1,025.9
Total debt	$1,044.0	$1,207.1	$1,137.8	$1,084.5	$1,300.5
Total liabilities	$2,045.0	$2,349.2	$1,925.1	$1,925.9	$2,166.2
Partners’ equity	$495.5	$459.2	$499.2	$394.3	$397.8

The above table reflects certain rounding conventions.

(1)	On February 1, 2013, we acquired a 60% membership interest in Basin Transload, LLC (“Basin Transload”). The net loss in the table above is attributable to the noncontrolling interest which represents Basin Transload’s 40% interest. In connection with the terms of an agreement between us and the minority members of Basin Transload, on September 29, 2020, we acquired the minority members’ collective 40% interest in Basin Transload.

(2)	See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report for net income (loss) per common limited partner unit calculation.
(3)	Cash distributions earned in one calendar quarter are paid in the following calendar quarter. This amount is based on cash distributions paid during each respective year. See Note 18 of Notes to Consolidated Financial Statements included elsewhere in this report.
(4)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, which is EBITDA adjusted for gains or losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges, are non-GAAP financial measures which are discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to the most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In 2016, Adjusted EBITDA includes lease exit and termination expenses of $80.7 million which were recorded as a result of our December 2016 voluntary early termination of a sublease for 1,610 railcars. Excluding these expenses, Adjusted EBITDA would have been $210.4 million for 2016.
(5)	Distributable cash flow is a non-GAAP financial measure which is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. In 2016, distributable cash flow includes a net loss on sale and disposition of assets of $20.5 million, a net goodwill and long-lived asset impairment of $114.1 million ($149.9 million, offset by $35.8 million attributed to the noncontrolling interest) and lease exit and termination expenses of $80.7 million. Excluding these charges, distributable cash flow would have been $93.9 million in 2016.
(6)	Capital expenditures are discussed under “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(7)	Degree days is an industry measurement of temperature designed to evaluate energy demand and consumption which is further discussed under “Results of Operations—Evaluating Our Results of Operations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report.

Overview

General

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2020, we had a portfolio of 1,548 owned, leased and/or supplied gasoline stations, including 277 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $7.9 billion of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane for the year ended December 31, 2020. In addition, we had other revenues of approximately $0.4 billion for the year ended December 31, 2020 from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

Our Perspective on Global and the COVID-19 Pandemic

Overview

The COVID-19 pandemic has continued to make its presence felt at home, in the office workplace and at our retail sites and terminal locations. We have successfully executed our business continuity plans and at this time our in-office employees continue to work remotely. We remain active in responding to the challenges posed by the COVID-19 pandemic and continue to provide essential products and services while prioritizing the safety of our employees, customers and vendors in the communities where we operate.

The COVID-19 pandemic has resulted in an economic downturn and restricted travel to, from and within the states in which we conduct our businesses. Federal, state and municipal “stay at home” or similar-like directives have resulted in decreases in the demand for gasoline and convenience store products. Social distancing guidelines and directives limiting food operations at our convenience stores have further contributed to a reduction in in-store traffic and sales. The demand for diesel fuel has similarly (but not as drastically) been impacted. We remain well positioned to pivot and address different (and, at times, conflicting) directives from federal, state and municipal authorities designed to mitigate the spread of the COVID-19 pandemic, permit the opening of businesses and promote an economic recovery. From mid-March into April of 2020, we saw reductions of more than 50% in gasoline volume and more than 20% in convenience store sales but have since seen increases in both gasoline volume and convenience store sales as some businesses reopened and directives from federal, state and municipal authorities became less restrictive. That said, notwithstanding the introduction of country-wide vaccination programs, uncertainties surrounding the duration of the COVID-19 pandemic and demand at the pump, inside our stores and at our terminals remain.

Given the uncertainty in the early part of 2020 surrounding the short-term and long-term impacts of COVID-19, including the timing of an economic recovery, early in the second quarter we took certain steps to increase liquidity and create additional financial flexibility. Such steps included a 25% decrease to our quarterly distribution on our common units to $0.39375 per unit for the period from January 1, 2020 to March 31, 2020. In addition, we borrowed $50.0 million under our revolving credit facility which was included in cash on our balance sheet. We also reduced planned expenses and 2020 capital spending. We amended our credit agreement to provide temporary adjustments to certain covenants. Given the stronger-than-expected performance in the second quarter, we paid down our revolving credit facility with the $50.0 million cash on hand and increased our planned 2020 capital spending. In addition, we increased our quarterly distribution on our common units for each of the second, third and fourth quarters of 2020.

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

Business operations today, as compared to how we conducted our business in early March 2020, reflect changes which may well remain for an indefinite period of time. In these uncertain times and volatile markets, we believe that we are operationally nimble and that our portfolio of assets may continue to provide us with opportunities.

2020 Events

Purchase Agreement—On December 14, 2020, we announced the signing of an agreement to purchase retail fuel and convenience store assets from Connecticut-based Consumers Petroleum of Connecticut, Incorporated. The acquisition includes 27 company-operated gasoline stations with “Wheels”-branded convenience stores in Connecticut. The transaction also includes fuel supply agreements for approximately 25 gasoline stations located in Connecticut and New York. The stations market fuel under the Citgo and Sunoco brands. The purchase is expected to close in the first half of 2021 subject to regulatory approvals and other customary closing conditions.

2029 Notes Offering and 2023 Notes Redemption—On October 7, 2020, we and GLP Finance Corp. (the “Issuers”) issued $350.0 million aggregate principal amount of 6.875% senior notes due 2029 (the “2029 Notes”) to several initial purchasers (the “2029 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the offering to fund the redemption of our 7.00% senior notes due 2023 (the “2023 Notes”) and to repay a portion of the borrowings outstanding under our credit agreement. The redemption of the 2023 Notes occurred on October 23, 2020.

On February 1, 2021, we completed an exchange offer whereby holders of the 2029 Notes exchanged all of the 2029 Notes for an equivalent amount of senior notes registered under the Securities Act. The exchange notes are substantially identical to the 2029 Notes, except that the exchange notes are not subject to the restrictions on transfers or to any increase in annual interest rates for failure to comply with the 2029 Notes Registration Rights Agreement (defined below). Please read “—Liquidity and Capital Resources—Senior Notes” for additional information on the 2029 Notes.

2019 Event

2027 Notes Offering and 2022 Notes Tender Offer and Redemption— On July 31, 2019, the Issuers issued

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

2018 Events

Series A Preferred Unit Offering—On August 7, 2018, we issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests for $25.00 per Series A preferred unit in an offering registered under the Securities Act of 1933. We used the proceeds, net of underwriting discount and expenses, of $66.4 million to reduce indebtedness under our credit agreement. See Note 18 of Notes to Consolidated Financial Statements for additional information.

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

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, we recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011. Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 we determined that the liability was no longer required. The recognition of this one-time income item did not impact cash flows from operations for the year ended December 31, 2018.

Operating Segments

We purchase refined petroleum products, gasoline blendstocks, renewable fuels and crude oil primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our businesses under three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations (“GDSO”) and (iii) Commercial.

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, blending, storing and transporting refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We transport these products by railcars, barges, trucks and/or pipelines pursuant to spot or long-term contracts. From time to time, we aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by rail and ship it by barge to refiners. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

Gasoline Distribution and Station Operations

In our GDSO segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub-jobbers. Station operations include (i) convenience store sales, (ii) rental income from gasoline stations leased to dealers, from commissioned agents and from cobranding arrangements and (iii) sundries (such as car wash sales and lottery and ATM commissions).

As of December 31, 2020, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	277
Commissioned agents	273
Lessee dealers	208
Contract dealers	790
Total	1,548

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors, in addition to those described under “—Our Perspective on Global and the COVID-19 Pandemic,” that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term. Our results of operations and financial condition depend, in part, upon the following:

●	Our businesses are influenced by the overall markets for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement. Results from our purchasing, storing, terminalling, transporting, selling and blending operations are influenced by prices for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, price volatility and the market for such products. Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects. Our inventory management is dependent on the use of hedging instruments which are managed based on the structure of the forward pricing curve. Daily market changes may impact periodic results due to the point-in-time valuation of these positions. Volatility in oil markets may impact our results. When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations. Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor.

●	We commit substantial resources to pursuing acquisitions and expending capital for growth projects, although there is no certainty that we will successfully complete any acquisitions or growth projects or receive the economic results we anticipate from completed acquisitions or growth projects. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate transactions that at the time of consummation we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth and ability to increase or maintain distributions on our common units could be limited. We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.
●	The condition of credit markets may adversely affect our liquidity. In the past, world financial markets experienced a severe reduction in the availability of credit. Possible negative impacts in the future could include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties could require us to provide collateral. In addition, we could experience a tightening of trade credit from our suppliers.
●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives related to these aforementioned services as well as disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon and could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, trucks and barges, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our business operations. These events could result in service disruptions and increased costs which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.
●	We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell or (ii) our logistics activities, could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.
●	Our gasoline financial results in our GDSO segment can be lower in the first and fourth quarters of the calendar year due to seasonal fluctuations in demand. Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year. The COVID-19 pandemic has had a negative impact on gasoline demand and in-store traffic, and the extent and duration of that impact is uncertain.
●	Our heating oil and residual oil financial results can be lower in the second and third quarters of the calendar year. Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months. Therefore, our results of operations in heating oil and residual oil for the first and fourth calendar quarters can be better than for the second and third quarters.

●	Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales.
●	Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our products. Higher prices and new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, could reduce the demand for transportation fuels and adversely impact our sales of transportation fuels. A reduction in sales of transportation fuels could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. In addition, increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last three decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations further promoting the use of cleaner fuels. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas. As described above, such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales. The EPA has implemented a RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program seeks to promote the incorporation of renewable fuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States. We are exposed to volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark-to-market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time.
●	We may not be able to fully implement or capitalize upon planned growth projects. We could have a number of organic growth projects that may require the expenditure of significant amounts of capital in the aggregate. Many of these projects involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control. As these projects are undertaken, required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects. Moreover, revenues associated with these organic growth projects may not increase immediately upon the expenditures of funds with respect to a particular project and these projects may be completed behind schedule or in excess of budgeted cost. We may pursue and complete projects in anticipation of market demand that dissipates or market growth that never materializes. As a result of these uncertainties, the anticipated benefits associated with our capital projects may not be achieved.
●	Governmental action and campaigns to discourage smoking and use of other products may have a material adverse effect on our revenues and gross profit. Congress has given the FDA broad authority to regulate tobacco and nicotine products, and the FDA and states have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of vapor products and e-cigarettes may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, President Biden signed an executive order calling for new or more stringent emissions standards for new, modified and existing oil and gas facilities. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.
●	Further regulation of the transport by rail of fuel products may adversely affect our financial condition and results of operations. Over the last several years, federal and state agencies have adopted various requirements governing the transport of fuel products, such as crude oil and ethanol. Were these bodies to establish more stringent design or construction standards for railcars, or impose other requirements for such railroad tank cars that are used to transport, by example, crude oil and ethanol, those requirements, individually or in the aggregate, may lead to shortages of compliant railcars, or limitations on deliveries of these products, which in either case could adversely affect our businesses. In recent years, non-governmental groups have intensified their efforts to use federal, state and municipal laws to restrict the transportation of fuels products, including, without limitation, crude oil and ethanol by railroad tank cars. Additional regulations regarding the movement and storage of fossil fuel products by transportation modalities could potentially expose our operations to duplicative and possibly inconsistent regulation.

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

Operating Expenses

Operating expenses are costs associated with the operation of the terminals, transload facilities and gasoline stations and convenience stores used in our businesses. Lease payments, maintenance and repair, property taxes, utilities, credit card fees, taxes, labor and labor-related expenses comprise the most significant portion of our operating expenses. While the majority of these expenses remains relatively stable, independent of the volumes through our system, they can fluctuate depending on the activities performed during a specific period. In addition, they can be impacted by new directives issued by federal, state and local governments.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income attributable to Global Partners LP	$102,210	$35,867	$103,905
EBITDA (1)(2)	$285,529	$234,374	$304,312
Adjusted EBITDA (1)(2)	$287,731	$233,666	$310,606
Distributable cash flow (3)(4)	$156,392	$95,713	$173,688
Wholesale Segment:
Volume (gallons)	3,599,794	4,153,831	3,620,983
Sales
Gasoline and gasoline blendstocks	$3,008,490	$5,358,550	$4,732,028
Crude oil (5)	84,046	96,419	109,719
Other oils and related products (6)	1,486,539	1,974,897	2,049,043
Total	$4,579,075	$7,429,866	$6,890,790
Product margin
Gasoline and gasoline blendstocks	$100,818	$83,982	$76,741
Crude oil (5)	(672)	(13,047)	7,159
Other oils and related products (6)	82,999	51,584	53,389
Total	$183,145	$122,519	$137,289
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	1,360,252	1,622,122	1,596,453
Sales
Gasoline	$2,545,616	$3,806,892	$4,081,498
Station operations (7)	431,041	466,761	427,211
Total	$2,976,657	$4,273,653	$4,508,709
Product margin
Gasoline	$398,016	$374,550	$373,303
Station operations (7)	205,926	225,078	203,098
Total	$603,942	$599,628	$576,401
Commercial Segment:
Volume (gallons)	568,230	743,545	645,393
Sales	$765,867	$1,378,211	$1,273,103
Product margin	$15,195	$28,540	$23,611
Combined sales and product margin:
Sales	$8,321,599	$13,081,730	$12,672,602
Product margin (8)	$802,282	$750,687	$737,301
Depreciation allocated to cost of sales	(81,144)	(87,930)	(86,892)
Combined gross profit	$721,138	$662,757	$650,409

GDSO portfolio as of December 31, 2020, 2019 and 2018:
Company operated	277	289	297
Commissioned agents	273	258	259
Lessee dealers	208	216	237
Contract dealers	790	788	786
Total GDSO portfolio	1,548	1,551	1,579

	Year Ended December 31,
	2020	2019	2018
Weather conditions:
Normal heating degree days	5,630	5,630	5,630
Actual heating degree days	5,029	5,152	5,391
Variance from normal heating degree days	(11)%	(8)%	(4)%
Variance from prior period actual heating degree days	(2)%	(4)%	2%
(1)	EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	EBITDA and Adjusted EBITDA include a loss on early extinguishment of debt of $7.2 million in 2020 related to the 2023 Notes and $13.1 million in 2019 related to the 2022 Notes (see Note 8 of Notes to Consolidated Financial Statements). EBITDA and Adjusted EBITDA in 2018 include a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit and a lease exit and termination gain of $3.5 million (see Note 2 of Notes to Consolidated Financial Statements).
(3)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.
(4)	Distributable cash flow includes a loss on early extinguishment of debt of $7.2 million in 2020 related to the 2023 Notes and $13.1 million in 2019 related to the 2022 Notes (see Note 8 of Notes to Consolidated Financial Statements). Distributable cash flow in 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 2 of Notes to Consolidated Financial Statements).
(5)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(6)	Other oils and related products primarily consist of distillates, residual oil and propane.
(7)	Station operations consist of convenience stores sales, rental income and sundries.
(8)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2020	2019	2018
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$101,682	$35,178	$102,403
Net loss attributable to noncontrolling interest	528	689	1,502
Net income attributable to Global Partners LP	102,210	35,867	103,905
Depreciation and amortization, excluding the impact of noncontrolling interest	99,899	107,557	105,639
Interest expense, excluding the impact of noncontrolling interest	83,539	89,856	89,145
Income tax (benefit) expense	(119)	1,094	5,623
EBITDA (1)	285,529	234,374	304,312
Net loss (gain) on sale and disposition of assets	275	(2,730)	5,880
Long-lived asset impairment	1,927	2,022	414
Adjusted EBITDA (1)	$287,731	$233,666	$310,606

Reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by operating activities	$312,526	$94,402	$168,856
Net changes in operating assets and liabilities and certain non-cash items	(110,709)	48,968	40,385
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	292	54	303
Interest expense, excluding the impact of noncontrolling interest	83,539	89,856	89,145
Income tax (benefit) expense	(119)	1,094	5,623
EBITDA (1)	285,529	234,374	304,312
Net loss (gain) on sale and disposition of assets	275	(2,730)	5,880
Long-lived asset impairment	1,927	2,022	414
Adjusted EBITDA (1)	$287,731	$233,666	$310,606
(1)	EBITDA and Adjusted EBITDA include a loss on early extinguishment of debt of $7.2 million in 2020 related to the 2023 Notes and $13.1 million in 2019 related to the 2022 Notes (see Note 8 of Notes to Consolidated Financial Statements). EBITDA and Adjusted EBITDA in 2018 include a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit and a lease exit and termination gain of $3.5 million (see Note 2 of Notes to Consolidated Financial Statements.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2020	2019	2018
Reconciliation of net income to distributable cash flow:
Net income	$101,682	$35,178	$102,403
Net loss attributable to noncontrolling interest	528	689	1,502
Net income attributable to Global Partners LP	102,210	35,867	103,905
Depreciation and amortization, excluding the impact of noncontrolling interest	99,899	107,557	105,639
Amortization of deferred financing fees and senior notes discount	5,241	5,940	6,873
Amortization of routine bank refinancing fees	(3,970)	(3,754)	(4,088)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(46,988)	(49,897)	(38,641)
Distributable cash flow (1)(2)	156,392	95,713	173,688
Distributions to Series A preferred unitholders (3)	(6,728)	(6,728)	(2,691)
Distributable cash flow after distributions to Series A preferred unitholders	$149,664	$88,985	$170,997

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$312,526	$94,402	$168,856
Net changes in operating assets and liabilities and certain non-cash items	(110,709)	48,968	40,385
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	292	54	303
Amortization of deferred financing fees and senior notes discount	5,241	5,940	6,873
Amortization of routine bank refinancing fees	(3,970)	(3,754)	(4,088)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(46,988)	(49,897)	(38,641)
Distributable cash flow (1)(2)	156,392	95,713	173,688
Distributions to Series A preferred unitholders (3)	(6,728)	(6,728)	(2,691)
Distributable cash flow after distributions to Series A preferred unitholders	$149,664	$88,985	$170,997

(1)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow includes a loss on early extinguishment of debt of $7.2 million in 2020 related to the 2023 Notes and $13.1 million in 2019 related to the 2022 Notes (see Note 8 of Notes to Consolidated Financial Statements). Distributable cash flow in 2018 includes a one-time gain of approximately $52.6 million as a result of the extinguishment of a contingent liability related to a Volumetric Ethanol Excise Tax Credit (see Note 2 of Notes to Consolidated Financial Statements).
(3)	Distributions to Series A preferred unitholders represent the distributions payable to the preferred unitholders during the period. Distributions on the Series A preferred units are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations for Years 2020, 2019 and 2018

Consolidated Sales

Our total sales were $8.3 billion and $13.1 billion for 2020 and 2019, respectively, a decrease of $4.8 billion, or 36%, due to decreases in prices and volume sold. Our aggregate volume of product sold was 5.5 billion gallons and 6.5 billion gallons for 2020 and 2019, respectively, a decrease of 1.0 billion gallons in part due to the impact of the COVID-19 pandemic. The decrease in volume sold includes a decrease of 554 million gallons in our Wholesale segment due to a decline in gasoline and gasoline blendstocks, partially offset by increased volume in other oils and related products and crude oil, and decreases of 262 million gallons in our GDSO segment and 175 million gallons in our Commercial segment.

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

Gross Profit

Our gross profit was $721.1 million and $662.7 million for 2020 and 2019, respectively, an increase of $58.4 million, or 9%, primarily due to more favorable market conditions in our Wholesale segment and higher fuel margins (cents per gallon) in gasoline distribution in our GDSO segment which offset a decrease in GDSO fuel volume and a decrease in our station operations product margin. The increase in gross profit was offset by a decline in our Commercial segment largely due to a decrease in bunkering activity.

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

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $3.0 billion and $5.3 billion for 2020 and 2019, respectively, a decrease of $2.3 billion, or 44%, due to decreases in prices and volume sold. Our gasoline and gasoline blendstocks product margin was $100.8 million and $84.0 million for 2020 and 2019, respectively, an increase of $16.8 million, or 20%. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our product margins. Our product margin also benefitted due to more favorable market conditions in gasoline in the fourth quarter of 2020 compared to the same period in 2019 which was negatively impacted due to unfavorable market conditions. In the first quarter of 2020, the COVID-19 pandemic and the price war between Saudi Arabia and Russia caused a rapid decline in prices, steepening the forward product pricing curve which negatively impacted our product margin in gasoline.

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

Crude Oil. Crude oil sales and logistics revenues were $84.0 million and $96.4 million for 2020 and 2019, respectively, a decrease of $12.4 million, or 13%, primarily due to a decrease in prices, partially offset by an increase in volume sold. Our crude oil product margin was ($0.7 million) and ($13.0 million) for 2020 and 2019, respectively, an increase of $12.3 million, or 95%, primarily due to more favorable market conditions largely in the second quarter including the flattening of the forward product pricing curve.

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

Other Oils and Related Products. Sales from other oils and related products (primarily distillates and residual oil) were $1.5 billion and $2.0 billion for 2020 and 2019, respectively, a decrease of $0.5 billion, or 25%, in part due to a decline in prices, partially offset by an increase in volume sold. Our product margin from other oils and related products was $83.0 million and $51.6 million and for 2020 and 2019, respectively, an increase of $31.4 million, or 61%. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our product margins. Our product margin also benefitted from more favorable market conditions in the fourth quarter of 2020 compared to the same period in 2019, largely in distillates. In the first quarter of 2020, the COVID-19 pandemic and the price war between Saudi Arabia and Russia caused a rapid decline in prices, steepening the forward product pricing curve, which negatively impacted our product margins.

Sales from other oils and related products were $2.0 billion and $2.1 billion for 2019 and 2018, respectively, a decrease of $0.1 billion, or 4%, in part due to a decline in prices, partially offset by an increase in residual oil volume sold. Our product margin from other oils and related products was $51.6 million and $53.4 million for 2019 and 2018, respectively, a decrease of $1.8 million, or 3%. Our product margin in distillates for 2019 was negatively impacted due to less favorable market conditions, largely in the fourth quarter, and to weather that was both warmer than normal and warmer than in 2018.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $2.5 billion and $3.8 billion for 2020 and 2019, respectively, a decrease of $1.3 billion, or 34%, due to decreases in prices and volume sold largely due to the impact of the COVID-19 pandemic. Our product margin from gasoline distribution was $398.0 million and $374.5 million for 2020 and 2019, respectively, an increase of $23.5 million, or 6%, primarily due to higher fuel margins (cents per gallon) which more than offset the decline in volume sold. Our product margin for 2020 benefitted from declining wholesale prices in the first quarter of 2020, primarily in March due to the COVID-19 pandemic and geopolitical events. Declining wholesale gasoline prices can improve our gasoline distribution product margin, the extent of which depends on the magnitude and duration of the decline.

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

Station Operations. Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $431.0 million and $466.7 million for 2020 and 2019, respectively, a decrease of $35.7 million, or 8%. Our product margin from station operations was $205.9 million and $225.1 million for 2020 and 2019, respectively, a decrease of $19.2 million, or 9%. The decreases in sales and product margin are primarily due to less activity at our convenience stores, primarily due to the impact of the COVID-19 pandemic.

Revenues from our station operations were $466.7 million and $427.2 million for 2019 and 2018, respectively, an increase of $39.5 million, or 9%. Our product margin from station operations was $225.1 million and $203.1 million for 2019 and 2018, respectively, an increase of $22.0 million, or 11%, primarily due to the 2018 Acquisitions.

Results for Commercial Segment

Our commercial sales were $0.8 billion and $1.4 billion for 2020 and 2019, respectively, a decrease of $0.6 billion, or 43%, due to decreases in prices and volume sold. Our commercial product margin was $15.2 million and $28.5 million for 2020 and 2019, respectively, a decrease of $13.3 million, or 47%, largely due to a decrease in bunkering activity.

Our commercial sales were $1.4 billion and $1.3 billion for 2019 and 2018, respectively, an increase of $0.1 billion, or 8%, due to an increase in volume sold. Our commercial product margin was $28.5 million and $23.6 million for 2019 and 2018, respectively, an increase of $4.9 million, or 21%, primarily due to favorable market conditions in bunkering.

Selling, General and Administrative Expenses

SG&A expenses were $192.5 million and $170.9 million for 2020 and 2019, respectively, an increase of

$21.6 million, or 13%, including increases of $16.6 million in accrued discretionary incentive compensation, $1.6 million in wages and benefits, $1.4 million in costs associated with the COVID-19 pandemic, $1.3 million in advertising costs and $1.0 million in professional fees, offset by a decrease of $0.3 million in various other SG&A expenses.

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

Operating Expenses

Operating expenses were $323.3 million and $342.4 million for 2020 and 2019, respectively, a decrease of $19.1 million, or 6%, due to a decrease of $21.4 million associated with our GDSO operations, in part due to lower credit card fees related to the reduction in volume and price, lower maintenance and repair expenses and lower salary expense in part attributable to reduced store hours, all of which were partly the result of the COVID-19 pandemic. The decrease in operating expenses was offset by an increase of $2.3 million associated with our terminal operations, primarily related to higher maintenance and repair expenses.

Operating expenses were $342.4 million and $321.1 million for 2019 and 2018, respectively, an increase of $21.3 million, or 7%, due to an increase of $21.9 million associated with our GDSO operations, primarily due to the 2018 Acquisitions, partially offset by decreases in expenses associated with our terminal operations and with the sale of sites.

Gain on Trustee Taxes

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

Amortization Expense

Amortization expense related to our intangible assets was $10.8 million, $11.4 million and $11.0 million for 2020, 2019 and 2018, respectively.

Net (Loss) Gain on Sale and Disposition of Assets

Net (loss) gain on sale and disposition of assets was ($0.3 million), $2.7 million and ($5.9 million) for 2020,

2019 and 2018, respectively, primarily due to the sale of GDSO sites. Included in the net (loss) gain on sale and disposition of assets is approximately $0.9 million, $2.9 million and $3.9 million for 2020, 2019 and 2018, respectively, of goodwill derecognized as part of the site divestitures.

Long-Lived Asset Impairment

We recognized an impairment charge relating to certain right-of-use assets in the amount of $1.9 million for 2020, of which $1.7 million was allocated to the Wholesale segment and $0.2 million was allocated to the GDSO segment. We had no impairment charges relating to right-of-use assets for 2019 and 2018.

We recognized an impairment charge relating to long-lived assets used at certain gasoline stations and convenience stores in the amount of $0.3 million, $2.0 million and $0.4 million for 2020, 2019 and 2018, respectively, These assets are allocated to the GDSO segment.

Interest Expense

Interest expense was $83.5 million and $89.9 million for 2020 and 2019, respectively, a decrease of $6.4 million, or 7%, due to due to lower average balances on our credit facilities and lower interest rates, which more than offset the $0.7 million write-off of deferred financing fees associated with the amendment to our credit agreement in May 2020.

Interest expense was $89.9 million and $89.1 million for 2019 and 2018, respectively, an increase of $0.7 million, or less than 1%, primarily due to higher interest rates for 2019 compared to 2018, partially offset by lower average balances on our credit facilities.

Loss on Early Extinguishment of Debt

In 2020 as a result of the redemption of the 2023 Notes, we recorded a $7.2 million loss from early extinguishment of debt, consisting of a $5.3 million cash call premium and a $1.9 million non-cash write-off of remaining unamortized deferred financing fees.

In 2019 as a result of the repurchase of the 2022 Notes, we recorded a $13.1 million loss from early extinguishment of debt, consisting of a $6.9 million cash call premium and a $6.2 million non-cash write-off of remaining unamortized original issue discount and deferred financing fees.

Please read “—Liquidity and Capital Resources—Senior Notes” for additional information.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.1 million, ($1.1 million) and ($5.6 million) for 2020, 2019 and 2018, respectively, which reflects the income tax (benefit) expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes. For 2020, the income tax benefit consists of an income tax benefit of $6.3 million (discussed below) offset by an income tax expense of ($6.2 million).

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides certain tax changes in response to the COVID-19 pandemic, including the temporary removal of certain limitations on the utilization of net operating losses, permitting the carryback of net operating losses generated in 2018, 2019 or 2020 to the five preceding taxable years, increasing the ability to deduct interest expense, deferring the employer share of social security tax payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As a result, we recognized a benefit of $6.3 million related to the CARES Act net operating loss carryback provisions for 2020. On January 15, 2021, we received cash refunds totaling $15.8 million associated with the carryback of losses generated in 2018 with respect to the 2016 and 2017 tax years.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload. The net loss attributable to noncontrolling interest was $0.5 million, $0.7 million and $1.5 million for 2020, 2019 and 2018, respectively, which represents the 40% noncontrolling ownership of the net loss reported. In connection with the terms of an agreement between the minority members of Basin Transload and us, on September 29, 2020, we acquired the minority members’ collective 40% interest in Basin Transload (see Note 23 of Notes to Consolidated Financial Statements for additional information).

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

Given the uncertainty surrounding the short-term and long-term impacts of COVID-19, including the timing of an economic recovery, early in the second quarter we took certain steps to increase liquidity and create additional financial flexibility. Such steps included a 25% decrease to our quarterly distribution on our common units for the period from January 1, 2020 to March 31, 2020. In addition, we borrowed $50.0 million under our revolving credit facility which was included in cash on our balance sheet. We also reduced planned expenses and 2020 capital spending. We amended our credit agreement to provide temporary adjustments to certain covenants. Given the stronger-than-expected performance in the second quarter, we paid down our revolving credit facility with the $50.0 million cash on hand and increased our planned 2020 capital spending. In addition, we increased our quarterly distribution on our common units for each of the second, third and fourth quarters of 2020. We believe that our current level of cash and borrowing capacity under our credit agreement will be sufficient to meet our liquidity needs.

Working capital was $283.9 million and $250.6 million at December 31, 2020 and 2019, respectively, an increase of $33.3 million. Changes in current assets and current liabilities increasing our working capital include decreases of $165.5 million in accounts payable and $114.5 million in the current portion of our working capital revolving credit facility, primarily due to lower prices, for a total increase in working capital of $280.0 million. The increase in working capital was offset by decreases of $185.9 million in accounts receivable and $66.1 million in inventories, also primarily due to lower prices.

Cash Distributions

Common Units

During 2020, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2020	$18.3 million	Fourth quarter 2019
May 15, 2020	$13.5 million	First quarter 2020
August 14, 2020	$15.7 million	Second quarter 2020
November 13, 2020	$17.3 million	Third quarter 2020

In addition, on January 26, 2021, the board of directors of our general partner declared a quarterly cash distribution of $0.55 per unit ($2.20 per unit on an annualized basis) on all of our outstanding common units for the period from October 1, 2020 through December 31, 2020 to our common unitholders of record as of the close of business February 8, 2020. This distribution resulted in our reaching our third target level distribution for the quarter ended December 31, 2020. On February 12, 2021, we paid the total cash distribution of approximately $19.3 million.

Preferred Units

During 2020, we paid the following cash distributions to holders of the Series A preferred units:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Covering
February 18, 2020	$1.7 million	November 15, 2019 - February 14, 2020
May 15, 2020	$1.7 million	February 15, 2020 - May 14, 2020
August 17, 2020	$1.7 million	May 15, 2020 - August 14, 2020
November 16, 2020	$1.7 million	August 15, 2020 - November 14, 2020

In addition, on January 19, 2021, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on our Series A preferred units for the period from November 15, 2020 through February 14, 2021 to our preferred unitholders of record as of the opening of business on February 1, 2021. On February 21, 2021, we paid the total cash distribution of approximately $1.7 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2020 were as follows (in thousands):

	Payments Due by Period
					2025 and
Contractual Obligations	2021	2022	2023	2024	Thereafter	Total
Credit facility obligations (1)	$43,433	$274,673	$—	$—	$—	$318,106
Senior notes obligations (2)	40,031	52,063	52,063	52,063	942,282	1,138,502
Operating lease obligations (3)	94,460	66,371	52,923	41,392	128,925	384,071
Other long-term liabilities (4)	28,916	22,078	13,222	13,123	41,417	118,756
Financing obligations (5)	15,024	15,268	15,518	15,774	82,158	143,742
Total	$221,864	$430,453	$133,726	$122,352	$1,194,782	$2,103,177
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2020 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of April 29, 2022 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See “—Liquidity and Capital Resources—Senior Notes” for additional information on our senior notes.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges. See Note 3 of Notes to Consolidated Financial Statements for additional information.
(4)	Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements, natural gas transportation and reservation agreements and access right agreements (see Note 11 of Notes to Consolidated Financial Statements for additional information on these agreements) and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets at 30 gasoline stations and convenience stores. These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation. See Note 8 of Notes to Consolidated Financial Statement for additional information.

See Note 3 of Notes to Consolidated Financial Statements with respect to sublease information related to certain lease agreements and Note 11 of Notes to Consolidated Financial Statements with respect to purchase commitments.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $47.0 million, $49.9 million and $38.6 million in maintenance capital expenditures for the years ended December 31, 2020, 2019 and 2018, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $37.3 million, $45.0 million and $33.6 million for 2020, 2019 and 2018, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $29.3 million, $33.0 million and $175.7 million in expansion capital expenditures, including acquisitions, for the years ended December 31, 2020, 2019 and 2018, respectively, primarily related to investments in our gasoline station business.

In 2020, the $29.3 million in expansion capital expenditures included approximately $23.7 million in raze and rebuilds, expansion and improvements at retail gasoline stations and new-to-industry sites and $5.6 million in other expansion capital expenditures, primarily related to investments at our terminals and information technology projects.

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

We currently expect maintenance capital expenditures of approximately $45.0 million to $55.0 million and expansion capital expenditures, excluding acquisitions, of approximately $40.0 million to $50.0 million in 2021, relating primarily to investments in our gasoline station business. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather, the scope and duration of the COVID-19 pandemic and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity for the years ended December 31 (in thousands):

	2020	2019	2018
Net cash provided by operating activities	$312,526	$94,402	$168,856
Net cash used in investing activities	$(69,728)	$(67,214)	$(225,720)
Net cash used in financing activities	$(245,126)	$(23,267)	$50,127

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $312.5 million, $94.4 million and $168.9 million for 2020, 2019 and 2018, respectively, for a year-over-year increase in cash flow from operating activities of $218.1 million in 2020 and a decrease of $74.5 million in 2019. For 2018, cash flow from operating activities was not impacted by the non-cash gain of $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit. This gain was included in net income and offset by the corresponding decrease in the liability which had historically been included in trustee taxes (see Note 2 of Notes to Consolidated Financial Statements).

Except for net income, the primary drivers of the changes in operating activities include the following for the years ended December 31 (in thousands):

	2020	2019	Change	2019	2018	Change
Decrease (increase) in accounts receivable	$185,168	$(78,978)	$264,146	$(78,978)	$81,898	$(160,876)
Decrease (increase) in inventories	$65,588	$(64,790)	$130,378	$(64,790)	$(29,778)	$(35,012)
(Decrease) increase in accounts payable	$(165,513)	$64,407	$(229,920)	$64,407	$(4,433)	$68,840
(Increase) decrease in derivatives	$(12,635)	$30,030	$(42,665)	$30,030	(31,764)	$61,794

In 2020, the decreases in accounts receivable, inventories and accounts payable are largely due to the decrease in prices, primarily caused by the COVID-19 pandemic and geopolitical events. The increase in operating cash flow was also impacted by the year-over-year change in derivatives of $42.7 million due to market direction.

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

Investing Activities

Net cash used in investing activities was $69.7 million for 2020 and included $47.0 million in maintenance capital expenditures, $29.3 million in expansion capital expenditures and $1.6 million in seller note issuances, offset by $8.2 million in proceeds from the sale of property and equipment. The seller note issuances represent notes we, the seller, received from buyers in connection with the sale of certain of our gasoline stations.

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

Please read “—Capital Expenditures” for a discussion of our expansion capital expenditures for the years ended December 31, 2020, 2019 and 2018.

Financing Activities

Net cash used in financing activities was $245.1 million for 2020 and included $306.5 million in payments in connection with the redemption of the 2023 Notes and the issuance of the 2029 Notes, $139.5 million in net payments on our working capital revolving credit facility primarily due to lower prices and an increase in net income, $71.3 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $70.7 million in net payments on our revolving credit facility, $1.6 million related to the acquisition of our noncontrolling interest at Basin Transload, $0.3 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $0.3 million in LTIP units withheld for tax obligations related to awards that vested in 2020. Net cash used in financing activities was offset by $344.7 million in proceeds in connection with the issuance of the 2029 Notes and $0.4 million in capital contributions from our noncontrolling interest at Basin Transload.

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

See Note 8 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility for 2020, 2019 and 2018.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.17 billion senior secured credit facility. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement matures on April 29, 2022.

There are two facilities under the credit agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $770.0 million; and
●	a $400.0 million revolving credit facility to be used for general corporate purposes.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions then applicable to the credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.47 billion. Any such request for an increase must be in a minimum amount of $25.0 million. We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.17 billion.

In addition, the credit agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $75.0 million and (b) the Aggregate WC Commitments (as defined in the credit agreement). Swing line loans will bear interest at the Base Rate (as defined in the credit agreement). The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.17 billion.

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurocurrency rate subject to a floor of 0.75% plus 2.125% to 2.625%, (2) the cost of funds rate subject to a floor of 0.50% plus 2.125% to 2.625%, or (3) the base rate plus 1.125% to 1.625%, each depending on the Utilization Amount (as defined in the credit agreement). Borrowings under the revolving credit facility bear interest at (1) the Eurocurrency rate subject to a floor of 0.75% plus 1.75% to 3.25%, (2) the cost of funds rate subject to a floor of 0.50% plus 1.75% to 3.25%, or (3) the base rate plus 0.75% to 2.25%, each depending on the Combined Total Leverage Ratio (as defined in the credit agreement).

The average interest rates for the credit agreement were 2.9%, 4.3% and 4.0% for the years ended December 31, 2020, 2019 and 2018, respectively.

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

As of December 31, 2020, we had total borrowings outstanding under the credit agreement of $306.4 million, including $122.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of

$85.1 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $778.5 million and $660.2 million at December 31, 2020 and 2019, respectively.

The credit agreement is secured by substantially all of our assets and the assets of our wholly owned subsidiaries and is guaranteed by us and our subsidiaries, Bursaw Oil LLC, Global Partners Energy Canada ULC, Warex Terminals Corporation, Drake Petroleum Company, Inc., Puritan Oil Company, Inc., Maryland Oil Company, Inc. and Basin Transload, LLC.

The credit agreement also includes certain baskets, including (i) a $25.0 million general secured indebtedness basket, (ii)  a $25.0 million general investment basket, (iii) a $75.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the credit agreement), (iv) a Sale/Leaseback Transaction (as defined in the credit agreement) basket of $100.0 million, and (v) a basket of $50.0 million in an aggregate amount for the purchase of our common units, provided that no Event of Default exists or would occur immediately following such purchase(s).

In addition, the credit agreement provides the ability for the borrowers to repay certain junior indebtedness, subject to a $100.0 million cap, so long as no Event of Default has occurred or will exist immediately after making such repayment.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2020. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Senior Notes

6.875% Senior Notes Due 2029

On October 7, 2020, the Issuers issued $350.0 million aggregate principal amount of 6.875% senior notes due 2029 to the 2029 Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act. We used the net proceeds from the offering to fund the redemption of the 2023 Notes and to repay a portion of the borrowings outstanding under our credit agreement. The redemption of the 2023 Notes occurred on October 23, 2020.

As a result of the redemption of the 2023 Notes, we recorded a $7.2 million loss from the early extinguishment of debt for the year ended December 31, 2020, consisting of a $5.3 million cash call premium and a $1.9 million non-cash write-off of remaining unamortized deferred financing fees.

2029 Notes Indenture

In connection with the private placement of the 2029 Notes on October 7, 2020, the Issuers and the subsidiary guarantors and Regions Bank, as trustee, entered into an indenture as supplemented by the First Supplemental Indenture dated October 28, 2020 (the “2029 Notes Indenture”).

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

The Issuers have the option to redeem up to 35% of the 2029 Notes prior to October 15, 2023 at a redemption price (expressed as a percentage of principal amount) of 106.875% plus accrued and unpaid interest, if any. The Issuers have the option to redeem the 2029 Notes, in whole or in part, at any time on or after January 15, 2024, at the redemption prices of 103.438% for the twelve-month period beginning on January 15, 2024, 102.292% for the twelve-month period beginning January 15, 2025, 101.146% for the twelve-month period beginning January 15, 2026, and 100% beginning on January 15, 2027 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, prior to January 15, 2024, the Issuers may redeem all or any part of the 2029 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2029 Notes may require the Issuers to repurchase the 2029 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2029 Notes Indenture) at the prices and on the terms specified in the 2029 Notes Indenture.

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

2029 Notes Registration Rights Agreement

On October 7, 2020, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “2029 Notes Registration Rights Agreement”) with the 2029 Notes Initial Purchasers in connection with the Issuers’ private placement of the 2029 Notes. Pursuant to the 2029 Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors completed an exchange of the 2029 Notes for an issue of notes with terms identical to the 2029 Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 2029 Notes Registration Rights Agreement) that are registered under the Securities Act on February 1, 2021. All of the 2029 Notes were exchanged for SEC-registered notes.

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

2027 Notes Indenture

In connection with the private placement of the 2027 Notes on July 31, 2019, the Issuers and the subsidiary guarantors and Regions Bank (as successor trustee to Deutsche Bank Trust Company Americas), as trustee, entered into an indenture as supplemented by the First Supplemental Indenture dated October 28, 2020 (the “2027 Notes Indenture”).

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

Prior to August 1, 2022, the Issuers have the option to redeem up to 35% of the 2027 Notes in an amount not greater than the net cash proceeds of certain equity offerings at a redemption price (expressed as a percentage of principal amount) of 107% plus accrued and unpaid interest, if any. The Issuers have the option to redeem the 2027 Notes, in whole or in part, at any time on or after August 1, 2022, at the redemption prices of 103.500% for the twelve-month period beginning on August 1, 2022, 102.333% for the twelve-month period beginning August 1, 2023, 101.167% for the twelve-month period beginning August 1, 2024, and 100% beginning on August 1, 2025 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, prior to August 1, 2022, the Issuers may redeem all or any part of the 2027 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2027 Notes may require the Issuers to repurchase the 2027 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2027 Notes Indenture) at the prices and on the terms specified in the 2027 Notes Indenture.

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

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”). In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Interest expense of approximately $9.3 million, $9.3 million and $9.4 million was recorded for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in interest expense in the accompanying consolidated statements of operations. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $10.1 million, $9.9 million and $9.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The financing obligation balance outstanding at December 31, 2020 was $86.1 million associated with the Capitol acquisition.

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

The sale did not meet the criteria for sale accounting as of December 31, 2020 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as we did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, we did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2020.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated. We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.3 million, $4.4 million and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, and lease rental payments were $4.7 million, $4.6 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The financing obligation balance outstanding at December 31, 2020 was $62.0 million associated with the Sale-Leaseback Transaction.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Impact of Inflation

Inflation has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2020, 2019 and 2018.

Environmental Matters

Our businesses of purchasing, storing, supplying and distributing refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and other business activities, involves a number of activities that are subject to extensive and stringent environmental laws. For a complete discussion of the environmental laws and regulations affecting our businesses, please read Items 1 and 2, “Business and Properties—Environmental.” For additional information regarding our environmental liabilities, see Note 14 of Notes to Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Policies and Estimates

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 2 of Notes to Consolidated Financial Statements. Certain of these accounting policies require the use of estimates. These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations and are recorded in the period in which they become known. The COVID-19 pandemic across the United States and the responses of governmental bodies (federal, state and municipal), companies and individuals, including mandated and/or voluntary restrictions to mitigate the spread of the virus, have caused a significant economic downturn. The uncertainty surrounding the short and long-term impact of COVID-19, including the inability to project the timing of an economic recovery, may have an impact on our use of estimates. We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis:

Inventory

We hedge substantially all of our petroleum and ethanol inventory using a variety of instruments, primarily exchange-traded futures contracts. These futures contracts are entered into when inventory is purchased and are either designated as fair value hedges against the inventory on a specific barrel basis for inventories qualifying for fair value hedge accounting or not designated and maintained as economic hedges against certain inventory of ours on a specific barrel basis. Changes in fair value of these futures contracts, as well as the offsetting change in fair value on the hedged inventory, are recognized in earnings as an increase or decrease in cost of sales. All hedged inventory designated in a fair value hedge relationship is valued using the lower of cost, as determined by specific identification, or net realizable value, as determined at the product level. All petroleum and ethanol inventory not designated in a fair value hedging relationship is carried at the lower of historical cost, on a first-in, first-out basis, or net realizable value. RIN inventory is carried at the lower of historical cost, on a first-in, first-out basis, or net realizable value. Convenience store inventory is carried at the lower of historical cost, based on a weighted average cost method, or net realizable value.

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

Revenue Recognition

Our sales relate primarily to the sale of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. We may also provide for shipping costs at the time of sale, which are included in cost of sales.

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

Derivative Financial Instruments

We principally use derivative instruments, which include regulated exchange-traded futures and options contracts (collectively, “exchange-traded derivatives”) and physical and financial forwards and over-the counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce our exposure to unfavorable changes in commodity market prices. We use these exchange-traded and OTC derivatives to hedge commodity price risk associated with our inventory, fuel purchases and undelivered forward commodity purchases and sales (“physical forward contracts”). We account for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” and recognize derivatives instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The changes in fair value of the derivative transactions are presented currently in earnings, unless specific hedge accounting criteria are met.

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

Derivatives Accounted for as Hedges—We utilize fair value hedges and cash flow hedges to hedge commodity price risk.

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

Cash Flow Hedges

Our sales and cost of sales fluctuate with changes in commodity prices. In addition to our commodity price risk associated with our inventory and undelivered forward commodity purchases and sales, our gross profit may fluctuate in periods where commodity prices are rising or declining depending on the magnitude and duration of the commodity price change. In our GDSO segment, we have observed trends where margins may improve in periods where wholesale gasoline prices are declining and margins may compress during periods where wholesale gasoline prices are rising. Additionally, we have certain operating costs that are indirectly impacted by fluctuations in commodity prices such that our operating costs may increase during periods where margins compress and, conversely, operating costs may decrease during periods where margins improve. To hedge our cash flow risk as a result of this observed trend in the GDSO segment, we entered into exchange-traded commodity swap contracts and designated them as a cash flow hedge of our fuel purchases designed to reduce our cost of fuel if market prices rise through 2021 or increase our cost of fuel if market prices decrease through 2021. For a derivative instrument being designated as a cash flow hedge, the effective portion of the derivative gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the consolidated statement of income through cost of goods sold in the same period that the hedged exposure affects earnings.

Derivatives Not Accounted for as Hedges—We utilize petroleum and ethanol commodity contracts to hedge price and currency risk in certain commodity inventories and physical forward contracts.

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

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. We have concluded that our operating segments are also our reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with our disposition activities of GDSO sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under ASC 805. The GDSO reporting unit’s goodwill that was derecognized related to the disposition of sites that met the definition of a business was $0.9 million, $2.9 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively (see Note 7 of Notes to Consolidated Financial Statements).

All of our goodwill is allocated to the GDSO segment. During 2020, 2019 and 2018, we completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro-economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on our assessment, no impairment was identified.

Evaluation of Long-Lived Asset Impairment

Accounting and reporting guidance for long-lived assets requires that a long-lived asset (group) be reviewed for impairment when events or changes in circumstances indicate that the carrying amount might not be recoverable. Accordingly, we evaluate long-lived assets for impairment whenever indicators of impairment are identified. If indicators of impairment are present, we assess impairment by comparing the undiscounted projected future cash flows from the long-lived assets to their carrying value. If the undiscounted cash flows are less than the carrying value, the long-lived assets will be reduced to their fair value.

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

As of December 31, 2020, we had total borrowings outstanding under our credit agreement of $306.4 million. Please read Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $3.1 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At December 31, 2020, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	December 31,	Effect of 10%	Effect of 10%
	2020	Price Increase	Price Decrease
Exchange traded derivative contracts	$(21,005)	$(21,481)	$21,481
Forward derivative contracts	4,501	(2,883)	2,883
Total	$(16,504)	$(24,364)	$24,364

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2020. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $21.7 million at December 31, 2020.

We are exposed to credit loss in the event of nonperformance by counterparties to our exchange-traded derivative contracts, physical forward contracts and swap agreements. We anticipate some nonperformance by some of these counterparties which, in the aggregate, we do not believe at this time will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders. Exchange-traded derivative contracts, the primary derivative instrument utilized by us, are traded on regulated exchanges, greatly reducing potential credit risks. We utilize major financial institutions as our clearing brokers for all NYMEX, CME and ICE derivative transactions and the right of offset exists with these financial institutions. Accordingly, the fair value of our exchange-traded derivative instruments is presented on a net basis in the consolidated balance sheet. Exposure on physical forward contracts and swap agreements is limited to the amount of the recorded fair value as of the balance sheet dates.

Item 8. Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the “Index to Financial Statements” on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of December 31, 2020.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report. See “Report of Independent Registered Public Accounting Firm” on page F-4 of our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Four members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. Members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have a separately-designated standing audit committee established in accordance with the Securities Exchange Act of 1934 and a compensation committee. The four independent members of the board of directors of our general partner, Messrs. McCool, Watchmaker, Hailer and Owens, serve as the sole members of the conflicts, audit and compensation committees.

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

All of our executive officers devote substantially all of their time to managing our businesses and affairs, but from time to time certain executive officers perform or have performed services for our affiliate, Global Petroleum Corp. or other entities controlled by the Slifka family. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp.” Our non-management directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

Set forth below are the names, ages (as of March 3, 2021) and titles of persons currently serving as directors and executive officers of our general partner:

Name	Age	Position with Global GP LLC
Richard Slifka	80	Chairman
Eric Slifka	55	President, Chief Executive Officer and Vice Chairman
Andrew Slifka	52	Executive Vice President and Director
Mark A. Romaine	52	Chief Operating Officer
Daphne H. Foster	63	Chief Financial Officer and Director
Edward J. Faneuil	68	Executive Vice President, General Counsel and Secretary
Matthew Spencer	42	Chief Accounting Officer
Robert J. McCool	82	Director
Kenneth I. Watchmaker	78	Director
John T. Hailer	60	Director
Robert W. Owens	67	Director

Richard Slifka was elected Vice Chairman of the Board of our general partner in March 2005 and became Chairman in March 2014. He had been employed with Global Companies LLC or its predecessors since 1963. Mr. Slifka served as Treasurer and a director of Global Companies LLC since its formation in December 1998. Mr. Slifka also was a shareholder, a director and the President of Global Petroleum Corp., a privately held affiliated company that had owned, operated and leased to us our petroleum products storage terminal located in Revere, Massachusetts until we acquired the terminal in January 2015. Mr. Slifka is a past director of the New England Fuel Institute and currently serves as president of the Independent Fuel Terminal Operators Association. He also currently serves on the board of directors of St. Francis House and the board of trustees of Boston Medical Center. Mr. Slifka served as a director of the National Multiple Sclerosis Society from 1988 through December 31, 2019. Mr. Slifka’s extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Chairman of the Board. Richard Slifka is the brother of the late Alfred A. Slifka.

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

Andrew Slifka was elected to serve as a director of our general partner in April 2012 and has been serving as Executive Vice President of Global Partners LP since March 2012 and President of Alliance Energy LLC and its predecessor, Alliance Energy Corp. since November 2007. He has been employed with Alliance since 1999. Mr. Slifka served as Vice President and General Manager for the Northeast region (RI, MA, NH, and ME) of Alliance Energy Corp. from 1999 to 2003 and as Executive Vice President from 2003 to November 2007. From 1991 to 1999 Mr. Slifka held various positions in the supply, distribution, and marketing departments with the predecessor of Global Companies LLC, Global Petroleum Corp. He serves as president of the board of directors of NECSEMA (New England Convenience Store & Energy Marketers Association), is a board member of the National Multiple Sclerosis Society (Central New England chapter), and chairman of the board of directors of the CF & MS Fund Foundation Inc. Mr. Slifka is the son of Richard Slifka and the nephew of the late Alfred A. Slifka.

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

Robert J. McCool was elected to serve as a director of our general partner, the chair of the conflicts committee of the board of directors of our general partner, and a member of the compensation and audit committees of the board of directors of our general partner in October 2005. In September 2020, he was designated co-chair of the conflicts committee. He served as an Advisor to Tetco Inc., a privately held company in the energy industry, for 15 years and has been in the refined petroleum industry for over 40 years. He worked for Mobil Oil for 33 years in various positions including manager, planning and financial analysis, controller, manager U.S. lubricants operations and manager, budget and controls for U.S. acquisitions. Mr. McCool retired in 1998 having served as Executive Vice President responsible for Mobil Oil’s North and South America marketing and refining business. Mr. McCool’s extensive experience with the financial, accounting and managerial aspects of the refined petroleum products industry make him well qualified to serve as a director of our general partner.

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

John T. Hailer was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in July 2018. In September 2020, he was designated co-chair of the conflicts committee. He is President of the 1251 Asset Management division of 1251 Capital Group, a Boston-based financial services company that owns a concentrated group of companies in the asset management and insurance sectors. Prior to joining 1251 Capital Group, he spent more than 18 years at Natixis

Investment Managers (formerly Natixis Global Asset Management; “Natixis”) and joined that firm in 1999. Mr. Hailer formerly served as Natixis’ President and Chief Executive Officer for the Americas and Asia, where he helped that company strategically reposition as a global solutions provider and grow to become one of the world’s largest asset managers. Before joining Natixis Investment Managers, Mr. Hailer was responsible for new business development in North and Latin America at Fidelity Investments Institutional Services Company and was director of retail business development for Putnam Investments. He serves as a trustee on several other boards including Boston Medical Center and the Boston Public Library. Mr. Hailer also serves as the Chairman of the Board for each of the New England Council and the Back Bay Association. Mr. Hailer previously served as a member of Beloit College’s Board of Trustees. Mr. Hailer’s broad experience in the financial services industry, as well as his significant capital markets and financial experience, make him a valuable member of our board of directors.

Robert W. Owens was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in October 2020. He has more than 40 years of experience in the energy industry. He served as President and Chief Executive Officer of Sunoco LP (“Sunoco”) from 2012 until his retirement in 2017, and as a member of the board of directors of Sunoco from 2014 through 2018. Mr. Owens helped successfully grow Sunoco through a series of strategic transactions, including the acquisition of Susser Holdings Corporation. Prior to joining Sunoco in 1997, he served in executive roles for Ultramar Diamond Shamrock Corporation, Amerada Hess Corporation and Mobil Oil Corporation. Mr. Owens served as a member of the board of directors of Philadelphia Energy Solutions, Inc. (“PES”) from 2012 through the sales of the PES refinery to Hilco Redevelopment Partners in June 2020. Mr. Owens’ executive leadership experience and governance expertise, built over more than four decades in diverse aspects of the energy industry, make him well qualified to serve as a director of our general partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2020, with the exception of two Form 4s filed on behalf of (i) Mr. Richard Slifka and (ii) the Article II-A Trust in connection with the plans of liquidation and dissolution of certain Slifka-owned entities (Global Petroleum Corp. and Montello Oil Corporation), pursuant to which common units previously held by these entities were transferred to their shareholders.

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

Communications with Unitholders, Employees and Others

Unitholders, employees and other interested persons who wish to communicate with the board of directors of our general partner, non-management or independent directors as a group, a committee of the board or a specific director may do so by transmitting correspondence addressed to the Board of Directors, Name of Director, Group or Committee, c/o Corporate Secretary, Global Partners LP, P.O. Box 9161, 800 South Street, Suite 500, Waltham, MA 02454-9161, Fax: 781-398-9211.

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

Corporate Governance Matters

The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2020.

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

Our “named executive officers” include Mr. Eric Slifka, our Chief Executive Officer (“CEO”), Ms. Daphne H. Foster, our Chief Financial Officer (“CFO”), Mr. Mark A. Romaine, our Chief Operating Officer (“COO”), and the three most highly compensated executive officers of our general partner other than our CEO, CFO and COO during 2020, who were Mr. Andrew Slifka, our Executive Vice President and President of our Gasoline Distribution and Station Operations Division (“GDSO”), Mr. Edward J. Faneuil, our Executive Vice President, General Counsel and Secretary, and Mr. Matthew Spencer, our Chief Accounting Officer. Each of our named executive officers had an employment agreement with our general partner during 2020.

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

Compensation Objectives

The objectives of our compensation program with respect to our named executive officers are to attract, engage and retain individuals with the requisite knowledge, experience and skill sets required for our future success. Our compensation program is intended to motivate and inspire employee behavior that fosters high performance, and to support our overall business objectives. To achieve these objectives, we aim to provide each named executive officer with a competitive total compensation program. We currently utilize the following compensation components:

●	Base salaries and benefits designed to attract and retain high caliber employees;
●	Short-term, performance-based incentives and discretionary bonus awards designed to focus employees on key business objectives for a particular year; and
●	Long-term, equity-based and/or cash incentive awards designed to support the achievement of our long-term business objectives and the retention of key personnel.

Compensation Methodology

Our general partner uses a third-party compensation consultant to study and supply market compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans and arrangements. The Compensation Committee retained BDO USA, LLP (“BDO”) as its outside compensation consultant during 2020.

Under our executive compensation structure, our goal is for our named executive officers’ total compensation to fall between the median (50th percentile) and 75th percentile of competitive total compensation levels, as identified by BDO's benchmarking results, following any adjustments made to marketplace pay levels in order to account for significant responsibilities that are assigned to our named executive officers and that exceed the scope of responsibilities generally associated with the external benchmark positions to which they are compared, specifically:

●	Our Executive Vice President, General Counsel and Secretary plays a critical role in our major transactions and strategic business initiatives, serves as a trusted business advisor to our executive officers, and is responsible for all of our environmental compliance functions, as well as serving as our top legal executive; and
●	Our Executive Vice President who also serves as President of our GDSO Division has executive responsibilities as well as primary oversight of our gasoline and convenience store business.

Overall Partnership performance and individual performance may cause the targeted compensation levels to be adjusted up or down accordingly.

BDO worked with the Compensation Committee in 2020 to (i) review and update our reference group of peer companies for performance assessment purposes; (ii) help determine compensation ranges and award opportunities for each of our named executive officer positions; (iii) review and consider the design of, create the payment grid for, and update performance targets and related award levels for our named executive officers under, our general partner’s short-term incentive plan (the “STIP) for 2020; (iv) update levels of compensation for our independent board members based on peer group review; (v) assist with compensation information related to the 2020 Form 10-K and support discussions between the Compensation Committee and our CEO; and (iv) brief new Compensation Committee members with respect to the details, philosophy and methodology of our compensation program. The plan design of our 2021 STIP, which is comprised of a 50% performance-based component and a 50% discretionary component, is the same as that of our 2020 STIP, except for adjustments to the individual performance target levels thereunder.

During 2019, BDO worked with the Compensation Committee to (i) review and update our reference group of peer companies for analysis of metrics used in the assessment of our performance; (ii) help determine the award opportunities provided to our named executive officers; (iii) assist with compensation information related to the 2019 Form 10-K; (iv) update information on methods and levels of compensation for our independent board members; (v) assist with updated information for a new three-year employment agreement for our CEO; (vi) measure our performance and that of our CEO in order to determine what our CEO earned under the long-term performance-based cash incentive plan under his 2018 employment agreement; and (vii) provide updated performance targets and related award levels for our named executive officers under our 2019 STIP.

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

Highlights of Compensation Program Policies for Named Executive Officers

●	A significant portion of total direct compensation for our named executive officers is variable, dependent upon the Partnership’s actual performance (e.g., short-term, performance-based incentives and long-term, cash-based or equity-based incentives);
●	Repricing of options and unit appreciation rights is prohibited unless approved by unitholders; and
●	The Compensation Committee engages the assistance of an independent compensation consultant.

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

The elements of the 2020 executive officer compensation of our general partner were base salaries, discretionary bonuses, short-term incentive awards, long-term cash incentive awards, retirement, deferred compensation and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

A description of the components of the compensation program and principles used to guide their administration appears below:

Base Salaries

Each named executive officer’s base salary is a fixed component of compensation for each year. Base salary is designed to compensate executives for the responsibility of the level of the position they hold and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). Historically, the base salaries for our named executive officers with employment agreements have been set by the terms of their respective employment agreements in effect from time to time while the base salary for the named executive officer without an employment agreement has been set in accordance with our CEO’s recommendation, using salary range information from BDO, and as approved by the Compensation Committee. The annualized base salaries in effect as of the end of 2020 for our named executive officers were as follows: $1,000,000 for Mr. Eric Slifka, $575,000 for Mr. Romaine; $500,000 for Mr. Faneuil; $500,000 for Ms. Foster; $475,000 for Mr. Andrew Slifka; and $275,000 for Mr. Spencer. The Compensation Committee has approved an annual base salary of $300,000 for Mr. Spencer effective January 1, 2021.

Short-Term Incentive Plans

Our general partner established a cash bonus pool for 2020 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner’s 2020 STIP included a performance-based component, for which 50% of the cash bonus pool was available (the “STIP Performance Component”), and a discretionary component, for which the other 50% of the cash bonus pool was available (the “STIP Discretionary Component”). Incentive awards earned under the 2020 STIP were based on the Partnership’s actual performance in relation to a specified objective for distributable cash flow established by the Compensation Committee in March 2020 (the “DCF objective”). Under the 2020 STIP, for purposes of determining whether a specified target was achieved, “distributable cash flow” (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures (“DCF”), as adjusted by the Compensation Committee in its discretion to account for unusual, one-time factors that occurred during the year and could have increased or decreased DCF. DCF is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Part II, Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations.”

Under the 2020 STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of his or her base salary. The 2020 incentive target values were: 100% (or $1,000,000) for Mr. Eric Slifka; 100% (or $575,000) for Mr. Romaine; 100% (or $500,000) for Mr. Faneuil; 100% (or $500,000) for Ms. Foster; 70.5% (or $335,000) for Mr. Andrew Slifka; and 72.7% (or $200,000) for Mr. Spencer. 50% of the incentive target value for each named executive officer was allocated to his or her STIP Performance Component and 50% was allocated to his or her STIP Discretionary Component.

STIP Performance Component (50% of the incentive target value).—Under the terms of the 2020 STIP, 100% of the STIP Performance Component is earned when the DCF objective is achieved. However, the 2020 STIP also provides for an increased payout under the STIP Performance Component when the DCF objective is exceeded, a reduced payout under the STIP Performance Component when the DCF objective is not achieved but exceeds a certain DCF minimum threshold, and no payout if the STIP Performance Component minimum threshold is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the 2020 STIP was established. In general, a minimum of 81% of the DCF objective must have been achieved before participants earn any portion of the STIP Performance Component. Under the 2020 STIP, a participant’s incentive opportunity increases to a maximum of 200% of the STIP Performance Component at 120% of the DCF objective and is determined on a quantitative basis solely based on the Partnership’s actual DCF for 2020. In 2020, the Partnership achieved DCF of $156.39 million, or 150% of the DCF objective set by the Compensation Committee for 2020. Accordingly, our named executive officers were entitled to receive 200% of their respective STIP Performance Components, specifically as follows: $1,000,000 for Mr. Eric Slifka; $575,000 for Mr. Romaine; $500,000 for Mr. Faneuil; $500,000 for Ms. Foster; $335,000 for Mr. Andrew Slifka; and $200,000 for Mr. Spencer.

STIP Discretionary Component (50% of the incentive target value).—The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to analyze other factors that it may elect to use for determining the STIP Discretionary Component. Such factors may include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us, management of our business in the face of adverse market conditions and, as may be applicable, the contributions of any or all of the named executive officers. Mr. Eric Slifka’s evaluation of our named executive officers’ performance in 2020 included the recognition that their individual and collective performances were excellent, especially in light of the day to day operational and procedural changes that were required in response to the COVID-19 pandemic including, without limitation, emphasizing teamwork across departments and enhancing communications to facilitate working remotely. Mr. Slifka also applauded our named executive officers’ continuing efforts to position us to realize the benefits of a downstream integrated model, working together to expand the use of our terminals and logistics capabilities, take advantage of market opportunities, and tighten operations while reducing leverage, continuing to ensure ample liquidity, generating sufficient cash flow to cover our distributions, and maintaining flexibility to invest in assets fundamental to our growth objectives.

In considering whether, and in what amount(s), to grant any or all of our named executive officers 2020 STIP Discretionary Component awards, the Compensation Committee recognized that our business performance in 2020 was exceptional, resulting in one of the strongest years in our history. The Compensation Committee noted that our named executive officers individually and collectively have continued to effectively oversee development of activities and staffing consistent with our strategies and growth objectives, and that they encourage the identification of and response to new opportunities as they arise. The following initiatives were undertaken by us under the leadership of Mr. Eric Slifka and executed by our named executive officers to strategically continue to strengthen our balance sheet and enhance our liquidity in light of the uncertainties surrounding the scope and duration of COVID-19 and in order to be in a position to invest in opportunities fundamental to our growth strategy. Our 2020 initiatives included:

●	We developed and implemented COVID-19 protocols which enabled us to keep our gasoline stations, convenience stores and terminals open without significant interruption, successfully transition our office workforce to working remotely, and create new cross-functional communication channels that allowed us to exploit interdepartmental synergies.
●	In late March 2020, we borrowed $50.0 million under our revolving credit facility (which we subsequently repaid), temporarily increasing the cash on our balance sheet to allow for flexibility in responding to market uncertainties.
●	On May 7, 2020, we amended our credit agreement to, among other things, (i) temporarily make adjustments to certain covenants for the four quarters commencing with the quarter ending June 30, 2020, and (ii) reduce the total aggregate commitment by $130.0 million.
●	On October 7, 2020, we completed the private placement of $350.0 million aggregate principal amount of our 6.875% senior notes due 2029, the proceeds of which were used to (i) fund the redemption of our 7.00% senior notes due 2023, and (ii) to repay a portion of the borrowings outstanding under our credit agreement.
●	We secured a U.S. Department of Agriculture grant to upgrade and expand our liquid energy terminals in the Northeast to handle larger volumes of biofuel.
●	We began work on new initiatives to advocate for renewable liquid heating fuels.
●	Continuing commitment to invest in our infrastructure.
●	Ongoing divestiture of non-strategic assets.

Taking into account Mr. Slifka’s assessment, the Partnership’s results of operations for 2020, as well as the Compensation Committee’s review of the individual performance of each of our named executive officers in 2020, the Compensation Committee awarded our named executive officers 200% of their respective STIP Discretionary Components for 2020, specifically as follows: specifically as follows: $1,000,000 for Mr. Eric Slifka; $575,000 for Mr. Romaine; $500,000 for Mr. Faneuil; $500,000 for Ms. Foster; $335,000 for Mr. Andrew Slifka; and $200,000 for Mr. Spencer.

2021 Short-Term Incentive Plan.—In 2021, the Compensation Committee, with the assistance of BDO, used our 2021 business plan as a basis for creating the 2021 Short-Term Incentive Plan. The 2021 STIP establishes a target incentive percentage for each of our named executive officers ranging from 71% to 100% of base salary, which are the same target percentages used during 2020 for each of the 2020 STIP participants other than Mr. Matthew Spencer, whose 2021 STIP target was increased to 100% of his 2021 base salary. Awards under the 2021 STIP may range from 0% to 200% of each participant’s target incentive percentage. The weighting of the STIP Performance Component and STIP Discretionary Component in the 2021 STIP remain 50% and 50%, respectively, the same as in the 2020 STIP.

●	The 2021 Performance Component (50% of the incentive target value)—The Compensation Committee decreased the DCF objective for 2021, subject to adjustment by the Compensation Committee for certain acquisitions and events during 2021 that the Compensation Committee may, in its sole discretion, determine to have caused unusual, one-time increases or decreases in DCF. Awards granted by the Compensation Committee may range from 0% to 200% of a plan participant’s 2021 STIP Performance Component. A minimum of 80% of the 2021 DCF objective must be achieved before participants would earn any portion of the 2021 STIP Performance Component. Under the 2021 STIP, a participant’s incentive opportunity increases to a maximum of 200% of the 2021 STIP Performance Component at 120% of the 2021 DCF objective, and is determined on a quantitative basis solely based on our actual DCF for 2021.
●	The 2021 Discretionary Component (50% of the incentive target value)—The Compensation Committee has discretion in determining the 2021 STIP Discretionary Component for any participant under the 2021 STIP, within a range of 0% to 200% of the 2021 STIP Discretionary Component, and based upon (i) the Compensation Committee’s consideration of management's performance over the course of the 2021 plan year; (ii) the CEO’s assessment of the other named executive officers; (iii) our overall financial results for the year in relation to our business plan; and (iv) any significant mitigating factor(s) that may have influenced a plan participant’s performance, positively or negatively. The objective of considering these factors is to arrive at a decision that best reflects the Compensation Committee’s overall assessment of management's performance on an individual basis. The Compensation Committee believes that when combined with the STIP Performance Component, the results will more accurately reflect a plan participant's performance in light of the relevant factors.

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

The Compensation Committee awarded Messrs. Eric Slifka, Romaine and Faneuil, Ms. Foster, and Messrs. Andrew Slifka and Spencer discretionary bonuses in the amounts of $986,000, $569,000, $495,000, $495,000, $335,000 and $200,000, respectively, in respect of their service during 2020. The Compensation Committee did not award any discretionary bonus payments under this program in respect of our named executive officers’ service during 2019 or 2018.

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

On August 25, 2020, the board of directors of our general partner granted awards under the LTCIP to our named executive officers (each, a “2020 LTCIP Award”) in the following amounts: $3,300,000 for Mr. Eric Slifka; $1,200,000 for Mr. Romaine; $1,050,000 for Mr. Faneuil; $1,050,000 for Ms. Foster; $860,000 for Mr. Andrew Slifka;

and $400,000 for Mr. Spencer. Each 2020 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vests on September 25, 2022, 33.3% of the award vests on September 25, 2023 and 33.3% of the award vests on September 25, 2024, subject to each named executive officer’s continued employment through such vesting dates.

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

Long-Term Performance-Based Cash Incentive Plan Awards for Mr. Eric Slifka—Mr. Eric Slifka’s prior employment agreement with our general partner that was in effect during 2018 and January 2019 included a provision for a long-term performance-based cash incentive plan covering the period from March 29, 2018 through March 29, 2019 (the “2018 Long-Term Performance-Based Cash Incentive Plan”). The 2018 Long-Term Performance-Based Cash Incentive Plan was designed with two separate components: 50% of the award is based upon the Partnership’s total unitholder (or shareholder) return (“TSR”), as compared against the TSRs of the individual entities comprising two groups of constituent companies (the “Constituent Companies”), for a defined twelve month period of time, and 50% of the award is discretionary, as determined by the Compensation Committee based upon its evaluation of the Mr. Eric Slifka’s performance and such external factors as the Compensation Committee deems appropriate. On April 12, 2019, the Compensation Committee determined that Mr. Eric Slifka earned $2,025,000 under the performance component and $675,000 under the discretionary component, for a total award of $2,700,000. The first of two equal installments of amounts earned pursuant to the 2018 Long-Term Performance-Based Cash Incentive Plan was paid in January 2020; the second such installment was paid in February, 2021.

Long-Term Equity Incentive Awards

2017 Phantom Unit Awards.—On August 16, 2017, the Compensation Committee approved the grant of phantom unit awards (collectively, the “2017 Phantom Unit Awards”) pursuant to phantom unit award agreements (each, a “Phantom Unit Agreement”) under the Global Partners LP Long-Term Incentive Plan (as amended from time to time, the “LTIP”) to each of our named executive officers who had an employment agreement with us during 2017. Each 2017 Phantom Unit Award is subject to the following vesting schedule: 25% of the phantom units subject to such award vested on August 1, 2020, 35% of the phantom units subject to such award will vest on August 1, 2021 and 40% of the phantom units subject to such award will vest on August 1, 2022.

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

Retirement and Health Benefits; Perquisites

Global Partners 401(k) Savings and Profit Sharing Plan

The Global Partners LP 401(k) Savings and Profit Sharing Plan (the “Global 401(k) Plan”) permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. The Global 401(k) Plan provides for employer matching contributions equal to 100% of elective deferrals up to the first 3% of eligible compensation plus 50% of elective deferrals up to the next 2% of eligible compensation. In 2020, all employees were eligible to participate in the Global 401(k) Plan other than employees who were (1) not yet 21 years of age, (2) covered by a collective bargaining agreement that does not provide for employees to be covered by the Global 401(k) Plan or (3) nonresident aliens. New employees may begin to contribute to the Global 401(k) Plan on the first day of the month following their respective dates of hire, although they are not eligible to receive matching payments under the Global 401(k) Plan until they have been employed by our general partner or one of our operating subsidiaries for six months. Eligible employees may elect to contribute up to 100% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are adjusted periodically for changes in the cost of living. Participants in the plan are always fully vested in any matching contributions under the plan; however, discretionary profit sharing contributions are subject to a six-year vesting schedule. The plan is intended to be tax-qualified under Section 401(a) of the Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that our general partner's contributions, if any, will be deductible when made.

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

Prior to March 1, 2012, Mr. Andrew Slifka was employed by Alliance Energy LLC (“Alliance”) and participated in the Alliance Energy LLC Pension Plan in accordance with Alliance’s policies and on the same general basis as other employees of Alliance not excluded by the terms of the plan. On March 1, 2012, sponsorship of the Alliance Energy LLC Pension Plan was transferred to GMG and the plan was renamed as the GMG Pension Plan (as defined and described below under “Other Benefits—Pension Benefits”). An employee is fully vested in benefits under the GMG Pension Plan after completing five years of service or, if earlier, upon termination due to death or disability. Please read “Other Benefits—Pension Benefits” for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the GMG Pension Plan. The GMG Pension Plan was frozen on May 15, 2012.

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

Kenneth I. Watchmaker (Chairman)
Robert J. McCool
John T. Hailer

Robert W. Owens
March 3, 2021

Compensation Committee Interlocks and Insider Participation

From the formation of Global GP LLC through July 1, 2018, when Mr. John T. Hailer was appointed a new member of the board of directors of our general partner and a member of the Compensation Committee, the Compensation Committee has been comprised of Robert J. McCool, David K. McKown and Kenneth I. Watchmaker. Effective July 20, 2020, David McKown retired from the board of directors and all committees of our general partner. Effective October 1, 2020, Robert W. Owens was appointed as a new member of the board of directors of our general partner and the fourth member of the Compensation Committee. None of the members of the Compensation Committee are officers or employees of our general partner or any of its affiliates. Mr. Richard Slifka has served as Chairman of our general partner’s board of directors since March 12, 2014 and previously served as Vice-Chairman of our general partner’s board of directors since its inception. Mr. Eric Slifka has served as Vice-Chairman of our general partner’s board of directors since March 12, 2014.

Compensation of Named Executive Officers

The following table sets forth certain information with respect to compensation during 2020, 2019 and 2018 of our named executive officers.

					Change in
					Pension Value
					and Deferred
				Non‑Equity	Nonqualified
				Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Compensation	Earnings	Compensation	Total
Position	Year	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($)
Eric Slifka	2020	1,000,000	986,000	3,350,000	123,562	109,241	5,568,803
President and CEO	2019	1,000,000	—	599,150	164,449	100,008	1,863,607
	2018	800,000	—	1,600,000	—	90,920	2,490,920
Mark A. Romaine	2020	575,000	569,000	1,150,000	52,463	40,951	2,387,414
Chief Operating Officer	2019	575,000	—	344,511	68,892	39,409	1,027,812
	2018	500,000	—	1,000,000	—	42,513	1,542,513
Edward J. Faneuil	2020	500,000	495,000	1,000,000	61,410	53,468	2,109,878
EVP, General Counsel	2019	500,000	—	299,575	80,950	48,208	928,733
and Secretary	2018	450,000	—	900,000	—	44,338	1,394,338
Daphne H. Foster	2020	500,000	495,000	1,000,000	5,713	25,305	2,026,018
Chief Financial Officer	2019	500,000	—	299,575	8,065	25,105	832,745
	2018	450,000	—	900,000	—	24,905	1,374,905
Andrew Slifka	2020	475,000	335,000	670,000	62,300	67,582	1,609,882
EVP and President of	2019	475,000	—	200,715	84,100	62,522	822,337
GDSO Division	2018	425,000	—	600,000	—	55,910	1,080,910
Matthew Spencer	2020	275,000	200,000	400,000	—	48,573	923,573
Chief Accounting Officer	2019	275,000	—	119,830	—	50,321	445,151
	2018	265,000	—	400,000	—	47,550	712,550
(1)	Amounts reported in this column reflect the base salary earned by our named executive officers for services performed during the applicable fiscal year.
(2)	In 2021, Messrs. Eric Slifka, Romaine and Faneuil, Ms. Foster, and Messrs. Andrew Slifka and Spencer were paid discretionary bonuses of $986,000, $569,000, $495,000, $495,000, $335,000 and $200,000, respectively, for services performed during 2020, which discretionary bonuses were in addition to payments they received in 2021 for services performed during 2020 under the 2020 STIP. No discretionary bonuses were paid to our named executive officers for services performed during 2019 or 2018.
(3)	Amounts reported in this column reflect the bonuses paid to each of the named executive officers for services performed during 2020, 2019 and 2018, which were determined in accordance with our general partner’s Short-Term Incentive Plans described above under “Elements of Compensation—Short-Term Incentive Plans.” In addition, for Mr. Eric Slifka, the amount shown includes $1,350,000 that was paid in February 2020 following the satisfaction of the vesting condition applicable to his award granted under the 2018 Long-Term Performance-Based Cash Incentive Plan. For more information, see “Elements of Compensation—Long-Term Cash Incentive Awards—Long-Term Performance-Based Cash Incentive Plan Awards for Mr. Eric Slifka.” For the avoidance of doubt, note that the amounts reported in this column do not reflect the grant date fair value of bonuses or non-equity incentive plan compensation granted to the named executive officers in respect of service during 2020,

2019 or 2018. The grant date fair values of bonuses and non-equity incentive plan compensation granted to the named executive officers in respect of service during 2020, 2019 and 2018 are described below under “Pro-Forma Disclosure Table.”
(4)	Mr. Spencer is not eligible to participate in our general partner’s pension plan because it was frozen prior to his commencement of employment with us.
(5)	With respect to Mr. Eric Slifka, “All Other Compensation” for the years ended December 31, 2020, 2019 and 2018 includes, among other things, (a) club membership dues, and (b) professional financial planning and tax advice fees, paid by us in the amounts of $20,814 and $33,550, respectively, for 2020; $31,200 and $25,427, respectively, for 2019; and $16,978 and $34,550, respectively, for 2018. The amounts in this column for 2020 are described further in the All Other Compensation table below.

Pro-Forma Disclosure Table

The Pro-Forma Disclosure Table below reflects the value of compensation granted to each of our named executive officers in respect of service during 2020, 2019 and 2018. While not required by the SEC’s executive compensation disclosure rules, we believe this optional disclosure is relevant and helpful for unitholders to understand our executive compensation structure in more detail.

						Change in
						Pension Value
						and Deferred
				Short-Term	Long-Term	Nonqualified
				Incentive	Incentive	Compensation	All Other
		Salary	Bonus	Cash Awards	Cash Awards	Earnings	Compensation	Total
Name	Year	($)	($) (1)	($) (2)	($) (3)	($)	($)	($)(4)
Eric Slifka	2020	1,000,000	986,000	2,000,000	—	123,562	109,241	4,218,803
	2019	1,000,000	—	599,150	3,300,000	164,449	100,008	5,163,607
	2018	800,000	—	1,600,000	3,900,000	—	90,920	6,390,920
Mark A. Romaine	2020	575,000	569,000	1,150,000	—	52,463	40,951	2,387,414
	2019	575,000	—	344,511	1,200,000	68,892	39,409	2,227,812
	2018	500,000	—	1,000,000	1,000,000	—	42,513	2,542,513
Edward J. Faneuil	2020	500,000	495,000	1,000,000	—	61,410	53,468	2,109,878
	2019	500,000	—	299,575	1,050,000	80,950	48,208	1,978,733
	2018	450,000	—	900,000	850,000	—	44,338	2,244,338
Daphne H. Foster	2020	500,000	495,000	1,000,000	—	5,713	25,305	2,026,018
	2019	500,000	—	299,575	1,050,000	8,065	25,105	1,882,745
	2018	450,000	—	900,000	850,000	—	24,905	2,224,905
Andrew Slifka	2020	475,000	335,000	670,000	—	62,300	67,582	1,609,882
	2019	475,000	—	200,715	860,000	84,100	62,522	1,682,337
	2018	425,000	—	600,000	500,000	—	55,910	1,580,910
Matthew Spencer	2020	275,000	200,000	400,000	—	—	48,573	923,573
	2019	275,000	—	119,830	400,000	—	50,321	845,151
	2018	265,000	—	400,000	275,000	—	47,550	987,550
(1)	In 2021, Messrs. Eric Slifka, Romaine and Faneuil, Ms. Foster, and Messrs. Andrew Slifka and Spencer were paid discretionary bonuses of $986,000, $569,000, $495,000, $495,000, $335,000 and $200,000, respectively, for services performed during 2020, which discretionary bonuses were in addition to payments they received in 2021 for services performed during 2020 under the 2020 STIP. No discretionary bonuses were paid to our named executive officers for services performed during 2019 or 2018.
(2)	Amounts reported in this column reflect the grant date fair value of the short-term cash incentive awards granted during the applicable year for service during the applicable year under our general partner’s Short-Term Incentive Plans, which are described above under “Elements of Compensation—Short-Term Incentive Plans.”
(3)	Amounts reported in this column reflect the grant date fair value of the long-term cash incentive awards granted in respect of service during the applicable year under the LTCIP and, with respect to Mr. Eric Slifka, the 2018 Long-Term Performance-Based Cash Incentive Plan contained in Mr. Eric Slifka’s prior employment agreement with our general partner that was in effect during 2018 and January 2019. See the section above titled “Elements of Compensation—Long-Term Cash Incentive Awards” for more information.
(4)	Amounts reported in this table do not include the value of any unit awards or long-term incentive cash awards granted in respect of service during 2020 as long-term incentive awards are not expected to be granted, if applicable, until after this Annual Report on Form 10-K for the year ended December 31, 2020 is filed. The value of such compensation will be disclosed in a Pro-Forma Disclosure Table contained in a future Annual Report on Form 10-K.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table for the fiscal year ended December 31, 2020:

		Club Membership Dues,
	Employer	Legal Fees and
	Contributions to	Professional	Personal
	Global 401(k)	Financial Planning and	Benefits	Total All Other
Name	Plan ($)	Tax Advice Fees ($)	($) (1)	Compensation ($)
Eric Slifka	19,933	54,364	34,944	109,241
Mark A. Romaine	11,400	—	29,551	40,951
Edward J. Faneuil	11,400	21,958	20,110	53,468
Daphne H. Foster	11,400	—	13,905	25,305
Andrew Slifka	11,400	25,775	30,407	67,582
Matthew Spencer	8,460	—	40,113	48,573
(1)	The amounts in this column include the estimated incremental cost of an automobile provided by us for the named executive officer’s use; medical and dental premiums (or opt-out payments for declining coverage under our group healthcare policies) paid by us; and life insurance and long-term disability premiums paid by us.

Grants of Plan-Based Awards

The following table sets forth the minimum threshold, target and maximum possible payout amounts, depending upon our financial performance in 2020, with respect to the short-term cash incentive awards granted during 2020 to our named executive officers under the STIP. With respect to the long-term cash incentive awards granted during 2020 to our named executive officers under the LTCIP, we use competitive benchmark information developed by BDO and take into account our performance, the applicable named executive officer’s performance and other compensation earned by such named executive officer in 2020 to determine an award amount that may be earned by each named executive officer without reference to “threshold”, “target” or “maximum” amounts.

		Estimated Possible Payouts Under
		Non-Equity Incentive Plan Awards (1)(2)
		Minimum
Name	Award Type	Threshold ($)	Target ($)	Maximum ($)
Eric Slifka	STIP	120,000	1,000,000	2,000,000
	LTCIP	—	—	—
Mark A. Romaine	STIP	69,000	575,000	1,150,000
	LTCIP	—	—	—
Edward J. Faneuil	STIP	60,000	500,000	1,000,000
	LTCIP	—	—	—
Daphne H. Foster	STIP	60,000	500,000	1,000,000
	LTCIP	—	—	—
Andrew Slifka	STIP	40,200	335,000	670,000
	LTCIP	—	—	—
Matthew Spencer	STIP	24,000	200,000	400,000
	LTCIP	—	—	—
(1)	For calendar year 2020, each named executive officer’s 2020 STIP award consisted of the STIP Performance Component (weighted 50%) and the STIP Discretionary Component (weighted 50%). Amounts shown represent the “threshold,” “target” and “maximum” amounts payable under the STIP awards. During 2021, the Compensation Committee determined that two hundred percent (200%) of the STIP Performance Component and two hundred percent (200%) of the STIP Discretionary Component were earned by the named executive officers for calendar year 2020. Actual payout of the STIP awards (the Performance Component and the Discretionary Component) for calendar year 2020 is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(2)	For each named executive officer who was granted a 2020 LTCIP Award, 33.4% of such award vests on September 25, 2022, another 33.3% of such award vests on September 25, 2023 and the final 33.3% of such award vests on September 25, 2024.

Outstanding Equity Awards at Fiscal Year End

The following table presents the full amount of the equity awards held by our named executive officers as of December 31, 2020, which consist solely of phantom units granted under the LTIP. The awards shown on the table below were the only equity awards held by the named executive officers at the end of the last fiscal year:

		Unit Awards
		Number of	Market Value of
		Units That Have	Units That Have
Name	Grant Date	Not Vested (#)	Not Vested ($) (2)
Eric Slifka	August 16, 2017 (1)	122,835	2,075,912
Mark A. Romaine	August 16, 2017 (1)	47,561	803,781
Edward J. Faneuil	August 16, 2017 (1)	38,060	643,214
Daphne H. Foster	August 16, 2017 (1)	40,391	682,608
Andrew Slifka	August 16, 2017 (1)	25,746	435,107
Matthew Spencer	August 16, 2017 (1)	8,955	151,340
(1)	The phantom units granted on August 16, 2017 vest over a five-year period, with 25% of the award having vested on August 1, 2020, another 35% of the award scheduled to vest on August 1, 2021 and the final 40% of the award scheduled to vest on August 1, 2022.
(2)	The market values of the phantom unit awards shown in the table above were calculated based on the closing price of $16.90 per common unit on December 30, 2020, which was the last day on which the market was open immediately prior to December 31, 2020.

Units Vested in the 2020 Fiscal Year

The following table presents phantom units awarded to the named executive officers that vested during the year ended December 31, 2020:

	Unit Awards
	Number of	Market Value of
	Vested	Vested
Name	Phantom Units (#)	Phantom Units ($)
Eric Slifka (1)	40,945	438,112
Mark A. Romaine (1)	15,854	169,638
Edward J. Faneuil (1)	12,687	135,751
Daphne H. Foster (1)	13,464	144,065
Andrew Slifka (1)	8,583	91,838
Matthew Spencer (1)	4,737	31,950
(1)	The market values of these phantom units shown in the table above were calculated based on the closing price of $10.70 per common unit on July 31, 2020, which was the last day on which the market was open immediately prior to the vesting date of such phantom units.

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

Potential Payments upon a Change of Control or Termination

The following tables show potential payments to each of our named executive officers under contracts, agreements, plans or arrangements, whether written or unwritten (including the employment agreements with each of our named executive officers that were in effect as of December 31, 2020), for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2020 termination date. In addition, amounts reflected in the tables below with respect to LTIP awards were calculated based on the closing price of our common units of $16.90 per unit as of December 31, 2020.

LTIP Awards. Each of our named executive officers holds outstanding unvested phantom units that were granted under the LTIP. Upon a change of control event, all outstanding phantom units held by our named executive officers that have not otherwise vested automatically will become fully vested, which is reflected appropriately in the tables below.

LTCIP Awards. Each of our named executive officers was granted a 2020 LTCIP Award, a 2019 LTCIP Award and a 2018 LTCIP Award under the LTCIP. Upon a change of control event, the unvested portion of each of the LTCIP Awards held by our named executive officers will become fully vested, which is reflected in the tables below.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Eric Slifka
Severance Amount	—	4,000,000	4,000,000	4,000,000	6,000,000	2,500,000
2018 Long-Term Performance-Based Cash Incentive Plan Award (2)	—	1,350,000	1,350,000	1,350,000	1,350,000	—
LTIP awards	2,075,912	2,075,912	2,075,912	2,075,912	2,075,912	—
LTCIP award	7,200,000	7,200,000	7,200,000	7,200,000	7,200,000	—
Fringe benefits	—	55,923	55,923	55,923	55,923	—
Life insurance benefits	—	500,000	—	—	—	—
Total	9,275,912	15,181,835	14,681,835	14,681,835	16,681,835	2,500,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Slifka would receive payment of (a) 100% of the performance-based component ($500,000), and (b) 0% of the discretionary component associated with his 2020 STIP target amount.

(2)

In April 2019, the Compensation Committee determined that Mr. Eric Slifka earned $2,700,000 under his 2018 Long-Term Performance-Based Cash Incentive Award, the first equal installment of which amount was paid in January 2020. The second equal installment of which amount was paid in February, 2021, subject to his continued employment on such dates; provided that, such amount is also payable upon certain terminations of employment as described above.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Mark A. Romaine
Severance Amount	—	2,300,000	2,300,000	2,300,000	2,300,000	1,437,500
LTIP awards	803,781	803,781	803,781	803,781	803,781	—
LTCIP award	3,100,000	3,100,000	3,100,000	3,100,000	3,100,000	—
Fringe benefits	—	40,727	40,727	40,727	40,727	—
Life insurance benefits	—	500,000	—	—	—	—
Total	3,903,781	6,744,508	6,244,508	6,244,508	6,244,508	1,437,500
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Romaine would receive payment of (a) 100% of the performance-based component ($287,500), and (b) 0% of the discretionary component associated with his 2020 STIP target amount.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Edward J. Faneuil
Severance Amount	—	2,000,000	2,000,000	2,000,000	2,000,000	1,250,000
Deferred Compensation	1,155,029	1,155,029	1,155,029	1,155,029	1,155,029	—
LTIP awards	643,214	643,214	643,214	643,214	643,214	—
LTCIP award	2,650,000	2,650,000	2,650,000	2,650,000	2,650,000	—
Fringe benefits	—	26,196	26,196	26,196	26,196	—
Life insurance benefits	—	335,000	—	—	—	—
Total	4,448,243	6,809,439	6,474,439	6,474,439	6,474,439	1,250,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Faneuil would receive payment of (a) 100% of the performance-based component ($250,000), and (b) 0% of the discretionary component, associated with his 2020 STIP target amount.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Daphne H. Foster
Severance Amount	—	2,000,000	2,000,000	2,000,000	2,000,000	1,200,000
LTIP awards	682,608	682,608	682,608	682,608	682,608	—
LTCIP award	2,650,000	2,650,000	2,650,000	2,650,000	2,650,000	—
Fringe benefits	—	2,296	2,296	2,296	2,296	—
Life insurance benefits	—	500,000	—	—	—	—
Total	3,332,608	5,834,904	5,334,904	5,334,904	5,334,904	1,200,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Ms. Foster would receive payment of (a) 100% of the performance-based component ($250,000), and (b) 0% of the discretionary component associated with her 2020 STIP target amount.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Andrew Slifka
Severance Amount	—	1,620,000	1,620,000	1,620,000	1,620,000	1,117,500
LTIP awards	435,107	435,107	435,107	435,107	435,107	—
LTCIP award	1,760,000	1,760,000	1,760,000	1,760,000	1,760,000	—
Fringe benefits	—	54,302	54,302	54,302	54,302	—
Life insurance benefits	—	500,000	—	—	—	—
Total	2,195,107	4,369,409	3,869,409	3,869,409	3,869,409	1,117,500
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Slifka would receive payment of (a) 100% of the performance-based component ($167,500), and (b) 0% of the discretionary component associated with his 2020 STIP target amount.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Matthew Spencer
Severance Amount	—	950,000	950,000	950,000	950,000	650,000
LTIP awards	151,340	151,340	151,340	151,340	151,340	—
LTCIP award	950,000	950,000	950,000	950,000	950,000	—
Fringe benefits	—	40,727	40,727	40,727	40,727	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,101,340	2,592,067	2,092,067	2,092,067	2,092,067	650,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Spencer would receive payment of (a) 100% of the performance-based component ($100,000), and (b) 0% of the discretionary component associated with his 2020 STIP target amount.

Other Benefits

Pension Benefits

The table below sets forth information regarding the present value as of December 31, 2020 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan, and, with respect to Mr. Faneuil, the Global and Alliance Deferred Compensation Agreements. Amounts with respect to the Global and Alliance Deferred Compensation Agreements are reflected in the table below because they represent a fixed entitlement.

Pension Benefits at December 31, 2020

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)	Accumulated Benefit ($)	Last Fiscal Year ($)
Eric Slifka	(1)	23	832,401	—
Mark A. Romaine	(1)	11	312,855	—
Edward J. Faneuil	(1)	19	1,019,037	—
Edward J. Faneuil	(2)	n/a	577,515	70,000
Edward J. Faneuil	(3)	n/a	577,515	70,000
Daphne H. Foster	(1)	3	51,926	—
Andrew P. Slifka	(1)	7	41,413	—
Andrew P. Slifka	(4)	12	349,250	—
Matthew Spencer	—	—	—	—

(1)	Global Partners LP Pension Plan
(2)	Global Deferred Compensation Agreement
(3)	Alliance Deferred Compensation Agreement
(4)	Global Montello Group Corp. Pension Plan

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

Compensation of Directors

The following table sets forth (i) certain information concerning the compensation earned by our directors in 2020, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

	Fees Earned
	or Paid in
Name	Cash ($)	Total ($)
Richard Slifka (1)	81,500	81,500
Eric Slifka (2)	—	—
Andrew Slifka (2)	—	—
Kenneth I. Watchmaker (1)	120,500	120,500
Robert J. McCool (1)	101,500	101,500
David McKown (1)(3)	743,500	743,500
John T. Hailer (1)	103,500	103,500
Robert W. Owens (1)	6,000	6,000
Daphne H. Foster (2)	—	—
(1)	As of December 31, 2020, none of our non-employee directors held any unvested phantom units.
(2)	Messrs. Eric Slifka and Andrew Slifka and Ms. Foster, as executive officers of our general partner, are otherwise compensated for their services and therefore receive no separate compensation for their service as directors.
(3)	Mr. David McKown’s compensation included a lump-sum payment of $650,000 in recognition of his years of service to our general partner.

Employees of our general partner who also serve as directors do not receive additional compensation. In 2020, directors who are not employees of our general partner (1) received: (a) a $67,500 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP and the LTCIP. In addition, the chair of the audit committee receives an additional $15,000 per year.

Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

On October 5, 2020, Mr. Watchmaker, Mr. McCool and Mr. Hailer, respectively, were awarded LTCIP grants in the amounts of $173,000, $128,000 and $128,000 in respect of services rendered in 2019. Each such LTCIP award will fully vest as of September 25, 2023, subject to continued service as a director through such date.

On August 7, 2019, Mr. Watchmaker, Mr. McCool, Mr. McKown and Mr. Hailer, respectively, were awarded LTCIP grants in the amounts of $230,000, $160,000, $125,000 and $80,000 in respect of services rendered in 2018. Each such LTCIP award will fully vest as of August 10, 2022, subject to continued service as a director through such date.

On March 6, 2019, Mr. Watchmaker, Mr. McCool and Mr. McKown, respectively, were awarded LTCIP grants in the amounts of $140,000, $125,000, and $115,000 in respect of services rendered in 2017. Each such LTCIP award will fully vest as of March 1, 2022, subject to continued service as a director through such date. Upon his retirement on July 20, 2020, and in accordance with the determination of the Compensation Committee, Mr. McKown forfeited his August 27, 2017 LTIP award and each of his March 6, 2019 and August 7, 2019 LTCIP awards.

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

For 2020, our last completed fiscal year:

●	The median of the annual total compensation of our employees (other than the CEO) was $28,269; and
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $5,568,803.
●	Based on this information, for 2020, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 197 to 1.

To put this into context, approximately 74% of our employee population consists of convenience store employees, approximately 44% of whom are employed on a part-time basis. Our part-time employees who work less than thirty hours per week receive (i) wages, and (ii) if eligible, sick time and/or 401(k) benefits, but are not eligible for vacation or other fringe benefits. In comparison, if we were to only look at our non-convenience store employee population, the median employee would be employed on a full-time basis, with a total annual compensation of $76,290 in 2020. The ratio of the annual total compensation of our CEO to this median employee was reasonably estimated to be 73 to 1.

To identity the median of the annual total compensation of all of our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	We determined that, as of December 31, 2020, our employee population consisted of approximately 3,553 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary (including seasonal) employees. We selected December 31, 2020 as identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
●	We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, bonuses and equity awards, if any, reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2020.
●	We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.
●	After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2020 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $28,269.
●	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 3, 2021 the beneficial ownership of common units representing limited partner interests in Global Partners LP (“Units”) held by certain beneficial owners of more than five percent (5%) of the Units, by each director and named executive officer of Global GP LLC, the general partner of Global Partners LP (“General Partner”) and by all directors and executive officers of our General Partner as a group:

		Percentage
	Common	of Common
	Units	Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
Invesco Ltd. (2)	5,995,765	17.6%
Richard Slifka (3)(4)(5)(6)(7)	2,705,988	8.0%
Alfred A. Slifka 1990 Trust Under Article II-A (3)(4)(6)	1,860,499	5.5%
Eric Slifka (6)(8)(9)	1,435,077	4.2%
Andrew Slifka	522,400	1.5%
Edward J. Faneuil (10)	425,007	1.3%
Global GP LLC (6)	28,542	*
Mark Romaine	64,305	*
Daphne H. Foster	26,929	*
Matthew Spencer	8,184	*
Kenneth I. Watchmaker	38,856	*
Robert J. McCool	39,609	*
John T. Hailer	—	*
Robert W. Owens	—	*
All directors and executive officers as a group (11 persons)	5,237,813	15.4%

*      Less than 1%

(1)	The address for each person or entity listed other than Invesco Ltd. is P.O. Box 9161, 800 South Street, Suite 500, Waltham, Massachusetts 02454-9161.
(2)	According to a Schedule 13G/A filed on February 9, 2021, Invesco Ltd., in its capacity as a parent holding company to its investment advisers, has sole voting and dispositive power over 5,995,765 common units that it may be deemed to beneficially own and which are held of record by clients of Invesco Ltd. Invesco Advisers, Inc. is a subsidiary of Invesco Ltd. and it advises (i) the Invesco Oppenheimer SteelPath MLP Select 40 Fund, which owns7.90% of the common units outstanding, and (ii) the Invesco Oppenheimer SteelPath MLP Income Fund, which owns 9.73% of the common units outstanding. However, no one individual has greater than 5% economic ownership. The shareholders of the Fund have the right to receive or the power to direct the receipt of dividends and proceeds from the sale of such securities. The address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.
(3)	Prior to June 30, 2020, Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A shared voting and investment power with respect to the common units owned by Montello Oil Corporation (“MOC”) and, therefore, were deemed to beneficially own the common units held by MOC. On June 30, 2020, all common units owned by MOC were distributed to its stockholders as part of a plan of liquidation and dissolution (the “Plan”). According to the Plan, each of Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A received 854,701 common units as a stockholder of MOC and ceased to share voting and investment power over the other common units distributed pursuant to the Plan.
(4)	Prior to July 20, 2020, Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A shared voting and investment power with respect to the common units owned by Global Petroleum Corp. (“GPC”) and, therefore, were deemed to beneficially own the common units held by GPC. On July 20, 2020, all common units owned by GPC were distributed to its stockholders as part of a plan of liquidation and dissolution (the “Plan”). According to the Plan, Richard Slifka received 862,732 common units and the Alfred A. Slifka 1990 Trust Under Article II-A received 862,731 common units.
(5)	Richard Slifka has sole voting and investment power with respect to and, therefore, may be deemed to beneficially own, the common units owned by Chelsea Terminal Limited Partnership.

(6)	Purchased by our general partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees. Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A control Global GP LLC, and thus may be deemed to beneficially own the common units owned by Global GP LLC. The co-trustees of the Alfred A. Slifka 1990 Trust Under Article II-A have delegated the voting rights in Global GP LLC of the Alfred A. Slifka 1990 Trust Under Article II-A to Eric Slifka, and thus Eric Slifka may be deemed to beneficially own the common units owned by Global GP LLC.
(7)	Richard Slifka is the trustee of a voting trust with sole voting and investment power with respect to the common units owned by Larea Holdings II LLC. Richard Slifka may, therefore, be deemed to beneficially own the common units held by Larea Holdings II LLC.
(8)	Eric Slifka has sole voting and investment power with respect to the common units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the common units held by Larea Holdings LLC.
(9)	Beneficially owned common unit amounts for Eric Slifka include the common units held in certain family trusts for the benefit of Eric Slifka’s children, for which Eric Slifka is the sole trustee.
(10)	Edward J. Faneuil is the trustee of the RS Montello Irrevocable Trust and, as such, has sole voting and investment control over (but no pecuniary interest in) the 319,338 common units held by the RS Montello Irrevocable Trust.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2020:

Number of securities
	Number of Securities		remaining available for
	to be issued	Weighted average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	402,570	—	3,047,783
Equity compensation plans not approved by security holders	—	—	—
Total	402,570	—	3,047,783

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of March 3, 2021, affiliates of our general partner, including current directors and executive officers of our general partner, owned 5,237,813 common units representing 15.4% of the common units. In addition, our general partner owns a 0.67% general partner interest in us.

Alfred A. Slifka, former Chairman of the board of our general partner, passed away on March 9, 2014. Mr. Slifka’s estate closed effective February 28, 2017 and his interests in our general partner and his beneficially owned interests in Global Partners LP and its affiliates were transferred to the Alfred A. Slifka 1990 Trust Under Article II-A on that date.

Steven McCool, the son of Robert J. McCool, one of our independent directors, is an employee of Global GP LLC. During our fiscal year ended December 31, 2020, his total compensation earned was approximately $173,000.

Maxwell Foster, the son of Daphne H. Foster, our Chief Financial Officer, is an employee of Global GP LLC. During our fiscal year ended December 31, 2020, his total compensation earned was approximately $575,000.

James Cook, the son-in-law of Richard Slifka, our Chairman, and the brother-in-law of Andrew Slifka, our Executive Vice President and director, is an employee of Global GP LLC. During our fiscal year ended December 31, 2020, his total compensation earned was approximately $213,000.

Each of Eric Slifka (our President, Chief Executive Officer and Vice-Chairman) and Andrew Slifka (our Executive Vice President, President of Alliance Energy LLC and a director) owns a 20% interest in an entity which leases real property located in Vineyard Haven, Massachusetts to our subsidiary, Drake Petroleum Company, Inc., for the operation of a gasoline station and convenience store.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 99.33% to the common unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 5,237,813 common units and 0.67% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.67% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding common units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $9.7 million on their common units and $0.4 million on the 0.67% general partner interest.

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

Shared Services Agreement

We are party to a new services agreement effective as of January 1, 2021 with certain Slifka-owned entities and their shareholders and/or members (the “Services Recipients”). We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. Under this agreement, we provide the Services

Recipients with certain accounting, treasury, legal, information technology, human resources and financial operations support for which the Service Recipients pay or paid us an amount based upon the cost associated with the provision of such services. We will continue to provide the Service Recipients with such services for an indefinite term, and the Service Recipients may terminate their receipt of some or all of the services thereunder upon 90 days’ prior written notice.

We had been party to a shared services agreement with Global Petroleum Corp. As of December 31, 2020, that agreement has been terminated.

Revere Terminal Acquisition from Global Petroleum Corp.

On January 14, 2015, we acquired the Revere terminal from Global Petroleum Corp. for a purchase price of approximately $23.7 million. Pursuant to the purchase agreement entered into by both parties, we assumed all liabilities and obligations of Global Petroleum Corp. related to the terminal and the underlying real property, except for certain liabilities as set forth in the purchase agreement. We have released Global Petroleum Corp. from and agreed to indemnify Global Petroleum Corp. from all known and unknown environmental liabilities relating to the terminal and underlying real property.

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

Relationship of Management with Global Petroleum Corp.

Some members of our management team have been officers and/or directors of our affiliate, Global Petroleum Corp. Messrs. Faneuil and Spencer have spent a portion of their time providing services to Global Petroleum Corp. under a shared services agreement. That shared services agreement has been superseded by a new services agreement. Please read “—Shared Services Agreement.”

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

Under our partnership agreement, whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any other partner, on the other, our general partner will resolve that conflict. Our general partner will not be in breach of its obligations under our partnership agreement or its duties to us or our unitholders if the resolution of the conflict is:

●	approved by the conflicts committee of our general partner, although our general partner is not obligated to seek such approval;
●	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner or any of its affiliates;

●	on terms no less favorable to us than those generally being provided to or available from unaffiliated third parties; or
●	fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us.

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

Director Independence

Please read Part III, Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2020 and 2019 calendar years. The audit committee’s charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

Pre-approved fees to Ernst & Young LLP for the fiscal years ended December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Audit Fees (1)	$3,710	$4,060
Audit—Related Fees	118	117
Tax Fees (2)	1,309	1,529
Total	$5,137	$5,706
(1)	Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young’s audits of the effectiveness of our internal control over financial reporting at December 31, 2020 and 2019.
(2)	Tax fees included tax planning and tax return preparation.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are included with the filing of this Annual Report:
1.	Financial statements—See “Index to Financial Statements” on page F-1.
2.	Financial statement schedules—Financial statement schedules have been omitted as they are not required, not applicable or otherwise included in the consolidated financial statements or notes thereto.
3.	Exhibits—The following is a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.
Exhibit Number		Description
2.1**	—

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

4.2*	—	Description of Common Units registered under Section 12 of the Exchange Act.
4.3*	—	Description of 9.75% Series A Fixed-to-Floating Cumulative Redeemable Perpetual Preferred Units registered under Section 12 of the Exchange Act.
4.4	—

First Supplemental Indenture, dated as of October 28, 2020, among the Issuers, the Guarantors and Regions Bank, as successor to Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-4 filed on December 16, 2020).

4.5	—

Indenture, dated October 7, 2020, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 8, 2020).

4.6	—

First Supplemental Indenture, dated as of October 28, 2020, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed on December 16, 2020).

4.7	—

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

10.4˄	—

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

Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

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

10.11˄	—

Deferred Compensation Agreement dated September 23, 2009, by and between Alliance Energy LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 12, 2012).

10.12˄	—

Global Partners LP Long-Term Incentive Plan (as Amended and Restated Effective June 22, 2012) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2012).

10.13˄	—

Form of Phantom Unit Award Agreement for Directors under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2013).

10.14˄	—

Form of Confidentiality, Non-Solicitation, and Non-Competition Agreement for Phantom Unit Award Recipients (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 3, 2013).

10.15˄	—	Form of Director Unit Award Letter (incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 13, 2015).
10.16	—

Second Amended and Restated Services Agreement, dated as of March 11, 2015, by and among Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 13, 2015).

10.17˄	—	Form of Restricted Unit Award Grant Letter (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 7, 2015).
10.18˄	—	Form of Cash Award Grant Letter (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 7, 2015).
10.19˄	—	Form of Phantom Unit Agreement (Cash Settlement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 6, 2015).

10.20†††	—

Third Amended and Restated Credit Agreement, dated as of April 25, 2017, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp., Global Energy Marketing LLC, Global CNG LLC, Alliance Energy LLC, Cascade Kelly Holdings LLC and Warren Equities, Inc. as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Currency Fronting Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as an L/C Issuer, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, Citizens Bank, N.A., Societe Generale, BNP Paribas and The Bank of Tokyo-Mitsubishi UFJ, Ltd. NY Branch as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank N.A., Societe Generale, BNP Paribas, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. NY Branch as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q-Q filed on May 9, 2017).

10.21˄	—

Form of Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 22, 2017).

10.22˄	—	Global Partners LP 2018 Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2018).
10.23	—

First Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018).

10.24	—

Second Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2018).

10.25˄	—

Employment Agreement effective as of February 1, 2019, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 5, 2019).

10.26˄	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 5, 2019).

10.27˄	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 5, 2019).

10.28˄	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 5, 2019).

10.29˄	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Andrew P. Slifka (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 5, 2019).

10.30˄	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Matthew Spencer (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 5, 2019).

10.31˄	—	Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-K filed on November 7, 2019).
10.32	—

Third Amendment to Third Amended and Restated Credit Agreement and First Amendment to Third Amended and Restated Security Agreement, dated as of April 19, 2019 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 9, 2019).

10.33	—	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2020).

10.34	—

Purchase Agreement, dated September 23, 2020, among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2020).

21.1*	—	List of Subsidiaries of Global Partners LP.
23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

˄     Management contract or compensatory plan or arrangement.

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

††† Portions of this exhibit have been omitted pursuant to an order granting confidential treatment, dated April 12, 2020 (SEC File No. 001-32593).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Partners LP
	By:	Global GP LLC,
its general partner
Dated: March 5, 2021		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2021.

Signature	Title

/s/ Eric Slifka	President, Chief Executive Officer, Vice Chairman and Director
Eric Slifka	(Principal Executive Officer)

/s/ Daphne H. Foster	Chief Financial Officer and Director
Daphne H. Foster	(Principal Financial Officer)

/s/ Matthew Spencer	Chief Accounting Officer
Matthew Spencer	(Principal Accounting Officer)

/s/ Richard Slifka	Chairman
Richard Slifka

/s/ Andrew Slifka	Executive Vice President and Director
Andrew Slifka

/s/ John T. Hailer	Director
John T. Hailer

/s/ Robert J. McCool	Director
Robert J. McCool

/s/ Robert W. Owens	Director
Robert W. Owens

/s/ Kenneth I. Watchmaker	Director
Kenneth I. Watchmaker

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Partners LP (the Partnership) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Physical Forward Derivative Contracts
Description of the Matter

As described in Note 2 and Note 9 to the financial statements, the Partnership enters into different commodity contracts that qualify as derivative instruments. These include physical forward purchase and sale contracts and are accounted at fair value. These contracts are considered Level 2 and Level 3 derivative instruments under the fair value hierarchy as inputs used to determine fair value are not quoted prices in active markets. As of December 31, 2020, derivative assets of $16.6 million and derivative liabilities of $12.1 million were recorded for physical forward derivative contracts based on Level 2 and Level 3 fair value measurements.

Auditing the fair value measurement of physical forward derivative instruments was complex given the judgmental nature of the assumptions used as inputs into the valuation models. This included inputs used to value commodity products at locations whereby active market pricing may not be available. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Partnership’s controls over its accounting for physical forward derivative contracts, including controls over the contract initiation process, management’s review of inputs and assumptions used in valuation models, and contract settlements.

To test the valuation of physical forward derivative instruments, our audit procedures included, among others, evaluating the valuation methodologies used by the Partnership and testing the significant inputs and the mathematical accuracy of the calculations. In certain instances, we independently determined the significant unobservable inputs, calculated the resulting fair values and compared them to the Partnership’s estimates. We obtained forward prices from independent sources, including market indices, and evaluated the Partnership’s assumptions related to their forward curves and confirmed key terms with counterparties. We also performed sensitivity analyses using independent sources of market data to evaluate the change in fair value of physical forward derivative instruments that would result from changes in underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2004.

Boston, Massachusetts

March 5, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on Internal Control Over Financial Reporting

We have audited Global Partners LP's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes of the Partnership and our report dated March 5, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 5, 2021

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$9,714	$12,042
Accounts receivable, net (less allowance of $2,555 and $2,729 at December 31, 2020 and 2019, respectively)	227,317	413,195
Accounts receivable—affiliates	2,410	7,823
Inventories	384,432	450,482
Brokerage margin deposits	21,661	34,466
Derivative assets	16,556	4,564
Prepaid expenses and other current assets	119,340	81,940
Total current assets	781,430	1,004,512
Property and equipment, net	1,082,486	1,104,863
Right of use assets, net	290,506	296,746
Intangible assets, net	35,925	46,765
Goodwill	323,565	324,474
Other assets	26,588	31,067
Total assets	$2,540,500	$2,808,427
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$207,873	$373,386
Working capital revolving credit facility—current portion	34,400	148,900
Lease liability—current portion	75,376	68,160
Environmental liabilities—current portion	4,455	5,009
Trustee taxes payable	36,598	42,932
Accrued expenses and other current liabilities	126,774	102,802
Derivative liabilities	12,055	12,698
Total current liabilities	497,531	753,887
Working capital revolving credit facility—less current portion	150,000	175,000
Revolving credit facility	122,000	192,700
Senior notes	737,605	690,533
Long-term lease liability—less current portion	226,648	239,349
Environmental liabilities—less current portion	49,166	54,262
Financing obligations	146,535	148,127
Deferred tax liabilities	56,218	42,879
Other long—term liabilities	59,298	52,451
Total liabilities	2,045,001	2,349,188
Commitments and contingencies (see Note 11)	—	—
Partners’ equity
Global Partners LP equity:
Series A preferred limited partners (2,760,000 units issued and outstanding at December 31, 2020 and 2019)	67,226	67,226
Common limited partners (33,995,563 units issued and 33,966,180 outstanding at December 31, 2020 and 33,995,563 units issued and 33,867,393 outstanding at December 31, 2019)	428,842	398,535
General partner interest (0.67% interest with 230,303 equivalent units outstanding at December 31, 2020 and 2019)	(2,169)	(2,620)
Accumulated other comprehensive income (loss)	1,600	(5,076)
Total Global Partners LP equity	495,499	458,065
Noncontrolling interest	—	1,174
Total partners’ equity	495,499	459,239
Total liabilities and partners’ equity	$2,540,500	$2,808,427

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2020	2019	2018
Sales	$8,321,599	$13,081,730	$12,672,602
Cost of sales	7,600,461	12,418,973	12,022,193
Gross profit	721,138	662,757	650,409
Costs and operating expenses:
Selling, general and administrative expenses	192,533	170,937	171,002
Operating expenses	323,298	342,382	321,115
Gain on trustee taxes	—	—	(52,627)
Lease exit and termination gain	—	(493)	(3,506)
Amortization expense	10,839	11,431	10,960
Net loss (gain) on sale and disposition of assets	275	(2,730)	5,880
Long-lived asset impairment	1,927	2,022	414
Total costs and operating expenses	528,872	523,549	453,238
Operating income	192,266	139,208	197,171
Interest expense	(83,539)	(89,856)	(89,145)
Loss on early extinguishment of debt	(7,164)	(13,080)	—
Income before income tax benefit (expense)	101,563	36,272	108,026
Income tax benefit (expense)	119	(1,094)	(5,623)
Net income	101,682	35,178	102,403
Net loss attributable to noncontrolling interest	528	689	1,502
Net income attributable to Global Partners LP	102,210	35,867	103,905
Less: General partner’s interest in net income, including incentive distribution rights	1,399	1,379	1,033
Less: Series A preferred limited partner interest in net income	6,728	6,728	2,691
Net income attributable to common limited partners	$94,083	$27,760	$100,181
Basic net income per common limited partner unit	$2.77	$0.82	$2.97
Diluted net income per common limited partner unit	$2.74	$0.81	$2.95
Basic weighted average common limited partner units outstanding	33,907	33,810	33,701
Diluted weighted average common limited partner units outstanding	34,308	34,339	33,972

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$101,682	$35,178	$102,403
Other comprehensive income:
Change in fair value of cash flow hedges	7,082	2	133
Change in pension liability	(406)	182	75
Total other comprehensive income	6,676	184	208
Comprehensive income	108,358	35,362	102,611
Comprehensive loss attributable to noncontrolling interest	528	689	1,502
Comprehensive income attributable to Global Partners LP	$108,886	$36,051	$104,113

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$101,682	$35,178	$102,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,135	108,192	106,838
Amortization of deferred financing fees	5,241	5,038	5,372
Amortization of leasehold interests	—	—	327
Amortization of senior notes discount	—	902	1,501
Bad debt expense	710	560	588
Unit-based compensation expense	1,077	1,966	2,738
Write-off of financing fees	667	188	—
Gain on trustee taxes	—	—	(52,627)
Net loss (gain) on sale and disposition of assets	275	(2,730)	5,880
Long-lived asset impairment	1,927	2,022	414
Loss on early extinguishment of debt	7,164	13,080	—
Deferred income taxes	13,339	23	2,751
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	185,168	(78,978)	81,898
Accounts receivable-affiliate	5,413	(2,388)	(1,662)
Inventories	65,588	(64,790)	(29,778)
Broker margin deposits	12,805	(19,700)	(5,085)
Prepaid expenses, all other current assets and other assets	(35,495)	14,413	(15,912)
Accounts payable	(165,513)	64,407	(4,433)
Trustee taxes payable	(6,334)	319	(15,081)
Change in derivatives	(12,635)	30,030	(31,764)
Accrued expenses, all other current liabilities and other long-term liabilities	31,312	(13,330)	14,488
Net cash provided by operating activities	312,526	94,402	168,856
Cash flows from investing activities
Acquisitions	—	—	(171,620)
Capital expenditures	(76,333)	(82,864)	(69,174)
Seller note issuances	(1,608)	(1,410)	(3,337)
Proceeds from sale of property and equipment	8,213	17,060	18,411
Net cash used in investing activities	(69,728)	(67,214)	(225,720)
Cash flows from financing activities
Net proceeds from issuance of Series A preferred units	—	—	66,366
Net (payments on) borrowings from working capital revolving credit facility	(139,500)	70,600	26,600
Net (payments on) borrowings from revolving credit facility	(70,700)	(27,300)	24,000
Proceeds from senior notes, net	344,750	392,602	—
Repayment of senior notes	(306,501)	(381,886)	—
Repurchase of common units	(291)	—	—
LTIP units withheld for tax obligations	(277)	(657)	(835)
Noncontrolling interest capital contribution	400	—	—
Acquisition of noncontrolling interest	(1,650)	—	—
Distributions to limited partners and general partner	(71,357)	(76,626)	(66,004)
Net cash used in financing activities	(245,126)	(23,267)	50,127
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(2,328)	3,921	(6,737)
Cash and cash equivalents at beginning of year	12,042	8,121	14,858
Cash and cash equivalents at end of year	$9,714	$12,042	$8,121
Supplemental information
Cash paid during the year for interest	$58,638	$67,436	$67,163
Net cash (received) paid during the year for income taxes	$(1,463)	$(5,208)	$653

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
	Partners	Partners	Interest	Income (Loss)	Interest	Equity
Balance at December 31, 2017	$—	$399,399	$(2,978)	$(5,468)	$3,365	$394,318
Issuance of Series A preferred units	66,366	—	—	—	—	66,366
Net income (loss)	2,691	100,181	1,033	—	(1,502)	102,403
Distributions to limited partners and general partner	(1,831)	(63,744)	(564)	—	—	(66,139)
Unit-based compensation	—	2,738	—	—	—	2,738
Other comprehensive income	—	—	—	208	—	208
LTIP units withheld for tax obligations	—	(835)	—	—	—	(835)
Dividends on repurchased units	—	135	—	—	—	135
Balance at December 31, 2018	67,226	437,874	(2,509)	(5,260)	1,863	499,194
Net income (loss)	6,728	27,760	1,379	—	(689)	35,178
Distributions to limited partners and general partner	(6,728)	(69,522)	(1,490)	—	—	(77,740)
Unit-based compensation	—	1,966	—	—	—	1,966
Other comprehensive income	—	—	—	184	—	184
LTIP units withheld for tax obligations	—	(657)	—	—	—	(657)
Dividends on repurchased units	—	1,114	—	—	—	1,114
Balance at December 31, 2019	67,226	398,535	(2,620)	(5,076)	1,174	459,239
Net income (loss)	6,728	94,083	1,399	—	(528)	101,682
Noncontrolling interest capital contribution	—	—	—	—	400	400
Acquisition of noncontrolling interest	—	(604)	—	—	(1,046)	(1,650)
Distributions to limited partners and general partner	(6,728)	(63,826)	(948)	—	—	(71,502)
Unit-based compensation	—	1,077	—	—	—	1,077
Other comprehensive income	—	—	—	6,676	—	6,676
Repurchase of common units	—	(291)	—	—	—	(291)
LTIP units withheld for tax obligations	—	(277)	—	—	—	(277)
Dividends on repurchased units	—	145	—	—	—	145
Balance at December 31, 2020	$67,226	$428,842	$(2,169)	$1,600	$—	$495,499

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2020, the Partnership had a portfolio of 1,548 owned, leased and/or supplied gasoline stations, including 277 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of December 31, 2020, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 5,238,654 common units, representing a 15.4% limited partner interest.

2020 Events

COVID-19 Pandemic—The COVID-19 pandemic has continued to make its presence felt at home, in the office workplace and at the Partnership’s retail sites and terminal locations. The Partnership has successfully executed its business continuity plans and at this time in-office employees continue to work remotely. The Partnership remains active in responding to the challenges posed by the COVID-19 pandemic and continues to provide essential products and services while prioritizing the safety of its employees, customers and vendors in the communities where the Partnership operates.

Purchase Agreement—On December 14, 2020, the Partnership announced the signing of an agreement to purchase retail fuel and convenience store assets from Connecticut-based Consumers Petroleum of Connecticut, Incorporated. The acquisition includes 27 company-operated gasoline stations with “Wheels”-branded convenience stores in Connecticut. The transaction also includes fuel supply agreements for approximately 25 gasoline stations located in Connecticut and New York. The stations market fuel under the Citgo and Sunoco brands. The purchase is expected to close in the first half of 2021 subject to regulatory approvals and other customary closing conditions.

2029 Notes Offering and 2023 Notes Redemption—On October 7, 2020, the Partnership and GLP Finance Corp. (the “Issuers”) issued $350.0 million aggregate principal amount of 6.875% senior notes due 2029 (the “2029 Notes”) to several initial purchasers (the “2029 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Partnership used the net proceeds from the offering to fund the redemption of its 7.00% senior notes due 2023 (the “2023 Notes”) and to repay a portion of the borrowings outstanding under its credit agreement. The redemption of the 2023 Notes occurred on October 23, 2020.

On February 1, 2021, the Partnership completed an exchange offer whereby holders of the 2029 Notes

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchanged all of the 2029 Notes for an equivalent amount of senior notes registered under the Securities Act. The exchange notes are substantially identical to the 2029 Notes, except that the exchange notes are not subject to the restrictions on transfers or to any increase in annual interest rates for failure to comply with the 2029 Notes Registration Rights Agreement (defined below). Please read Note 8 for additional information on the 2029 Notes.

Amended Credit Agreement—On May 7, 2020, the Partnership and certain of its subsidiaries entered into the fourth amendment to the Partnership’s third amended and restated credit agreement which, among other things, provides temporary adjustments to certain covenants and reduced the total aggregate commitment by $130.0 million. Please read Note 8 additional information.

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

The accompanying consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

In connection with the terms of an agreement between the Partnership and the minority members of Basin Transload, on September 29, 2020, the Partnership acquired the minority members’ collective 40% interest in Basin Transload (see Note 23, “Legal Proceedings” for additional information).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts of revenues and expenses during the reporting period. The COVID-19 pandemic across the United States and the responses of governmental bodies (federal, state and municipal), companies and individuals, including mandated and/or voluntary restrictions to mitigate the spread of the virus, have caused a significant economic downturn. The uncertainty surrounding the short and long-term impact of COVID-19, including the inability to project the timing of an economic recovery, may have an impact on the Partnership’s use of estimates. Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination and identification of associated goodwill and intangible assets, (ii) fair value of derivative instruments, (iii) accruals and contingent liabilities, (iv) allowance for credit losses, (v) assumptions used to evaluate goodwill, property and equipment and intangibles for impairment, (vi) environmental and asset retirement obligation provisions, and (vii) weighted average discount rate used in lease accounting. Although the Partnership believes its estimates are reasonable, actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The carrying value of cash and cash equivalents, including broker margin accounts, approximates fair value.

Accounts Receivable

The Partnership’s accounts receivable primarily results from sales of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil to its customers. The majority of the Partnership’s accounts receivable relates to its petroleum marketing activities that can generally be described as high volume and low margin activities. The Partnership makes a determination of the amount, if any, of a line of credit it may extend to a customer based on the form and amount of financial performance assurances the Partnership requires. Such financial assurances are commonly provided to the Partnership in the form of standby letters of credit, personal guarantees or corporate guarantees.

The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2020 and 2019, substantially all of the Partnership’s accounts receivable were classified as current assets and there were no non-standard payment terms.

Allowance for Credit Losses

The Partnership is exposed to credit losses primarily through its sales of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil. Concentration of credit risk with respect to trade receivables are limited due to the Partnership’s customer base being large and diverse. The Partnership assesses each counterparty’s ability to pay for the products the Partnership sells by conducting a credit review. This credit review considers the Partnership’s expected billing exposure and timing for payment and the counterparty’s established credit rating or, in the case when a credit rating is not available, the Partnership’s assessment of the counterparty’s creditworthiness based on the Partnership’s analysis of the counterparty’s financial statements. The Partnership also considers contract terms and conditions and business strategy in its evaluation. A credit limit is established for each counterparty based on the outcome of this review. The Partnership may require collateralized asset support in the form of standby letters of credit, personal or corporate guarantees and/or a prepayment to mitigate credit risk.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reconciliations, dispute resolutions and payment confirmations. The Partnership utilizes internal legal counsel or collection agencies and outside legal counsel to pursue recovery of defaulted receivables.

Based on an aging analysis at December 31, 2020, approximately 99% of the Partnership’s accounts receivable were outstanding less than 30 days.

The following table presents changes in the credit loss allowance for the years ended December 31 (in thousands):

			Write-offs
	Balance at	Current	Charged			Balance
	Beginning	Period	Against Allowance	Recoveries	Other	at End
Description	of Period	Provision	for Credit Losses	Collected	Adjustment	of Period
Year ended December 31, 2020
Credit loss allowance—accounts receivable	$2,729	$710	$(1,054)	$170	$—	$2,555
Year ended December 31, 2019
Credit loss allowance—accounts receivable	$2,433	$177	$(388)	$507	$—	$2,729
Year ended December 31, 2018
Credit loss allowance—accounts receivable	$4,605	$754	$(2,947)	$—	$21	$2,433

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

Inventories consisted of the following at December 31 (in thousands):

	2020	2019
Distillates: home heating oil, diesel and kerosene	$206,177	$222,202
Gasoline	98,747	120,958
Gasoline blendstocks	27,468	39,702
Crude oil	6,181	16,018
Residual oil	21,159	26,521
Propane and other	39	1,356
Renewable identification numbers (RINs)	2,332	1,329
Convenience store inventory	22,329	22,396
Total	$384,432	$450,482

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable and amounted to $3.0 million and $9.2 million at December 31, 2020 and 2019, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $9.8 million and $17.6 million at December 31, 2020 and 2019, respectively. Exchange transactions are valued using current carrying costs.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Minor expenditures for routine maintenance, repairs and renewals are charged to expense as incurred, and major improvements that extend the useful lives of the related assets are capitalized. Depreciation related to the Partnership’s terminal assets and gasoline stations is charged to cost of sales and all other depreciation is charged to selling, general and administrative expenses. Depreciation is charged over the estimated useful lives of the applicable assets using straight-line methods, and accelerated methods are used for income tax purposes. When applicable and based on policy, which considers the construction period and project cost, the Partnership capitalizes interest on qualified long-term projects and depreciates it over the life of the related asset.

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

Goodwill and Long-Lived Asset Impairment

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Partnership has concluded that its operating segments are also its reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with the Partnership’s disposition activities of Gasoline Distribution and Station Operation (“GDSO”) sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under ASC 805. The GDSO reporting unit’s goodwill that was derecognized related to the disposition of sites that met the definition of a business was $0.9 million, $2.9 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively (see Note 7).

All of the Partnership’s goodwill is allocated to the GDSO segment. During 2020, 2019 and 2018, the Partnership completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro-economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the Partnership’s assessment, no impairment was identified.

Evaluation of Long-Lived Asset Impairment

Accounting and reporting guidance for long-lived assets requires that a long-lived asset (group) be reviewed for impairment when events or changes in circumstances indicate that the carrying amount might not be recoverable. Accordingly, the Partnership evaluates long-lived assets for impairment whenever indicators of impairment are identified. If indicators of impairment are present, the Partnership assesses impairment by comparing the undiscounted projected future cash flows from the long-lived assets to their carrying value. If the undiscounted cash flows are less than the carrying value, the long-lived assets will be reduced to their fair value.

The Partnership recognized an impairment charge relating to certain right-of-use assets in the amount of $1.9 million for the year ended December 31, 2020, of which $1.7 million was allocated to the Wholesale segment and $0.2 million was allocated to the GDSO segment. This impairment charge is included in long-lived asset impairment in the accompanying statement of operations. The Partnership had no impairment charges relating to right-of-use assets for the years ended December 31, 2019 and 2018.

The Partnership recognized an impairment charge relating to long-lived assets used at certain gasoline stations and convenience stores in the amount of $0.3 million, $2.0 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in long-lived asset impairment in the accompanying statements of operations. These assets are allocated to the GDSO segment.

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

.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs. The liability for an asset retirement obligation is

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory requirements for UST removal or policy. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Partnership had approximately $8.3 million and $8.0 million in total asset retirement obligations at December 31, 2020 and 2019, respectively, which are included in other long-term liabilities in the accompanying consolidated balance sheets.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During each of 2019 and 2018, the Partnership was released from certain of its obligations under the Services Agreement, which resulted in a reduction of the remaining accrued incremental costs of $0.5 million and $3.5 million for the years ended December 31, 2019 and 2018, respectively, which benefit is included in lease exit and termination gain in the accompanying statements of operations. The remaining accrued incremental costs were $0.4 million at December 31, 2020.

Revenue Recognition

The Partnership’s sales relate primarily to the sale of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. The Partnership may also provide for shipping costs at the time of sale, which are included in cost of sales.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Trustee Taxes

The Partnership collects trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. Examples of trustee taxes include, among other things, motor fuel excise tax and sales and use tax. As such, it is the Partnership’s policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities. The Partnership may be subject to audits of its state and federal tax returns for trustee taxes.

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, the Partnership recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011. Based upon the significant passage of time from that 2011 expiration date, including underlying statutes of limitation, as of January 31, 2018 the Partnership determined that the liability was no longer required. The liability had historically been included in trustee taxes in the accompanying consolidated balance sheets. The recognition of this one-time income item, which is included in gain on trustee taxes in the accompanying consolidated statement of operations for the year ended December 31, 2018, did not impact cash flows from operations for the year ended December 31, 2018.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the years ended December 31:

	2020	2019	2018
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	70%	75%	74%
Distillates (home heating oil, diesel and kerosene), residual oil and propane sales	24%	21%	22%
Crude oil sales and crude oil logistics revenue	1%	1%	1%
Convenience store sales, rental income and sundries	5%	3%	3%
Total	100%	100%	100%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Partnership’s product margin (product sales minus product costs) by segment as a percentage of the consolidated product margin for the years ended December 31:

	2020	2019	2018
Wholesale segment	23%	16%	19%
Gasoline Distribution and Station Operations segment	75%	80%	78%
Commercial segment	2%	4%	3%
Total	100%	100%	100%

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

Derivatives Not Accounted for as Hedges – The Partnership utilizes petroleum and ethanol commodity contracts to hedge price and currency risk in certain commodity inventories and physical forward contracts.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common units outstanding as reported in the accompanying consolidated financial statements at December 31, 2020 and 2019 excludes 29,383 and 128,170 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 17). These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). The Series A preferred units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to Series A preferred unitholders) for purposes of computing net income per common limited partner unit for the years presented (in thousands, except per unit data):

	Year Ended December 31, 2020
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$102,210	$100,811	$1,399	$—
Declared distribution	$65,823	$64,676	$433	$714
Assumed allocation of undistributed net income	36,387	36,135	252	—
Assumed allocation of net income	$102,210	$100,811	$685	$714
Less net income attributable to Series A preferred limited partners		6,728
Net income attributable to common limited partners		$94,083
Denominator:
Basic weighted average common units outstanding		33,907
Dilutive effect of phantom units		401
Diluted weighted average common units outstanding		34,308
Basic net income per common limited partner unit		$2.77
Diluted net income per common limited partner unit		$2.74

	Year Ended December 31, 2019
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$35,867	$34,488	$1,379	$—
Declared distribution	$71,988	$70,372	$477	$1,139
Assumed allocation of undistributed net loss	(36,121)	(35,884)	(237)	—
Assumed allocation of net income	$35,867	$34,488	$240	$1,139
Less net income attributable to Series A preferred limited partners		6,728
Net income attributable to common limited partners		$27,760
Denominator:
Basic weighted average common units outstanding		33,810
Dilutive effect of phantom units		529
Diluted weighted average common units outstanding		34,339
Basic net income per common limited partner unit		$0.82
Diluted net income per common limited partner unit		$0.81

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$103,905	$102,872	$1,033	$—
Declared distribution	$65,794	$65,019	$439	$336
Assumed allocation of undistributed net income	38,111	37,853	258	—
Assumed allocation of net income	$103,905	$102,872	$697	$336
Less net income attributable to Series A preferred limited partners		2,691
Net income attributable to common limited partners		$100,181
Denominator:
Basic weighted average common units outstanding		33,701
Dilutive effect of phantom units		271
Diluted weighted average common units outstanding		33,972
Basic net income per common limited partner unit		$2.97
Diluted net income per common limited partner unit		$2.95

The board of directors of the General Partner declared the following quarterly cash distributions on its common units for the four quarters ended December 31, 2020:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 27, 2020	$0.39375	March 31, 2020
July 31, 2020	$0.45875	June 30, 2020
October 26, 2020	$0.50000	September 30, 2020
January 26, 2021	$0.55000	December 31, 2020

The board of directors of the General Partner declared the following quarterly cash distributions on its Series A preferred units earned during 2020:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 16, 2020	$0.609375	February 15, 2020 - May 14, 2020
July 20, 2020	$0.609375	May 15, 2020 - August 14, 2020
October 19, 2020	$0.609375	August 15, 2020 - November 14, 2020
January 19, 2021	$0.609375	November 15, 2020 - February 14, 2021

See Note 18, “Partners’ Equity, Allocations and Cash Distributions” for further information.

Accounting Standards or Updates Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles – Goodwill and Other–Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license. The Partnership adopted this standard on January 1, 2020 with no material impact on the Partnership’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement,” which amends existing guidance on disclosure requirements for fair value measurements. This standard

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” and has modified the standard thereafter, now codified as ASC 326. ASC 326 requires that for most financial assets, losses be based on an expected loss approach, which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. The Partnership adopted this standard on January 1, 2020 using the modified retrospective transition method. The adoption of this standard did not materially impact the measurement of the Partnership’s credit loss recognition and, therefore, did not have a material impact on the recognition of expected credit losses on the Partnership’s consolidated financial statements. See “—Allowance for Credit Losses.”

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

The following table presents supplemental balance sheet information related to leases at December 31 (in thousands):

Assets:	Balance Sheet Location	2020	2019
Right-of-use assets - operating	Right-of-use assets, net	$290,506	$296,746

Liabilities:
Current lease liability - operating	Lease liability - current portion	$75,376	68,160
Noncurrent lease liability - operating	Lease liability - less current portion	226,648	239,349
Total lease liability		$302,024	$307,509

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lessee Lease Arrangements

The following table presents the components of lease cost for the years ended December 31 (in thousands):

Statement of operations location:	2020	2019
Cost of sales (a)	$47,703	$57,369
Selling, general and administrative expenses	2,897	3,094
Operating expenses (b)	51,130	50,904
Total lease cost	$101,730	$111,367
(a)	Includes short-term lease costs of $3.1 million and $2.5 million for 2020 and 2019, respectively.
(b)	Includes variable lease cost of $6.1 million and $6.7 million for 2020 and 2019, respectively, and short-term leases costs which were immaterial for both 2020 and 2019.

Operating lease costs included in cost of sales are primarily associated with leases of barges and railcars and dedicated storage facility lease arrangements. Operating lease costs included in operating expenses are primarily associated with the leases of gasoline stations and convenience stores and terminal lease arrangements where the Partnership is responsible for operating the terminal facility. Operating lease costs included in selling, general and administrative expenses are primarily associated with the leases of office space, computers and automobiles.

The future minimum lease payments to be paid under operating leases in effect and included in the calculation of lease liabilities at December 31, 2020 were as follows (in thousands):

2021	$92,926
2022	65,847
2023	52,401
2024	40,904
2025	33,144
Thereafter	94,933
Total lease payments	380,155
Less imputed interest	78,131
Total lease liabilities	$302,024
Current portion	$75,376
Long-term portion	226,648
Total lease liabilities	$302,024

The future minimum lease payments include $27.2 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $2.9 million in lease payments that were not fixed at lease commencement or lease modification and $1.0 million related to minimum lease payments for leases that are less than one year.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lessor Lease Arrangements

The following table presents the components of lease revenue for the years ended December 31 (in thousands):

Statement of operations location:	2020	2019
Sales (a)(b)	$73,266	$74,184
(a)	Lease revenue includes sub-lessor rental income from leased properties of $39.0 million and $38.3 million for 2020 and 2019, respectively, where the Partnership is the lessee of the property.
(b)	Includes variable lease revenue of $4.6 million and $6.4 million for 2020 and 2019, respectively, and short-term lease revenue which was immaterial for both 2020 and 2019.

The future minimum lease payments to be received under operating leases in effect at December 31, 2020 were as follows (in thousands):

2021	$67,508
2022	39,516
2023	23,200
2024	12,803
2025	11,042
Thereafter	7,371
Total	$161,440

Supplemental Information Related to Lease Arrangements

At December 31, 2020, the weighted average non-cancellable lease term was 6.3 years and the weighted average discount rate was 6.46%. The following table presents supplemental information related to leases for the years ended December 31 (in thousands):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$96,096	$105,366
Right-of-use assets obtained in exchange for new lease liabilities	$65,045	$54,313

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Year Ended December 31, 2020
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$1,268,413	$2,545,616	$441,451	$4,255,480
Station operations	—	359,989	—	359,989
Total revenue from contracts with customers	1,268,413	2,905,605	441,451	4,615,469
Other sales:
Revenue originating as physical forward contracts and exchanges	3,308,448	—	324,416	3,632,864
Revenue from leases	2,214	71,052	—	73,266
Total other sales	3,310,662	71,052	324,416	3,706,130
Total sales	$4,579,075	$2,976,657	$765,867	$8,321,599

	Year Ended December 31, 2019
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$1,681,426	$3,806,892	$794,082	$6,282,400
Station operations	—	394,679	—	394,679
Total revenue from contracts with customers	1,681,426	4,201,571	794,082	6,677,079
Other sales:
Revenue originating as physical forward contracts and exchanges	5,746,338	—	584,129	6,330,467
Revenue from leases	2,102	72,082	—	74,184
Total other sales	5,748,440	72,082	584,129	6,404,651
Total sales	$7,429,866	$4,273,653	$1,378,211	$13,081,730

	Year Ended December 31, 2018
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$1,580,156	$4,081,498	$769,271	$6,430,925
Station operations	—	355,656	—	355,656
Total revenue from contracts with customers	1,580,156	4,437,154	769,271	6,786,581
Other sales:
Revenue originating as physical forward contracts and exchanges	5,308,613	—	503,832	5,812,445
Revenue from leases	2,021	71,555	—	73,576
Total other sales	5,310,634	71,555	503,832	5,886,021
Total sales	$6,890,790	$4,508,709	$1,273,103	$12,672,602

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both December 31, 2020 and 2019.

Note 5. Goodwill and Intangible Assets

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2019	$324,474
Dispositions (1)	(909)
Balance at December 31, 2020	$323,565
(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets (see Note 7).

Intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets	Period
At December 31, 2020
Intangible assets subject to amortization:
Terminalling services	$26,365	$(17,765)	$8,600	20 years
Customer relationships	43,986	(42,065)	1,921	2-15 years
Supply contracts	87,578	(62,881)	24,697	5-15 years
Other intangible assets	5,195	(4,488)	707	3-20 years
Total intangible assets	$163,124	$(127,199)	$35,925
At December 31, 2019
Intangible assets subject to amortization:
Terminalling services	$26,365	$(16,429)	$9,936	20 years
Customer relationships	43,986	(41,630)	2,356	2-15 years
Supply contracts	87,578	(54,655)	32,923	5-15 years
Other intangible assets	5,195	(3,645)	1,550	3-20 years
Total intangible assets	$163,124	$(116,359)	$46,765

The aggregate amortization expense was approximately $10.8 million, $11.4 million and $11.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2021	$10,434
2022	7,200
2023	6,768
2024	5,101
2025	2,620
Thereafter	3,802
Total intangible assets	$35,925

Note 6. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2020	2019
Buildings and improvements	$1,243,460	$1,196,502
Land	449,840	452,104
Fixtures and equipment	36,352	46,848
Idle plant assets	30,500	30,500
Construction in process	42,428	27,951
Capitalized internal use software	30,534	33,502
Total property and equipment	1,833,114	1,787,407
Less accumulated depreciation	750,628	682,544
Total	$1,082,486	$1,104,863

Property and equipment includes assets held for sale of $1.7 million and $4.6 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, the Partnership had a $41.8 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at December 31, 2020 and 2019.

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

Construction in process in 2020 included $33.0 million in costs related to the Partnership’s gasoline stations and $9.4 million in costs related to the Partnership’s terminals.

Construction in process in 2019 included $23.1 million in costs related to the Partnership’s gasoline stations and $4.8 million in costs related to the Partnership’s terminals.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation

Depreciation expense allocated to cost of sales was approximately $81.1 million, $87.9 million and $86.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Depreciation expense allocated to selling, general and administrative expenses was approximately $8.1 million, $8.8 million and $9.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 7. Sale and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the years ended December 31 (in thousands):

	2020	2019	2018
Periodic divestiture of gasoline stations	(1,047)	(2,481)	(263)
Strategic asset divestiture program - Real estate firm coordinated sale	(252)	(2,046)	995
Loss on assets held for sale	964	1,660	4,650
Other	610	137	498
Total	$275	$(2,730)	$5,880

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations. The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to ($1.0 million), ($2.5 million) and ($0.3 million) for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Real Estate Firm Coordinated Sales—The Partnership retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites. The Partnership sold 5 sites during the year ended December 31, 2020. The Partnership recognized a gain of ($0.3 million) on the sales of these sites for the year ended December 31, 2020, including the derecognition of $0.9 million of GDSO goodwill.

The Partnership recognized a (gain) loss of ($2.0 million) and $1.0 million on the sales of sites for the years ended December 31, 2019 and 2018, respectively, including the derecognition of $2.9 million and $3.9 million of GDSO goodwill for these respective periods.

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale. Impairment charges related to assets held for sale are included in net loss (gain) on sale and disposition of assets in the accompanying consolidated

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations.

The Partnership classified 4 sites as held for sale at December 31, 2020 associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales discussed above. The Partnership recorded impairment charges related to these assets held for sale in the amount of $1.0 million for the year ended December 31, 2020.

The Partnership recorded impairment charges related to assets held for sale associated with the periodic divestiture of gasoline station sites and the real estate firm coordinated sales in the amount of $1.7 million and $4.7 million for the years ended December 31, 2019 and 2018, respectively.

Assets held for sale of $1.7 million and $4.6 million at December 31, 2020 and 2019, respectively, are included in property and equipment in the accompanying consolidated balance sheets. Assets held for sale are expected to be sold within the next 12 months.

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

Note 8. Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.17 billion senior secured credit facility (the “Credit Agreement”). The Credit Agreement matures on April 29, 2022.

There are two facilities under the Credit Agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $770.0 million; and
●	a $400 million revolving credit facility to be used for general corporate purposes.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions then applicable to the Credit Agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.47 billion. Any such request for an increase must be in a minimum amount of $25.0 million. The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.17 billion.

In addition, the Credit Agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $75.0 million and (b) the Aggregate WC Commitments (as defined in the Credit Agreement). Swing line loans will bear interest at the Base Rate (as defined in the Credit Agreement). The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.17 billion.

Availability under the working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Under the Credit

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurocurrency rate subject to a floor of 0.75% plus 2.125% to 2.625%, (2) the cost of funds rate subject to a floor of 0.50% plus 2.125% to 2.625%, or (3) the base rate plus 1.125% to 1.625%, each depending on the Utilization Amount (as defined in the Credit Agreement). Borrowings under the revolving credit facility bear interest at (1) the Eurocurrency rate subject to a floor of 0.75% plus 1.75% to 3.25%, (2) the cost of funds rate subject to a floor of 0.50% plus 1.75% to 3.25%, or (3) the base rate plus 0.75% to 2.25%, each depending on the Combined Total Leverage Ratio (as defined in the Credit Agreement).

The average interest rates for the Credit Agreement were 2.9%, 4.3% and 4.0% for the years ended December 31, 2020, 2019 and 2018, respectively.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.35% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at December 31, 2020, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $34.4 million as the current portion at December 31, 2020, representing the amount the Partnership expects to pay down over the next twelve months. The long-term portion of the working capital revolving credit facility was $150.0 million and $175.0 million at December 31, 2020 and 2019, respectively, and the current portion was $34.4 million and $148.9 million at December 31, 2020 and 2019, respectively. The decrease in total borrowings under the working capital revolving credit facility of $139.5 million from December 31, 2019 was in part due to lower prices.

As of December 31, 2020, the Partnership had total borrowings outstanding under the Credit Agreement of $306.4 million, including $122.0 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $85.1 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $778.5 million and $660.2 million at December 31, 2020 and 2019, respectively.

The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership’s wholly-owned subsidiaries and is guaranteed by the Partnership and its subsidiaries, Bursaw Oil LLC, Global Partners Energy Canada ULC, Warex Terminals Corporation, Drake Petroleum Company, Inc., Puritan Oil Company, Inc., Maryland Oil Company, Inc. and Basin Transload, LLC.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2020. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement). In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2020, the Partnership capitalized additional financing fees of $7.7 million, consisting of $6.5 million in connection with the issuance of the 2029 Notes and $1.2 million in connection with the amendment to the Credit Agreement (discussed below). The Partnership had unamortized deferred financing fees of $17.9 million and $18.0 million at December 31, 2020 and 2019, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $4.8 million and $7.8 million at December 31, 2020 and 2019, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $12.4 million and $9.5 million at December 31, 2020 and 2019, respectively. Unamortized fees related to the Sale-Leaseback Transaction (defined below) are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.7 million at both December 31, 2020 and 2019.

On May 7, 2020, the Partnership entered into the Fourth Amendment to Third Amended and Restated Credit Agreement which, among other things, (i) increased by 0.125% the applicable rate under the working capital facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit; (ii) added two pricing levels under the revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit; (iii) added a Eurocurrency rate floor of 0.75% and a cost of funds rate floor of 0.50%; (iv) for the four (4) quarters commencing with the quarter ended June 30, 2020, (a) increased Combined Total Leverage Ratio covenant levels and (b) reduced the Combined Interest Coverage Ratio covenant levels; and (v) reduced the aggregate commitments under the facilities by 10%, with the commitments under the working capital facility reduced to $770.0 million from $850.0 million and the commitments under the revolving credit facility reduced to $400.0 million from $450.0 million. As a result, the Partnership incurred expenses of approximately $0.7 million associated with the write-off of a portion of the related deferred financing fees. These

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses are included in interest expense in the accompanying consolidated statement of operations for year ended December 31, 2020.

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

Amortization expense of approximately $5.2 million, $5.0 million and $5.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the years ended December 31 (in thousands):

	2020	2019	2018
Borrowings from working capital revolving credit facility	$1,398,300	$1,758,700	$2,002,700
Payments on working capital revolving credit facility	(1,537,800)	(1,688,100)	(1,976,100)
Net (payments on) borrowings from working capital revolving credit facility	$(139,500)	$70,600	$26,600
Borrowings from revolving credit facility	$50,000	$—	$166,000
Payments on revolving credit facility	(120,700)	(27,300)	(142,000)
Net (payments on) borrowings from revolving credit facility	$(70,700)	$(27,300)	$24,000

Senior Notes

6.875% Senior Notes Due 2029

On October 7, 2020, the Issuers issued $350.0 million aggregate principal amount of 6.875% senior notes due 2029 to the 2029 Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act. The Partnership used the net proceeds from the offering to fund the redemption of its 2023 Notes and to repay a portion of the borrowings outstanding under its Credit Agreement. The redemption of the 2023 Notes occurred on October 23, 2020.

As a result of the redemption of the 2023 Notes, the Partnership recorded a $7.2 million loss from the early extinguishment of debt for the year ended December 31, 2020, consisting of a $5.3 million cash call premium and a $1.9 million non-cash write-off of remaining unamortized deferred financing fees.

2029 Notes Indenture

In connection with the private placement of the 2029 Notes on October 7, 2020, the Issuers and the subsidiary guarantors and Regions Bank, as trustee, entered into an indenture as supplemented by the First Supplemental Indenture dated October 28, 2020 (the “2029 Notes Indenture”).

The 2029 Notes mature on January 15, 2029 with interest accruing at a rate of 6.875% per annum. Interest is

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Issuers have the option to redeem up to 35% of the 2029 Notes prior to October 15, 2023 at a redemption price (expressed as a percentage of principal amount) of 106.875% plus accrued and unpaid interest, if any. The Issuers have the option to redeem the 2029 Notes, in whole or in part, at any time on or after January 15, 2024, at the redemption prices of 103.438% for the twelve-month period beginning on January 15, 2024, 102.292% for the twelve-month period beginning January 15, 2025, 101.146% for the twelve-month period beginning January 15, 2026, and 100% beginning on January 15, 2027 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, prior to January 15, 2024, the Issuers may redeem all or any part of the 2029 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2029 Notes may require the Issuers to repurchase the 2029 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2029 Notes Indenture) at the prices and on the terms specified in the 2029 Notes Indenture.

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

2029 Notes Registration Rights Agreement

On October 7, 2020, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “2029 Notes Registration Rights Agreement”) with the 2029 Notes Initial Purchasers in connection with the Issuers’ private placement of the 2029 Notes. Pursuant to the 2029 Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors completed an exchange of the 2029 Notes for an issue of notes with terms identical to the 2029 Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 2029 Notes Registration Rights Agreement) that are registered under the Securities Act on February 1, 2021. All of the 2029 Notes were exchanged for SEC-registered notes.

7.00% Senior Notes Due 2027

On July 31, 2019, the Issuers issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 (the “2027 Notes) to several initial purchasers (the “2027 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act. The Partnership used the net proceeds from the offering to fund the repurchase of its 6.25% senior notes due 2022 (the “2022 Notes”) in a tender offer and to repay a portion of the borrowings outstanding under its Credit Agreement. The redemption of the 2022 Notes occurred on August 30, 2019.

As a result of the repurchase of the 2022 Notes, the Partnership recorded a $13.1 million loss from early extinguishment of debt for the year ended December 31, 2019, consisting of a $6.9 million cash call premium and a

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.2 million non-cash write-off of remaining unamortized original issue discount and deferred financing fees.

2027 Notes Indenture

In connection with the private placement of the 2027 Notes on July 31, 2019, the Issuers and the subsidiary guarantors and Regions Bank (as successor trustee to Deutsche Bank Trust Company Americas), as trustee, entered into an indenture as supplemented by the First Supplemental Indenture dated October 28, 2020 (the “2027 Notes Indenture”).

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

Prior to August 1, 2022, the Issuers have the option to redeem up to 35% of the 2027 Notes in an amount not greater than the net cash proceeds of certain equity offerings at a redemption price (expressed as a percentage of principal amount) of 107% plus accrued and unpaid interest, if any. The Issuers have the option to redeem the 2027 Notes, in whole or in part, at any time on or after August 1, 2022, at the redemption prices of 103.500% for the twelve-month period beginning on August 1, 2022, 102.333% for the twelve-month period beginning August 1, 2023, 101.167% for the twelve-month period beginning August 1, 2024, and 100% beginning on August 1, 2025 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, prior to August 1, 2022, the Issuers may redeem all or any part of the 2027 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2027 Notes may require the Issuers to repurchase the 2027 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2027 Notes Indenture) at the prices and on the terms specified in the 2027 Notes Indenture.

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

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol. In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $9.3 million, $9.3 million and $9.4 million was recorded for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in interest expense in the accompanying consolidated statements of operations. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $10.1 million, $9.9 million and $9.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The financing obligation balance outstanding at December 31, 2020 was $86.1 million associated with the Capitol acquisition.

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

The sale did not meet the criteria for sale accounting as of December 31, 2020 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2020.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated. The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.3 million, $4.4 million and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, and lease rental payments were $4.7 million, $4.6 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The financing obligation balance outstanding at December 31, 2020 was $62.0 million associated with the Sale-Leaseback Transaction.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Derivative Financial Instruments

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at December 31, 2020:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	79,124	Thousands of barrels
Short	(83,216)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	9,844	Thousands of barrels
Short	(6,518)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
	Recognized in Income on
	Derivatives	2020	2019	2018
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(29,338)	$10,640	$5,566

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$25,308	$(10,532)	$(9,686)

Cash Flow Hedges

In 2020, to hedge the Partnership’s cash flow risk relative to certain trends and the fluctuations in commodity prices observed within the GDSO segment, the Partnership entered into exchange-traded commodity swap contracts and designated them as a cash flow hedge of its fuel purchases designed to reduce its cost of fuel if market prices rise through 2021 or increase its cost of fuel if market prices decrease through 2021. The amount of gain (loss) recognized in other comprehensive income for derivatives designated in cash flow hedging relationships was ($9.4 million) for the year ended December 31, 2020. The amount of gain (loss) reclassified from other comprehensive income into cost of sales for derivatives designated in cash flow hedging relationships was $2.3 million for the year ended December 31, 2020. The amount of gain (loss) recognized in other comprehensive income as of December 31, 2020 and expected to be

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassified into earnings within the next 12 months was $7.1 million.

In 2019, the Partnership had no cash flow hedges. In 2018, the Partnership’s cash flow hedges primarily included one interest rate swap used to hedge the variability in cash flows in monthly interest payments due to changes in the one month LIBOR swap curve with respect to $100.0 million of one month LIBOR based borrowings on the credit facility at a fixed rate of 1.819%. The swap expired on October 2, 2018. The amount of gain (loss) recognized in other comprehensive income as effective for derivatives designated in cash flow hedging relationships $0.1 million for the year ended December 31, 2018. The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for the year ended December 31, 2018.

Derivatives Not Accounted for as Hedges

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
Derivatives not designated as	Recognized in
hedging instruments	Income on Derivatives	2020	2019	2018
Commodity contracts	Cost of sales	$10,164	$14,528	$3,783

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at December 31, 2020 and 2019 (in thousands):

		December 31, 2020
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$7,628	$72,424	$80,052
Forward derivative contracts (1)	Derivative assets	—	16,556	16,556
Total asset derivatives		$7,628	$88,980	$96,608

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(7,183)	$(93,874)	$(101,057)
Forward derivative contracts (1)	Derivative liabilities	—	(12,055)	(12,055)
Total liability derivatives		$(7,183)	$(105,929)	$(113,112)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2019
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$31,645	$31,645
Forward derivative contracts (1)	Derivative assets	—	4,564	4,564
Total asset derivatives		$—	$36,209	$36,209

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(3,838)	$(26,354)	$(30,192)
Forward derivative contracts (1)	Derivative liabilities	—	(12,698)	(12,698)
Total liability derivatives		$(3,838)	$(39,052)	$(42,890)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Note 10. Fair Value Measurements

Recurring Fair Value Measures

Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables present, by level within the fair value hierarchy, the Partnership’s financial

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Fair Value at December 31, 2020
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$16,124	$432	$—	$16,556
Exchange-traded/cleared derivative instruments (2)	(21,005)	—	—	42,666	21,661
Pension plans	19,495	—	—	—	19,495
Total assets	$(1,510)	$16,124	$432	$42,666	$57,712

Liabilities:
Forward derivative contracts (1)	$—	$(11,970)	$(85)	$—	$(12,055)

	Fair Value at December 31, 2019
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$4,002	$562	$—	$4,564
Exchange-traded/cleared derivative instruments (2)	1,453	—	—	33,013	34,466
Pension plans	17,099	—	—	—	17,099
Total assets	$18,552	$4,002	$562	$33,013	$56,129

Liabilities:
Forward derivative contracts (1)	$—	$(12,112)	$(586)	$—	$(12,698)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data. Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches. The fair value of the Level 2 interest rate instruments was derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements using expected cash flow models. The Partnership has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2020 and 2019.

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

	2020		2019
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2023	$—	$—	$300,000	$309,000
7.00% senior notes due 2027	$400,000	$427,000	$400,000	$423,000
6.875% senior notes due 2029	$350,000	$378,000	$—	$—

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

The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants. The estimated range and weighted average for these inputs include the following:

	December 31, 2020			December 31, 2019
	Low	High	Weighted	Low	High	Weighted
Product	($ per barrel)	($ per barrel)	Average	($ per barrel)	($ per barrel)	Average
Crude oil	$(4.25)	$(3.15)	$(3.61)	$(4.95)	$(3.25)	$(4.88)

The respective weighted averages were calculated by weighting the contractual volumes of the location basis, transportation and throughput costs net of an estimated margin for current market participants. Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 9.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at December 31 (in thousands):

Fair value at December 31, 2019	$(24)
Derivatives entered into during the period	432
Derivatives sold during the period	(85)
Realized gains (losses) recorded in cost of sales	24
Fair value at December 31, 2020	$347

The Partnership’s policy is to recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period. The Partnership also excludes any activity for derivative instruments that were not classified as Level 3 at either the beginning or end of the reporting period.

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 2 for a discussion of the Partnership’s losses on impairment of assets and Note 7 for assets held for sale.

Note 11. Commitments and Contingencies

The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

Purchase Commitments

The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2020, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2020 (in thousands of gallons):

2021	462,523
2022	291,537
2023	234,478
2024	254,736
2025	212,086
Thereafter	22,950
Total	1,478,310

Brand Fee Agreement

The Partnership entered into a brand fee agreement with ExxonMobil Corporation (“ExxonMobil”) which entitles the Partnership to operate retail gasoline stations under the Mobil-branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the gasoline stations acquired from ExxonMobil in 2010, are due on a monthly basis. The following provides total future minimum payments under the agreement with non-cancellable terms of one year or more at December 31, 2020 (in thousands):

2021	$9,000
2022	9,000
2023	9,000
2024	9,000
2025	6,000
Total	$42,000

Total expenses reflected in cost of sales related to this agreement were approximately $9.0 million for each of the years ended December 31, 2020, 2019 and 2018.

Other Commitments

In June 2014, the Partnership entered into a pipeline connection agreement with Meadowlark Midstream Company, LLC (“Meadowlark”) whereby Meadowlark would construct, own, operate and maintain a crude oil pipeline from its Divide County, North Dakota crude oil station to the Partnership’s Basin Transload crude oil storage facility in Columbus, North Dakota. In connection with the agreement, the Partnership was committed to a minimum take-or-pay throughput commitment of approximately $55.0 million over a seven-year period beginning after the commissioning of the pipeline which occurred in December of 2015. At December 31, 2020, the remaining commitment on the take-or-pay commitment was approximately $16.9 million.

In May 2014, the Partnership entered into a pipeline connection agreement with Tesoro High Plains Pipeline Company (“Tesoro High Plains”) whereby Tesoro High Plains would design, engineer, construct and place in service improvements on its pipeline system that will expand its capacity to ship crude oil from points in Dunn and McKenzie Counties, North Dakota to Ramberg Station/Beaver Lodge destination point in Williams County, North Dakota. In connection with this agreement, the Partnership was committed to a minimum take-or-pay throughput commitment of approximately $36.4 million over a seven-year period beginning September 1, 2014. At December 31, 2020, the remaining commitment on the take-or-pay commitment, including a quarterly take-or-pay of $1.5 million, was approximately $4.0 million.

In February 2013, the Partnership assumed natural gas transportation and reservation agreements, which have

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various expiration dates, with Northwest Natural Gas Company (“NW Natural Gas”) and the Northwest Pipeline system (“NW Pipeline”) whereby NW Natural Gas and NW Pipeline provide the Partnership with the transportation and reservation of firm natural gas delivered to the Partnership’s Oregon facility. At December 31, 2020, the remaining commitment on the transportation and reservation agreements over the next five years was approximately $6.0 million.

In February 2013, the Partnership assumed access right agreements with the Port of Columbia County (formerly known as Port of St. Helens) for access rights to the rail spur and dock located at the Partnership’s Oregon facility. The total expense under these agreements amounted to approximately $0.7 million, $0.9 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, the remaining ratable commitment on these access right agreements, with expirations through 2066, was approximately $26.2 million.

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

Note 12. Trustee Taxes and Accrued Expenses and Other Current Liabilities

Trustee Taxes

The Partnership had trustee taxes payable of $36.6 million and $42.9 million in various pass-through taxes collected on behalf of taxing authorities at December 31, 2020 and 2019, respectively.

Volumetric Ethanol Excise Tax Credit—In the first quarter of 2018, the Partnership recognized a one-time income item of approximately $52.6 million as a result of the extinguishment of a contingent liability related to the Volumetric Ethanol Excise Tax Credit, which tax credit program expired in 2011. See Note 2 for additional information.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2020	2019
Barging transportation, product storage and other ancillary cost accruals	$29,392	$35,098
Employee compensation	45,931	28,150
Accrued interest	17,274	12,849
Other	34,177	26,705
Total	$126,774	$102,802

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

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax rate, net of federal tax benefit	2.4%	2.9%	2.8%
Derecognition of goodwill	0.1%	0.5%	0.3%
Benefit of loss carryback	(6.2)%	—%	—%
Partnership income not subject to tax	(17.4)%	(21.4)%	(18.9)%
Effective income tax rate	(0.1)%	3.0%	5.2%

The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2020	2019	2018
Current:
Federal	$(15,942)	$35	$162
State	2,484	1,036	2,706
Foreign	—	—	4
Total current	(13,458)	1,071	2,872
Deferred:
Federal	12,749	815	1,961
State	590	(792)	790
Total deferred	13,339	23	2,751
Total	$(119)	$1,094	$5,623

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of long-term deferred taxes were as follows at December 31 (in thousands):

	2020	2019
Deferred Income Tax Assets
Accounts receivable allowances	$447	$751
Environmental liability	8,276	9,414
Asset retirement obligation	2,210	2,146
Deferred financing obligation	11,198	11,394
Lease liability	43,699	44,578
Other	2,184	1,479
Federal net operating loss carryforwards	6,801	18,505
State net operating loss carryforwards	966	1,134
Tax credit carryforward	1,106	691
Total deferred tax assets, gross	76,887	90,092
Valuation allowance	(3,881)	(3,299)
Total deferred tax assets, net	$73,006	$86,793
Deferred Income Tax Liabilities
Property and equipment	$(75,024)	$(74,031)
Land	(12,162)	(12,353)
Other deferred tax liabilities	(41,665)	(752)
Right of use assets	(373)	(42,536)
Total deferred tax liabilities	$(129,224)	$(129,672)
Net deferred tax liabilities	$(56,218)	$(42,879)

At December 31, 2020, GMG had federal net operating loss carryforwards of approximately $19.9 million which can be carried forward indefinitely. In addition, GMG had state net operating loss carryforwards of approximately $16.6 million, of which $16.2 million will begin to expire in 2026, and $0.4 million which can be carried forward indefinitely.

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

At December 31, 2020, the Partnership had $44.0 million of net deferred tax liabilities (consisting of the $56.2 million total net deferred tax liability less the $12.2 million deferred tax liability relating to land discussed below) relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary differences, certain of which are available to reduce income taxes in future years. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period. The valuation allowance increased by approximately $0.6 million as of December 31, 2020.

At December 31, 2020, the Partnership also had a $12.2 million deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods. It can be used as a source of income to benefit other indefinite lived assets.

The following presents a reconciliation of the differences between income before income tax benefit (expense) benefit and income (loss) subject to income tax expense for the years ended December 31 (in thousands):

	2020	2019	2018
Income before income tax benefit (expense)	$101,563	$36,272	$108,026
Less non—taxable income	84,762	37,001	97,561
Income (loss) income subject to income tax expense	$16,801	$(729)	$10,465

The Partnership made approximately ($1.5 million), ($5.2 million) and $0.7 million in income tax payments, net of refunds received, during 2020, 2019 and 2018, respectively.

The ($1.5 million) in 2020 consists of tax refunds of ($2.9 million), offset by $1.4 million in state income tax payments. The ($5.2 million) in 2019 consists of tax refunds of ($7.6 million) received associated with the Warren Equities, Inc. (“Warren”) amended returns for periods prior to the acquisition of Warren on January 27, 2015 and ($0.2 million) of other tax refunds, offset by $2.6 million in income tax payments. In accordance with the stock purchase agreement between the Partnership and Warren, the Partnership is ultimately not responsible for federal income tax obligations for tax periods prior to and through January 6, 2015. Any tax obligations will be funded by the selling shareholders, and any tax refunds will be remitted to the selling shareholders.

GMG files income tax returns in the United States and various state jurisdictions. With few exceptions, the Partnership is subject to income tax examinations by tax authorities for all years dated back to 2017.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had gross-tax effected unrecognized tax benefits of $0, $1.0 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The liability for unrecognized tax benefits for uncertain tax positions changed by $1.0 million for 2020 from 2019 as a result of closure of various statutes of limitations.

The FASB’s accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2020 (tax years ended December 31, 2020, 2019 and 2018). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. The Partnership classifies interest and penalties related to income taxes as components of its provision for income taxes. The amount of interest and penalties recorded in the accompanying statements of operations was $0, $0.1 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of interest and penalties recorded in the accompanying consolidated balance sheets was $0 and $0.2 million as of December 31, 2020 and 2019, respectively.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides certain tax changes in response to the COVID-19 pandemic, including the temporary removal of certain limitations on the utilization of net operating losses, permitting the carryback of net operating losses generated in 2018, 2019 or 2020 to the five preceding taxable years, increasing the ability to deduct interest expense, deferring the employer share of social security tax payments, as well as amending certain provisions of the previously enacted Tax Cuts and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jobs Act. As a result, the Partnership recognized a benefit of $6.3 million related to the CARES Act net operating loss carryback provisions which is included in income tax benefit in the accompanying statement of operations for the year ended December 31, 2020. On January 15, 2021, the Partnership received cash refunds totaling $15.8 million associated with the carryback of losses generated in 2018 with respect to the 2016 and 2017 tax years. This income tax receivable is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2020.

Note 14. Environmental Liabilities and Renewable Identification Numbers (RINs)

Environmental Liabilities

The Partnership owns or leases properties where refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane are being or may have been handled. These properties and the refined petroleum products, gasoline blendstocks, renewable fuels and crude oil handled thereon may be subject to federal and state environmental laws and regulations. Under such laws and regulations, the Partnership could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to clean up contaminated property arising from the release of liquids, pollutants or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

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

The following table presents a summary roll forward of the Partnership’s environmental liabilities, which were recorded on an undiscounted basis, at December 31, 2020 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	December 31,
Environmental Liability Related to:	2019	2020	2020	2020	2020
Retail gasoline stations	$55,493	$(2,577)	$(1,987)	$(949)	$49,980
Terminals	3,778	(137)	—	—	3,641
Total environmental liabilities	$59,271	$(2,714)	$(1,987)	$(949)	$53,621
Current portion	$5,009				$4,455
Long-term portion	54,262				49,166
Total environmental liabilities	$59,271				$53,621

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $2.6 million and $0.9 million at December 31, 2020 and 2019, respectively.

The Partnership may enter into RIN forward purchase and sales commitments. Total losses from firm non-cancellable commitments were immaterial at both December 31, 2020 and 2019.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMG sponsors and maintains the Global Montello Group Corp. 401(k) Savings and Profit Sharing Plan (the “GMG 401(k) Plan”), a qualified defined contribution plan. Eligible employees may elect to contribute up to 100% of their eligible compensation to the GMG 401(k) Savings and Profit Sharing Plan for each payroll period, subject to annual dollar limitations which are periodically adjusted by the IRS. GMG makes safe harbor matching contributions to the 401(k) Savings and Profit Sharing Plan equal to 100% of the participant’s elective contributions that do not exceed 3% of the participant’s eligible compensation and 50% of the participant’s elective contributions that exceed 3% but do not exceed 5% of the participant’s eligible compensation. Profit-sharing contributions may also be made at the sole discretion of GMG’s board of directors.

The Global 401(k) Plan and the GMG 401(k) Plan collectively had expenses of approximately $3.6 million, $3.0 million and $3.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table presents each plan’s funded status and the total amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	December 31, 2020
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$18,514	$5,090	$23,604
Fair value of plan assets	15,638	3,857	19,495
Net unfunded pension liability	$2,876	$1,233	$4,109

	December 31, 2019
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$17,030	$4,459	$21,489
Fair value of plan assets	14,267	2,832	17,099
Net unfunded pension liability	$2,763	$1,627	$4,390

Total actual return on plan assets was $2.5 million and $3.9 million in 2020 and 2019, respectively.

The following presents the components of the net periodic change in benefit obligation for the Pension Plans for the years ended December 31 (in thousands):

	2020	2019	2018
Benefit obligation at beginning of year	$21,489	$20,086	$22,217
Interest cost	605	767	714
Actuarial loss (gain)	2,183	3,839	(1,347)
Benefits paid	(673)	(3,203)	(1,498)
Benefit obligation at end of year	$23,604	$21,489	$20,086

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the weighted-average actuarial assumptions used in determining each plan’s annual pension expense for the years ended December 31:

	Global Pension Plan			GMG Pension Plan
	2020	2019	2018	2020	2019	2018
Discount rate	2.1%	3.0%	4.1%	3.0%	3.2%	4.2%
Expected return on plan assets	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

The discount rates were selected by performing a cash flow/bond matching analysis based on the FTSE Above Median Double-A Pension Discount Curve for December 2020. The discount rates for 2020 include updated mortality assumptions to reflect the most recently available mortality improvement scale released by the Society of Actuaries. The expected long-term rate of return on plan assets is determined by using each plan’s respective target allocation and historical returns for each asset class.

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

The following presents the Pension Plans’ benefits as of December 31, 2020 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years thereafter (in thousands):

2021	$3,331
2022	1,271
2023	886
2024	827
2025	1,536
2026—2030	8,057
Total	$15,908

The cost of annual contributions to the Pension Plans is not significant to the General Partner, the Partnership or its subsidiaries. Total contributions made by the General Partner, the Partnership and its subsidiaries to the Pension Plans were approximately $0.5 million, $0.6 million and $0.4 million in 2020, 2019 and 2018, respectively.

Note 16. Related-Party Transactions

The Partnership was a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provided GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC paid the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner. The Second Amended and Restated Services Agreement was for an indefinite term and any party could terminate some or all of the services upon ninety (90) days’ advanced written notice. As of December 31, 2020, this agreement has been terminated and replaced with a new services agreement effective January 1, 2021.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $133.5 million, $118.5 million and $104.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans (see Note 15) and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from GPC and the General Partner at December 31 (in thousands):

	2020	2019
Receivables from GPC	$28	$53
Receivables from the General Partner (1)	2,382	7,770
Total	$2,410	$7,823
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

In addition, the Partnership paid certain costs in connection with a compensation funding agreement with the General Partner. See Note 17, “Long-Term Incentive Plan–Repurchase Program.”

Note 17. Long-Term Incentive Plans

The Partnership has a Long Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards. Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements. A total of 3,047,783 units were available for issuance under the LTIP as of December 31, 2020.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested units at December 31, 2018	730,141	13.57
Vested	(148,842)	27.41
Forfeited	(18,393)	18.66
Outstanding non—vested phantom units at December 31, 2019	562,906	9.74
Vested	(153,469)	10.37
Forfeited	(6,867)	11.31
Outstanding non—vested phantom units at December 31, 2020	402,570	9.47

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

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $1.1 million, $2.0 million and $3.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at December 31, 2020 was approximately $1.6 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity. Since the Repurchase Program was implemented, the General Partner repurchased 868,505 common units pursuant to the Repurchase Program for approximately $25.1 million, of which approximately $0.3 million were repurchased in 2020.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement. The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement. In accordance with the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, the Partnership paid members of the General Partner approximately $0.3 million of these costs for each of the years ended December 31, 2020 and 2019, respectively.

Note 18. Partners’ Equity, Allocations and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At December 31, 2020 there were 33,995,563 common units issued, including 5,238,654 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the years ended December 31, 2020, 2019 and 2018.

Series A Preferred Units

On August 7, 2018, the Partnership issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests for $25.00 per Series A preferred unit. The Partnership used the proceeds, net of underwriting discount and expenses, of $66.4 million to reduce indebtedness under its Credit Agreement. There have been no changes to the Series A preferred units during the years ended December 31, 2020 and 2019.

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership paid the following cash distributions to common unitholders during 2020, 2019 and 2018 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2018
2/14/2018	12/31/17	$0.4625	$15,723	$106	$—	$15,829
5/15/2018	03/31/18	0.4625	15,723	106	—	15,829
8/14/2018 (1)	06/30/18	0.4750	16,149	109	67	16,325
11/14/2018 (1)	09/30/18	0.4750	16,149	109	67	16,325
2019
2/14/2019 (1)	12/31/18	$0.5000	$16,998	$115	$202	$17,315
5/15/2019 (1)	03/31/19	0.5100	17,338	117	256	17,711
8/14/2019 (1)	06/30/19	0.5150	17,508	118	269	17,895
11/14/2019 (1)	09/30/19	0.5200	17,678	119	294	18,091
2020
2/14/2020 (1)	12/31/19	$0.52500	$17,848	$123	$320	$18,291
5/15/2020	03/31/20	0.39375	13,385	91	—	13,476
8/14/2020	06/30/20	0.45875	15,595	106	—	15,701
11/13/2020 (1)	09/30/20	0.50000	16,998	106	202	17,306
(1)	This distribution resulted in the Partnership reaching its second target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on January 26, 2021, the board of directors of the General Partner declared a quarterly cash distribution of $0.55 per unit ($2.20 per unit on an annualized basis) on all of its outstanding common units for the period from October 1, 2020 through December 31, 2020 to the Partnership’s common unitholders of record as of the close of business February 8, 2021. On February 12, 2021, the Partnership paid the total cash distribution of approximately $19.3 million. This distribution resulted in the Partnership reaching its third target level distribution.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership paid the following cash distributions on the Series A preferred units during 2020 and 2019 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2019
2/15/2019	11/15/18 - 2/14/19	$0.609375	$1,682
5/15/2019	2/15/19 - 5/14/19	0.609375	1,682
8/15/2019	5/15/19 - 8/14/19	0.609375	1,682
11/15/2019	8/15/19 - 11/14/19	0.609375	1,682
2020
2/18/2020	11/15/19 - 2/14/20	$0.609375	$1,682
5/15/2020	2/15/20 - 5/14/20	0.609375	1,682
8/17/2020	5/15/20 - 8/14/20	0.609375	1,682
11/16/2020	8/15/20 - 11/14/20	0.609375	1,682

In addition, on January 19, 2021, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A preferred units for the period from November 15, 2020 through February 14, 2021 to the Partnership’s preferred unitholders of record as of the opening of business on February 1, 2021. On February 16, 2021, the Partnership paid the total cash distribution of approximately $1.7 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

These operating segments are also the Partnership’s reporting segments. The Commercial operating segment does not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting. However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are helpful to the user of the Partnership’s financial information. The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

In the Wholesale reporting segment, the Partnership sells branded and unbranded gasoline and gasoline blendstocks and diesel to wholesale distributors. The Partnership transports these products by railcars, barges, trucks and/or pipelines pursuant to spot or long-term contracts. From time to time, the Partnership aggregates crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transports it by rail and ships it by barge to refiners. The Partnership sells home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that the Partnership owns or controls or at which it has throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

In the GDSO reporting segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub jobbers. Station operations include (i) convenience store sales, (ii) rental income from gasoline stations leased to dealers, from commissioned agents and from cobranding arrangements and (iii) sundries (such as car wash sales and lottery and ATM commissions).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2020	2019	2018
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$3,008,490	$5,358,550	$4,732,028
Crude oil (1)	84,046	96,419	109,719
Other oils and related products (2)	1,486,539	1,974,897	2,049,043
Total	$4,579,075	$7,429,866	$6,890,790
Product margin
Gasoline and gasoline blendstocks	$100,818	$83,982	$76,741
Crude oil (1)	(672)	(13,047)	7,159
Other oils and related products (2)	82,999	51,584	53,389
Total	$183,145	$122,519	$137,289
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$2,545,616	$3,806,892	$4,081,498
Station operations (3)	431,041	466,761	427,211
Total	$2,976,657	$4,273,653	$4,508,709
Product margin
Gasoline	$398,016	$374,550	$373,303
Station operations (3)	205,926	225,078	203,098
Total	$603,942	$599,628	$576,401
Commercial Segment:
Sales	$765,867	$1,378,211	$1,273,103
Product margin	$15,195	$28,540	$23,611
Combined sales and Product margin:
Sales	$8,321,599	$13,081,730	$12,672,602
Product margin (4)	$802,282	$750,687	$737,301
Depreciation allocated to cost of sales	(81,144)	(87,930)	(86,892)
Combined gross profit	$721,138	$662,757	$650,409
(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 425 million gallons, 500 million gallons and 500 million gallons of the GDSO segment’s sales

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the years ended December 31, 2020, 2019 and 2018, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

None of the Partnership’s customers accounted for greater than 10% of total sales for years ended December 31, 2020, 2019 and 2018.

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2020	2019	2018
Combined gross profit	$721,138	$662,757	$650,409
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	192,533	170,937	171,002
Operating expenses	323,298	342,382	321,115
Gain on trustee taxes	—	—	(52,627)
Lease exit and termination gain	—	(493)	(3,506)
Amortization expense	10,839	11,431	10,960
Net loss (gain) on sale and disposition of assets	275	(2,730)	5,880
Long-lived asset impairment	1,927	2,022	414
Total operating costs and expenses	528,872	523,549	453,238
Operating income	192,266	139,208	197,171
Interest expense	(83,539)	(89,856)	(89,145)
Loss on early extinguishment of debt	(7,164)	(13,080)	—
Income tax benefit (expense)	119	(1,094)	(5,623)
Net income	101,682	35,178	102,403
Net loss attributable to noncontrolling interest	528	689	1,502
Net income attributable to Global Partners LP	$102,210	$35,867	$103,905

The Partnership’s foreign assets and foreign sales were immaterial as of and for the years ended December 31, 2020, 2019 and 2018.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at December 31, (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
December 31, 2020	$649,301	$—	$1,581,397	$309,802	$2,540,500
December 31, 2019	$773,696	$—	$1,576,655	$458,076	$2,808,427

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Pension	Derivatives Designated as
	Plan	Cash Flow Hedges	Total
Balance at December 31, 2018	$(5,258)	$(2)	$(5,260)
Other comprehensive income before reclassifications of (gain) loss	3	—	3
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	179	2	181
Total comprehensive income	182	2	184
Balance at December 31, 2019	(5,076)	—	(5,076)
Other comprehensive income before reclassifications of (gain) loss	(263)	9,400	9,137
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	(143)	(2,318)	(2,461)
Total comprehensive income	(406)	7,082	6,676
Balance at December 31, 2020	$(5,482)	$7,082	$1,600

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP. The Partnership denied the allegations and the NYSDEC did not issue any such NOV. The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils. The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorized the Partnership to increase the throughput of crude oil at the Albany Terminal. According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements. The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program and the NYSDEC never issued an NOV in the matter. The CAA authorizes the EPA to take enforcement action if there are violations of the New York SIP seeking compliance and penalties. The Partnership has denied the NOV allegations and asserts that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law occurred. The Partnership disputed the claims alleged in the NOV and first responded to the EPA in September 2016. The Partnership met with the EPA and provided additional information at the agency’s request. On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV. On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying. The EPA did not respond with such evidence, but instead has requested that the Partnership enter into a series of tolling agreements. The Partnership signed the tolling agreements with respect to this matter, as requested by the EPA, and such agreements currently extend through June 30, 2021. To date, the EPA has not taken any further formal action with respect to the NOV.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 24. Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2020
Sales	$2,595,093	$1,469,577	$2,061,382	$2,195,547	$8,321,599
Gross profit	$145,738	$239,947	$169,241	$166,212	$721,138
Operating income	$18,807	$100,590	$40,182	$32,687	$192,266
Net income (1)(2)(3)	$3,075	$75,973	$18,192	$4,442	$101,682
Net income attributable to Global Partners LP	$3,276	$76,262	$18,230	$4,442	$102,210
Net income attributable to common limited partners	$1,572	$74,069	$16,224	$2,218	$94,083
Basic net income per common limited partner unit	$0.05	$2.19	$0.48	$0.06	$2.77
Diluted net income per common limited partner unit	$0.05	$2.17	$0.47	$0.06	$2.74
Cash distributions per common limited partner unit (4)	$0.39375	$0.45875	$0.5000	$0.5500	$1.90

The above table reflects certain rounding conventions.

(1)	Includes a net loss (gain) on sale and disposition of assets of $0.7 million, ($0.8 million), $0.7 million and ($0.3 million) in the first, second, third and fourth quarters of 2020, respectively.
(2)	Includes a long-lived asset impairment of $1.7 million and $0.2 million in the second and third quarters of 2020, respectively.
(3)	Includes a $7.2 million loss on the early extinguishment of debt related to the 2023 Notes (see Note 8).
(4)	Represents cash distributions earned for the respective period. Cash distributions earned in one calendar quarter are paid in the following calendar quarter.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth	Total
Year ended December 31, 2019
Sales	$2,979,626	$3,507,540	$3,245,653	$3,348,911	$13,081,730
Gross profit	$156,844	$167,143	$187,769	$151,001	$662,757
Operating income	$29,774	$37,875	$50,877	$20,682	$139,208
Net income (loss) (5)(6)(7)	$6,794	$14,371	$14,893	$(880)	$35,178
Net income (loss) attributable to Global Partners LP	$7,126	$14,489	$15,080	$(828)	$35,867
Net income (loss) attributable to common limited partners	$5,140	$12,441	$13,003	$(2,824)	$27,760
Basic net income (loss) per common limited partner unit	$0.15	$0.37	$0.38	$(0.08)	$0.82
Diluted net income (loss) per common limited partner unit	$0.15	$0.36	$0.38	$(0.08)	$0.81
Cash distributions per common limited partner unit (8)	$0.5100	$0.5150	$0.5200	$0.5250	$2.07

The above table reflects certain rounding conventions.

(5)	Includes a net loss (gain) on sale and disposition of assets of $0.5 million, ($1.1 million), $0.3 million and ($2.4 million) in the first, second, third and fourth quarters of 2019, respectively.
(6)	Includes a long-lived asset impairment of $0.6 million and $1.4 million in the third and fourth quarters of 2019, respectively.
(7)	Includes a $13.1 million loss on the early extinguishment of debt related to the 2022 Notes (see Note 8).
(8)	Represents cash distributions earned for the respective period. Cash distributions earned in one calendar quarter are paid in the following calendar quarter.

Note 25. Subsequent Events

Distribution to Common Unitholders—On February 12, 2021, the Partnership paid a cash distribution of approximately $19.3 million to its common unitholders of record as of the close of business on February 8, 2021.

Distribution to Preferred Unitholders—On February 16, 2021, the Partnership paid a cash distribution of approximately $1.7 million to holders of its Series A preferred units of record as of the opening of business on February 1, 2021.