Form 10-Q
period 2021-03-31
GLOBAL PARTNERS LP
filed 2021-05-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(781) 894-8800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units representing limited partner interests	GLP	New York Stock Exchange

9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable	GLP pr A	New York Stock Exchange
Perpetual Preferred Units representing limited partner interests

9.50% Series B Fixed Rate Cumulative Redeemable	GLP pr B	New York Stock Exchange
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

The issuer had 33,995,563 common units outstanding as of May 5, 2021.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$11,598	$9,714
Accounts receivable, net	314,179	227,317
Accounts receivable—affiliates	4,520	2,410
Inventories	468,841	384,432
Brokerage margin deposits	31,348	21,661
Derivative assets	8,584	16,556
Prepaid expenses and other current assets	85,949	119,340
Total current assets	925,019	781,430
Property and equipment, net	1,075,328	1,082,486
Right of use assets, net	294,027	290,506
Intangible assets, net	34,002	35,925
Goodwill	328,569	323,565
Other assets	27,139	26,588
Total assets	$2,684,084	$2,540,500
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$237,991	$207,873
Working capital revolving credit facility—current portion	202,400	34,400
Lease liability—current portion	74,182	75,376
Environmental liabilities—current portion	4,455	4,455
Trustee taxes payable	40,930	36,598
Accrued expenses and other current liabilities	93,936	126,774
Derivative liabilities	21,001	12,055
Total current liabilities	674,895	497,531
Working capital revolving credit facility—less current portion	150,000	150,000
Revolving credit facility	33,400	122,000
Senior notes	738,031	737,605
Long-term lease liability—less current portion	231,105	226,648
Environmental liabilities—less current portion	48,468	49,166
Financing obligations	146,064	146,535
Deferred tax liabilities	56,058	56,218
Other long—term liabilities	61,369	59,298
Total liabilities	2,139,390	2,045,001
Partners’ equity
Series A preferred limited partners (2,760,000 units issued and outstanding at March 31, 2021 and December 31, 2020)	67,226	67,226
Series B preferred limited partners (3,000,000 units and 0 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	72,305	—
Common limited partners (33,995,563 units issued and 33,968,667 outstanding at March 31, 2021 and 33,995,563 units issued and 33,966,180 outstanding at December 31, 2020)	403,537	428,842
General partner interest (0.67% interest with 230,303 equivalent units outstanding at March 31, 2021 and December 31, 2020)	(2,072)	(2,169)
Accumulated other comprehensive income	3,698	1,600
Total partners’ equity	544,694	495,499
Total liabilities and partners’ equity	$2,684,084	$2,540,500

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Sales	$2,553,327	$2,595,093
Cost of sales	2,408,295	2,449,355
Gross profit	145,032	145,738
Costs and operating expenses:
Selling, general and administrative expenses	46,324	40,923
Operating expenses	80,528	82,553
Amortization expense	2,723	2,712
Net (gain) loss on sale and disposition of assets	(475)	743
Total costs and operating expenses	129,100	126,931
Operating income	15,932	18,807
Interest expense	(20,359)	(21,601)
Loss before income tax benefit	(4,427)	(2,794)
Income tax benefit	130	5,869
Net (loss) income	(4,297)	3,075
Net loss attributable to noncontrolling interest	—	201
Net (loss) income attributable to Global Partners LP	(4,297)	3,276
Less: General partner’s interest in net (loss) income, including incentive distribution rights	739	22
Less: Preferred limited partner interest in net income	1,820	1,682
Net (loss) income attributable to common limited partners	$(6,856)	$1,572
Basic net (loss) income per common limited partner unit	$(0.20)	$0.05
Diluted net (loss) income per common limited partner unit	$(0.20)	$0.05
Basic weighted average common limited partner units outstanding	33,967	33,868
Diluted weighted average common limited partner units outstanding	34,296	34,275

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net (loss) income	$(4,297)	$3,075
Other comprehensive income (loss):
Change in fair value of cash flow hedges	2,052	—
Change in pension liability	46	(2,980)
Total other comprehensive income (loss)	2,098	(2,980)
Comprehensive (loss) income	(2,199)	95
Comprehensive loss attributable to noncontrolling interest	—	201
Comprehensive (loss) income attributable to Global Partners LP	$(2,199)	$296

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(4,297)	$3,075
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,975	25,775
Amortization of deferred financing fees	1,344	1,261
Bad debt expense	(68)	223
Unit-based compensation expense	259	288
Net (gain) loss on sale and disposition of assets	(475)	743
Changes in operating assets and liabilities:
Accounts receivable	(86,794)	222,995
Accounts receivable-affiliate	(2,110)	(2,303)
Inventories	(84,024)	235,979
Broker margin deposits	(9,687)	13,331
Prepaid expenses, all other current assets and other assets	33,628	(27,813)
Accounts payable	30,118	(227,688)
Trustee taxes payable	4,332	(6,850)
Change in derivatives	16,918	(76,645)
Accrued expenses, all other current liabilities and other long-term liabilities	(30,102)	(24,454)
Net cash (used in) provided by operating activities	(105,983)	137,917
Cash flows from investing activities
Acquisitions	(7,071)	—
Capital expenditures	(16,901)	(11,690)
Seller note issuances	(1,690)	(539)
Proceeds from sale of property and equipment	2,994	1,189
Net cash used in investing activities	(22,668)	(11,040)
Cash flows from financing activities
Net proceeds from issuance of Series B preferred units	72,167	—
Net borrowings from (payments on) working capital revolving credit facility	168,000	(115,000)
Net (payments on) borrowings from revolving credit facility	(88,600)	50,000
LTIP units withheld for tax obligations	(26)	(25)
Noncontrolling interest capital contribution	—	400
Distributions to limited partners and general partner	(21,006)	(19,905)
Net cash provided by (used in) financing activities	130,535	(84,530)
Cash and cash equivalents
Increase in cash and cash equivalents	1,884	42,347
Cash and cash equivalents at beginning of period	9,714	12,042
Cash and cash equivalents at end of period	$11,598	$54,389
Supplemental information
Cash paid during the year for interest	$16,235	$18,526

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three months ended March 31, 2021	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2020	$67,226	$—	$428,842	$(2,169)	$1,600	$495,499
Issuance of Series B preferred units	—	72,167	—	—	—	72,167
Net income (loss)	1,682	138	(6,856)	739	—	(4,297)
Distributions to limited partners and general partner	(1,682)	—	(18,698)	(642)	—	(21,022)
Unit-based compensation	—	—	259	—	—	259
Other comprehensive income	—	—	—	—	2,098	2,098
LTIP units withheld for tax obligations	—	—	(26)	—	—	(26)
Dividends on repurchased units	—	—	16	—	—	16
Balance at March 31, 2021	$67,226	$72,305	$403,537	$(2,072)	$3,698	$544,694

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
Three months ended March 31, 2020	Partners	Partners	Interest	Loss	Interest	Equity
Balance at December 31, 2019	$67,226	$398,535	$(2,620)	$(5,076)	$1,174	$459,239
Net income (loss)	1,682	1,572	22	—	(201)	3,075
Noncontrolling interest capital contribution	—	—	—	—	400	400
Distributions to limited partners and general partner	(1,682)	(17,848)	(443)	—	—	(19,973)
Unit-based compensation	—	288	—	—	—	288
Other comprehensive loss	—	—	—	(2,980)	—	(2,980)
LTIP units withheld for tax obligation	—	(25)	—	—	—	(25)
Dividends on repurchased units	—	68	—	—	—	68
Balance at March 31, 2020	$67,226	$382,590	$(3,041)	$(8,056)	$1,373	$440,092

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of March 31, 2021, the Partnership had a portfolio of 1,566 owned, leased and/or supplied gasoline stations, including 283 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of March 31, 2021, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 5,279,817 common units, representing a 15.5% limited partner interest.

2021 Events

Amended Credit Agreement—On May 5, 2021, the Partnership and certain of its subsidiaries entered into the fifth amendment to third amended and restated credit agreement which, among other things, increases the total aggregate commitment to $1.25 billion and extends the maturity date to May 6, 2024. See Note 7 for additional information.

Series B Preferred Unit Offering—On March 24, 2021, the Partnership issued 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units, liquidation preference of $25.00 per unit (the “Series B Preferred Units”), for $25.00 per Series B Preferred Unit in an offering registered under the Securities Act of 1933. See Note 13.

COVID-19 Pandemic—The COVID-19 pandemic continues to make its presence felt at home, in the office workplace and at the Partnership’s retail sites and terminal locations. The Partnership remains active in responding to the challenges posed by the COVID-19 pandemic and continues to provide essential products and services while prioritizing the safety of its employees, customers and vendors in the communities where the Partnership operates.

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods. The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto contained in the Partnership’s Annual Report on Form 10-K. The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2021. The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

Noncontrolling Interest

The Partnership acquired a 60% interest in Basin Transload, LLC (“Basin Transload”) on February 1, 2013. In connection with the terms of an agreement between the Partnership and the minority members of Basin Transload on September 29, 2020, the Partnership acquired the minority members’ collective 40% interest in Basin Transload (see Note 17, “Legal Proceedings” for additional information).

Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Partnership are reported as a noncontrolling interest in the accompanying consolidated financial statements for the three months ended March 31, 2020.

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

Concentration of Risk

Due to the nature of the Partnership’s businesses and its reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which the Partnership operates, increasing the demand for gasoline. Therefore, the Partnership’s volumes in gasoline are typically higher in the second and third quarters of the calendar year. However, the COVID-19 pandemic has had a negative impact on gasoline demand and the extent and duration of that impact remains uncertain. As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and fourth quarters of the calendar year. These factors may result in fluctuations in the Partnership’s quarterly operating results.

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	62%	67%
Distillates (home heating oil, diesel and kerosene) and residual oil sales	33%	29%
Crude oil sales and crude oil logistics revenue	1%	—%
Convenience store sales, rental income and sundries	4%	4%
Total	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Wholesale segment	18%	3%
Gasoline Distribution and Station Operations segment	79%	93%
Commercial segment	3%	4%
Total	100%	100%

See Note 14, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three months ended March 31, 2021 and 2020.

Note 2.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended March 31, 2021
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$731,187	$756,008	$18,784	$1,505,979
Station operations	—	81,848	—	81,848
Total revenue from contracts with customers	731,187	837,856	18,784	1,587,827
Other sales:
Revenue originating as physical forward contracts and exchanges	819,731	—	126,886	946,617
Revenue from leases	567	18,316	—	18,883
Total other sales	820,298	18,316	126,886	965,500
Total sales	$1,551,485	$856,172	$145,670	$2,553,327

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2020
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$510,773	$745,615	$67,181	$1,323,569
Station operations	—	80,901	—	80,901
Total revenue from contracts with customers	510,773	826,516	67,181	1,404,470
Other sales:
Revenue originating as physical forward contracts and exchanges	1,096,921	—	75,437	1,172,358
Revenue from leases	540	17,725	—	18,265
Total other sales	1,097,461	17,725	75,437	1,190,623
Total sales	$1,608,234	$844,241	$142,618	$2,595,093

Nature of Goods and Services

Revenue from Contracts with Customers (ASC 606):

●	Refined petroleum products, renewable fuels and crude oil sales—Under the Partnership’s Wholesale, Gasoline Distribution and Station Operations (“GDSO”) and Commercial segments, revenue is recognized at the point where control of the product is transferred to the customer and collectability is reasonably assured.

●	Station operations—Revenue from convenience store sales of grocery and other merchandise and sundries (such as car wash sales and lottery and ATM commissions) is recognized at the time of the sale to the customer.

Other Revenue:

●	Revenue Originating as Physical Forward Contracts and Exchanges—The Partnership’s commodity contracts and derivative instrument activity include physical forward commodity sale contracts. The Partnership does not take the normal purchase and sale exemption available under ASC 815, “Derivatives and Hedging,” for any of its physical forward contracts. This income is recognized under ASC 815 and is included in sales at the contract value at the point where control of the product is transferred to the customer. Income from net exchange differentials included in sales is recognized under ASC 845, “Nonmonetary Transactions,” upon delivery of product to exchange partners.

●	Revenue from Leases—The Partnership has rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of the Partnership’s terminals.

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both March 31, 2021 and December 31, 2020.

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

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2021 and December 31, 2020 excludes 26,896 and 29,383 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 12). These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net (loss) income attributable to Global Partners LP	$(4,297)	$(5,036)	$739	$—	$3,276	$3,254	$22	$—
Declared distribution	$20,453	$19,547	$138	$768	$13,476	$13,385	$91	$—
Assumed allocation of undistributed net loss	(24,750)	(24,583)	(167)	—	(10,200)	(10,131)	(69)	—
Assumed allocation of net (loss) income	$(4,297)	$(5,036)	$(29)	$768	$3,276	$3,254	$22	$—
Less: Preferred limited partner interest in net income		1,820				1,682
Net (loss) income attributable to common limited partners		$(6,856)				$1,572
Denominator:
Basic weighted average common units outstanding		33,967				33,868
Dilutive effect of phantom units		329				407
Diluted weighted average common units outstanding		34,296				34,275
Basic net (loss) income per common limited partner unit		$(0.20)				$0.05
Diluted net (loss) income per common limited partner unit		$(0.20)				$0.05

The board of directors of the General Partner declared the following quarterly cash distribution on its common units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 26, 2021	$0.5750	March 31, 2021

The board of directors of the General Partner declared the following quarterly cash distribution on the Series A Preferred Units (as defined in Note 13):

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 19, 2021	$0.609375	February 15, 2021 - May 14, 2021

The board of directors of the General Partner declared the following quarterly cash distribution on the Series B Preferred Units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 19, 2021	$0.3365	March 24, 2021 - May 14, 2021

See Note 13, “Partners’ Equity and Cash Distributions” for further information.

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

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Distillates: home heating oil, diesel and kerosene	$211,901	$206,177
Gasoline	154,947	98,747
Gasoline blendstocks	38,143	27,468
Crude oil	5,177	6,181
Residual oil	32,507	21,159
Renewable identification numbers (RINs)	4,237	2,332
Convenience store inventory	21,890	22,329
Other	39	39
Total	$468,841	$384,432

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $3.8 million and $3.0 million at March 31, 2021 and December 31, 2020, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $13.8 million and $9.8 million at March 31, 2021 and December 31, 2020, respectively. Exchange transactions are valued using current carrying costs.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2020	$323,565
Acquisitions (1)	5,166
Dispositions (2)	(162)
Balance at March 31, 2021	$328,569
(1)	Acquisitions represent the recognition of goodwill associated with the acquisition of four company-operated gasoline stations and convenience stores. The purchase price was approximately $6.3 million which was preliminarily attributed to $5.2 million in goodwill, $0.7 million in equipment and $0.4 million in inventory.
(2)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets.

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Buildings and improvements	$1,259,629	$1,243,460
Land	449,805	449,840
Fixtures and equipment	37,176	36,352
Idle plant assets	30,500	30,500
Construction in process	38,169	42,428
Capitalized internal use software	32,100	30,534
Total property and equipment	1,847,379	1,833,114
Less accumulated depreciation	772,051	750,628
Total	$1,075,328	$1,082,486

Property and equipment includes assets held for sale of $0.2 million and $1.7 million at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021, the Partnership had a $41.2 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at March 31, 2021 and December 31, 2020.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.    Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.17 billion senior secured credit facility (the “Credit Agreement”). On May 5, 2021, the Partnership and certain of its subsidiaries entered into a fifth amendment to the Credit Agreement which, among other things, increases the total aggregate commitment to $1.25 billion and extends the maturity date from April 29, 2022 to May 6, 2024 (see “–Fifth Amendment to the Credit Agreement” below).

As of March 31, 2021, the two facilities under the Credit Agreement included:

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

The average interest rates for the Credit Agreement were 2.7% and 3.5% for the three months ended March 31, 2021 and 2020, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at March 31, 2021 the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $202.4 million as the current portion at March 31, 2021, representing the amount the Partnership expects to pay down over the next twelve months. The long-term portion of the working capital revolving credit facility was $150.0 million at both March 31, 2021 and December 31, 2020, and the current portion was $202.4 million and $34.4 million at March 31, 2021 and December 31, 2020, respectively. The increase in total borrowings under the working capital revolving credit facility of $168.0 million from December 31, 2020 was in part due to higher prices.

As of March 31, 2021, the Partnership had total borrowings outstanding under the Credit Agreement of $385.8 million, including $33.4 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $133.7 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $650.5 million and $778.5 million at March 31, 2021 and December 31, 2020, respectively.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at March 31, 2021. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Agreement). In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on the Credit Agreement.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. The Partnership had unamortized deferred financing fees of $16.6 million and $17.9 million at March 31, 2021 and December 31, 2020, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $3.9 million and $4.8 million at March 31, 2021 and December 31, 2020, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $12.0 million and $12.4 million at March 31, 2021 and December 31, 2020, respectively. Unamortized fees related to the Sale-Leaseback Transaction (defined below) are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.7 million at both March 31, 2021 and December 31, 2020.

Amortization expense of approximately $1.3 million for each of the three months ended March 31, 2021 and 2020, is included in interest expense in the accompanying consolidated statements of operations.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Borrowings from working capital revolving credit facility	$533,500	$417,500
Payments on working capital revolving credit facility	(365,500)	(532,500)
Net borrowings from (payments on) working capital revolving credit facility	$168,000	$(115,000)
Net (payments on) borrowings from revolving credit facility	$(88,600)	$50,000

Fifth Amendment to the Credit Agreement

On May 5, 2021, the Partnership and certain of its subsidiaries entered into the Fifth Amendment to Third Amended and Restated Credit Agreement (the “Fifth Amendment”), which further amends the Credit Agreement. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

The Fifth Amendment amends certain terms, provisions and covenants of the Credit Agreement, including, without limitation:

(i)	increases the aggregate commitments under the facilities with the commitment under the working capital revolving credit facility increased to $800.0 million from $770.0 million and the commitment under the revolving credit facility increased to $450.0 million from $400.0 million;

(ii)	extends the maturity date for the Credit Agreement from April 29, 2022 to May 6, 2024;

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(iii)	decreases by 0.125% the applicable rate under the working capital revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit; and

(iv)	reduces the Eurocurrency rate floor to zero basis points and the cost of funds rate floor to zero basis points.

All other material terms of the Credit Agreement remain substantially the same as disclosed in Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at March 31, 2021 and December 31, 2020. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on these senior notes.

Financing Obligations

The Partnership had financing obligations outstanding at March 31, 2021 and December 31, 2020 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on these financial obligations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at March 31, 2021:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	117,583	Thousands of barrels
Short	(122,821)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	12,948	Thousands of barrels
Short	(6,281)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2021	2020
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(5,494)	$48,335
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$3,500	$(50,182)

Cash Flow Hedges

The Partnership’s sales and cost of sales fluctuate with changes in commodity prices. In addition to the Partnership’s commodity price risk associated with its inventory and undelivered forward commodity purchases and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the second quarter ended June 30, 2020, to hedge the Partnership’s cash flow risk relative to certain trends and the fluctuations in commodity prices observed within the GDSO segment, the Partnership entered into exchange-traded commodity swap contracts and designated them as a cash flow hedge of its fuel purchases designed to reduce its cost of fuel if market prices rise through 2021 or increase its cost of fuel if market prices decrease through 2021. The amount of income recognized in other comprehensive income for derivatives designated in cash flow hedging relationships was $4.6 million and $0 for the three months ended March 31, 2021 and 2020, respectively. The amount of income reclassified from other comprehensive income into cost of sales for derivatives designated in cash flow hedging relationships was $2.5 million and $0 for the three months ended March 31, 2021 and 2020, respectively. The amount of income recognized in other comprehensive income as of March 31, 2021 and expected to be reclassified into earnings within the next nine months was $9.1 million.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
Derivatives not designated as	Recognized in	March 31,
hedging instruments	Income on Derivatives	2021	2020
Commodity contracts	Cost of sales	$4,908	$(450)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at March 31, 2021 and December 31, 2020 (in thousands):

		March 31, 2021
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$10,270	$91,888	$102,158
Forward derivative contracts (1)	Derivative assets	—	8,584	8,584
Total asset derivatives		$10,270	$100,472	$110,742

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(210,203)	$(210,203)
Forward derivative contracts (1)	Derivative liabilities	—	(21,001)	(21,001)
Total liability derivatives		$—	$(231,204)	$(231,204)

		December 31, 2020
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$7,628	$72,424	$80,052
Forward derivative contracts (1)	Derivative assets	—	16,556	16,556
Total asset derivatives		$7,628	$88,980	$96,608

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(7,183)	$(93,874)	$(101,057)
Forward derivative contracts (1)	Derivative liabilities	—	(12,055)	(12,055)
Total liability derivatives		$(7,183)	$(105,929)	$(113,112)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value at March 31, 2021
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$7,723	$861	$—	$8,584
Exchange-traded/cleared derivative instruments (2)	(108,045)	—	—	139,393	31,348
Pension plans	19,657	—	—	—	19,657
Total assets	$(88,388)	$7,723	$861	$139,393	$59,589

Liabilities:
Forward derivative contracts (1)	$—	$(20,505)	$(496)	$—	$(21,001)

	Fair Value at December 31, 2020
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$16,124	$432	$—	$16,556
Exchange-traded/cleared derivative instruments (2)	(21,005)	—	—	42,666	21,661
Pension plans	19,495	—	—	—	19,495
Total assets	$(1,510)	$16,124	$432	$42,666	$57,712

Liabilities:
Forward derivative contracts (1)	$—	$(11,970)	$(85)	$—	$(12,055)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	March 31, 2021		December 31, 2020
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$422,000	$400,000	$427,000
6.875% senior notes due 2029	$350,000	$373,625	$350,000	$378,000

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

The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants. The estimated range and weighted average for these inputs include the following:

	March 31, 2021			December 31, 2020
	Low	High	Weighted	Low	High	Weighted
Product	($ per barrel)	($ per barrel)	Average	($ per barrel)	($ per barrel)	Average
Crude oil	$(4.25)	$0.25	$(2.04)	$(4.25)	$(3.15)	$(3.61)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.

Note 10.    Environmental Liabilities and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2021 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	March 31,
Environmental Liability Related to:	2020	2021	2021	2021	2021
Retail gasoline stations	$49,980	$(570)	$(139)	$27	$49,298
Terminals	3,641	(16)	—	—	3,625
Total environmental liabilities	$53,621	$(586)	$(139)	$27	$52,923
Current portion	$4,455				$4,455
Long-term portion	49,166				48,468
Total environmental liabilities	$53,621				$52,923

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $3.8 million and $2.6 million at March 31, 2021 and December 31, 2020, respectively.

The Partnership may enter into RIN forward purchase and sales commitments. Total losses from firm non-cancellable commitments were immaterial at both March 31, 2021 and December 31, 2020.

Note 11.    Related Party Transactions

Throughout 2020, the Partnership was a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that was 100% owned by members of the Slifka family, pursuant to which the Partnership provided GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC paid the Partnership a monthly services fee at an agreed amount subject to approval by the Conflicts Committee of the board of directors of the General Partner. In connection with GPC’s entry into a plan of liquidation and dissolution, the Second Amended and Restated Services Agreement was terminated by mutual agreement of the parties effective December 31, 2020. Effective January 1, 2021, the Partnership entered into a new services agreement with various entities which own limited partner and/or general partner interests in the Partnership and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services for which such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of March 31, 2021, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $31.4 million and $27.8 million for the three months ended Months 31, 2021 and 2020, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from GPC and the General Partner (in thousands):

	March 31,	December 31,
	2021	2020
Receivables from GPC	$3	$28
Receivables from the General Partner (1)	4,517	2,382
Total	$4,520	$2,410
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

Note 12.    Long-Term Incentive Plan

The Partnership has a Long-Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards. Awards granted pursuant to the LTIP

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

vest pursuant to the terms of the grant agreements. Please read Note 17 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on the LTIP.

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested phantom units at December 31, 2020	402,570	9.47
Vested	(3,796)	26.38
Outstanding non—vested phantom units at March 31, 2021	398,774	9.31

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $0.3 million for each of the three months ended March 31, 2021 and 2020, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at March 31, 2021 was approximately $1.3 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity. Since the Repurchase Program was implemented, the General Partner repurchased 868,505 common units pursuant to the Repurchase Program for approximately $25.1 million, none of which were purchased during the three months ended March 31, 2021.

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

Note 13.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At March 31, 2021, there were 33,995,563 common units issued, including 5,279,817 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Partnership. There have been no changes to common units or the general partner interest during the three months ended March 31, 2021.

Series A Preferred Units

At March 31, 2021, there were 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three months ended March 31, 2021.

Series B Preferred Units

On March 24, 2021, the Partnership issued 3,000,000 Series B Preferred Units at a price of $25.00 per Series B Preferred Unit.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership paid the following cash distribution to common unitholders during 2021 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/12/2021 (1)	12/31/20	$0.550	$18,698	$130	$512	$19,340
(1)	This distribution resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on April 26, 2021, the board of directors of the General Partner declared a quarterly cash distribution of $0.5750 per unit ($2.30 per unit on an annualized basis) on all of its outstanding common units for the period from January 1, 2021 through March 31, 2021. On May 14, 2021, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 10, 2021.

Series A Preferred Units

Distributions on the Series A Preferred Units are cumulative from August 7, 2018, the original issue date of the Series A Preferred Units, and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2018 (each, a “Series A Distribution Payment Date”), to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Series A Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose. Distributions on the Series A Preferred Units will be paid out of Available Cash with respect to the quarter immediately preceding the applicable Series A Distribution Payment Date.

The Partnership paid the following cash distribution on the Series A Preferred Units during 2021 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/16/2021	11/15/20 - 2/14/21	$0.609375	$1,682

In addition, on April 19, 2021, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from February 15, 2021 through May 14, 2021. This distribution will be payable on May 17, 2021 to holders of record as of the opening of business on May 3, 2021.

Series B Preferred Units

The Series B Preferred Units are a new class of equity security that rank (a) senior to common units representing limited partner interests in the Partnership, incentive distributions rights and each other class or series of the Partnership’s limited partner interests and other equity securities in the Partnership established after March 24, 2021, the original issue date of the Series B Preferred Units (the “Series B Original Issue Date”), that is not expressly made senior to or on parity with the Series A Preferred Units and the Series B Preferred Units as to the payment of distributions and amounts payable upon a liquidation, and (b) on parity with respect to distributions or amounts payable upon a liquidation event, as applicable, with the Series A Preferred Units and the Series B Preferred Units and each other and any class of series of limited partner interests or other equity securities of the Partnership established after the Series B Original Issue Date with terms expressly providing that such class or series ranks on parity with the Series A Preferred Units and the Series B Preferred Unit with respect to distribution rights and rights upon liquidation.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distributions on the Series B Preferred Units are cumulative from the Series B Original Issue Date and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year (each, a “Series B Distribution Payment Date”), commencing on May 15, 2021, to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose.

On April 19, 2021, the board of directors of the General Partner declared the initial quarterly cash distribution of $0.3365 per unit on the Series B Preferred Units, covering the period from March 24, 2021 (the issuance date of the Series B Preferred Units) through May 14, 2021. This distribution will be payable on May 17, 2021 to holders of record as of the opening of business on May 3, 2021.

The distribution rate for the Series B Preferred Units is 9.50% per annum of the $25.00 liquidation preference per Series B Preferred Unit (equal to $2.375 per Series B Preferred Unit per annum).

At any time on or after May 15, 2026, the Partnership may redeem, in whole or in part, the Series B Preferred Units at a redemption price in cash of $25.00 per Series B Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption, whether or not declared. The Partnership must provide not less than 30 days’ and not more than 60 days’ advance written notice of any such redemption.

Upon the occurrence of a Series B Change of Control (as defined in the partnership agreement), the Partnership may, at its option, redeem the Series B Preferred Units, in whole or in part, within 120 days after the first date on which such Series B Change of Control occurred, by paying $25.00 per Series B Preferred Unit, plus all accumulated and unpaid distributions to, but excluding, the date of redemption, whether or not declared. If, prior to the Series B Change of Control Conversion Date (as defined in the partnership agreement), the Partnership exercises its redemption rights relating to Series B Preferred Units, holders of the Series B Preferred Units that the Partnership has elected to redeem will not have the conversion right discussed below related to a Series B Change of Control.

Upon the occurrence of a Series B Change of Control, each holder of Series B Preferred Units will have the right (unless, prior to the Series B Change of Control Conversion Date, the Partnership provides notice of its election to redeem the Series B Preferred Units) to convert some or all of the Series B Preferred Units held by such holder on the Series B Change of Control Conversion Date into a number of common units per Series B Preferred Unit to be converted equal to the lesser of (a) the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accumulated and unpaid distributions to, but excluding, the Series B Change of Control Conversion Date (unless the Series B Change of Control Conversion Date is after a record date for a Series B Preferred Unit distribution payment and prior to the corresponding Distribution Payment Date, in which case no additional amount for such accumulated and unpaid distribution will be included in this sum) by (ii) the Common Unit Price (as defined in the partnership agreement) and (b) 2.1533, subject, in each case, to certain exceptions and adjustments.

Any such redemptions would be effected only out of funds legally available for such purposes and would be subject to compliance with the provisions of the Partnership’s outstanding indebtedness.

Holders of Series B Preferred Units generally have no voting rights, except for limited voting rights with respect to (i) potential amendments to the partnership agreement that would have a material adverse effect on the terms of the Series B Preferred Units, (ii) the creation or issuance of any Preferred Unit Parity Securities (as defined in the partnership agreement) (including any additional Series A Preferred Units and Series B Preferred Units) if the cumulative distributions payable on then outstanding Series B Preferred Units (or Preferred Unit Parity Securities, including the Series A Preferred Units, if applicable) are in arrears, (iii) the creation or issuance of any Preferred Unit Senior Securities (as defined in the partnership agreement) and (iv) the declaration or payment of any distribution to the holders of common units out of capital surplus.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Wholesale Segment: (1)
Sales
Gasoline and gasoline blendstocks	$819,398	$971,107
Crude oil (2)	16,918	6,453
Other oils and related products (3)	715,169	630,674
Total	$1,551,485	$1,608,234
Product margin
Gasoline and gasoline blendstocks	$16,405	$9,547
Crude oil (2)	(4,527)	(4,470)
Other oils and related products (3)	18,615	386
Total	$30,493	$5,463
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$756,008	$745,615
Station operations (4)	100,164	98,626
Total	$856,172	$844,241
Product margin
Gasoline	$80,252	$107,230
Station operations (4)	50,157	48,641
Total	$130,409	$155,871
Commercial Segment: (1)
Sales	$145,670	$142,618
Product margin	$4,190	$5,336
Combined sales and Product margin:
Sales	$2,553,327	$2,595,093
Product margin (5)	$165,092	$166,670
Depreciation allocated to cost of sales	(20,060)	(20,932)
Combined gross profit	$145,032	$145,738
(1)	Segment reporting results for the three months ended March 31, 2020 have been reclassified between the Wholesale and Commercial segments to conform to the Partnership’s current presentation.
(2)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(3)	Other oils and related products primarily consist of distillates and residual oil.
(4)	Station operations consist of convenience store sales, rental income and sundries.
(5)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 100 million gallons and 105 million gallons of the GDSO segment’s sales for the three months ended March 31, 2021 and 2020, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Combined gross profit	$145,032	$145,738
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	46,324	40,923
Operating expenses	80,528	82,553
Amortization expense	2,723	2,712
Net (gain) loss on sale and disposition of assets	(475)	743
Total operating costs and expenses	129,100	126,931
Operating income	15,932	18,807
Interest expense	(20,359)	(21,601)
Income tax benefit	130	5,869
Net (loss) income	(4,297)	3,075
Net loss attributable to noncontrolling interest	—	201
Net (loss) income attributable to Global Partners LP	$(4,297)	$3,276

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three months ended March 31, 2021 and 2020.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2021 and December 31, 2020 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
March 31, 2021	$719,150	$—	$1,610,921	$354,013	$2,684,084
December 31, 2020	$649,301	$—	$1,581,397	$309,802	$2,540,500

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period. The valuation allowance increased by an immaterial amount for the three months ended March 31, 2021.

The Partnership computed its tax provision for the three months ended March 31, 2021 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate. Given a reliable estimate of the annual effective tax rate cannot be made, the Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three months ended March 31, 2021.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had gross-tax effected unrecognized tax benefits of $0 at both March 31, 2021 and December 31, 2020.

GMG files income tax returns in the United States and various state jurisdictions. As of March 31, 2021, with few exceptions, the Partnership was subject to income tax examination by tax authorities for all years dated back to 2017.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides certain tax changes in response to the COVID-19 pandemic, including the temporary removal of certain limitations on the utilization of net operating losses, permitting the carryback of net operating losses generated in 2018, 2019 or 2020 to the five preceding taxable years, increasing the ability to deduct interest expense, deferring the employer share of social security tax payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As a result, the Partnership recognized a benefit of $6.3 million related to the CARES Act net operating loss carryback provisions which is included in income tax benefit in the accompanying statement of operations for the three

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended March 31, 2020. On January 15, 2021, the Partnership received cash refunds totaling $15.8 million associated with the carryback of losses generated in 2018 with respect to the 2016 and 2017 tax years. This income tax receivable is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2020.

Note 16.    Changes in Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income by component for the periods presented (in thousands):

	Pension	Derivatives Designated as
Three Months Ended March 31, 2021	Plan	Cash Flow Hedges	Total
Balance at December 31, 2020	$(5,482)	$7,082	$1,600
Other comprehensive income	145	4,575	4,720
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(99)	(2,523)	(2,622)
Total comprehensive income	46	2,052	2,098
Balance at March 31, 2021	$(5,436)	$9,134	$3,698

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 18.    New Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Partnership’s consolidated financial statements, from those disclosed in the Partnership’s 2020 Annual Report on Form 10-K, except for the following:

Accounting Standards or Updates Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The Partnership adopted this standard on January 1, 2021 with no material impact on the Partnership’s consolidated financial statements.

Note 19.    Subsequent Events

Amended Credit Agreement—On May 5, 2021, the Partnership and certain of its subsidiaries entered into the fifth amendment to third amended and restated credit agreement which, among other things, increases the total aggregate commitment to $1.25 billion and extends the maturity date to May 6, 2024. See Note 7 for additional information.

Distribution to Common Unitholders—On April 26, 2021, the board of directors of the General Partner declared a quarterly cash distribution of $0.5750 per unit ($2.30 per unit on an annualized basis) for the period from January 1, 2021 through March 31, 2021. On May 14, 2021, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 10, 2021.

Distribution to Series A Preferred Unitholders—On April 19, 2021, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units, covering the period from February 15, 2021 through May 14, 2021. This distribution will be payable on May 17, 2021 to holders of record as of the opening of business on May 3, 2021.

Distribution to Series B Preferred Unitholders— On April 19, 2021, the board of directors of the General Partner declared the initial quarterly cash distribution of $0.3365 per unit on the Series B Preferred Units, covering the period from March 24, 2021 (the issuance date of the Series B Preferred Units) through May 14, 2021. This distribution will be payable on May 17, 2021 to holders of record as of the opening of business on May 3, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions although not all forward-looking statements contain such identifying words. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on the Series A Preferred Units or the Series B Preferred Units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

●	A significant decrease in price or demand for the products we sell or a significant decrease in the pricing of and demand for our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	The COVID-19 pandemic and certain developments in global oil markets have had, and may from time to time continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.

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

●Our gasoline sales could be significantly reduced by a reduction in demand due to the impact of COVID-19, higher prices and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles. In addition to new technologies and alternative fuel sources, changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. Any of these outcomes could negatively affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

●Our businesses could be affected by a range of issues, such as changes in demand, commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, changes in health, safety and environmental regulations, including, without limitation, those related to climate change, failure to obtain permits, amend existing permits for expansion and/or to address changes to our assets and underlying operations, or renew existing permits on terms favorable to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of refined products, gasoline blendstocks, renewable fuels and crude oil.

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

●We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our businesses.

●	The condition of credit markets may adversely affect our liquidity.

●	Our credit agreement and the indentures governing our senior notes contain operating and financial covenants, and our credit agreement contains borrowing base requirements. A failure to comply with the operating and financial covenants in our credit agreement, the indentures and any future financing agreements could impact our access to bank loans and other sources of financing as well as our ability to pursue our business activities.

●	A significant increase in interest rates could adversely affect our results of operations and cash available for distribution to our unitholders and our ability to service our indebtedness.

●	Our gasoline station and convenience store business could expose us to an increase in consumer litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.

●	Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, and the FDA and states have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of vapor products and e-cigarettes may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

General

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of March 31, 2021, we had a portfolio of 1,566 owned, leased and/or supplied gasoline stations, including 283 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $2.5 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three months ended March 31, 2021. In addition, we had other revenues of approximately $0.1 billion for the three months ended March 31, 2021 from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

Our Perspective on Global and the COVID-19 Pandemic

Overview

The COVID-19 pandemic continues to make its presence felt at home, in the office workplace and at our retail sites and terminal locations. We remain active in responding to the challenges posed by the COVID-19 pandemic and continue to provide essential products and services while prioritizing the safety of our employees, customers and vendors in the communities where we operate.

The COVID-19 pandemic has resulted in an economic downturn, restricted travel to, from and within the states in which we conduct our businesses, and in decreases in the demand for gasoline and convenience store products. Social distancing guidelines and directives limiting food operations at our convenience stores have contributed to a reduction in in-store traffic and sales. The demand for diesel fuel has similarly (but not as drastically) been impacted. We remain well positioned to pivot and address directives from federal, state and municipal authorities designed to mitigate the spread of the COVID-19 pandemic and promote an economic recovery. That said, uncertainties surrounding the duration of the COVID-19 pandemic and demand at the pump, inside our stores and at our terminals remain.

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

Business operations today reflect changes which may remain for an indefinite period of time. In these uncertain times and volatile markets, we believe that we are operationally nimble and that our portfolio of assets may continue to provide us with opportunities.

2021 Events

Amended Credit Agreement—On May 5, 2021, we and certain of our subsidiaries entered into the fifth amendment to third amended and restated credit agreement which, among other things, increases the total aggregate commitment to $1.25 billion and extends the maturity date to May 6, 2024. See “—Liquidity and Capital Resources—Credit Agreement.”

Series B Preferred Unit Offering—On March 24, 2021, we issued 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in us (the “Series B Preferred Units”) at a price of $25.00 per Series B Preferred Unit. Distributions on the Series B Preferred Units are payable quarterly and are cumulative from and including the date of original issue at a fixed rate of 9.50% per annum of the stated liquidation preference of $25.00. We used the proceeds, net of underwriting discount and expenses, of $72.2 million to reduce indebtedness under our credit agreement. On April 19, 2021, the board of directors of the General Partner declared the initial quarterly cash distribution of $0.3365 per unit on the Series B Preferred Units, covering the period from March 24, 2021 (the issuance date of the Series B Preferred Units) through May 14, 2021. This distribution will be payable on May 17, 2021 to holders of record as of the opening of business on May 3, 2021. See Note 13 of Notes to Consolidated Financial Statements.

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

As of March 31, 2021, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	283
Commissioned agents	281
Lessee dealers	206
Contract dealers	796
Total	1,566

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

Seasonality

Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our volumes in gasoline are typically higher in the second and third quarters of the calendar year. However, the COVID-19 pandemic has had a negative impact on gasoline demand and the extent and duration of that impact remains uncertain. As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in our quarterly operating results.

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

●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives related to these aforementioned services as well as disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon and could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, trucks and barges, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our business operations. These events could result in service disruptions and increased costs which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.

●	We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell or (ii) our logistics activities, could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

●	Our gasoline financial results in our GDSO segment can be lower in the first and fourth quarters of the calendar year due to seasonal fluctuations in demand. Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year. The COVID-19 pandemic has had a negative impact on gasoline demand and in-store traffic, and the extent and duration of that impact remains uncertain.

●	Our heating oil and residual oil financial results can be lower in the second and third quarters of the calendar year. Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months.

●	Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales.

●	Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our products.

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

Product Margin

We view product margin as an important performance measure of the core profitability of our operations. We review product margin monthly for consistency and trend analysis. We define product margin as our product sales minus product costs. Product sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels and crude oil, as well as convenience store sales, gasoline station rental income and revenue generated from our logistics activities when we engage in the storage, transloading and shipment of products owned by others. Product costs include the cost of acquiring products and all associated costs including shipping and handling costs to bring such products to the point of sale as well as product costs related to convenience store items and costs associated with our logistics activities. We also look at product margin on a per unit basis (product margin divided by volume). Product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business. Product margin should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our product margin may not be comparable to product margin or a similarly titled measure of other companies.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net (loss) income attributable to Global Partners LP	$(4,297)	$3,276
EBITDA (1)	$40,907	$44,676
Adjusted EBITDA (1)	$40,432	$45,419
Distributable cash flow (2)(3)	$13,954	$21,985
Wholesale Segment: (4)
Volume (gallons)	885,437	1,081,179
Sales
Gasoline and gasoline blendstocks	$819,398	$971,107
Crude oil (5)	16,918	6,453
Other oils and related products (6)	715,169	630,674
Total	$1,551,485	$1,608,234
Product margin
Gasoline and gasoline blendstocks	$16,405	$9,547
Crude oil (5)	(4,527)	(4,470)
Other oils and related products (6)	18,615	386
Total	$30,493	$5,463
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	334,104	351,422
Sales
Gasoline	$756,008	$745,615
Station operations (7)	100,164	98,626
Total	$856,172	$844,241
Product margin
Gasoline	$80,252	$107,230
Station operations (7)	50,157	48,641
Total	$130,409	$155,871
Commercial Segment: (4)
Volume (gallons)	81,431	81,383
Sales	$145,670	$142,618
Product margin	$4,190	$5,336
Combined sales and product margin:
Sales	$2,553,327	$2,595,093
Product margin (8)	$165,092	$166,670
Depreciation allocated to cost of sales	(20,060)	(20,932)
Combined gross profit	$145,032	$145,738

GDSO portfolio as of March 31, 2021 and 2020:	2021	2020
Company operated	283	283
Commissioned agents	281	258
Lessee dealers	206	214
Contract dealers	796	781
Total GDSO portfolio	1,566	1,536

	Three Months Ended
	March 31,
	2021	2020
Weather conditions:
Normal heating degree days	2,870	2,870
Actual heating degree days	2,700	2,321
Variance from normal heating degree days	(6)%	(19)%
Variance from prior period actual heating degree days	16%	(15)%

(1)	EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow for the three months ended March 31, 2020 includes a $6.3 million income tax benefit related to the CARES Act net operating loss carryback provisions (see Note 15 for additional information).
(4)	Segment reporting results for the three months ended March 31, 2020 have been reclassified between our Wholesale and Commercial segments to conform to our current presentation.
(5)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(6)	Other oils and related products primarily consist of distillates and residual oil.
(7)	Station operations consist of convenience stores sales, rental income and sundries.
(8)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Reconciliation of net (loss) income to EBITDA and Adjusted EBITDA:
Net (loss) income	$(4,297)	$3,075
Net loss attributable to noncontrolling interest	—	201
Net (loss) income attributable to Global Partners LP	(4,297)	3,276
Depreciation and amortization	24,975	25,668
Interest expense	20,359	21,601
Income tax benefit	(130)	(5,869)
EBITDA	40,907	44,676
Net (gain) loss on sale and disposition of assets	(475)	743
Adjusted EBITDA	$40,432	$45,419

Reconciliation of net cash (used in) provided by operating activities to EBITDA and Adjusted EBITDA:
Net cash (used in) provided by operating activities	$(105,983)	$137,917
Net changes in operating assets and liabilities and certain non-cash items	126,661	(109,067)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	—	94
Interest expense	20,359	21,601
Income tax benefit	(130)	(5,869)
EBITDA	40,907	44,676
Net (gain) loss on sale and disposition of assets	(475)	743
Adjusted EBITDA	$40,432	$45,419

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Reconciliation of net (loss) income to distributable cash flow:
Net (loss) income	$(4,297)	$3,075
Net loss attributable to noncontrolling interest	—	201
Net (loss) income attributable to Global Partners LP	(4,297)	3,276
Depreciation and amortization	24,975	25,668
Amortization of deferred financing fees	1,344	1,261
Amortization of routine bank refinancing fees	(1,037)	(940)
Maintenance capital expenditures	(7,031)	(7,280)
Distributable cash flow (1)(2)	13,954	21,985
Distributions to preferred unitholders (3)	(1,820)	(1,682)
Distributable cash flow after distributions to preferred unitholders	$12,134	$20,303

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(105,983)	$137,917
Net changes in operating assets and liabilities and certain non-cash items	126,661	(109,067)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	—	94
Amortization of deferred financing fees	1,344	1,261
Amortization of routine bank refinancing fees	(1,037)	(940)
Maintenance capital expenditures	(7,031)	(7,280)
Distributable cash flow (1)(2)	13,954	21,985
Distributions to preferred unitholders (3)	(1,820)	(1,682)
Distributable cash flow after distributions to preferred unitholders	$12,134	$20,303
(1)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow for the three months ended March 31, 2020 includes a $6.3 million income tax benefit related to the CARES Act net operating loss carryback provisions (see Note 15 for additional information).
(3)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. Distributions on the Series A Preferred Units and the Series B Preferred Units are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $2.6 billion for each of the three months ended March 31, 2021 and 2020, decreasing $41.8 million, or 2%, due to a decrease in volume sold. Our aggregate volume of product sold was 1.3 billion gallons and 1.5 billion gallons for the three months ended March 31, 2021 and 2020, respectively, declining 213 million gallons primarily including decreases of 196 million gallons in our Wholesale segment due to a decline in gasoline and gasoline blendstocks, partially offset by increased volume in other oils and related products and crude oil, and 17 million gallons in our GDSO segment.

Gross Profit

Our gross profit was $145.0 million and $145.7 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $0.7 million, or less than 1%, primarily due to more favorable market conditions in our Wholesale segment, offset by lower fuel margins (cents per gallon) in our GDSO segment.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $819.4 million and $971.1 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $151.7 million, or 16%, due to a decrease in volume sold. Our gasoline and gasoline blendstocks product margin was $16.4 million and $9.5 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $6.9 million, or 72%, primarily due to more favorable market conditions in gasoline. In contrast, in the first quarter of 2020, the COVID-19 pandemic and the price war between Saudi Arabia and Russia caused a rapid decline in prices, steepening the forward product pricing curve which negatively impacted our product margin in gasoline for the first three months of 2020.

Crude Oil. Crude oil sales and logistics revenues were $16.9 million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $10.4 million, or 162%, due to increases in prices and volume sold. Our crude oil product margin was ($4.5 million) and ($4.4 million) for the three months ended March 31, 2021 and 2020, respectively, a decrease of $0.1 million, or 1%.

Other Oils and Related Products. Sales from other oils and related products (primarily distillates and residual oil) were $715.2 million and $630.7 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $84.5 million, or 13%, due to increases in prices and volume sold. Our product margin from other oils and related products was $18.6 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $18.2 million, primarily due to more favorable market conditions and weather that was 16% colder than the first quarter of 2020. In contrast, in the first quarter of 2020, the COVID-19 pandemic and geopolitical events caused a rapid decline in prices, steepening the forward product pricing curve, which negatively impacted our product margins for the first three months of 2020. In addition, our product margin in other oils and related products was negatively impacted due to significantly warmer weather during the first quarter of 2020 when temperatures were 19% warmer than normal.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $756.0 million and $745.6 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $10.4 million, or 1%, due to an increase in prices partially offset by a decline in volume sold. Our product margin from gasoline distribution was $80.2 million and $107.2 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $27.0 million, or 25%, primarily due to lower fuel margins (cents per gallon) and, to a lesser extent, a decline in volume sold. Wholesale gasoline prices rose during most of the first quarter of 2021. Rising wholesale gasoline prices typically compress our gasoline product margin, the extent of which depends on the magnitude and duration of that rise. In the first quarter of 2020, our product margin benefitted from higher fuel margins (cents per gallon). Wholesale gasoline prices declined, primarily in March of 2020, due to the COVID-19 pandemic and geopolitical events. Declining wholesale gasoline prices can improve our gasoline product margin, the extent of which depends on the magnitude and duration of the decline.

Station Operations. Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $100.2 million and $98.6 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $1.6 million, or 2%. Our product margin from station operations was $50.2 million and $48.6 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $1.5 million, or 3%. The increases in sales and product margin are due to increases in sundries and rental income.

Results for Commercial Segment

Our commercial sales were $145.7 million and $142.6 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $3.1 million or 2%. Our commercial product margin was $4.2 million and $5.3 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $1.1 million, or 21%, primarily due to a decrease in bunkering activity.

Selling, General and Administrative Expenses

SG&A expenses were $46.3 million and $40.9 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $5.4 million, or 13%, including increases of $3.1 million in accrued discretionary incentive compensation, $1.2 million in wages and benefits, $0.9 million in acquisition costs, and $0.2 million in various other SG&A expenses.

Operating Expenses

Operating expenses were $80.5 million and $82.5 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $2.0 million, or 2%, including a decrease of $3.1 million associated with our GDSO operations, partially due to lower salary expense in part attributable to reduced store hours, lower maintenance and repair expenses, and lower commissions and credit card fees related to the reduction in volume, all of which were partly the result of the COVID-19 pandemic. The decrease in operating expenses was offset by an increase of $1.1 million associated with our terminal operations, primarily related to higher maintenance and repair expenses.

Amortization Expense

Amortization expense related to intangible assets was $2.7 million for each of the three months ended March 31, 2021 and 2020.

Net Gain (Loss) on Sale and Disposition of Assets

Net gain (loss) on sale and disposition of assets was $0.5 million and ($0.7 million) for the three months ended March 31, 2021 and 2020, respectively, primarily due to the sale of GDSO sites.

Interest Expense

Interest expense was $20.4 million and $21.6 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $1.2 million, or 6%, due to lower average balances on our credit facilities and lower interest rates.

Income Tax Benefit

Income tax benefit was $0.1 million and $5.9 million for three months ended March 31, 2021 and 2020, respectively. The income tax benefit for the three months ended March 31, 2020 consisted of an income tax benefit of $6.3 million (discussed below) offset by an income tax expense of ($0.4 million). The respective income tax benefit (expense) reflects the income tax benefit (expense) from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload. In connection with the terms of an agreement between us and the minority members of Basin Transload, on September 29, 2020, we acquired the minority members’ collective 40% interest in Basin Transload (see Note 17, “Legal Proceedings” for additional information).

The net loss attributable to the noncontrolling interest was $0 and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The net loss in 2020 represents the 40% noncontrolling ownership of the net loss reported.

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

Working capital was $250.1 million and $283.9 million at March 31, 2021 and December 31, 2020, respectively, a decrease of $33.8 million. Changes in current assets and current liabilities decreasing our working capital primarily include increases of $168.0 million in the current portion of our working capital revolving credit facility and $30.1 million in accounts payable, primarily due to higher prices. The decrease in working capital was offset by increases of $86.9 million in accounts receivable and $84.4 million in inventories, also primarily due to higher prices.

Cash Distributions

Common Units

During 2021, we paid the following cash distribution to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 12, 2021	$19.3 million	Fourth quarter 2020

In addition, on April 26, 2021, the board of directors of our general partner declared a quarterly cash distribution of $0.5750 per unit ($2.30 per unit on an annualized basis) on all of our outstanding common units for the period from January 1, 2021 through March 31, 2021 to our common unitholders of record as of the close of business on May 10, 2021. We expect to pay the total cash distribution of approximately $20.4 million on May 14, 2021.

Series A Preferred Units

During 2021, we paid the following cash distribution to holders of the Series A Preferred Units:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Covering
February 16, 2021	$1.7 million	November 15, 2020 - February 14, 2021

In addition, on April 19, 2021, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on our Series A Preferred Units for the period from February 15, 2021 through May 14, 2021 to our Series A preferred unitholders of record as of the opening of business on May 3, 2021. We expect to pay the total cash distribution of approximately $1.7 million on May 17, 2021.

Series B Preferred Units

On April 19, 2021, the board of directors of our general partner declared the initial quarterly cash distribution of $0.3365 per unit on the Series B Preferred Units, covering the period from March 24, 2021 (the issuance date of the Series B Preferred Units) through May 14, 2021 to our Series B preferred unitholders of record as of the opening of business on May 3, 2021. We expect to pay the total cash distribution of approximately $1.0 million on May 17, 2021.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at March 31, 2021 were as follows (in thousands):

		Payments Due by Period
	Remainder of				2025 and
Contractual Obligations	2021	2022	2023	2024	Thereafter	Total
Credit facility obligations (1)	$159,504	$236,077	$—	$—	$—	$395,581
Senior notes obligations (2)	26,031	52,063	52,063	52,063	942,282	1,124,502
Operating lease obligations (3)	71,351	67,320	52,888	40,887	128,267	360,713
Other long-term liabilities (4)	21,064	22,191	13,231	13,132	41,833	111,451
Financing obligations (5)	11,288	15,268	15,518	15,774	82,158	140,006
Total	$289,238	$392,919	$133,700	$121,856	$1,194,540	$2,132,253
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2021 and assumes a ratable payment through the expiration date. Our credit agreement had a contractual maturity of April 29, 2022 and, at March 31, 2021, no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. On May 6, 2021, we entered into the fifth amendment to third amended and restated credit agreement. Please read “—Credit Agreement” and “—Fifth Amendment to the Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on our senior notes.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements, natural gas transportation and reservation agreements, access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets at 30 gasoline stations and convenience stores. These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation. See Note 8 of Notes to Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $7.0 million and $7.3 million in maintenance capital expenditures for the three months ended March 31, 2021 and 2020, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $6.6 million and $6.3 million for the three months ended March 31, 2021 and 2020, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $9.9 million and $4.4 million in expansion capital expenditures for the three months ended March 31, 2021 and 2020, respectively, primarily related to investments in our gasoline station business.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(105,983)	$137,917
Net cash used in investing activities	$(22,668)	$(11,040)
Net cash provided by (used in) financing activities	$130,535	$(84,530)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash (used in) provided by operating activities was ($105.9 million) and $137.9 million for the three months ended March 31, 2021 and 2020, respectively, for a period-over-period decrease in cash flow from operating activities of $243.8 million. The period-over-period change was due primarily to an increase in prices during the three months ended March 31, 2021 as compared to a decrease during the prior year period. For example, NYMEX gasoline prices increased 54 cents per gallon during the three months ended March 31, 2021 versus a decrease of $1.12 per gallon during the three months ended March 31, 2020.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Three Months Ended		Period over
	March 31,		Period
	2021	2020	Change
(Increase ) decrease in accounts receivable	$(86,794)	$222,995	$(309,789)
(Increase) decrease in inventories	$(84,024)	$235,979	$(320,003)
Increase (decrease) in accounts payable	$30,118	$(227,688)	$257,806
Decrease (increase) in change in derivatives	$16,918	$(76,645)	$93,563

For the three months ended March 31, 2021, the increases in accounts receivable, inventories and accounts payable are largely due to the increase in prices. The decrease in operating cash flow was also impacted by the year-over-year change in derivatives of $93.6 million in part due to the increase in prices in the first quarter of 2021 compared to the decrease in prices in the first quarter of 2020 and to changes in the volume of physical forward contracts.

For the three months ended March 31, 2020, the decreases in accounts receivable, inventories and accounts payable are largely due to the significant decrease in prices, primarily caused by the COVID-19 pandemic and geopolitical events.

Investing Activities

Net cash used in investing activities was $22.7 million for the three months ended March 31, 2021 and included $9.9 million in expansion capital expenditures, $7.0 million in maintenance capital expenditures, $7.1 million in acquisitions primarily related to four company-operated gasoline stations and convenience stores, and $1.7 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations. Net cash used in investing activities was offset by $3.0 million in proceeds from the sale of property and equipment.

Net cash used in investing activities was $11.0 million for the three months ended March 31, 2020 and included $7.3 million in maintenance capital expenditures, $4.4 million in expansion capital expenditures and $0.5 million in seller note issuances, offset by $1.2 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the three months ended March 31, 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $130.5 million for the three months ended March 31, 2021 and included $168.0 million in net borrowing from our working capital revolving credit facility due primarily to the increase in prices and $72.2 million in net proceeds from the issuance of the Series B Preferred Units, offset by $88.6 million in net payments on our revolving credit facility and $21.0 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner. The proceeds from the issuance of the Series B units were used to pay down the revolving credit facility.

Net cash used in financing activities was $84.5 million for the three months ended March 31, 2020 and included $115.0 million in net payments on our working capital revolving credit facility primarily due to the significant decrease in prices and $19.9 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner. Net cash used in financing activities was offset by $50.0 million in borrowing from our revolving credit facility in response to the uncertainty caused by the COVID-19 pandemic and $0.4 million in capital contributions from our noncontrolling interest in Basin Transload.

See Note 7 of Notes to Consolidated Financial Statements for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.17 billion senior secured credit facility. On May 5, 2021, we and certain of our subsidiaries entered into a fifth amendment to our credit agreement which, among other things, increases the total aggregate commitment to $1.25 billion and extends the maturity date from April 29, 2022 to May 6, 2024 (see “–Fifth Amendment to the Credit Agreement” below).

We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

As of March 31, 2021, the two facilities under the credit agreement included:

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

The average interest rates for the credit agreement were 2.7% and 3.5% for the three months ended March 31, 2021 and 2020, respectively.

On March 5, 2021, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021 for the 1-week and 2-month U.S. dollar settings and after June 30, 2023 for the remaining U.S. dollar settings. Our credit agreement includes provisions to determine a replacement rate for LIBOR if necessary during its term based on the secured overnight financing rate published by the Federal Reserve Bank of New York. We currently do not expect the transition from LIBOR to have a material impact on us.

As of March 31, 2021, we had total borrowings outstanding under the credit agreement of $385.8 million, including $33.4 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $133.7 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $650.5 million and $778.5 million at March 31, 2021 and December 31, 2020, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at March 31, 2021. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on the credit agreement.

Fifth Amendment to the Credit Agreement

On May 5, 2021, we and certain of our subsidiaries entered into the Fifth Amendment to Third Amended and Restated Credit Agreement (the “Fifth Amendment”), which further amends the credit agreement. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the credit agreement.

The Fifth Amendment amends certain terms, provisions and covenants of the credit agreement, including, without limitation:

(i)	increases the aggregate commitments under the facilities with the commitment under the working capital revolving credit facility increased to $800.0 million from $770.0 million and the commitment under the revolving credit facility increased to $450.0 million from $400.0 million;

(ii)	extends the maturity date for the credit agreement from April 29, 2022 to May 6, 2024;

(iii)	decreases by 0.125% the applicable rate under the working capital revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit; and

(iv)	reduces the Eurocurrency rate floor to zero basis points and the cost of funds rate floor to zero basis points.

All other material terms of the credit agreement remain substantially the same as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Senior Notes

We had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at March 31, 2021 and December 31, 2020. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on these senior notes.

Financing Obligations

We had financing obligations outstanding at March 31, 2021 and December 31, 2020 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

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

As of March 31, 2021, we had total borrowings outstanding under our credit agreement of $385.8 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $3.9 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At March 31, 2021, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31,	Effect of 10%	Effect of 10%
	2021	Price Increase	Price Decrease
Exchange traded derivative contracts	$(108,045)	$(38,427)	$38,427
Forward derivative contracts	(12,417)	1,251	(1,251)
Total	$(120,462)	$(37,176)	$37,176

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2021. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $31.3 million at March 31, 2021.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2021, we completed the implementation of a new enterprise resource planning (“ERP”) system which replaced certain legacy systems that were used for transaction processing and financial reporting activities. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system as of March 31, 2021.

Except as noted above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is included in Note 17 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results.

Item 6.Exhibits

(a)	Exhibits

3.1	—	Certificate of Limited Partnership of Global Partners LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on May 10, 2005).

3.2	—

Fifth Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of March 24, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 24, 2021).

4.1	—

Indenture, dated October 7, 2020, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 8, 2020).

4.2	—

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

10.1	—	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of May 5, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2021).

10.2*	—	Slifka Entities Services Agreement, effective as of January 1, 2021.

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.

†    Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 7, 2021		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2021		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)