Form 10-Q
period 2021-06-30
GLOBAL PARTNERS LP
filed 2021-08-06
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The issuer had 33,995,563 common units outstanding as of August 3, 2021.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$6,177	$9,714
Accounts receivable, net	349,950	227,317
Accounts receivable—affiliates	2,218	2,410
Inventories	490,952	384,432
Brokerage margin deposits	25,104	21,661
Derivative assets	5,227	16,556
Prepaid expenses and other current assets	79,320	119,340
Total current assets	958,948	781,430
Property and equipment, net	1,073,665	1,082,486
Right of use assets, net	284,482	290,506
Intangible assets, net	31,329	35,925
Goodwill	328,569	323,565
Other assets	32,826	26,588
Total assets	$2,709,819	$2,540,500
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$247,638	$207,873
Working capital revolving credit facility—current portion	192,900	34,400
Lease liability—current portion	67,901	75,376
Environmental liabilities—current portion	4,455	4,455
Trustee taxes payable	49,989	36,598
Accrued expenses and other current liabilities	123,438	126,774
Derivative liabilities	32,151	12,055
Total current liabilities	718,472	497,531
Working capital revolving credit facility—less current portion	150,000	150,000
Revolving credit facility	33,400	122,000
Senior notes	738,457	737,605
Long-term lease liability—less current portion	227,597	226,648
Environmental liabilities—less current portion	47,731	49,166
Financing obligations	145,573	146,535
Deferred tax liabilities	56,320	56,218
Other long—term liabilities	61,650	59,298
Total liabilities	2,179,200	2,045,001
Partners’ equity
Series A preferred limited partners (2,760,000 units issued and outstanding at June 30, 2021 and December 31, 2020)	67,226	67,226
Series B preferred limited partners (3,000,000 units and 0 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	72,305	—
Common limited partners (33,995,563 units issued and 33,828,270 outstanding at June 30, 2021 and 33,995,563 units issued and 33,966,180 outstanding at December 31, 2020)	389,173	428,842
General partner interest (0.67% interest with 230,303 equivalent units outstanding at June 30, 2021 and December 31, 2020)	(2,129)	(2,169)
Accumulated other comprehensive income	4,044	1,600
Total partners’ equity	530,619	495,499
Total liabilities and partners’ equity	$2,709,819	$2,540,500

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales	$3,279,145	$1,469,577	$5,832,472	$4,064,670
Cost of sales	3,101,100	1,229,630	5,509,395	3,678,985
Gross profit	178,045	239,947	323,077	385,685
Costs and operating expenses:
Selling, general and administrative expenses	54,031	59,017	100,355	99,940
Operating expenses	88,169	76,714	168,697	159,267
Amortization expense	2,673	2,713	5,396	5,425
Net gain on sale and disposition of assets	(8)	(811)	(483)	(68)
Long-lived asset impairment	188	1,724	188	1,724
Total costs and operating expenses	145,053	139,357	274,153	266,288
Operating income	32,992	100,590	48,924	119,397
Interest expense	(20,320)	(21,089)	(40,679)	(42,690)
Income before income tax (expense) benefit	12,672	79,501	8,245	76,707
Income tax (expense) benefit	(533)	(3,528)	(403)	2,341
Net income	12,139	75,973	7,842	79,048
Net loss attributable to noncontrolling interest	—	289	—	490
Net income attributable to Global Partners LP	12,139	76,262	7,842	79,538
Less: General partner’s interest in net income, including incentive distribution rights	849	511	1,588	533
Less: Preferred limited partner interest in net income	3,463	1,682	5,283	3,364
Net income attributable to common limited partners	$7,827	$74,069	$971	$75,641
Basic net income per common limited partner unit	$0.23	$2.19	$0.03	$2.23
Diluted net income per common limited partner unit	$0.23	$2.17	$0.03	$2.21
Basic weighted average common limited partner units outstanding	33,939	33,869	33,953	33,869
Diluted weighted average common limited partner units outstanding	34,290	34,204	34,295	34,248

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$12,139	$75,973	$7,842	$79,048
Other comprehensive income:
Change in fair value of cash flow hedges	(1,228)	5,187	824	5,187
Change in pension liability	1,574	2,360	1,620	(620)
Total other comprehensive income	346	7,547	2,444	4,567
Comprehensive income	12,485	83,520	10,286	83,615
Comprehensive loss attributable to noncontrolling interest	—	289	—	490
Comprehensive income attributable to Global Partners LP	$12,485	$83,809	$10,286	$84,105

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income	$7,842	$79,048
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	50,480	50,655
Amortization of deferred financing fees	2,599	2,567
Bad debt expense	(93)	360
Unit-based compensation expense	611	587
Write-off of financing fees	365	667
Net gain on sale and disposition of assets	(483)	(68)
Long-lived asset impairment	188	1,724
Changes in operating assets and liabilities:
Accounts receivable	(122,540)	180,003
Accounts receivable-affiliate	192	327
Inventories	(106,137)	106,142
Broker margin deposits	(3,443)	2,170
Prepaid expenses, all other current assets and other assets	33,392	(12,546)
Accounts payable	39,765	(210,035)
Trustee taxes payable	13,391	807
Change in derivatives	31,425	(48,616)
Accrued expenses, all other current liabilities and other long-term liabilities	(1,112)	8,211
Net cash (used in) provided by operating activities	(53,558)	162,003
Cash flows from investing activities
Acquisitions	(7,071)	—
Capital expenditures	(38,753)	(21,746)
Seller note issuances	(1,690)	(1,188)
Proceeds from sale of property and equipment	3,412	6,082
Net cash used in investing activities	(44,102)	(16,852)
Cash flows from financing activities
Net proceeds from issuance of Series B preferred units	72,167	—
Net borrowings from (payments on) working capital revolving credit facility	158,500	(107,200)
Net payments on revolving credit facility	(88,600)	(4,700)
Repurchase of common units	(3,772)	(291)
LTIP units withheld for tax obligations	(36)	(30)
Noncontrolling interest capital contribution	—	400
Distributions to limited partners and general partner	(44,136)	(35,014)
Net cash provided by (used in) financing activities	94,123	(146,835)
Cash and cash equivalents
Decrease in cash and cash equivalents	(3,537)	(1,684)
Cash and cash equivalents at beginning of period	9,714	12,042
Cash and cash equivalents at end of period	$6,177	$10,358
Supplemental information
Cash paid during the year for interest	$18,331	$32,376

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and six months ended June 30, 2021	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2020	$67,226	$—	$428,842	$(2,169)	$1,600	$495,499
Issuance of Series B preferred units	—	72,167	—	—	—	72,167
Net income (loss)	1,682	138	(6,856)	739	—	(4,297)
Distributions to limited partners and general partner	(1,682)	—	(18,698)	(642)	—	(21,022)
Unit-based compensation	—	—	259	—	—	259
Other comprehensive income	—	—	—	—	2,098	2,098
LTIP units withheld for tax obligations	—	—	(26)	—	—	(26)
Dividends on repurchased units	—	—	16	—	—	16
Balance at March 31, 2021	$67,226	$72,305	$403,537	$(2,072)	$3,698	$544,694
Net income	1,682	1,781	7,827	849	—	12,139
Distributions to limited partners and general partner	(1,682)	(1,781)	(19,547)	(906)	—	(23,916)
Unit-based compensation	—	—	352	—	—	352
Other comprehensive income	—	—	—	—	346	346
Repurchase of common units	—	—	(3,772)	—	—	(3,772)
LTIP units withheld for tax obligations	—	—	(10)	—	—	(10)
Dividends on repurchased units	—	—	786	—	—	786
Balance at June 30, 2021	$67,226	$72,305	$389,173	$(2,129)	$4,044	$530,619

	Partners' Equity
	Series A			Accumulated
	Preferred	Common	General	Other		Total
	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
Three and six months ended June 30, 2020	Partners	Partners	Interest	Income (Loss)	Interest	Equity
Balance at December 31, 2019	$67,226	$398,535	$(2,620)	$(5,076)	$1,174	$459,239
Net income (loss)	1,682	1,572	22	—	(201)	3,075
Noncontrolling interest capital contribution	—	—	—	—	400	400
Distributions to limited partners and general partner	(1,682)	(17,848)	(443)	—	—	(19,973)
Unit-based compensation	—	288	—	—	—	288
Other comprehensive loss	—	—	—	(2,980)	—	(2,980)
LTIP units withheld for tax obligation	—	(25)	—	—	—	(25)
Dividends on repurchased units	—	68	—	—	—	68
Balance at March 31, 2020	$67,226	$382,590	$(3,041)	$(8,056)	$1,373	$440,092
Net income (loss)	1,682	74,069	511	—	(289)	75,973
Distributions to limited partners and general partner	(1,682)	(13,385)	(91)	—	—	(15,158)
Unit-based compensation	—	299	—	—	—	299
Other comprehensive income	—	—	—	7,547	—	7,547
Repurchase of common units	—	(291)	—	—	—	(291)
LTIP units withheld for tax obligation	—	(5)	—	—	—	(5)
Dividends on repurchased units	—	49	—	—	—	49
Balance at June 30, 2020	$67,226	$443,326	$(2,621)	$(509)	$1,084	$508,506

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of June 30, 2021, the Partnership had a portfolio of 1,564 owned, leased and/or supplied gasoline stations, including 283 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of June 30, 2021, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 4,992,207 common units, representing a 14.7% limited partner interest.

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

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2021. The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Partnership are reported as a noncontrolling interest in the accompanying consolidated financial statements for the three and six months ended June 30, 2020.

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	77%	69%	71%	67%
Distillates (home heating oil, diesel and kerosene) and residual oil sales	18%	23%	24%	27%
Crude oil sales and crude oil logistics revenue	1%	1%	1%	1%
Convenience store sales, rental income and sundries	4%	7%	4%	5%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Wholesale segment	17%	43%	18%	27%
Gasoline Distribution and Station Operations segment	82%	56%	80%	71%
Commercial segment	1%	1%	2%	2%
Total	100%	100%	100%	100%

See Note 14, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and six months ended June 30, 2021 and 2020.

Note 2.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended June 30, 2021
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$632,330	$1,023,187	$77,100	$1,732,617
Station operations	—	104,803	—	104,803
Total revenue from contracts with customers	632,330	1,127,990	77,100	1,837,420
Other sales:
Revenue originating as physical forward contracts and exchanges	1,364,689	—	58,113	1,422,802
Revenue from leases	564	18,359	—	18,923
Total other sales	1,365,253	18,359	58,113	1,441,725
Total sales	$1,997,583	$1,146,349	$135,213	$3,279,145

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2020
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$257,568	$455,161	$28,564	$741,293
Station operations	—	86,967	—	86,967
Total revenue from contracts with customers	257,568	542,128	28,564	828,260
Other sales:
Revenue originating as physical forward contracts and exchanges	586,042	—	37,609	623,651
Revenue from leases	538	17,128	—	17,666
Total other sales	586,580	17,128	37,609	641,317
Total sales	$844,148	$559,256	$66,173	$1,469,577

	Six Months Ended June 30, 2021
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$1,363,517	$1,779,195	$95,884	$3,238,596
Station operations	—	186,652	—	186,652
Total revenue from contracts with customers	1,363,517	1,965,847	95,884	3,425,248
Other sales:
Revenue originating as physical forward contracts and exchanges	2,184,420	—	184,999	2,369,419
Revenue from leases	1,131	36,674	—	37,805
Total other sales	2,185,551	36,674	184,999	2,407,224
Total sales	$3,549,068	$2,002,521	$280,883	$5,832,472

	Six Months Ended June 30, 2020
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels, crude oil and propane	$768,341	$1,200,776	$95,745	$2,064,862
Station operations	—	167,869	—	167,869
Total revenue from contracts with customers	768,341	1,368,645	95,745	2,232,731
Other sales:
Revenue originating as physical forward contracts and exchanges	1,682,962	—	113,046	1,796,008
Revenue from leases	1,079	34,852	—	35,931
Total other sales	1,684,041	34,852	113,046	1,831,939
Total sales	$2,452,382	$1,403,497	$208,791	$4,064,670

Nature of Goods and Services

Revenue from Contracts with Customers (ASC 606):

●	Refined petroleum products, renewable fuels and crude oil sales—Under the Partnership’s Wholesale, Gasoline Distribution and Station Operations (“GDSO”) and Commercial segments, revenue is recognized at the point where control of the product is transferred to the customer and collectability is reasonably assured.

●	Station operations—Revenue from convenience store sales of grocery and other merchandise and sundries (such as car wash sales and lottery and ATM commissions) is recognized at the time of the sale to the customer.

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both June 30, 2021 and December 31, 2020.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2021 and December 31, 2020 excludes 167,293 and 29,383 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 12). These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net (loss) income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$12,139	$11,290	$849	$—	$76,262	$75,751	$511	$—
Declared distribution	$20,453	$19,547	$138	$768	$15,701	$15,595	$106	$—
Assumed allocation of undistributed net (loss) income	(8,314)	(8,257)	(57)	—	60,561	60,156	405	—
Assumed allocation of net income	$12,139	$11,290	$81	$768	$76,262	$75,751	$511	$—
Less: Preferred limited partner interest in net income		3,463				1,682
Net income attributable to common limited partners		$7,827				$74,069
Denominator:
Basic weighted average common units outstanding		33,939				33,869
Dilutive effect of phantom units		351				335
Diluted weighted average common units outstanding		34,290				34,204
Basic net income per common limited partner unit		$0.23				$2.19
Diluted net income per common limited partner unit		$0.23				$2.17

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$7,842	$6,254	$1,588	$—	$79,538	$79,005	$533	$—
Declared distribution	$40,906	$39,094	$276	$1,536	$29,177	$28,980	$197	$—
Assumed allocation of undistributed net (loss) income	(33,064)	(32,840)	(224)	—	50,361	50,025	336	—
Assumed allocation of net income	$7,842	$6,254	$52	$1,536	$79,538	$79,005	$533	$—
Less: Preferred limited partner interest in net income		5,283				3,364
Net income attributable to common limited partners		$971				$75,641
Denominator:
Basic weighted average common units outstanding		33,953				33,869
Dilutive effect of phantom units		342				379
Diluted weighted average common units outstanding		34,295				34,248
Basic net income per common limited partner unit		$0.03				$2.23
Diluted net income per common limited partner unit		$0.03				$2.21

The board of directors of the General Partner declared the following quarterly cash distributions on its common units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 26, 2021	$0.5750	March 31, 2021
July 27, 2021	$0.5750	June 30, 2021

The board of directors of the General Partner declared the following quarterly cash distributions on the Series A Preferred Units (as defined in Note 13):

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 19, 2021	$0.609375	February 15, 2021 - May 14, 2021
July 19, 2021	$0.609375	May 15, 2021 - August 14, 2021

The board of directors of the General Partner declared the following quarterly cash distributions on the Series B Preferred Units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 19, 2021	$0.3365	March 24, 2021 - May 14, 2021
July 19, 2021	$0.59375	May 15, 2021 - August 14, 2021

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

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Distillates: home heating oil, diesel and kerosene	$206,210	$206,177
Gasoline	167,085	98,747
Gasoline blendstocks	44,801	27,468
Crude oil	4,325	6,181
Residual oil	42,900	21,159
Renewable identification numbers (RINs)	3,246	2,332
Convenience store inventory	22,354	22,329
Other	31	39
Total	$490,952	$384,432

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $0.8 million and $3.0 million at June 30, 2021 and December 31, 2020, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $13.7 million and $9.8 million at June 30, 2021 and December 31, 2020, respectively. Exchange transactions are valued using current carrying costs.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2020	$323,565
Acquisitions (1)	5,166
Dispositions (2)	(162)
Balance at June 30, 2021	$328,569
(1)	Acquisitions represent the recognition of goodwill associated with the acquisition of four company-operated gasoline stations and convenience stores. The purchase price was approximately $6.3 million which was preliminarily attributed to $5.2 million in goodwill, $0.7 million in equipment and $0.4 million in inventory.
(2)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets.

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Buildings and improvements	$1,279,786	$1,243,460
Land	450,777	449,840
Fixtures and equipment	37,458	36,352
Idle plant assets	30,500	30,500
Construction in process	37,661	42,428
Capitalized internal use software	32,100	30,534
Total property and equipment	1,868,282	1,833,114
Less accumulated depreciation	794,617	750,628
Total	$1,073,665	$1,082,486

Property and equipment includes assets held for sale of $1.5 million and $1.7 million at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021, the Partnership had a $40.5 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at June 30, 2021 and December 31, 2020.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Evaluation of Long-Lived Asset Impairment

The Partnership recognized an impairment charge relating to certain developmental assets for raze and rebuilds allocated to the GDSO segment in the amount of $0.2 million for each of the three and six months ended June 30, 2021, which is included in long-lived asset impairment in the accompanying statements of operations.

The Partnership recognized an impairment charge relating to certain right of use assets allocated to the Wholesale segment in the amount of $1.7 million for each of the three and six months ended June 30, 2020, which is included in long-lived asset impairment in the accompanying statements of operations.

Note 7.    Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.25 billion senior secured credit facility (the “Credit Agreement”). On May 5, 2021, the Partnership and certain of its subsidiaries entered into a fifth amendment to the Credit Agreement which, among other things, increased the total aggregate commitment from $1.17 billion to $1.25 billion and extended the maturity date from April 29, 2022 to May 6, 2024 (see “–Fifth Amendment to the Credit Agreement” below).

There are two facilities under the Credit Agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $800.0 million; and

●	a $450.0 million revolving credit facility to be used for general corporate purposes.

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

The average interest rates for the Credit Agreement were 2.4% and 2.8% for the three months ended June 30, 2021 and 2020, respectively, and 2.5% and 3.1% for the six months ended June 30, 2021 and 2020, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at June 30, 2021 the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $192.9 million as the current portion at June 30, 2021, representing the amount the Partnership expects to pay down over the next twelve months. The long-term portion of the working capital revolving credit facility was $150.0 million at both June 30, 2021 and December 31, 2020, and the current portion was $192.9 million and $34.4 million at June 30, 2021 and December 31, 2020, respectively. The increase in total borrowings under the working capital revolving credit facility of $158.5 million from December 31, 2020 was in part due to higher prices.

As of June 30, 2021, the Partnership had total borrowings outstanding under the Credit Agreement of $376.3 million, including $33.4 million outstanding on the revolving credit facility. In addition, the Partnership had

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

outstanding letters of credit of $78.8 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $794.9 million and $778.5 million at June 30, 2021 and December 31, 2020, respectively.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at June 30, 2021. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement). In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on the Credit Agreement.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In connection with the Fifth Amendment (as defined below) in May 2021, the Partnership capitalized additional financing fees of $6.0 million. Also in connection with the Fifth Amendment, the Partnership incurred expenses of approximately $0.4 million associated with the write-off of a portion of the related deferred financing fees. These expenses are included in interest expense in the accompanying consolidated statements of operations for the three and six months ended June 30, 2021. The Partnership had unamortized deferred financing fees of $20.9 million and $17.9 million at June 30, 2021 and December 31, 2020, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $8.7 million and $4.8 million at June 30, 2021 and December 31, 2020, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $11.5 million and $12.4 million at June 30, 2021 and December 31, 2020, respectively. Unamortized fees related to the Partnership’s sale-lease transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.7 million at both June 30, 2021 and December 31, 2020.

Amortization expense of approximately $1.3 million for each of the three months ended June 30, 2021 and 2020 and $2.6 million for each of the six months ended June 30, 2021 and 2020, is included in interest expense in the accompanying consolidated statements of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Borrowings from working capital revolving credit facility	$1,087,800	$680,100
Payments on working capital revolving credit facility	(929,300)	(787,300)
Net borrowings from (payments on) working capital revolving credit facility	$158,500	$(107,200)
Borrowings from revolving credit facility	$—	$50,000
Payments on revolving credit facility	(88,600)	(54,700)
Net payments on revolving credit facility	$(88,600)	$(4,700)

Fifth Amendment to the Credit Agreement

On May 5, 2021, the Partnership and certain of its subsidiaries entered into the Fifth Amendment to Third Amended and Restated Credit Agreement (the “Fifth Amendment”), which further amends the Credit Agreement. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

The Fifth Amendment amended certain terms, provisions and covenants of the Credit Agreement, including, without limitation:

(i)	increased the aggregate commitments under the facilities with the commitment under the working capital revolving credit facility increased to $800.0 million from $770.0 million and the commitment under the revolving credit facility increased to $450.0 million from $400.0 million;

(ii)	extended the maturity date for the Credit Agreement from April 29, 2022 to May 6, 2024;

(iii)	decreased by 0.125% the applicable rate under the working capital revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit; and

(iv)	reduced the Eurocurrency rate floor to zero basis points and the cost of funds rate floor to zero basis points.

All other material terms of the Credit Agreement remain substantially the same as disclosed in Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at June 30, 2021 and December 31, 2020. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on these senior notes.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing Obligations

The Partnership had financing obligations outstanding at June 30, 2021 and December 31, 2020 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on these financial obligations.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at June 30, 2021:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	101,472	Thousands of barrels
Short	(105,899)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	11,593	Thousands of barrels
Short	(5,359)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

Derivatives Accounted for as Hedges

The Partnership utilizes fair value hedges and cash flow hedges to hedge commodity price risk.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2021	2020	2021	2020
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(24,169)	$(46,637)	$(29,663)	$1,698
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$20,879	$44,025	$24,379	$(6,157)

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

During the second quarter ended June 30, 2020, to hedge the Partnership’s cash flow risk relative to certain trends and the fluctuations in commodity prices observed within the GDSO segment, the Partnership entered into exchange-traded commodity swap contracts and designated them as a cash flow hedge of its fuel purchases designed to reduce its cost of fuel if market prices rise through 2021 or increase its cost of fuel if market prices decrease through 2021. The amount of income recognized in other comprehensive income for derivatives designated in cash flow hedging relationships was $2.6 million and $5.4 million for the three months ended June 30, 2021 and 2020, respectively, and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$7.2 million and $5.4 million for the six months ended June 30, 2021 and 2020, respectively. The amount of income reclassified from other comprehensive income into cost of sales for derivatives designated in cash flow hedging relationships was $3.9 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $6.4 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively The amount of income recognized in other comprehensive income as of June 30, 2021 and expected to be reclassified into earnings within the next twelve months was $7.9 million.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives not designated as	Recognized in	June 30,		June 30,
hedging instruments	Income on Derivatives	2021	2020	2021	2020
Commodity contracts	Cost of sales	$(3,775)	$4,516	$1,133	$4,066

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at June 30, 2021 and December 31, 2020 (in thousands):

		June 30, 2021
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$9,354	$85,021	$94,375
Forward derivative contracts (1)	Derivative assets	—	5,227	5,227
Total asset derivatives		$9,354	$90,248	$99,602

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(226,475)	$(226,475)
Forward derivative contracts (1)	Derivative liabilities	—	(32,151)	(32,151)
Total liability derivatives		$—	$(258,626)	$(258,626)

		December 31, 2020
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$7,628	$72,424	$80,052
Forward derivative contracts (1)	Derivative assets	—	16,556	16,556
Total asset derivatives		$7,628	$88,980	$96,608

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(7,183)	$(93,874)	$(101,057)
Forward derivative contracts (1)	Derivative liabilities	—	(12,055)	(12,055)
Total liability derivatives		$(7,183)	$(105,929)	$(113,112)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value at June 30, 2021
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$3,999	$1,228	$—	$5,227
Exchange-traded/cleared derivative instruments (2)	(132,100)	—	—	157,204	25,104
Pension plans	21,444	—	—	—	21,444
Total assets	$(110,656)	$3,999	$1,228	$157,204	$51,775

Liabilities:
Forward derivative contracts (1)	$—	$(31,905)	$(246)	$—	$(32,151)

	Fair Value at December 31, 2020
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$16,124	$432	$—	$16,556
Exchange-traded/cleared derivative instruments (2)	(21,005)	—	—	42,666	21,661
Pension plans	19,495	—	—	—	19,495
Total assets	$(1,510)	$16,124	$432	$42,666	$57,712

Liabilities:
Forward derivative contracts (1)	$—	$(11,970)	$(85)	$—	$(12,055)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

The Partnership estimates the fair values of its senior notes using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs. The fair values of the senior notes, estimated by observing market trading prices of the respective senior notes, were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$424,000	$400,000	$427,000
6.875% senior notes due 2029	$350,000	$375,375	$350,000	$378,000

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

The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants. The estimated range and weighted average for these inputs include the following:

	June 30, 2021			December 31, 2020
	Low	High	Weighted	Low	High	Weighted
Product	($ per barrel)	($ per barrel)	Average	($ per barrel)	($ per barrel)	Average
Crude oil	$(1.65)	$0.10	$(0.59)	$(4.25)	$(3.15)	$(3.61)

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

Note 10.    Environmental Liabilities and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2021 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	June 30,
Environmental Liability Related to:	2020	2021	2021	2021	2021
Retail gasoline stations	$49,980	$(1,255)	$(214)	$69	$48,580
Terminals	3,641	(35)	—	—	3,606
Total environmental liabilities	$53,621	$(1,290)	$(214)	$69	$52,186
Current portion	$4,455				$4,455
Long-term portion	49,166				47,731
Total environmental liabilities	$53,621				$52,186

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $5.7 million and $2.6 million at June 30, 2021 and December 31, 2020, respectively.

The Partnership may enter into RIN forward purchase and sales commitments. Total losses from firm non-cancellable commitments were immaterial at both June 30, 2021 and December 31, 2020.

Note 11.    Related Party Transactions

Throughout 2020, the Partnership was a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that was 100% owned by members of the Slifka family, pursuant to which the Partnership provided GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC paid the Partnership a monthly services fee at an agreed amount subject to approval by the Conflicts Committee of the board of directors of the General Partner. In connection with GPC’s entry into a plan of liquidation and dissolution, the Second Amended and Restated Services Agreement was terminated by mutual agreement of the parties effective December 31, 2020. Effective January 1, 2021, the Partnership entered into a new services agreement with various entities which own limited partner and/or general partner interests in the Partnership and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services for which such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of June 30, 2021, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $33.6 million and $42.4 million for the three months ended June 30, 2021 and 2020, respectively, and $65.0 million and $70.2 million for the six months ended June 30, 2021 and 2020, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from GPC and the General Partner (in thousands):

	June 30,	December 31,
	2021	2020
Receivables from GPC	$22	$28
Receivables from the General Partner (1)	2,196	2,382
Total	$2,218	$2,410
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

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

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested phantom units at December 31, 2020	402,570	9.47
Vested	(5,127)	25.85
Outstanding non—vested phantom units at June 30, 2021	397,443	9.26

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $0.3 million for each of the three months ended June 30, 2021 and 2020, and $0.6 million for each of the six months ended June 30, 2021 and 2020, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at June 30, 2021 was approximately $1.0 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity. Since the Repurchase Program was implemented, the General Partner repurchased 1,009,843 common units pursuant to the Repurchase Program for approximately $28.8 million, of which approximately $3.8 million were purchased during each of the three and six months ended June 30, 2021.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement. The Agreement requires the Partnership to fund

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

costs that the General Partner incurs in connection with performance of the Agreement. In accordance with the Agreement, the Partnership paid members of the General Partner $0 for each of the three and six months ended June 30, 2021 and $0 and $0.3 million for the three and six months ended June 30, 2020, respectively.

Note 13.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At June 30, 2021, there were 33,995,563 common units issued, including 4,992,207 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the three and six months ended June 30, 2021.

Series A Preferred Units

At June 30, 2021, there were 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three and six months ended June 30, 2021.

Series B Preferred Units

On March 24, 2021, the Partnership issued 3,000,000 Series B Preferred Units at a price of $25.00 per Series B Preferred Unit. There have been no changes to the Series B Preferred Units during the three months ended June 30, 2021.

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2021 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/12/2021 (1)	12/31/20	$0.550	$18,698	$130	$512	$19,340
5/14/2021 (1)	03/31/21	0.5750	19,547	138	768	20,453
(1)	This distribution resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on July 27, 2021, the board of directors of the General Partner declared a quarterly cash distribution of $0.5750 per unit ($2.30 per unit on an annualized basis) on all of its outstanding common units for the period from April 1, 2021 through June 30, 2021. On August 13, 2021, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 9, 2021.

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

The Partnership paid the following cash distributions on the Series A Preferred Units during 2021 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/16/2021	11/15/20 - 2/14/21	$0.609375	$1,682
5/17/2021	2/15/21 - 5/14/21	0.609375	1,682

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, on July 19, 2021, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from May 15, 2021 through August 14, 2021. This distribution will be payable on August 16, 2021 to holders of record as of the opening of business on August 2, 2021.

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

On May 17, 2021, the Partnership paid the initial quarterly cash distribution of $0.3365 per unit on the Series B Preferred Units, covering the period from March 24, 2021 (the issuance date of the Series B Preferred Units) through May 14, 2021, totaling approximately $1.0 million. In addition, on July 19, 2021, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from May 15, 2021 through August 14, 2021. This distribution will be payable on August 16, 2021 to holders of record as of the opening of business on August 2, 2021.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Wholesale Segment: (1)
Sales
Gasoline and gasoline blendstocks	$1,505,658	$554,314	$2,325,056	$1,525,421
Crude oil (2)	17,016	9,039	33,934	15,492
Other oils and related products (3)	474,909	280,795	1,190,078	911,469
Total	$1,997,583	$844,148	$3,549,068	$2,452,382
Product margin
Gasoline and gasoline blendstocks	$23,516	$58,283	$39,921	$67,830
Crude oil (2)	(3,321)	9,203	(7,848)	4,733
Other oils and related products (3)	13,340	44,505	31,955	44,891
Total	$33,535	$111,991	$64,028	$117,454
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,023,187	$455,161	$1,779,195	$1,200,776
Station operations (4)	123,162	104,095	223,326	202,721
Total	$1,146,349	$559,256	$2,002,521	$1,403,497
Product margin
Gasoline	$101,303	$96,770	$181,555	$204,000
Station operations (4)	61,141	48,801	111,298	97,442
Total	$162,444	$145,571	$292,853	$301,442
Commercial Segment: (1)
Sales	$135,213	$66,173	$280,883	$208,791
Product margin	$2,701	$2,517	$6,891	$7,853
Combined sales and Product margin:
Sales	$3,279,145	$1,469,577	$5,832,472	$4,064,670
Product margin (5)	$198,680	$260,079	$363,772	$426,749
Depreciation allocated to cost of sales	(20,635)	(20,132)	(40,695)	(41,064)
Combined gross profit	$178,045	$239,947	$323,077	$385,685
(1)	Segment reporting results for the three and six months ended June 30, 2020 have been reclassified between the Wholesale and Commercial segments to conform to the Partnership’s current presentation.
(2)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(3)	Other oils and related products primarily consist of distillates and residual oil.
(4)	Station operations consist of convenience store sales, rental income and sundries.
(5)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 118 million gallons and 83 million gallons of the GDSO segment’s sales for the three months ended June 30, 2021 and 2020, respectively, and 219 million gallons and 188 million gallons of the GDSO segment’s sales for the six months ended June 30, 2021 and 2020, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Combined gross profit	$178,045	$239,947	$323,077	$385,685
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	54,031	59,017	100,355	99,940
Operating expenses	88,169	76,714	168,697	159,267
Amortization expense	2,673	2,713	5,396	5,425
Net gain on sale and disposition of assets	(8)	(811)	(483)	(68)
Long-lived asset impairment	188	1,724	188	1,724
Total operating costs and expenses	145,053	139,357	274,153	266,288
Operating income	32,992	100,590	48,924	119,397
Interest expense	(20,320)	(21,089)	(40,679)	(42,690)
Income tax (expense) benefit	(533)	(3,528)	(403)	2,341
Net income	12,139	75,973	7,842	79,048
Net loss attributable to noncontrolling interest	—	289	—	490
Net income attributable to Global Partners LP	$12,139	$76,262	$7,842	$79,538

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and six months ended June 30, 2021 and 2020.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at June 30, 2021 and December 31, 2020 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
June 30, 2021	$721,326	$—	$1,625,029	$363,464	$2,709,819
December 31, 2020	$649,301	$—	$1,581,397	$309,802	$2,540,500

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

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period. The valuation allowance increased by $0.2 million for the six months ended June 30, 2021.

The Partnership computed its tax provision for the three and six months ended June 30, 2021 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate. Given a reliable estimate of the annual effective tax rate cannot be made, the Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three and six months ended June 30, 2021.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had gross-tax effected unrecognized tax benefits of $0 at both June 30, 2021 and December 31, 2020.

GMG files income tax returns in the United States and various state jurisdictions. As of June 30, 2021, with few exceptions, the Partnership was subject to income tax examination by tax authorities for all years dated back to 2017.

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

(Unaudited)

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

Note 16.    Changes in Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income by component for the periods presented (in thousands):

	Pension	Derivatives Designated as
Three Months Ended June 30, 2021	Plan	Cash Flow Hedges	Total
Balance at March 31, 2021	$(5,436)	$9,134	$3,698
Other comprehensive income	1,674	2,664	4,338
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(100)	(3,892)	(3,992)
Total comprehensive income (loss)	1,574	(1,228)	346
Balance at June 30, 2021	$(3,862)	$7,906	$4,044

	Pension	Derivatives Designated as
Six Months Ended June 30, 2021	Plan	Cash Flow Hedges	Total
Balance at December 31, 2020	$(5,482)	$7,082	$1,600
Other comprehensive income	1,819	7,239	9,058
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(199)	(6,415)	(6,614)
Total comprehensive income (loss)	1,620	824	2,444
Balance at June 30, 2021	$(3,862)	$7,906	$4,044

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP. The Partnership denied the allegations and the NYSDEC did not issue any such NOV. The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils. The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorized the Partnership to increase the throughput of crude oil at the Albany Terminal. According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements. The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program and the NYSDEC never issued an NOV in the matter. The CAA authorizes the EPA to take enforcement action if there are violations of the New York SIP seeking compliance and penalties. The Partnership has denied the NOV allegations and asserts that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law occurred. The Partnership disputed the claims alleged in the NOV and first responded to the EPA in September 2016. The Partnership met with the EPA and provided additional information at the agency’s request. On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV. On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying. The EPA did not respond with such evidence, but instead has requested that the Partnership enter into a series of tolling agreements. The Partnership signed the tolling agreements with respect to this matter, as requested by the EPA, and such agreements currently extend through December 31, 2021. To date, the EPA has not taken any further formal action with respect to the NOV.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 19.    Subsequent Events

Distribution to Common Unitholders—On July 27, 2021, the board of directors of the General Partner declared a quarterly cash distribution of $0.5750 per unit ($2.30 per unit on an annualized basis) for the period from April 1, 2021 through June 30, 2021. On August 13, 2021, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 9, 2021.

Distribution to Series A Preferred Unitholders—On July 19, 2021, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Units, covering the period from May 15, 2021 through August 14, 2021. This distribution will be payable on August 16, 2021 to holders of record as of the opening of business on August 2, 2021.

Distribution to Series B Preferred Unitholders—On July 19, 2021, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from May 15, 2021 through August 14, 2021. This distribution will be payable on August 16, 2021 to holders of record as of the opening of business on August 2, 2021.

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

●Our petroleum and related products sales, logistics activities and results of operations have been and could continue to be adversely affected by, among other things, changes in the petroleum products market structure, product differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for transporting petroleum and related products by rail and other modes of transportation, severe weather conditions, significant changes in prices, labor shortages and interruptions in transportation services and other necessary services and equipment, such as railcars, barges, trucks, loading equipment and qualified drivers.

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

Overview

General

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of June 30, 2021, we had a portfolio of 1,564 owned, leased and/or supplied gasoline stations, including 283 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $3.2 billion and $5.6 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three and six months ended June 30, 2021, respectively. In addition, we had other revenues of approximately $0.1 billion and $0.2 billion for the three and six months ended June 30, 2021, respectively, from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

The COVID-19 pandemic has resulted in an economic downturn, restricted travel to, from and within the states in which we conduct our businesses, and in decreases in the demand for gasoline and convenience store products. Social distancing guidelines and directives limiting food operations at our convenience stores have contributed to a reduction in in-store traffic and sales. The demand for diesel fuel has similarly (but not as drastically) been impacted. We remain well positioned to pivot and address directives from federal, state and municipal authorities designed to mitigate the spread of the COVID-19 pandemic and promote an economic recovery. However, uncertainties surrounding the duration of the COVID-19 pandemic and demand at the pump, inside our stores and at our terminals remain.

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

2021 Events

Amended Credit Agreement—On May 5, 2021, we and certain of our subsidiaries entered into the fifth amendment to third amended and restated credit agreement which, among other things, increased the total aggregate commitment to $1.25 billion and extended the maturity date to May 6, 2024. See “—Liquidity and Capital Resources—Credit Agreement.”

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

As of June 30, 2021, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	283
Commissioned agents	283
Lessee dealers	205
Contract dealers	793
Total	1,564

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income attributable to Global Partners LP	$12,139	$76,262	$7,842	$79,538
EBITDA (1)(3)	$58,497	$125,658	$99,404	$170,334
Adjusted EBITDA (1)(3)	$58,677	$126,571	$99,109	$171,990
Distributable cash flow (2)(3)(4)	$26,623	$95,816	$40,577	$117,801
Wholesale Segment: (5)
Volume (gallons)	943,589	862,825	1,829,026	1,944,004
Sales
Gasoline and gasoline blendstocks	$1,505,658	$554,314	$2,325,056	$1,525,421
Crude oil (6)	17,016	9,039	33,934	15,492
Other oils and related products (7)	474,909	280,795	1,190,078	911,469
Total	$1,997,583	$844,148	$3,549,068	$2,452,382
Product margin
Gasoline and gasoline blendstocks	$23,516	$58,283	$39,921	$67,830
Crude oil (6)	(3,321)	9,203	(7,848)	4,733
Other oils and related products (7)	13,340	44,505	31,955	44,891
Total	$33,535	$111,991	$64,028	$117,454
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	395,119	278,561	729,223	629,983
Sales
Gasoline	$1,023,187	$455,161	$1,779,195	$1,200,776
Station operations (8)	123,162	104,095	223,326	202,721
Total	$1,146,349	$559,256	$2,002,521	$1,403,497
Product margin
Gasoline	$101,303	$96,770	$181,555	$204,000
Station operations (8)	61,141	48,801	111,298	97,442
Total	$162,444	$145,571	$292,853	$301,442
Commercial Segment: (4)
Volume (gallons)	68,482	56,768	149,913	138,151
Sales	$135,213	$66,173	$280,883	$208,791
Product margin	$2,701	$2,517	$6,891	$7,853
Combined sales and product margin:
Sales	$3,279,145	$1,469,577	$5,832,472	$4,064,670
Product margin (9)	$198,680	$260,079	$363,772	$426,749
Depreciation allocated to cost of sales	(20,635)	(20,132)	(40,695)	(41,064)
Combined gross profit	$178,045	$239,947	$323,077	$385,685

GDSO portfolio as of June 30, 2021 and 2020:	2021	2020
Company operated	283	277
Commissioned agents	283	257
Lessee dealers	205	211
Contract dealers	793	787
Total GDSO portfolio	1,564	1,532

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weather conditions:
Normal heating degree days	784	784	3,654	3,654
Actual heating degree days	590	927	3,290	3,248
Variance from normal heating degree days	(25)%	18%	(10)%	(11)%
Variance from prior period actual heating degree days	(36)%	42%	1%	(4)%

(1)	EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.
(3)	EBITDA, Adjusted EBITDA and distributable cash flow for each of the three and six months ended June 30, 2021 include a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021. The expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.
(4)	Distributable cash flow for the six months ended June 30, 2020 includes a $6.3 million income tax benefit related to the CARES Act net operating loss carryback provisions (see Note 15 for additional information).
(5)	Segment reporting results for the three and six months ended June 30, 2020 have been reclassified between our Wholesale and Commercial segments to conform to our current presentation.
(6)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(7)	Other oils and related products primarily consist of distillates and residual oil.
(8)	Station operations consist of convenience stores sales, rental income and sundries.
(9)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$12,139	$75,973	$7,842	$79,048
Net loss attributable to noncontrolling interest	—	289	—	490
Net income attributable to Global Partners LP	12,139	76,262	7,842	79,538
Depreciation and amortization	25,505	24,779	50,480	50,447
Interest expense	20,320	21,089	40,679	42,690
Income tax expense (benefit)	533	3,528	403	(2,341)
EBITDA (1)	58,497	125,658	99,404	170,334
Net gain on sale and disposition of assets	(8)	(811)	(483)	(68)
Long-lived asset impairment	188	1,724	188	1,724
Adjusted EBITDA (1)	$58,677	$126,571	$99,109	$171,990

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$52,425	$24,086	$(53,558)	$162,003
Net changes in operating assets and liabilities and certain non-cash items	(14,781)	76,767	111,880	(32,300)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	—	188	—	282
Interest expense	20,320	21,089	40,679	42,690
Income tax expense (benefit)	533	3,528	403	(2,341)
EBITDA (1)	58,497	125,658	99,404	170,334
Net gain on sale and disposition of assets	(8)	(811)	(483)	(68)
Long-lived asset impairment	188	1,724	188	1,724
Adjusted EBITDA (1)	$58,677	$126,571	$99,109	$171,990
(1)	EBITDA and Adjusted EBITDA for each of the three and six months ended June 30, 2021 include a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021. The expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Reconciliation of net income to distributable cash flow:
Net income	$12,139	$75,973	$7,842	$79,048
Net loss attributable to noncontrolling interest	—	289	—	490
Net income attributable to Global Partners LP	12,139	76,262	7,842	79,538
Depreciation and amortization	25,505	24,779	50,480	50,447
Amortization of deferred financing fees	1,255	1,306	2,599	2,567
Amortization of routine bank refinancing fees	(1,013)	(985)	(2,050)	(1,925)
Maintenance capital expenditures	(11,263)	(5,546)	(18,294)	(12,826)
Distributable cash flow (1)(2)(3)	26,623	95,816	40,577	117,801
Distributions to preferred unitholders (4)	(3,463)	(1,682)	(5,283)	(3,364)
Distributable cash flow after distributions to preferred unitholders	$23,160	$94,134	$35,294	$114,437

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$52,425	$24,086	$(53,558)	$162,003
Net changes in operating assets and liabilities and certain non-cash items	(14,781)	76,767	111,880	(32,300)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	—	188	—	282
Amortization of deferred financing fees	1,255	1,306	2,599	2,567
Amortization of routine bank refinancing fees	(1,013)	(985)	(2,050)	(1,925)
Maintenance capital expenditures	(11,263)	(5,546)	(18,294)	(12,826)
Distributable cash flow (1)(2)(3)	26,623	95,816	40,577	117,801
Distributions to preferred unitholders (4)	(3,463)	(1,682)	(5,283)	(3,364)
Distributable cash flow after distributions to preferred unitholders	$23,160	$94,134	$35,294	$114,437
(1)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow for each of the three and six months ended June 30, 2021 includes a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021. The expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.
(3)	Distributable cash flow for the six months ended June 30, 2020 includes a $6.3 million income tax benefit related to the CARES Act net operating loss carryback provisions (see Note 15 for additional information).
(4)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. Distributions on the Series A Preferred Units and the Series B Preferred Units are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $3.3 billion and $1.5 billion for the three months ended June 30, 2021 and 2020, respectively, an increase of $1.8 billion, or 123%, due to increases in prices and volume sold. Our aggregate volume of product sold was 1.4 billion gallons and 1.2 billion gallons for the three months ended June 30, 2021 and 2020, respectively, increasing 209 million gallons including increases of 116 million gallons in our GDSO segment, 81 million gallons in our Wholesale segment due to increased volume in gasoline and gasoline blendstocks partially offset by decreased volume in other oils and related products and crude oil, and 12 million gallons in our Commercial segment.

Our total sales were $5.8 billion and $4.1 billion for the six months ended June 30, 2021 and 2020, respectively, an increase of $1.7 billion, or 43%, due to an increase in prices. Our aggregate volume of product sold was 2.7 billion gallons for each of the six months ended June 30, 2021 and 2020, declining 4 million gallons consisting of a decrease of

115 million gallons in our Wholesale segment, offset by increases of 99 million gallons and 12 million gallons in our GDSO and Commercial segments, respectively.

Gross Profit

Our gross profit was $178.0 million and $239.9 million for the three months ended June 30, 2021 and 2020, respectively, a decrease of $61.9 million, or 26%, primarily due to less favorable market conditions in our Wholesale segment, partially offset by improved margins in our GDSO segment, largely in station operations due to an increase in activity at our convenience stores but also in gasoline distribution due to an increase in volume.

Our gross profit was $323.1.0 million and $385.7 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $62.6 million, or 16%, primarily due to less favorable market conditions in our Wholesale segment. Lower fuel margin (cents per gallon) in our GDSO segment also contributed to the year-over-year decrease in gross profit, partially offset by an increase in fuel volume and in station operations due to an increase in activity at our convenience stores.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $1.5 billion and $0.5 billion for the three months ended June 30, 2021 and 2020, respectively, an increase of $1.0 billion, or 172%, due to increases in prices and volume sold. Our gasoline and gasoline blendstocks product margin was $23.5 million and $58.3 million for the three months ended June 30, 2021 and 2020, respectively, a decrease of $34.8 million, or 60%, primarily due to less favorable market conditions, largely in gasoline but also in gasoline blendstocks. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance that occurred at the end of the first quarter of 2020 caused by the COVID-19 pandemic related demand destruction and geopolitical events. The forward product pricing curve flattened which positively impacted our product margins in the second quarter of 2020.

Sales from wholesale gasoline and gasoline blendstocks were $2.3 billion and $1.5 billion for the six months ended June 30, 2021 and 2020, respectively, an increase of $0.8 million, or 52%, primarily due to an increase in prices, partially offset by a decline in volume sold. Our gasoline and gasoline blendstocks product margin was $39.9 million and $67.8 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $27.9 million, or 41%, primarily due to less favorable market conditions largely in gasoline but also in gasoline blendstocks. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance that occurred at the end of the first quarter of 2020 caused by the COVID-19 pandemic related demand destruction and geopolitical events. The forward product pricing curve flattened during the second quarter of 2020 which positively impacted our product margins.

Crude Oil. Crude oil sales and logistics revenues were $17.0 million and $9.0 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $8.0 million, or 88%, due to an increases in prices. Our crude oil product margin was ($3.3 million) and $9.2 million for the three months ended June 30, 2021 and 2020, respectively, a decrease of $12.5 million, or 136%, due to less favorable market conditions. Our crude oil product margins in the second quarter of 2020 benefitted from more favorable market conditions, including the flattening of the forward product pricing curve.

Crude oil sales and logistics revenues were $33.9 million and $15.5 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $18.4 million, or 119%, due to an increase in prices. Our crude oil product margin was ($7.8 million) and $4.7 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $12.5 million, or 266%, due to less favorable market conditions. Our crude oil product margins in the first six months of 2020 benefitted from more favorable market conditions, including the flattening of the forward product pricing curve during the second quarter of 2020.

Other Oils and Related Products. Sales from other oils and related products (primarily distillates and residual oil) were $474.9 million and $280.8 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $194.1 million, or 69%, due to an increase in prices. Our product margin from other oils and related products was $13.3 million and $44.5 million for the three months ended June 30, 2021 and 2020, respectively, a decrease of

$31.2 million, or 70%, primarily due to less favorable market conditions largely in distillates but also in residual oil. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance that occurred at the end of the first quarter of 2020 caused by the COVID-19 pandemic related demand destruction and geopolitical events. The forward product pricing curve flattened which positively impacted our product margins in the second quarter of 2020.

Sales from other oils and related products were $1.2 billion and $0.9 billion for the six months ended June 30, 2021 and 2020, respectively, an increase of $0.3 billion, or 31%, due to an increase in prices. Our product margin from other oils and related products was $31.9 million and $44.9 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $13.0 million, or 29%, primarily due to less favorable market conditions distillates. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance that occurred at the end of the first quarter of 2020 caused by the COVID-19 pandemic related demand destruction and geopolitical events. The forward product pricing curve flattened during the second quarter of 2020 which positively impacted our product margins.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.0 billion and $0.5 billion for the three months ended June 30, 2021 and 2020, respectively, increasing $568.0 million, or 125%, primarily due to increases in prices and volume sold. Our product margin from gasoline distribution was $101.3 million and $96.8 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $4.5 million, or 5%, due to an increase in volume sold, partially offset by lower fuel margins (cents per gallon). Wholesale gasoline prices rose during the second quarter of 2021. Rising wholesale gasoline prices typically compress our gasoline product margin, the extent of which depends on the magnitude and duration of that rise.

Sales from gasoline distribution were $1.8 billion and $1.2 billion for the six months ended June 30, 2021 and 2020, respectively, increasing $578.4 million, or 48%, due to increases in prices and volume sold. Our product margin from gasoline distribution was $181.6 million and $204.0 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $22.4 million, or 11%, primarily due to lower fuel margins (cents per gallon) partially offset by an increase in volume sold. Wholesale gasoline prices rose during most of the first six months of 2021. Rising wholesale gasoline prices typically compress our gasoline product margin, the extent of which depends on the magnitude and duration of that rise. In contrast, for the first six months of 2020, our product margin benefitted from higher fuel margins (cents per gallon). Wholesale gasoline prices declined, primarily in March of 2020, due to the COVID-19 pandemic and geopolitical events. Declining wholesale gasoline prices can improve our gasoline product margin, the extent of which depends on the magnitude and duration of the decline.

Station Operations. Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $123.2 million and $104.1 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $19.1 million, or 18%. Our product margin from station operations was $61.1 million and $48.8 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $12.3 million, or 25%. The increases in sales and product margin are primarily due to increases in activity at our convenience stores, including the sales of sundries.

Sales from our station operations were $223.3 million and $202.7 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $20.6 million, or 10%. Our product margin from station operations was $111.3 million and $97.4 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $13.9 million, or 14%. The increases in sales and product margin are primarily due to increases in activity at our convenience stores, including the sales of sundries.

Results for Commercial Segment

Our commercial sales were $135.2 million and $66.2 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $69.0 million or 104%, due to increases in prices and volume sold. Our commercial product margin was $2.7 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $0.2 million, or 7%.

Our commercial sales were $280.9 million and $208.8 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $72.1 million or 35%, due to increases in prices and volume sold. Our commercial product margin was $6.9 million and $7.8 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $0.9 million, or 12%, primarily due to a decrease in bunkering activity.

Selling, General and Administrative Expenses

SG&A expenses were $54.0 million and $59.0 million for the three months ended June 30, 2021 and 2020, respectively, a decrease of $5.0 million, or 8%, including decreases of $11.1 million in accrued discretionary incentive compensation and $2.2 million in various other SG&A expenses, offset by a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel and increases of $1.2 million in wages and benefits and $0.5 million in acquisition costs. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.

SG&A expenses were $100.3 million and $99.9 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $0.4 million consisting of a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel and increases of $2.6 million in wages and benefits and $1.4 million in acquisition costs, offset by decreases of $8.0 million in accrued discretionary incentive compensation and $2.2 million in various other SG&A expenses. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.

Operating Expenses

Operating expenses were $88.2 million and $76.7 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $11.5 million, or 15%, including an increase of $8.8 million associated with our GDSO operations, in part due to increased credit card fees related to the increases in volume and price and, to a lesser extent, higher rent and maintenance expenses due in part to greater activity at our stores. Operating expenses associated with our terminal operations also increased $2.7 million, primarily related to higher maintenance and repair expenses.

Operating expenses were $168.7 million and $159.3 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $9.4 million, or 6%, including an increase of $5.7 million associated with our GDSO operations, primarily due to increased credit card fees related to the increases in volume and price and to higher rent expense, partially offset by lower salary expense in part attributable to reduced store hours and lower commissions, both of which were partly the result of the COVID-19 pandemic. Operating expenses associated with our terminal operations also increased $3.7 million, primarily related to higher maintenance and repair expenses.

Amortization Expense

Amortization expense related to intangible assets was $2.7 million for each of the three months ended June 30, 2021 and 2020 and $5.4 million for each of the six months ended June 30, 2021 and 2020.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was immaterial for the three months ended June 30, 2021 and $0.8 million for the three months ended June 30, 2020. Net gain on sale and disposition of assets was $0.5 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively, primarily due to the sale of GDSO sites.

Long-Lived Asset Impairment

We recognized an impairment charge relating to certain developmental assets for raze and rebuilds allocated to the GDSO segment in the amount of $0.2 million for each of the three and six months ended June 30, 2021. We recognized an impairment charge relating to certain right of use assets allocated to the Wholesale segment in the amount of $1.7 million for each of the three and six months ended June 30, 2020.

Interest Expense

Interest expense was $20.3 million and $21.1 million for the three months ended June 30, 2021 and 2020, respectively, and $40.7 million and $42.7 million for the six months ended June 30, 2021 and 2020, respectively. The decreases of $0.8 million, or 4%, and $2.0 million, or 5%, for the three and six months ended June 30, 2021, respectively, were due, in part, to lower average balances on our revolving credit facility and lower interest rates, partially offset by a $0.4 million write-off of deferred financing fees associated with the amendment to our credit agreement in May 2021.

Income Tax (Expense) Benefit

Income tax (expense) benefit was ($0.5 million) and ($3.5 million) for the three months ended June 30, 2021 and 2020, respectively, and ($0.4 million) and $2.3 million for the six months ended June 30, 2021 and 2020, respectively. The income tax benefit for the six months ended June 30, 2020 consisted of an income tax benefit of $6.3 million (discussed below) offset by an income tax expense of ($4.0 million). The respective income tax (expense) benefit reflects the income tax (expense) benefit from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

The net loss attributable to the noncontrolling interest was $0 and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0 and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. The net losses in 2020 represent the 40% noncontrolling ownership of the net loss reported.

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

Working capital was $240.5 million and $283.9 million at June 30, 2021 and December 31, 2020, respectively, a decrease of $43.4 million. Changes in current assets and current liabilities decreasing our working capital primarily include increases of $158.5 million in the current portion of our working capital revolving credit facility and $39.8 million in accounts payable, primarily due to higher prices. The decrease in working capital was offset by increases of $122.6 million in accounts receivable and $106.5 million in inventories, also primarily due to higher prices.

Cash Distributions

Common Units

During 2021, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 12, 2021	$19.3 million	Fourth quarter 2020
May 14, 2021	$20.5 million	First quarter 2021

In addition, on July 27, 2021, the board of directors of our general partner declared a quarterly cash distribution of $0.5750 per unit ($2.30 per unit on an annualized basis) on all of our outstanding common units for the period from April 1, 2021 through June 30, 2021 to our common unitholders of record as of the close of business on August 9, 2021. We expect to pay the total cash distribution of approximately $20.5 million on August 13, 2021.

Series A Preferred Units

During 2021, we paid the following cash distributions to holders of the Series A Preferred Units:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Covering
February 16, 2021	$1.7 million	November 15, 2020 - February 14, 2021
May 17, 2021	$1.7 million	February 15, 2021 - May 14, 2021

In addition, on July 19, 2021, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from May 15, 2021 through August 14, 2021 to our Series A preferred unitholders of record as of the opening of business on August 2, 2021. We expect to pay the total cash distribution of approximately $1.7 million on August 16, 2021.

Series B Preferred Units

On May 17, 2021, we paid the initial quarterly cash distribution of $0.3365 per unit on the Series B Preferred Units, covering the period from March 24, 2021 (the issuance date of the Series B Preferred Units) through May 14, 2021, totaling approximately $1.0 million. In addition, on July 19, 2021, the board of directors of our general partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from May 15, 2021 through August 14, 2021 to our Series B preferred unitholders of record as of the opening of business on August 2, 2021. We expect to pay the total cash distribution of approximately $1.8 million on August 16, 2021.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at June 30, 2021 were as follows (in thousands):

		Payments Due by Period
	Remainder of				2025 and
Contractual Obligations	2021	2022	2023	2024	Thereafter	Total
Credit facility obligations (1)	$101,228	$153,069	$102,425	$35,174	$—	$391,896
Senior notes obligations (2)	26,031	52,063	52,063	52,063	942,282	1,124,502
Operating lease obligations (3)	46,292	69,023	54,719	42,405	133,706	346,145
Other long-term liabilities (4)	14,435	22,051	13,091	12,992	41,012	103,581
Financing obligations (5)	7,547	15,268	15,518	15,774	82,158	136,265
Total	$195,533	$311,474	$237,816	$158,408	$1,199,158	$2,102,389
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2021 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 6, 2024 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on our senior notes.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements, natural gas transportation and reservation agreements, access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets at 30 gasoline stations and convenience stores. These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation. See Note 8 of Notes to Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $18.3 million and $12.8 million in maintenance capital expenditures for the six months ended June 30, 2021 and 2020, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $17.0 million and $10.9 million for the six months ended June 30, 2021 and 2020, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $20.4 million and $8.9 million in expansion capital expenditures for the six months ended June 30, 2021 and 2020, respectively, primarily related to investments in our gasoline station business.

We currently expect maintenance capital expenditures of approximately $45.0 million to $55.0 million and expansion capital expenditures, excluding acquisitions, of approximately $50.0 million to $60.0 million in 2021, relating primarily to investments in our gasoline station business. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather, the scope and duration of the COVID-19 pandemic and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(53,558)	$162,003
Net cash used in investing activities	$(44,102)	$(16,852)
Net cash provided by (used in) financing activities	$94,123	$(146,835)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash (used in) provided by operating activities was ($53.5 million) and $162.0 million for the six months ended June 30, 2021 and 2020, respectively, for a period-over-period decrease in cash flow from operating activities of $215.5 million. The period-over-period change was due primarily to an increase in prices during the six months ended June 30, 2021 as compared to a decrease during the prior year period.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Six Months Ended		Period over
	June 30,		Period
	2021	2020	Change
(Increase ) decrease in accounts receivable	$(122,540)	$180,003	$(302,543)
(Increase) decrease in inventories	$(106,137)	$106,142	$(212,279)
Increase (decrease) in accounts payable	$39,765	$(210,035)	$249,800
Decrease (increase) in change in derivatives	$31,425	$(48,616)	$80,041

For the six months ended June 30, 2021, the increases in accounts receivable, inventories and accounts payable are largely due to the increase in prices. The decrease in operating cash flow was also impacted by the year-over-year change in derivatives of $80.0 million in part due to the increase in prices during the first six months of 2021 compared to the decrease in prices in the same period of 2020 and to changes in the volume of physical forward contracts.

For the six months ended June 30, 2020, the decreases in accounts receivable, inventories and accounts payable are largely due to the decrease in prices, primarily caused by the COVID-19 pandemic and geopolitical events.

Investing Activities

Net cash used in investing activities was $44.1 million for the six months ended June 30, 2021 and included $20.4 million in expansion capital expenditures, $18.3 million in maintenance capital expenditures, $7.1 million in acquisitions primarily related to four company-operated gasoline stations and convenience stores, and $1.7 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations. Net cash used in investing activities was offset by $3.4 million in proceeds from the sale of property and equipment.

Net cash used in investing activities was $16.8 million for the six months ended June 30, 2020 and included $12.8 million in maintenance capital expenditures, $8.9 million in expansion capital expenditures and $1.2 million in seller note issuances, offset by $6.1 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the six months ended June 30, 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $94.1 million for the six months ended June 30, 2021 and included $158.5 million in net borrowing from our working capital revolving credit facility due primarily to the increase in prices and $72.2 million in net proceeds from the issuance of the Series B Preferred Units, offset by $88.6 million in net payments on our revolving credit facility, $44.1 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner and $3.8 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations. The proceeds from the issuance of the Series B units were used to pay down the revolving credit facility.

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

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.25 billion senior secured credit facility. On May 5, 2021, we and certain of our subsidiaries entered into a fifth amendment to our credit agreement which, among other things, increased the total aggregate commitment from $1.17 billion to $1.25 billion and extended the maturity date from April 29, 2022 to May 6, 2024 (see “–Fifth Amendment to the Credit Agreement” below).

We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

There are two facilities under the credit agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $800.0 million; and

●	a $450.0 million revolving credit facility to be used for general corporate purposes.

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

The average interest rates for the credit agreement were 2.4% and 2.8% for the three months ended June 30, 2021 and 2020, respectively, and 2.5% and 3.1% for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, we had total borrowings outstanding under the credit agreement of $376.3 million, including $33.4 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $78.8 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $794.9 million and $778.5 million at June 30, 2021 and December 31, 2020, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at June 30, 2021. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

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

The Fifth Amendment amended certain terms, provisions and covenants of the credit agreement, including, without limitation:

(i)	increased the aggregate commitments under the facilities with the commitment under the working capital revolving credit facility increased to $800.0 million from $770.0 million and the commitment under the revolving credit facility increased to $450.0 million from $400.0 million;

(ii)	extended the maturity date for the credit agreement from April 29, 2022 to May 6, 2024;

(iii)	decreased by 0.125% the applicable rate under the working capital revolving credit facility for borrowings of base rate loans, Eurocurrency rate loans and cost of funds rate loans and for issuances of letters of credit; and

(iv)	reduced the Eurocurrency rate floor to zero basis points and the cost of funds rate floor to zero basis points.

All other material terms of the credit agreement remain substantially the same as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Senior Notes

We had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at June 30, 2021 and December 31, 2020. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on these senior notes.

Financing Obligations

We had financing obligations outstanding at June 30, 2021 and December 31, 2020 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

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

As of June 30, 2021, we had total borrowings outstanding under our credit agreement of $376.3 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $3.8 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At June 30, 2021, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30,	Effect of 10%	Effect of 10%
	2021	Price Increase	Price Decrease
Exchange traded derivative contracts	$(132,100)	$(39,863)	$39,863
Forward derivative contracts	(26,924)	10,543	(10,543)
Total	$(159,024)	$(29,320)	$29,320

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2021. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $25.1 million at June 30, 2021.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cyber security breaches and other disruptions could compromise our information and operations, and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, in our data centers and on our networks, we collect and store sensitive data including, without limitation, our proprietary business information and that of our customers, suppliers and business partners, information with respect to potential ventures and transactions, and personally identifiable information of our employees, customers and business partners. The secure storage, processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to ransomware, malware or other cyber attacks by hackers, or breached due to employee error, malfeasance or other disruptions, or as a result of security breaches experienced by our business partners, suppliers and/or vendors. Any such cyber attack or breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, and loss of confidence in our ability to supply our products and services, which could adversely affect our business.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 6, 2021		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2021		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)