Form 10-K
period 2021-12-31
GLOBAL PARTNERS LP
filed 2022-02-28
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and their affiliates, for this purpose, as if they were affiliates of the registrant) as of June 30, 2021 was approximately $751,766,988 based on a price per common unit of $25.92, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of February 24, 2022, 33,995,563 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A. “Risk Factors.” These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on our Series A preferred units or our Series B preferred units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.
●	A significant decrease in price or demand for the products we sell or a significant decrease in the pricing of and demand for our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	The COVID-19 pandemic and certain developments in global oil markets have had, and may from time to time continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.
●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives that adversely impact the market for transporting these products by rail or otherwise could adversely affect those activities. In addition, implementation of regulations and directives related to these aforementioned services as well as a disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell or (ii) our logistics activities, which has resulted and could continue to result in a decrease in the utilization of our transportation assets, could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.
●	We may not be able to fully implement or capitalize upon planned growth projects. Even if we consummate acquisitions or expend capital in pursuit of growth projects that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders.
●	Erosion of the value of major gasoline brands could adversely affect our gasoline sales and customer traffic.
●	Our gasoline sales could be significantly reduced by a reduction in demand due to the impact of COVID-19, higher prices and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles. In addition to new technologies and alternative fuel sources, changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. Any of these outcomes could negatively affect our financial condition, results of operations and cash available for distribution to our unitholders.
●	Physical effects from climate change and impacts to areas prone to sea level rise or other extreme weather events could have the potential to adversely affect our assets and operations.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.
●	Our petroleum and related products sales, logistics activities, convenience store operations and results of operations have been and could continue to be adversely affected by, among other things, changes in the petroleum products market structure, product differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for transporting petroleum and related products by rail and other modes of transportation, severe weather conditions, significant changes in prices, labor shortages and interruptions in transportation services and other necessary services and equipment, such as railcars, barges, trucks, loading equipment and qualified drivers.
●	Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions, each of which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, noncompliance with our risk management policies could result in significant financial losses.
●	Our results of operations are affected by the overall forward market for the products we sell, and pricing volatility may adversely impact our results.
●	Our businesses could be affected by a range of issues, such as changes in demand, commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in the rate of inflation or deflation, changes in local, domestic and worldwide inventory levels, changes in health, safety and environmental regulations, including, without limitation, those related to climate change, failure to obtain permits, amend existing permits for expansion and/or to address changes to our assets and underlying operations, or renew existing permits on terms favorable to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of refined products, gasoline blendstocks, renewable fuels and crude oil.
●	Increases and/or decreases in the prices of the products we sell could adversely impact the amount of availability for borrowing working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.
●	Warmer weather conditions could adversely affect our home heating oil and residual oil sales. Our sales of home heating oil and residual oil continue to be reduced by conversions to natural gas and by utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.
●	We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our businesses.
●	The condition of credit markets may adversely affect our liquidity.
●	Our credit agreement and the indentures governing our senior notes contain operating and financial covenants, and our credit agreement contains borrowing base requirements. A failure to comply with the operating and financial covenants in our credit agreement, the indentures and any future financing agreements could impact our access to bank loans and other sources of financing as well as our ability to pursue our business activities.
●	A significant increase in interest rates could adversely affect our results of operations and cash available for distribution to our unitholders and our ability to service our indebtedness.
●	Our gasoline station and convenience store business could expose us to an increase in consumer litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.
●	Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, and the FDA, states and some municipalities have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of flavored tobacco products, e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of flavored tobacco products, e-cigarettes vapor products may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, cyber attacks, pandemics, or other catastrophic events which could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.
●	Our businesses could expose us to litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.
●	Adverse developments in the areas where we conduct our businesses could have a material adverse effect on such businesses and could reduce our ability to make distributions to our unitholders.
●	A serious disruption to our information technology systems could significantly limit our ability to manage and operate our businesses efficiently.
●	We are exposed to performance risk in our supply chain.
●	Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could have a material adverse effect on such businesses.
●	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
●	Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or remove our general partner without the consent of the holders of at least 66 2/3% of the outstanding common units (including common units held by our general partner and its affiliates), which could lower the trading price of our units.
●	Our tax treatment depends on our status as a partnership for federal income tax purposes.
●	Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

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

Items 1. and 2. Business and Properties.

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2021, we had a portfolio of 1,595 owned, leased and/or supplied gasoline stations, including 295 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

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

COVID-19

The COVID-19 pandemic continues to make its presence felt at home, in the workplace, at our retail sites and terminal locations and in the global supply chain. We remain active in responding to the challenges posed by the COVID-19 pandemic and continue to provide essential products and services while prioritizing the safety of our employees, customers and vendors in the communities where we operate. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Perspective on Global and the COVID-19 Pandemic.”

Recent Developments

Acquisitions—On February 1, 2022, we acquired substantially all of the retail motor fuel assets in Virginia and North Carolina from Miller Oil Co., Inc. The acquisition includes 21 company-operated Miller’s Neighborhood Market convenience stores and 2 fuel sites that are either owned or leased, including lessee dealer and commissioned agent locations, all located in Virginia, and 34 fuel supply only sites, primarily in Virginia.

On January 25, 2022, we acquired substantially all of the assets from Connecticut-based Consumers Petroleum of Connecticut, Incorporated. The acquisition includes 26 company-owned Wheels convenience stores and related fuel operations located in Connecticut (after the disposition of one site pursuant to the terms of the Federal Trade Commission’s consent order) and 22 fuel-supply only sites located in Connecticut and New York. The purchase price, subject to post-closing adjustments, was approximately $151.0 million. The acquisition was funded with borrowings under our revolving credit facility.

Revere Terminal Purchase and Sale Agreement—On November 24, 2021, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Revere MA Owner LLC (the “Revere Buyer”) pursuant to which the Revere Buyer will acquire our terminal located on Boston Harbor in Revere, Massachusetts (the “Revere Terminal”) for a purchase price of $150.0 million in cash. Pursuant to the terms of the purchase agreement we entered into with affiliates of the Slifka family (“Initial Seller”) in 2015 to acquire the Revere Terminal, the Initial Seller will receive a portion of the net proceeds that we will receive from the sale of the Revere Terminal. We estimate that proceeds to us from the sale of the Revere Terminal after closing costs and consideration of amounts due to the Initial Seller will be in excess of $100.0 million. In connection with closing under the Purchase Agreement, we will enter into a leaseback agreement with the Revere Buyer pursuant to which we will lease back key infrastructure at the Revere Terminal, including certain tanks, dock access rights, and loading rack infrastructure, to allow us to continue business operations at the Revere Terminal post-closing. The disposition is expected to close in the first half of 2022 and is subject to customary closing conditions.

Amended Credit Agreement—On May 5, 2021, we and certain of our subsidiaries entered into the fifth amendment to third amended and restated credit agreement which, among other things, increased the total aggregate commitment to $1.25 billion and extended the maturity date to May 6, 2024. On November 29, 2021, we and certain of our subsidiaries agreed with the lenders to increase the working capital revolving credit facility in an amount equal to $100.0 million, which increased the total available commitments under the credit agreement to $1.35 billion.

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

Operating Segments

We operate our businesses under three segments: (i) Wholesale, (ii) GDSO and (iii) Commercial. In 2021, our Wholesale, GDSO and Commercial sales accounted for approximately 59%, 35% and 6% of our total sales, respectively.

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

Gasoline Distribution and Station Operations

In our GDSO segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub-jobbers. Station operations include (i) convenience store and prepared food sales, (ii) rental income from gasoline stations leased to dealers, from commissioned agents and from cobranding arrangements and

(iii) sundries (such as car wash sales and lottery and ATM commissions).

As of December 31, 2021, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	295
Commissioned agents	293
Lessee dealers	201
Contract dealers	806
Total	1,595

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

Products

General

The following table presents our product sales and other revenues as a percentage of our consolidated sales for the years ended December 31:

	2021	2020	2019
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	72%	70%	75%
Distillates (home heating oil, diesel and kerosene) and residual oil sales	24%	24%	21%
Crude oil sales and crude oil logistics revenue	1%	1%	1%
Convenience store and prepared food sales, rental income and sundries	3%	5%	3%
Total	100%	100%	100%

Gasoline. We sell substantially all grades of branded and unbranded gasoline and we sell gasoline blendstocks, such as ethanol, that comply with seasonal and geographical requirements in the areas in which we market.

Distillates. Distillates are primarily divided into home heating oil, diesel and kerosene. In 2021, sales of home heating oil, diesel and kerosene accounted for approximately 42%, 56% and 2%, respectively, of our total volume of distillates sold. The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.

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

We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read “—Commodity Risk Management.” In 2021, approximately 28% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil volume was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

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

Significant Customers

None of our customers accounted for greater than 10% of total sales for years ended December 31, 2021, 2020 and 2019.

Assets

Terminals

As of December 31, 2021, we owned, leased or maintained dedicated storage facilities at 26 bulk terminals, each with the capacity of more than 50,000 barrels, with a collective storage capacity of approximately 11.9 million barrels. Twenty-three of these bulk terminals are located throughout the Northeast. Some of our storage tankage is versatile, allowing us to switch tankage from one product to another.

In addition to refined products, we also own or operate rail facilities in New York, Vermont and Oregon capable of handling ethanol, renewable diesel (only in Oregon) and other products and two rail facilities in North Dakota that are permitted to receive, store or distribute crude oil. At select locations, we have capacity to store renewable fuels, and in Albany, New York, we also have an additional rail-fed storage terminal capable of handling propane.

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

In connection with our businesses, we may lease or otherwise secure the right to use certain third-party assets (such as railcars, pipelines and barges). As of December 31, 2021, we supported our rail activity with a fleet of approximately 120 leased railcars. The makeup of this fleet is split between general-purpose cars and pressurized tank cars. We lease railcars from third parties through various lease arrangements with various expiration dates, and we also lease barges from third parties through various time charter lease arrangements also with various expiration dates. We also have various pipeline connection agreements that extend for one to four years.

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

We use throughput arrangements for storage of product at terminals owned by others. We or our customers can load product at these terminals, and we pay the owners of these terminals fees for services rendered in connection with the receipt, storage and handling of such product. Compensation to the terminal owners may be fixed or based upon the volume of our product that is delivered and sold at the terminal. Our throughput agreements may require us to throughput a minimum volume over an agreed-upon period and may include make-up rights if the minimum volume is not met.

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

Gasoline Stations

As of December 31, 2021, we had a portfolio of 1,595 owned, leased and/or supplied gasoline stations, including 295 directly operated convenience stores, primarily in the Northeast.

At our company-operated stores, we operate the gasoline stations and convenience stores with our employees, and we set the retail price of gasoline at the station. At commissioned agent locations, we own the gasoline inventory, and we set the retail price of gasoline at the station and pay the commissioned agent a fee related to the gallons sold. We receive rental income from commissioned agent leased gasoline stations for the leasing of the convenience store premises, repair bays and/or other businesses that may be conducted by the commissioned agent. At dealer-leased locations, the dealer purchases gasoline from us, and the dealer sets the retail price of gasoline at the dealer’s station. We also receive rental income from (i) dealer-leased gasoline stations and (ii) cobranding arrangements. We also supply gasoline to locations owned and/or leased by independent contract dealers. Additionally, we have contractual relationships with distributors in certain New England states pursuant to which we source and supply these distributors’ gasoline stations with ExxonMobil-branded gasoline.

Supply

Our products come from some of the major energy companies in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, South America, Europe, Russia and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. During 2021, we purchased an average of approximately 364,000 barrels per day of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually two days) to net 30 days. Please read “—Commodity Risk Management.” We obtain our convenience store inventory from traditional suppliers.

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

Competition

In each of our operating segments, we encounter varying degrees of competition based on product and geographic locations and available logistics. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our markets, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We supply oil to industrial, commercial and marine customers. We compete with other transloaders in our logistics activities including, in part, storage and transportation of renewable fuels, gasoline and gasoline blendstocks, crude oil and the movement of product by alternative means (e.g., pipelines). We also compete with natural gas suppliers and marketers in our home heating oil and residual oil product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly with respect to unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gasoline stations as well as supermarket and warehouse stores that sell gasoline, and our convenience stores compete with other convenience store chains, independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel stations, mass merchants, quick service restaurants and other similar retail outlets.

Employees and Human Capital

To carry out our operations, our general partner and certain of our operating subsidiaries employed a total of approximately 3,490 employees, including approximately 2,430 full-time employees as of December 31, 2021, of which approximately 105 employees were represented by labor unions under collective bargaining agreements with various expiration dates. We believe we have good relations with our employees.

Our values and culture are key to our ability to attract, hire and retain skilled and talented employees for our businesses. Those values, that culture and our employees are critical to our success as we build and sustain our company. We offer competitive compensation and benefit programs to motivate and reward performance.

We also value diversity throughout or organization and continuously look to extend our diversity, equity and inclusion initiatives across the workforce. We believe our employees embody our core values of integrity, quality, commitment and innovation and, in doing so, contribute to our long-standing character and reputation.

To continue to attract and retain the best people, we have adjusted hiring rates for hourly paid and salaried management to remain competitive. In our retail locations, we have introduced a faster application and onboarding process, including text to apply, and a referral bonus scheme for existing employees. In our corporate offices, we have introduced a new flexible working policy for everyone and the ability to work completely remotely for approved employees. We also continue to invest in the training and development of our people to enhance operational standards and increase employee engagement.

We maintain an environment of open communications where the contributions of all employees are valued. We encourage many forms of company-wide communications, including town hall meetings. Our culture is founded upon core principles of respect, fair treatment and providing equal opportunities for our workforce.

Safeguarding the health and safety of our employees is our first and foremost priority. We are committed to providing a safe working environment for all our employees and operating in a safe and environmentally sound manner. We support our local communities and we are working to obtain sustainability throughout the company. In response to the COVID-19 pandemic, we have remained focused on safeguarding the health of our employees by implementing safety protocols and procedures across all our offices and facilities. We continuously monitor the impact of the COVID-19 pandemic on our employees and proactively modify and adopt new measures and practices for the health and safety of our employees and in response to applicable laws.

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

We also own registrations and use the following trademarks, among others, for our convenience store business: Alltown®, Alltown Fresh & logo®, Centre St. Kitchen®, Buck Stop®, Fast Freddie’s®, Mr. Mike’s®, Deli Joe’s®, Diamond Fuels®, Xtra Mart & logo®, HF Honey Farms & logo®, Wheels & logo®. We also own the trademark Jiffy Mart & logo SM. We also have rights to use O’Connell’s Convenience PlusSM, T-BirdSM, Miller Mart® and related marks.

Facilities

We lease office space for our principal executive office in Waltham, Massachusetts. This lease expires on July 31, 2026 with extension options through July 31, 2036. In addition, we lease office space in Branford, Connecticut. This lease expires on July 31, 2024 with extension options through July 31, 2034.

Regulation

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

State, federal, and municipal laws and regulations, including, without limitation, those governing environmental matters can restrict or impact our business activities in many ways, such as:

●	requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;
●	requiring our operations to obtain, maintain and renew permits which can obligate us to incur capital expenditures to comply with environmental control requirements and which may restrict our operations;
●	enjoining the operations of facilities found to be noncompliant with applicable laws and regulations;
●	inability to renew, modify or obtain permits on terms and conditions that are satisfactory to maintain existing operations, to modify and/or expand existing operations and to conduct new operations; and
●	limiting or restricting the products we may sell at our company-operated convenience stores.

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

We believe we are in substantial compliance with applicable hazardous substance releases and waste handling requirements related to our operations. We do not believe that compliance with federal, state or municipal hazardous substance releases and waste handling regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. However, these and future statutes, regulatory changes or initiatives regarding hazardous substance releases and waste handling could directly and indirectly increase our operating and compliance costs. For example, the EPA is expected to designate certain widely used chemicals that break down slowly over time (per- and poly-fluoroalkyl substances, also known as “PFAS”) as hazardous substances under CERCLA. Should any PFAS contamination be detected at sites that we currently own or operate, or formerly owned or operated, we may be obligated to remediate any such materials. We cannot assure that costs incurred to comply with standards and regulations emerging from these and future rulemakings will not be material to our businesses, financial condition or results of operations.

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

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, gasoline blendstocks, renewable fuels and crude oil, into waters of the United States. This law and comparable state laws may require permits for discharging pollutants into state and federal waters, including certain underground sources, and impose substantial liabilities and remedial obligations for noncompliance. We hold these discharge permits for our facilities, as applicable. These state and federal laws are subject to uncertainty due to ongoing proposed regulatory revisions, ongoing litigation and the recent change in federal administration. This uncertainty extends to, among other regulatory provisions, the definition of waters of the United States, which continues to be the subject of regulatory redefinitions (as well as ongoing litigation), potential changes in regulated pollutants and applicable standards and the regulation of discharges to groundwater, all of which could expand jurisdiction or restrict discharges due to revised standards. This regulatory uncertainty may result in a need for additional or amended permits in areas that were not formerly subject to the Clean Water Act, which may impact operations in the future.

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

In December 2020, the EPA under President Trump maintained the November 2015 National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone. A designation of nonattainment can lead the governing state to issue more stringent limits on existing sources of those precursor pollutants within the designated nonattainment area. The Biden administration, however, may strengthen the NAAQS for ozone as it has indicated it may review the December 2020 determination to maintain the November 2015 NAAQS. Until such review occurs, the full extent of the impacts of any new standards are not clear. However, any revisions have the potential to change the nonattainment designations and could have a material impact on our operations and cost-structure, which would be determined on an individual permit by permit basis.

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

The EPA has proposed or finalized New Source Performance Standards (“NSPS”) for a number of emissions categories, including methane and volatile organic compound emissions from certain activities in the oil and gas production sector. Although the Trump administration reduced certain of these requirements, President Biden has issued an executive order calling for the development of new or more stringent emissions standards and the EPA issued proposed regulations in November 2021 for new, modified, and existing sources in the oil and gas sector, including those involved in transportation and storage. These rules, if enacted, could impose new compliance costs and additional permitting burdens on upstream oil and gas operations, which could in turn affect the companies that produce the products that we transport. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on our operations.

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

The EPA has also issued Corporate Average Fuel Economy (“CAFE”) standards to regulate emissions of GHGs from the use of fossil fuels for mobile sources. Generally, the CAFE standards have incremental annual increases; however, in recent years, significant regulatory changes and related litigation have cast uncertainty on the pace of state and federal efforts to further accelerate fuel economy objectives, which are tied to regulatory strategies to reduce vehicle emissions. In August 2021, the National Highway Traffic Safety Administration (“NHTSA”) proposed new CAFE standards for light duty vehicles manufactured in models years 2024 through 2026, so that standards would increase in stringency at a rate of 8% per year rather than the previous incremental change of 1.5% per year. Additionally, in December 2021, the EPA and the NHTSA withdrew the Safer Affordable Fuel-Efficient Vehicles Rule Part I (“SAFE I Rule”), which would have preempted state authority and prevented states like California from setting their own fuel economy standards. Accordingly, various state and regional programs have been proposed which would curtail or prevent the sale of new gasoline-powered personal vehicles in their jurisdictions within identified time periods. Such programs to achieve reductions in emissions of GHGs from the operation of motor vehicles may be required, which may reduce demand for our products and services.

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

In the Northeast and mid-Atlantic, Massachusetts, Connecticut, Washington, D.C. and Rhode Island have entered into a Memorandum of Understanding (“MOU”) to implement the Transportation and Climate Initiative program (“TCI”). The TCI program effectively ended in November 2021 after several states, including Massachusetts, Connecticut and Rhode Island, either paused or withdrew from the program.

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

In June 2009, Congress passed the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) which gave the FDA broad authority to regulate tobacco and nicotine products. Under the FSPTCA, the FDA has enacted numerous regulations restricting the sale of such products to anyone under the age of 18 years (state laws are permitted to set a higher minimum age); prohibit the sale of single cigarettes or packs with less than 20 cigarettes; and prohibit the sale or distribution of non-tobacco items such as hats and t-shirts with tobacco brands, names or logos. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of flavored tobacco products, e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of flavored tobacco products, e-cigarettes and vapor products may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our results of operations.

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

In addition, on December 7, 2021, the EPA proposed biofuel volume requirements through 2022 under the Renewable Fuel Standard Program.

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

Insurance carriers are currently required to offer coverage for terrorist activities as a result of the federal Terrorism Risk Insurance Act of 2002 (“TRIA”). Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2019, TRIA has been extended through December 31, 2027. We elect to purchase terrorism coverage through a stand-alone insurance program for both liability and property. Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

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

The trend in hazardous material transportation is to increase oversight and regulation of these operations. These regulations address: the testing and ensuing designations of crude oil; the safety of tank cars that are used in transporting crude oil and other flammable or petroleum type liquids by rail, including the phase out of DOT-111 tank cars that have not been retro-fitted; braking standards for certain trains; new operational protocols for trains transporting large volumes of flammable liquids, such as routing requirements, speed restrictions and the provision of information to local government agencies; and comprehensive oil spill response plans for any railroad that transports Class 3 flammable liquid petroleum oil in a single train carrying either a continuous block of 20 or more loaded tank cars or 35 or more loaded tank cars in total. In May 2020, PHMSA withdrew an Advance Notice of Proposed Rulemaking announcing potential revisions of the Hazardous Materials Regulations to establish vapor pressure limits for the transportation of crude oil and potentially all Class 3 flammable liquid hazardous materials. This or other regulations regarding the movement of hazardous liquids by rail may be pursued by the Biden Administration. In addition to action taken or proposed by federal agencies, a number of states have proposed or enacted laws in recent years that encourage safer rail operations or urge the federal government to enhance requirements for these operations.

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

●	The COVID-19 pandemic and certain developments in global oil markets have had, and may from time to time continue to have, material adverse consequences for general economic, financial and business conditions.
●	We may not have sufficient cash from operations to enable us to pay distributions on our Series A preferred units or our Series B preferred units (collectively, our “preferred units”) or maintain distributions on our common units at current levels.
●	Certain of our financial results are subject to seasonality.
●	Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
●	Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions. In addition, any noncompliance with our risk management policies could result in significant financial losses.
●	We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our business activities.
●	Higher prices, new technology and alternative fuels, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, and energy efficiency could reduce demand for our products.
●	We depend upon marine, pipeline, rail and truck transportation services for logistics activities. Implementation of regulations and directives related to these transportation services as well as disruption in any of these transportation services could adversely affect our logistics activities.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.
●	We may not be able to obtain state fund or insurance reimbursement of our environmental remediation costs.
●	Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, cyber attacks, pandemics or other catastrophic events.
●	Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could have a material adverse effect on such businesses.
●	New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs.
●	Our operations are subject to a series of risks arising from climate change.
●	Cyber security breaches and other disruptions could compromise our information and operations, and expose us to liability, which would cause our business and reputation to suffer.
●	We depend on unionized labor for the operation of certain of our terminals. Any work stoppages or labor disturbances at these terminals could disrupt our businesses.
●	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
●	Our tax treatment depends on our status as a partnership for federal income tax purposes.
●	Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

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

The COVID-19 pandemic resulted in an economic downturn, restricted travel to, from and within the states in which we conduct our businesses, and in decreases in the demand for gasoline and convenience store products. Social distancing guidelines and directives limiting food operations at our convenience stores contributed to a reduction in in-store traffic and sales. The demand for diesel fuel was similarly (but not as drastically) impacted. While market conditions have improved, the pandemic continues to impact our operations and financial performance. We remain well positioned to pivot and address directives from federal, state and municipal authorities designed to mitigate the spread of the COVID-19 pandemic and promote the continuing economic recovery. However, uncertainties surrounding the duration of the COVID-19 pandemic and demand at the pump, inside our stores and at our terminals remain.

There is continuing uncertainty surrounding the short-term and long-term impacts of COVID-19 to the national and state economies. Further prolonged periods of economic distress and/or disparate periods of economic recovery could continue to have an adverse effect on our financial condition, results of operation and cash available for distribution to our unitholders. These events could also continue to have or cause adverse effects on the financial condition of our counterparties, suppliers of goods and services we purchase, and purchasers of the goods and services we sell, resulting in further disruption to and decline in our business activities resulting in an adverse impact to our financial condition and results of operations in the future.

Any of the foregoing events or conditions, or other unforeseen consequences of COVID-19 and certain developments in global oil markets, could significantly adversely affect our business and financial condition and the business and financial condition of our customers, suppliers and counterparties. The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations depends in large part on future developments which are uncertain and cannot be predicted with any certainty at this time. That uncertainty includes the duration of the COVID-19 pandemic, the geographic regions so impacted, the extent of such impact within specific boundaries of those areas, the impact to the local, state and national economies and whether the COVID-19 pandemic has caused a structural shift in such economies such that current levels of economic activity represent a new normal.

To the extent COVID-19 and certain developments in global oil markets adversely affect our business activities, financial condition and results of operations, the COVID-19 pandemic and such developments in global oil markets may also have the effect of heightening many of the other risk factors described herein.

Risks Related to Our Business

We may not have sufficient cash from operations to enable us to pay distributions on our preferred units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

We may not have sufficient available cash each quarter to pay distributions on our preferred units and maintain distributions on our common units at current levels. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

●	competition from other companies that sell refined petroleum products, gasoline blendstocks, renewable fuels and crude oil and convenience store items and sundries;
●	demand for refined petroleum products, gasoline blendstocks, renewable fuels and crude oil in the markets we serve;
●	absolute price levels, as well as the volatility of prices, of refined petroleum products, gasoline blendstocks, renewable fuels, RINs and crude oil in both the spot and futures markets;
●	supply, extreme weather and logistics disruptions;
●	seasonal variation in temperatures which affects demand for home heating oil and residual oil to the extent that it is used for space heating;
●	the level of our operating costs, including payments to our general partner; and
●	prevailing economic conditions.

In addition, the actual amount of cash we have available for distribution will depend on other factors such as:

●	the level of capital expenditures we make;
●	the restrictions contained in our credit agreement and the indentures governing our senior notes, including financial covenants, borrowing base limitations and advance rates;
●	distributions paid on our preferred units;
●	our debt service requirements;
●	the cost of acquisitions;
●	fluctuations in our working capital needs;
●	our ability to borrow under our credit agreement to make distributions to our unitholders; and
●	the amount of cash reserves established by our general partner.

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

We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses, and also consider organic growth projects. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. Many of these transactions involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control. Required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects. In addition, we may consummate transactions that we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth and ability to increase or maintain distributions on our common units could be limited. We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.

Even if we consummate acquisitions or pursue and complete growth projects that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders. Any such transactions involves potential risks, including:

●	performance from the acquired assets and businesses or completed growth projects that is below the forecasts we used in evaluating the acquisition;
●	mistaken assumptions about price, demand, market growth, volumes, revenues and costs, including synergies;
●	a project that is behind schedule or in excess of budgeted costs;
●	a significant increase in our indebtedness and working capital requirements;
●	an inability to hire, train or retain qualified personnel to manage and operate the businesses or assets;
●	the inability to timely and effectively integrate the operations of recently acquired businesses or assets, particularly those in new geographic areas or in new lines of business;
●	mistaken assumptions about the overall costs of equity or debt;
●	the assumption of substantial unknown or unforeseen environmental and other liabilities arising out of the acquired businesses or assets, including liabilities arising from the operation of the acquired businesses or assets prior to our acquisition, for which we are not indemnified or for which the indemnity is inadequate;
●	limitations on rights to indemnity from the seller;
●	customer or key employee loss from the acquired businesses;
●	unforeseen difficulties operating in new and existing product areas or new and existing geographic areas; and
●	diversion of our management’s and employees’ attention from other business concerns.

If any acquisitions we consummate or projects we pursue and complete do not generate expected increases in cash available for distribution to our unitholders, our ability to increase or maintain distributions on our common units may be reduced.

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

As of December 31, 2021, our total debt, including amounts outstanding under our credit agreement and senior notes, was approximately $1.1 billion. We have the ability to incur additional debt, including the capacity to borrow up to $1.35 billion under our credit agreement, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

We may not be able to obtain funding on acceptable terms or at all, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Disruptions, volatility or otherwise distress in financial markets and overall economic conditions have in the past made and could in the future make it difficult to obtain funding. Activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for energy companies whose businesses are related to the use of fossil fuels. This could also make it more difficult to secure funding.

As a result, the cost of raising money in the debt and equity capital markets could increase while the availability of funds from those markets could diminish. The cost of obtaining money from the credit markets could increase as many lenders and institutional investors increase interest rates, enact tighter lending standards and reduce and, in some cases, cease to provide funding to certain types of borrowers.

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

The operating and financial restrictions and covenants in our credit agreement and the indentures governing our senior notes and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit agreement restricts our ability to:

●	grant liens;
●	make certain loans or investments;
●	incur additional indebtedness or guarantee other indebtedness;
●	make any material change to the nature of our businesses or undergo a fundamental change;
●	make any material dispositions;
●	acquire another company;
●	enter into a merger, consolidation, sale-leaseback transaction, joint venture transaction or purchase of assets;
●	make distributions if any potential default or event of default occurs; or
●	modify borrowing base components and advance rates.

In addition, the indentures governing our senior notes limit our ability to, among other things:

●	incur additional indebtedness;
●	make distributions to equity owners;
●	make certain investments;
●	restrict distributions by our subsidiaries;
●	create liens;

●	sell assets; or
●	merge with other entities.

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

On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the Commodity Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation.

In January 2021, the CFTC finalized new rules that placed limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The compliance date for certain portions of the new rules was January 1, 2022 while the compliance date for other portions of the new rules is January 1, 2023. We currently do not expect the new rules will have a material impact on us.

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

The CFTC has also adopted a final rule regarding aggregation of positions, under which a party that controls the trading of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect, though CFTC staff have granted relief—until August 12, 2022—from various conditions and requirements in the final aggregation rules. With the implementation of the final aggregation rules and upon the effectiveness of the final CFTC position limits rule, our ability to execute our hedging strategies described above could be limited.

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

We rely upon our suppliers to timely produce the volumes and types of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for which they contract with us. In the event one or more of our suppliers does not perform in accordance with its contractual obligations, we may be required to purchase product on the open market to satisfy forward contracts we have entered into with our customers in reliance upon such supply arrangements. We may purchase refined petroleum products, gasoline blendstocks, renewable fuels and crude oil from a variety of suppliers under term contracts and on the spot market. In times of extreme market demand, we may be unable to satisfy our supply requirements. Furthermore, a portion of our supply comes from other countries, which could be disrupted by political events, natural disaster, logistical issues associated with delivery schedules or otherwise. In the event such supply becomes scarce, we may not be able to satisfy our supply requirements. If any of these events were to occur, we may be required to pay more for product that we purchase on the open market, which could result in financial losses and adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

Our gasoline, convenience store and prepared food sales could be significantly reduced by a reduction in demand due to the impact of COVID-19, higher prices and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles.

Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. In addition, higher prices could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. A reduction in our sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our heating oil and residual oil.

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

Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark-to-market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time. Changes proposed by EPA for the renewable volume obligations may increase the cost to consumers for transportation fuel, which could result in a decline in demand for fuels and lower revenues for our business.

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

Potential exposure to products we handle at our facilities could subject us to product liability claims and complaints which could increase our litigation, operating and compliance costs and adversely affect our financial condition and results of operations.

We may be subject to complaints or litigation arising out of alleged contamination and/or exposure to chemicals or other regulated materials, such as various perfluorinated compounds, including perfluorooctanoate, perfluorooctane sulfonate, perfluorohexane sulfonate, or other per- and polyfluoroalkyl substances, benzene and/or petroleum hydrocarbons, at or from our facilities. Such complaints or litigation could have a negative impact on our businesses.

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

Congress has given the FDA broad authority to regulate tobacco and nicotine products, and the FDA, states and some municipalities have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of flavored tobacco products, e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of flavored tobacco products, e-cigarettes and vapor products may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism,

pandemics, or other catastrophic events which could have an adverse effect on our financial condition, results of operations, and cash available for distributions to our unitholders.

Global and national health concerns, such as the outbreak of a pandemic or contagious disease like COVID-19, may adversely affect us by reducing demand for our products. Such a health concern could result in people traveling less and avoiding public spaces, such as convenience stores and other locales where food and sundries are sold, either due to self-imposed or government-mandated restrictions to halt the spread of disease, thereby resulting in a decrease in the demand for our products, including gasoline and other refined petroleum products, and a decrease in sales of food, sundries and other on-site services. Such an event may impair our suppliers’ ability to provide the volumes and types of product and goods we sell. A disease outbreak could affect the health of our workforce or result in travel restrictions, in either case rendering employees unable to work or travel. While these factors and the impact of these factors are difficult to predict, any one or more of them could disrupt our business as we may be unable to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of an unexpected event or events, lower our revenues, increase our costs, or reduce our cash available for distribution to our unitholders.

New entrants or increased competition in the convenience store industry could result in reduced gross profits.

We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel service stations, mass merchants, quick service restaurants, other locales providing food services and other similar retail outlets. Several non-traditional retailers, including supermarkets and club stores, compete directly with convenience stores.

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

We may not be able to renew or replace our leases or agreements for dedicated storage when they expire.

The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. As of December 31, 2021, we owned, operated and maintained dedicated storage facilities at 18 bulk terminals, leased the entirety of one bulk terminal that we operated exclusively for our businesses, and maintained dedicated storage at seven facilities at which we have terminalling agreements. These lease and terminalling agreements are subject to expiration at various times through 2023. If these lease and terminalling agreements are not renewed or we are unable to renew them at rates and on terms and conditions satisfactory us or we are otherwise unable to replace such dedicated storage as may be needed, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. Moreover, federal regulators and state and local governments have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. For example, following the finding that GHG emissions such as carbon dioxide and methane threaten the public health and welfare, the EPA has promulgated or adopted regulations to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, implement emissions standards for certain sources in the oil and gas sector, and (together with NHTSA), implement GHG emissions limits on vehicles manufactured for operation in the United States. Separately, President Biden has already issued a suite of executive orders that, among other things, recommitted the United States to the Paris Agreement, called for the revision of Trump Administration changes to the CAFE standards, and called for the issuance of methane-emission standards for new, modified, and existing oil and gas facilities, including in the transmission and storage segments. In 2021, the EPA proposed several federal regulations to try to fulfill these directives. In addition, it is possible federal legislation could be adopted in the future to restrict GHGs, as Congress has considered various proposals to reduce GHG emissions from time to time. Many states and regions have also adopted GHG initiatives. For further information, please read Part I, Items 1. and 2. “Business and Properties—Environmental—Climate Change.”

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

Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to security threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows. Cyber security attacks in particular continue to evolve and include malicious software, attempts to gain unauthorized access to, or otherwise disrupt, pipeline control systems, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, including pipeline control systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

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

In the ordinary course of our business, in our data centers and on our networks, we collect and store sensitive data including, without limitation, our proprietary business information and that of our customers, suppliers and business partners, information with respect to potential ventures and transactions, and personally identifiable information of our employees, customers and business partners. The secure storage, processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures and those of our vendors and suppliers, our information technology and infrastructure may be vulnerable to ransomware, malware or other cyber attacks by hackers, employee error or malfeasance, natural disasters, power loss, telecommunication failures or other disruptions, or as a result of similar disruptions experienced by our business partners, suppliers and/or vendors. While there have been incidents of security breaches and unauthorized access to our information technologies, we have not experienced any material impact to our operations or business as a result of this attack; however, other similar incidents could have a significant negative impact on our systems and operations. Any such cyber attack or breach or other disruption could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information or loss of access to information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, and loss of confidence in our ability to supply our products and services or maintain the security of information we collect and store, which could adversely affect our business. In addition, as technologies evolve, cyber attacks become increasingly sophisticated, and the regulatory framework for data privacy and security worldwide continues to evolve and develop, we may incur significant costs to modify, upgrade or enhance our security measures and we may face difficulties in fully anticipating or implementing adequate security measures or new or revised mandated processes or in generally mitigating potential harm. Further, any actual or perceived failure to comply with any new or existing laws, regulations and other obligations could result in fines, penalties or other liability.

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

Certain executive officers of our general partner perform services for one of our affiliates pursuant to a services agreement. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Services Agreement.”

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

As of February 22, 2022, affiliates of our general partner, including directors and executive officers and their affiliates, owned 12.9% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.” These conflicts include, among others, the following situations:

●	Our general partner is allowed to take into account the interests of parties other than us, such as affiliates of its members, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.
●	Affiliates of our general partner may engage in competition with us under certain circumstances. Please read “—Certain members of the Slifka family and their affiliates may engage in activities that compete directly with us.”
●	Neither our partnership agreement nor any other agreement requires owners of our general partner to pursue a business strategy that favors us. Directors and officers of our general partner’s owners have a fiduciary duty to make these decisions in the best interest of such owners which may be contrary to our interests.
●	Some officers of our general partner who provide services to us devote time to affiliates of our general partner.
●	Our general partner has limited its liability and reduced its fiduciary duties under the partnership agreement, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, common unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law. Additionally, our partnership agreement provides that we, and the officers and directors of our general partner, do not owe any duties, including fiduciary duties, or have any liabilities to holders of our preferred units.
●	Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash available for distribution to our unitholders.

●	Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces distributable cash flow, or a capital expenditure for acquisitions or capital improvements, which does not, and such determination can affect the amount of cash distributed to our unitholders.
●	In some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.
●	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us.
●	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.
●	Our general partner intends to limit its liability regarding our contractual and other obligations.
●	Our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units.
●	Our general partner controls the enforcement of obligations owed to us by it and its affiliates.
●	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Noncompetition.”

Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. Our partnership agreement provides that we, and the officers and directors of our general partner, do not owe any duties, including fiduciary duties, or have any liabilities to holders of our preferred units. Additionally, our partnership agreement:

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

Although the holders of our preferred units are entitled to limited protective voting rights with respect to certain matters, our preferred units generally vote separately as a class along with any other series of parity securities that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of our preferred units may be significantly diluted, and the holders of such other series of parity securities that we may issue may be able to control or significantly influence the outcome of any vote.

As a result of these limitations, the prices at which our common units and our preferred units trade could diminish because of the absence or reduction of a takeover premium in the trading price.

We may issue additional units without unitholder approval, which would dilute unitholders’ ownership interests.

Except in the case of the issuance of units that rank equal to or senior to our preferred units, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. We are allowed to issue additional preferred units and parity securities without any vote of the holders of our preferred units, except where the cumulative distributions on our preferred units or any parity securities are in arrears.

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

We are prohibited from paying distributions on our common units if distributions on our preferred units are in arrears.

The holders of our preferred units are entitled to certain rights that are senior to the rights of holders of our common units, such as rights to distributions and rights upon liquidation of the Partnership. If we do not pay the required distributions on our preferred units, we will be unable to pay distributions on our common units. Additionally, because distributions to our preferred units are cumulative, we will have to pay all unpaid accumulated preferred distributions before we can pay any distributions to our common unitholders. Also, because distributions to our common unitholders are not cumulative, if we do not pay distributions on our common units with respect to any quarter, our common unitholders will not be entitled to receive distributions covering any prior periods if we later commence paying distributions on our common units. The preferences and privileges of our preferred units could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.

Our preferred units are subordinated to our existing and future debt obligations and could be diluted by the issuance of additional units, including additional preferred units, and by other transactions.

Our preferred units are subordinated to all of our existing and future indebtedness. The payment of principal and interest on our debt reduces cash available for distribution to our limited partners, including the holders of our preferred units. The issuance of additional units on parity with or senior to our preferred units (including additional preferred units) would dilute the interests of the holders of our preferred units, and any issuance of equal or senior ranking securities or additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on our preferred units.

We cannot assure that we will be able to pay distributions on our preferred units regularly, and the agreements governing our indebtedness may limit the cash available to make distributions on our preferred units.

Pursuant to our partnership agreement, we distribute all of our “available cash” each quarter to our limited partners. Our partnership agreement defines “Available Cash” to generally mean, for each fiscal quarter, all cash and cash equivalents on hand on the date of determination of available cash with respect to such quarter, less the amount of any cash reserves established by our general partner to:

●	provide for the proper conduct of our businesses;
●	comply with applicable law or the terms of any of our debt instruments or other agreements; or
●	provide funds for distributions to holders of our common units and preferred units for any one or more of the next four quarters.

As a result, we do not expect to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions, these distributions could significantly reduce the cash available to us in subsequent periods to make distributions on our preferred units.

Further, our existing debt agreements also may limit our ability to pay distributions on our preferred units.

Change of control conversion rights may make it more difficult for a party to acquire us or discourage a party from acquiring us.

The change of control conversion feature of our preferred units may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our common units and preferred units with the opportunity to realize a premium over the then-current market price of such equity securities or that unitholders may otherwise believe is in their best interests.

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

One of the factors that influences the price of our preferred units is the distribution yield on our preferred units (as a percentage of the price of our preferred units) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our preferred units to expect a higher distribution yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution to our limited partners, including the holders of our preferred units. Accordingly, higher market interest rates could cause the market price of our preferred units to decrease.

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

Mr. Richard Slifka and his affiliates (other than us) are subject to noncompetition provisions in the omnibus agreement and business opportunity agreement. In addition, Mr. Eric Slifka’s employment agreement contains noncompetition provisions. These agreements do not prohibit Messrs. Richard Slifka and Eric Slifka and certain affiliates of our general partner from owning certain assets or engaging in certain businesses that compete directly or indirectly with us. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Noncompetition.”

Tax Risks

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes and not being subject to a material amount of entity-level taxation. If the Internal Revenue Service, or IRS, were to treat us as a corporation for U.S. federal income tax purposes, or we become subject to entity level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

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

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional amounts of entity level taxation for U.S. federal, state, municipal or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. We currently own assets and conduct business in several states that impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations thereof, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units, may be modified by administrative, legislative or judicial changes or differing interpretations thereof at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.

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

We have subsidiaries that are treated as corporations for U.S. federal income tax purposes and subject to corporate-level income taxes.

As of December 31, 2021, we conducted substantially all of our operations of our end-user business through six subsidiaries that are treated as corporations for U.S. federal income tax purposes. These corporations primarily engage in the retail sale of gasoline and/or operate convenience stores and collect rents on personal property leased to dealers and commissioned agents at other stations. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes, which reduce the cash available for distribution to us and, in turn, to common unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to common unitholders would be further reduced.

If the IRS were to contest the U.S. federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce our cash available for distribution to our common unitholders.

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

Because common unitholders are treated as partners to whom we allocate taxable income, which could be different in amount than the cash we distribute, common unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they do not receive any cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our common unitholders as taxable income without any increase in our cash available for distribution. Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the tax liability that results from that income.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations and other guidance from the IRS provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023. Thereafter, the obligation to withhold on a transfer of interests in a publicly traded partnership that is effected through a broker is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

The treatment of income attributable to distributions on our preferred units as guaranteed payments for the use of capital creates a different tax treatment for the holders of our preferred units than the holders of our common units and such distributions are not eligible for the 20% deduction for qualified business income.

The tax treatment of distributions on our preferred units is uncertain. We will treat each of the holders of our preferred units as partners for tax purposes and will treat income attributable to distributions on our preferred units as a guaranteed payment for the use of capital that will generally be taxable to each of the holders of our preferred units as ordinary income. Holders of our preferred units will recognize taxable income from the accrual of such income (even in the absence of a contemporaneous cash distribution). Otherwise, except in the case of our liquidation, the holders of our preferred units are generally not anticipated to share in our items of income, gain, loss or deduction, nor will we allocate any share of our nonrecourse liabilities to the holders of our preferred units. If distributions on our preferred units were treated as payments on indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, the distributions likely would be treated as payments of interest by us to each of the holders of our preferred units.

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified business income, recently issued final Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified publicly traded partnership income.  As a result, income attributable to a guaranteed payment for use of capital recognized by holders of our preferred units is not eligible for the 20% deduction for qualified business income.

A holder of our preferred units will be required to recognize gain or loss on a sale of preferred units equal to the difference between the amount realized by such holder and such holder’s tax basis in the preferred units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such preferred units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a preferred unit will generally equal the sum of the cash and the fair market value of other property paid by the holder of such preferred unit to acquire such preferred unit. Gain or loss recognized by a holder of preferred units on the sale or exchange of a preferred unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of our preferred units will generally not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders will be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.

Investment in our preferred units by tax-exempt investors, such as employee benefit plans and individual retirement accounts, and non-United States persons raises issues unique to them. The treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain and the income resulting from such payments may be treated as unrelated business taxable income for U.S. federal income tax purposes. Distributions to non-United States holders of our preferred units will be subject to withholding taxes. If the amount of withholding exceeds the amount of U.S. federal income tax actually due, non-United States holders of our preferred units may be required to file U.S. federal income tax returns in order to seek a refund of such excess.

All holders of our preferred units are urged to consult a tax advisor with respect to the consequences of owning our preferred units.

Item 1B. Unresolved Staff Comments.

None.

Item 3. Legal Proceedings.

The information required by this item is included in Note 23 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common units trade on the New York Stock Exchange (“NYSE”) under the symbol “GLP.” At the close of business on February 22, 2022, based upon information received from our transfer agent, we had 34 holders of record of our common units. The number of record holders does not include common units held in street name.

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

Series A Preferred Units

On August 7, 2018, we issued 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests (the “Series A Preferred Units”) at a price of $25.00 per Series A Preferred Unit.

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

The distribution rate for the Series A Preferred Units from and including the original issue date, but excluding, August 15, 2023 is 9.75% per annum of the $25.00 liquidation preference per Series A Preferred Unit (equal to $2.4375 per Series A Preferred Unit per annum). On and after August 15, 2023, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.774% per annum.

Series B Preferred Units

On March 24, 2021, we issued 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in us (the “Series B Preferred Units”) at a price of $25.00 per Series B Preferred Unit.

Distributions on the Series B Preferred Units are cumulative from March 24, 2021, the original issue date of the Series B Original Issue Date and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year (each, a “Series B Distribution Payment Date”), commencing on May 15, 2021, to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Series B Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose. Distributions on the Series B Preferred Units will be paid out of Available Cash with respect to the quarter immediately preceding the applicable Series B Distribution Payment Date.

No distribution may be declared or paid or set apart for payment on any junior securities (other than a distribution payable solely in junior securities) unless full cumulative distributions have been or contemporaneously are being paid or provided for on all outstanding Series B Preferred Units and any parity securities through the most recent respective distribution periods.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the quarter ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report.

This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2021, we had a portfolio of 1,595 owned, leased and/or supplied gasoline stations, including 295 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $12.7 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the year ended December 31, 2021. In addition, we had other revenues of approximately $0.5 billion for the year ended December 31, 2021 from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

The COVID-19 pandemic resulted in an economic downturn, restricted travel to, from and within the states in which we conduct our businesses, and in decreases in the demand for gasoline and convenience store products. Social distancing guidelines and directives limiting food operations at our convenience stores contributed to a reduction in in-store traffic and sales. The demand for diesel fuel was similarly (but not as drastically) impacted. While market conditions have improved, the pandemic continues to impact our operations and financial performance. We remain well positioned to pivot and address directives from federal, state and municipal authorities designed to mitigate the spread of the COVID-19 pandemic and promote the continuing economic recovery. However, uncertainties surrounding the duration of the COVID-19 pandemic and demand at the pump, inside our stores and at our terminals remain.

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

Recent Developments

Acquisitions—On February 1, 2022, we acquired substantially all of the retail motor fuel assets in Virginia and North Carolina from Miller Oil Co., Inc. The acquisition includes 21 company-operated Miller’s Neighborhood Market convenience stores and 2 fuel sites that are either owned or leased, including lessee dealer and commissioned agent locations, all located in Virginia, and 34 fuel supply only sites, primarily in Virginia.

On January 25, 2022, we acquired substantially all of the assets from Connecticut-based Consumers Petroleum of Connecticut, Incorporated. The acquisition includes 26 company-owned Wheels convenience stores and related fuel operations located in Connecticut (after the disposition of one site pursuant to the terms of the Federal Trade Commission’s consent order) and 22 fuel-supply only sites located in Connecticut and New York. The purchase price, subject to post-closing adjustments, was approximately $151.0 million. The acquisition was funded with borrowings under our revolving credit facility.

Revere Terminal Purchase and Sale Agreement—On November 24, 2021, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Revere MA Owner LLC (the “Revere Buyer”) pursuant to which the Revere Buyer will acquire our terminal located on Boston Harbor in Revere, Massachusetts (the “Revere Terminal”) for a purchase price of $150.0 million in cash. Pursuant to the terms of the purchase agreement we entered into with the Initial Seller in 2015 to acquire the Revere Terminal, the Initial Seller will receive a portion of the net proceeds that we will receive from the sale of the Revere Terminal. We estimate that proceeds to us from the sale of the Revere Terminal after closing costs and consideration of amounts due to the Initial Seller will be in excess of $100.0 million. In connection with closing under the Purchase Agreement, we will enter into a leaseback agreement with the Revere Buyer pursuant to which we will lease back key infrastructure at the Revere Terminal, including certain tanks, dock access rights, and loading rack infrastructure, to allow us to continue business operations at the Revere Terminal post-closing. The disposition is expected to close in the first half of 2022 and is subject to customary closing conditions.

Amended Credit Agreement—On May 5, 2021, we and certain of our subsidiaries entered into the fifth amendment to third amended and restated credit agreement which, among other things, increased the total aggregate commitment to $1.25 billion and extended the maturity date to May 6, 2024. On November 29, 2021, we and certain of our subsidiaries agreed with the lenders to increase the working capital revolving credit facility in an amount equal to $100.0 million, which increased the total available commitments under the credit agreement to $1.35 billion.

Series B Preferred Unit Offering—On March 24, 2021, we issued 3,000,000 9.50% of the Series B Preferred Units at a price of $25.00 per Series B Preferred Unit. Distributions on the Series B Preferred Units are payable quarterly and are cumulative from and including the date of original issue at a fixed rate of 9.50% per annum of the stated liquidation preference of $25.00. We used the proceeds, net of underwriting discount and expenses, of $72.2 million to reduce indebtedness under our credit agreement.

2020 Event

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

Gasoline Distribution and Station Operations

In our GDSO segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub-jobbers. Station operations include (i) convenience store and prepared food sales, (ii) rental income from gasoline stations leased to dealers, from commissioned agents and from cobranding arrangements and (iii) sundries (such as car wash sales and lottery and ATM commissions).

As of December 31, 2021, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the

Northeast, that consisted of the following:

Company operated	295
Commissioned agents	293
Lessee dealers	201
Contract dealers	806
Total	1,595

At our company-operated stores, we operate the gasoline stations and convenience stores with our employees, and we set the retail price of gasoline at the station. At commissioned agent locations, we own the gasoline inventory, and we set the retail price of gasoline at the station and pay the commissioned agent a fee related to the gallons sold. We receive rental income from commissioned agent leased gasoline stations for the leasing of the convenience store premises, repair bays and/or other businesses that may be conducted by the commissioned agent. At dealer-leased locations, the dealer purchases gasoline from us, and the dealer sets the retail price of gasoline at the dealer’s station. We also receive rental income from (i) dealer-leased gasoline stations and (ii) cobranding arrangements. We also supply gasoline to locations owned and/or leased by independent contract dealers. Additionally, we have contractual relationships with distributors in certain New England states pursuant to which we source and supply these distributors’ gasoline stations with ExxonMobil-branded gasoline.

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
●	We commit substantial resources to pursuing acquisitions and expending capital for growth projects, although there is no certainty that we will successfully complete any acquisitions or growth projects or receive the economic results we anticipate from completed acquisitions or growth projects. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses, and also consider organic growth projects. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. Many of these transactions involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control. Required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects. In addition, we may consummate transactions that we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth and ability to increase or maintain distributions on our common units could be limited. We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.
●	The condition of credit markets may adversely affect our liquidity. In the past, world financial markets experienced a severe reduction in the availability of credit. Possible negative impacts in the future could include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties could require us to provide collateral. In addition, we could experience a tightening of trade credit from our suppliers.
●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives related to these aforementioned services as well as disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution

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
●	We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell or (ii) our logistics activities, could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.
●	Our gasoline financial results in our GDSO segment can be lower in the first and fourth quarters of the calendar year due to seasonal fluctuations in demand. Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter months. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year. The COVID-19 pandemic has had a negative impact on gasoline demand and in-store traffic, and the extent and duration of that impact remains uncertain.
●	Our heating oil and residual oil financial results can be lower in the second and third quarters of the calendar year. Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months.
●	Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales.
●	Our gasoline, convenience store and prepared food sales could be significantly reduced by a reduction in demand due to the impact of COVID-19, higher prices and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles. Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. In addition, higher prices could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. A reduction in our sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our heating oil and residual oil. Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last four decades. We could face additional competition from alternative energy sources as a result of future

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
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales. The EPA has implemented a RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program seeks to promote the incorporation of renewable fuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States. We are exposed to volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark-to-market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time. Changes proposed by EPA for the renewable volume obligations may increase the cost to consumers for transportation fuel, which could result in a decline in demand for fuels and lower revenues for our business.
●	Governmental action and campaigns to discourage smoking and use of other products may have a material adverse effect on our revenues and gross profit. Congress has given the FDA broad authority to regulate tobacco and nicotine products, and the FDA, states and some municipalities have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of flavored tobacco products, e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of flavored tobacco products, e-cigarettes and vapor products may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, President Biden signed an executive order calling for new or more stringent emissions standards for new, modified and existing oil and gas facilities. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be

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

Product Margin

We view product margin as an important performance measure of the core profitability of our operations. We review product margin monthly for consistency and trend analysis. We define product margin as our product sales minus product costs. Product sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels and crude oil, as well as convenience store and prepared food sales, gasoline station rental income and revenue generated from our logistics activities when we engage in the storage, transloading and shipment of products owned by others. Product costs include the cost of acquiring products and all associated costs including shipping and handling costs to bring such products to the point of sale as well as product costs related to convenience store items and costs associated with our logistics activities. We also look at product margin on a per unit basis (product margin divided by volume). Product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business. Product margin should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our product margin may not be comparable to product margin or a similarly titled measure of other companies.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income attributable to Global Partners LP	$60,796	$102,210	$35,867
EBITDA (1)(3)(4)	$244,459	$285,529	$234,374
Adjusted EBITDA (1)(3)(4)	$244,333	$287,731	$233,666
Distributable cash flow (2)(3)(4)(5)	$120,750	$156,392	$95,713
Wholesale Segment: (6)
Volume (gallons)	3,667,211	3,899,035	4,539,335
Sales
Gasoline and gasoline blendstocks	$5,357,128	$3,243,676	$5,897,458
Other oils and related products (7)	2,465,232	1,625,600	2,125,776
Crude oil (8)	61,776	84,046	96,419
Total	$7,884,136	$4,953,322	$8,119,653
Product margin
Gasoline and gasoline blendstocks	$86,289	$101,806	$86,661
Other oils and related products (7)	65,429	84,927	53,384
Crude oil (8)	(12,845)	(672)	(13,047)
Total	$138,873	$186,061	$126,998
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	1,546,459	1,360,252	1,622,122
Sales
Gasoline	$4,137,969	$2,545,616	$3,806,892
Station operations (9)	476,405	431,041	466,761
Total	$4,614,374	$2,976,657	$4,273,653
Product margin
Gasoline	$413,756	$398,016	$374,550
Station operations (9)	233,881	205,926	225,078
Total	$647,637	$603,942	$599,628
Commercial Segment: (6)
Volume (gallons)	369,956	268,989	358,041
Sales	$749,767	$391,620	$688,424
Product margin	$15,604	$12,279	$24,061
Combined sales and product margin:
Sales	$13,248,277	$8,321,599	$13,081,730
Product margin (10)	$802,114	$802,282	$750,687
Depreciation allocated to cost of sales	(82,851)	(81,144)	(87,930)
Combined gross profit	$719,263	$721,138	$662,757

GDSO portfolio as of December 31, 2021, 2020 and 2019:
Company operated	295	277	289
Commissioned agents	293	273	258
Lessee dealers	201	208	216
Contract dealers	806	790	788
Total GDSO portfolio	1,595	1,548	1,551

	Year Ended December 31,
	2021	2020	2019
Weather conditions:
Normal heating degree days	5,630	5,630	5,630
Actual heating degree days	4,870	5,029	5,152
Variance from normal heating degree days	(13)%	(11)%	(8)%
Variance from prior period actual heating degree days	(3)%	(2)%	(4)%
(1)	EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.
(3)	EBITDA, Adjusted EBITDA and distributable cash flow for 2021 include a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021 and $3.1 million expense for compensation resulting from the retirement of our former chief financial officer in August of 2021. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.
(4)	EBITDA, Adjusted EBITDA and distributable cash flow includes a loss on early extinguishment of debt of $7.2 million in 2020 related to the 2023 Notes and $13.1 million in 2019 related to the 2022 Notes (defined below).
(5)	Distributable cash flow for 2020 includes a $6.3 million income tax benefit related to the CARES Act net operating loss carryback provisions.
(6)	Segment reporting results for 2020 and 2019 have been reclassified between our Wholesale and Commercial segments to conform to our current presentation.
(7)	Other oils and related products primarily consist of distillates and residual oil.
(8)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(9)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(10)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$60,796	$101,682	$35,178
Net loss attributable to noncontrolling interest	—	528	689
Net income attributable to Global Partners LP	60,796	102,210	35,867
Depreciation and amortization	102,241	99,899	107,557
Interest expense	80,086	83,539	89,856
Income tax expense (benefit)	1,336	(119)	1,094
EBITDA (1)	244,459	285,529	234,374
Net (gain) loss on sale and disposition of assets	(506)	275	(2,730)
Long-lived asset impairment	380	1,927	2,022
Adjusted EBITDA (1)	$244,333	$287,731	$233,666

Reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by operating activities	$50,218	$312,526	$94,402
Net changes in operating assets and liabilities and certain non-cash items	112,819	(110,709)	48,968
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	—	292	54
Interest expense	80,086	83,539	89,856
Income tax expense (benefit)	1,336	(119)	1,094
EBITDA (1)	244,459	285,529	234,374
Net (gain) loss on sale and disposition of assets	(506)	275	(2,730)
Long-lived asset impairment	380	1,927	2,022
Adjusted EBITDA (1)	$244,333	$287,731	$233,666
(1)	EBITDA and Adjusted EBITDA for 2021 include a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021 and $3.1 million expense for compensation resulting from the retirement of our former chief financial officer in August of 2021. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service. EBITDA and Adjusted EBITDA include a loss on early extinguishment of debt of $7.2 million in 2020 related to the 2023 Notes and $13.1 million in 2019 related to the 2022 Notes (defined below).

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of net income to distributable cash flow:
Net income	$60,796	$101,682	$35,178
Net loss attributable to noncontrolling interest	—	528	689
Net income attributable to Global Partners LP	60,796	102,210	35,867
Depreciation and amortization	102,241	99,899	107,557
Amortization of deferred financing fees	5,031	5,241	5,940
Amortization of routine bank refinancing fees	(4,064)	(3,970)	(3,754)
Maintenance capital expenditures	(43,254)	(46,988)	(49,897)
Distributable cash flow (1)(2)(3)	120,750	156,392	95,713
Distributions to preferred unitholders (4)	(12,209)	(6,728)	(6,728)
Distributable cash flow after distributions to preferred unitholders	$108,541	$149,664	$88,985

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$50,218	$312,526	$94,402
Net changes in operating assets and liabilities and certain non-cash items	112,819	(110,709)	48,968
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	—	292	54
Amortization of deferred financing fees	5,031	5,241	5,940
Amortization of routine bank refinancing fees	(4,064)	(3,970)	(3,754)
Maintenance capital expenditures	(43,254)	(46,988)	(49,897)
Distributable cash flow (1)(2)(3)	120,750	156,392	95,713
Distributions to preferred unitholders (4)	(12,209)	(6,728)	(6,728)
Distributable cash flow after distributions to preferred unitholders	$108,541	$149,664	$88,985

(1)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow for 2021 includes a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021 and $3.1 million expense for compensation resulting from the retirement of our former chief financial officer in August of 2021. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service. Distributable cash flow includes a loss on early extinguishment of debt of $7.2 million in 2020 related to the 2023 Notes and $13.1 million in 2019 related to the 2022 Notes (defined below).
(3)	Distributable cash flow for 2020 includes a 6.3 million income tax benefit related to the CARES Act net operating loss carryback provisions.
(4)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $13.2 billion and $8.3 billion for 2021 and 2020, respectively, an increase of $4.9 billion, or 59%, primarily due to an increase in prices. Our aggregate volume of product sold was 5.6 billion gallons and 5.5 billion gallons for 2021 and 2020, respectively, increasing 55 million gallons consisting of increases of 186 million gallons and 101 million gallons in our GDSO and Commercial segments, respectively, offset by a decrease of 232 million gallons in our Wholesale segment due to a decline in gasoline and gasoline blendstocks and crude oil, partially offset by an increase in other oils and related products.

Our total sales were $8.3 billion and $13.1 billion for 2020 and 2019, respectively, a decrease of $4.8 billion, or 36%, due to decreases in prices and volume sold. Our aggregate volume of product sold was 5.5 billion gallons and

6.5 billion gallons for 2020 and 2019, respectively, a decrease of 1.0 billion gallons in part due to the impact of the COVID-19 pandemic. The decrease in volume sold includes a decrease of 640 million gallons in our Wholesale segment due to a decline in gasoline and gasoline blendstocks, partially offset by increased volume in other oils and related products and crude oil, and decreases of 262 million gallons in our GDSO segment and 89 million gallons in our Commercial segment.

Gross Profit

Our gross profit was $719.3 million and $721.1 million for 2021 and 2020, respectively, a decrease of $1.8 million, primarily due to less favorable market conditions in our Wholesale segment during the second quarter of 2021. Lower fuel margin (cents per gallon) in our GDSO segment also contributed to the year-over-year decrease in gross profit, partially offset by an increase in fuel volume and in station operations due to an increase in activity at our convenience stores.

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

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $5.3 billion and $3.2 billion for 2021 and 2020, respectively, an increase of $2.1 billion, or 65%, primarily due to an increase in prices, partially offset by a decline in volume sold. Our gasoline and gasoline blendstocks product margin was $86.3 million and $101.8 million for 2021 and 2020, respectively, a decrease of $15.5 million, or 15%, primarily due to less favorable market conditions in gasoline. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance that occurred at the end of the first quarter of 2020 caused by the COVID-19 pandemic related demand destruction and geopolitical events. The forward product pricing curve flattened during the second quarter of 2020 which positively impacted our product margins.

Sales from wholesale gasoline and gasoline blendstocks were $3.2 billion and $5.9 billion for 2020 and 2019, respectively, a decrease of $2.7 billion, or 45%, due to decreases in prices and volume sold. Our gasoline and gasoline blendstocks product margin was $101.8 million and $86.7 million for 2020 and 2019, respectively, an increase of $15.1 million, or 17%. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our product margins. Our product margin also benefitted due to more favorable market conditions in gasoline in the fourth quarter of 2020 compared to the same period in 2019 which was negatively impacted due to unfavorable market conditions. In the first quarter of 2020, the COVID-19 pandemic and the price war between Saudi Arabia and Russia caused a rapid decline in prices, steepening the forward product pricing curve which negatively impacted our product margin in gasoline.

Other Oils and Related Products. Sales from other oils and related products were $2.5 billion and $1.6 billion for 2021 and 2020, respectively, an increase of $0.9 billion, or 56%, primarily due to an increase in prices. Our product margin from other oils and related products was $65.4 million and $84.9 million for 2021 and 2020, respectively, a decrease of $19.5 million, or 23%, primarily due to less favorable market conditions. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance that occurred at the end of the first quarter of 2020 caused by the COVID-19 pandemic related demand destruction and geopolitical events. The forward product pricing curve flattened during the second quarter of 2020 which positively impacted our product margins.

Sales from other oils and related products (primarily distillates and residual oil) were $1.6 billion and $2.1 billion for 2020 and 2019, respectively, a decrease of $0.5 billion, or 24%, in part due to a decline in prices, partially offset by an increase in volume sold. Our product margin from other oils and related products was $84.9 million and $53.4 million and for 2020 and 2019, respectively, an increase of $31.5 million, or 59%. During the second quarter of 2020, there was a significant recovery in the supply/demand imbalance at the end of the first quarter. The forward product pricing curve flattened which positively impacted our product margins. Our product margin also benefitted from more favorable market conditions in the fourth quarter of 2020 compared to the same period in 2019, largely in distillates. In the first quarter of 2020, the COVID-19 pandemic and the price war between Saudi Arabia and Russia caused a rapid decline in prices, steepening the forward product pricing curve, which negatively impacted our product margins.

Crude Oil. Crude oil sales and logistics revenues were $61.8 million and $84.0 million for 2021 and 2020, respectively, a decrease of $22.2 million, or 26%, primarily due to a decrease in volume sold. Our crude oil product margin was ($12.8 million) and ($0.7 million) for 2021 and 2020, respectively, a decrease of $12.1 million, due to less favorable market conditions. Our crude oil product margin in 2020 benefitted from more favorable market conditions, largely in the second quarter including the flattening of the forward product pricing curve.

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

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $4.1 billion and $2.5 billion for 2021 and 2020, respectively, an increase of $1.6 billion, or 64%, due to increases in prices and volume sold. Our product margin from gasoline distribution was $413.7 million and $398.0 million for 2021 and 2020, respectively, an increase of $15.7 million, or 4%, primarily due to an increase in volume sold, partially offset by lower fuel margins (cents per gallon). Our product margin for 2021 was negatively impacted as wholesale gasoline prices rose during most of the year. Rising wholesale gasoline prices typically compress our gasoline product margin, the extent of which depends on the magnitude and duration of that rise. In contrast, for 2020, wholesale gasoline prices declined, primarily in March of 2020 due to the COVID-19 pandemic and geopolitical events, which improved our product margin.

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

Station Operations. Our station operations, which include (i) convenience stores and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $476.4 million and $431.0 million for 2021 and 2020, respectively, an increase of $45.4 million, or 10%. Our product margin from station operations was $233.9 million and $205.9 million for 2021 and 2020, respectively, an increase of $28.0 million, or 14%. The increases in sales and product margin are primarily due to increases in activity at our convenience stores, including the sales of sundries.

Revenues from our station operations were $431.0 million and $466.7 million for 2020 and 2019, respectively, a decrease of $35.7 million, or 8%. Our product margin from station operations was $205.9 million and $225.1 million for 2020 and 2019, respectively, a decrease of $19.2 million, or 9%. The decreases in sales and product margin are primarily due to less activity at our convenience stores, primarily due to the impact of the COVID-19 pandemic.

Results for Commercial Segment

Our commercial sales were $0.7 billion and $0.4 billion for 2021 and 2020, respectively, an increase of $0.3 billion due to increases in prices and volume sold. Our commercial product margin was $15.6 million and $12.3 million for 2021 and 2020, respectively, an increase of $3.3 million, or 27%, primarily due to an increase in volume sold and improved margins.

Our commercial sales were $0.4 billion and $0.7 billion for 2020 and 2019, respectively, a decrease of $0.3 billion, or 43%, due to decreases in prices and volume sold. Our commercial product margin was $12.3 million and $24.1 million for 2020 and 2019, respectively, a decrease of $11.8 million, or 49%, largely due to a decrease in bunkering activity.

Selling, General and Administrative Expenses

SG&A expenses were $212.9 million and $192.5 million for 2021 and 2020, respectively, an increase of $20.4 million, or 11%, consisting of a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel and a $3.1 million expense for compensation resulting from the retirement of our former chief financial officer in recognition of service and increases of $9.6 million in wages and benefits, $2.5 million in acquisition costs and $4.2 million in various other SG&A expenses, offset by a decrease of $5.6 million in accrued discretionary incentive compensation and. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.

Operating Expenses

Operating expenses were $353.6 million and $323.3 million for 2021 and 2020, respectively, an increase of $30.3 million, or 9%, including an increase of $28.3 million associated with our GDSO operations, primarily due to increased credit card fees related to the increases in volume and price, higher rent expense and higher salary expense due in part to greater activity at our stores. Operating expenses associated with our terminal operations also increased $2.0 million.

Amortization Expense

Amortization expense related to our intangible assets was $10.7 million and $10.8 million for 2021 and 2020, respectively.

Net Gain (Loss) on Sale and Disposition of Assets

Net gain (loss) on sale and disposition of assets was $0.5 million and ($0.3 million) for 2021 and 2020, respectively, primarily due to the sale of GDSO sites. Included in the net gain (loss) on sale and disposition of assets is approximately $0.6 million and $0.9 million for 2021 and 2020, respectively, of goodwill derecognized as part of the site divestitures.

Long-Lived Asset Impairment

In 2021, we recognized an impairment charge primarily relating to certain developmental assets for raze and rebuilds in the amount of $0.4 million which was allocated to the GDSO segment.

In 2020, we recognized an impairment charge relating to certain right-of-use assets in the amount of $1.9 million, of which $1.7 million was allocated to the Wholesale segment and $0.2 million was allocated to the GDSO segment.

Interest Expense

Interest expense was $80.1 million and $83.5 million for 2021 and 2020, respectively, a decrease of

$3.4 million, or 4%, due in part to lower average balances on our revolving credit facility and to lower interest rates, partially offset by a $0.4 million write-off of deferred financing fees associated with the amendment to our credit agreement in May 2021.

Loss on Early Extinguishment of Debt

In 2020 as a result of the redemption of the 2023 Notes, we recorded a $7.2 million loss from early extinguishment of debt, consisting of a $5.3 million cash call premium and a $1.9 million non-cash write-off of remaining unamortized deferred financing fees.

Income Tax (Expense) Benefit

Income tax (expense) benefit was ($1.3 million) and $0.1 million for 2021 and 2020, respectively, which reflects the income tax expense (benefit) from the operating results of GMG, which is a taxable entity for federal and state income tax purposes. For 2020, the income tax benefit consists of an income tax benefit of $6.3 million (discussed below) offset by an income tax expense of ($6.2 million).

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act includes the temporary removal of certain limitations on the utilization of net operating losses, permitting the carryback of net operating losses generated in 2018, 2019 or 2020 to the five preceding taxable years. As a result, we recognized a benefit of $6.3 million related to the CARES Act net operating loss carryback provisions for 2020. On January 15, 2021, we received cash refunds totaling $15.8 million associated with the carryback of losses generated in 2018 with respect to the 2016 and 2017 tax years.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload, LLC (“Basin Transload”). In connection with the terms of an agreement between us and the minority members of Basin Transload, on September 29, 2020, we acquired the minority members’ collective 40% interest in Basin Transload. The net loss attributable to noncontrolling interest was $0.5 million for 2020 which represents the 40% noncontrolling ownership of the net loss reported.

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

Working capital was $225.5 million and $283.9 million at December 31, 2021 and 2020, respectively, a decrease of $58.4 million. Changes in current assets and current liabilities decreasing our working capital primarily include increases of $170.3 million in the current portion of our working capital revolving and $145.4 million in accounts payable, primarily due to higher prices. The decrease in working capital was offset by increases of $183.9 million in accounts receivable and $125.1 million in inventories, also primarily due to higher prices.

Cash Distributions

Common Units

During 2021, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 12, 2021	$19.3 million	Fourth quarter 2020
May 14, 2021	$20.5 million	First quarter 2021
August 13, 2021	$20.5 million	Second quarter 2021
November 12, 2021	$20.5 million	Third quarter 2021

In addition, on January 25, 2022, the board of directors of our general partner declared a quarterly cash distribution of $0.5850 per unit ($2.34 per unit on an annualized basis) on all of our outstanding common units for the period from October 1, 2021 through December 31, 2021 to our common unitholders of record as of the close of business February 8, 2022. On February 14, 2022, we paid the total cash distribution of approximately $20.9 million.

Series A Preferred Units

During 2021, we paid the following cash distributions to holders of the Series A Preferred Units:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Covering
February 16, 2021	$1.7 million	November 15, 2020 - February 14, 2021
May 17, 2021	$1.7 million	February 15, 2021 - May 14, 2021
August 16, 2021	$1.7 million	May 15, 2021 - August 14, 2021
November 15, 2021	$1.7 million	August 15, 2021 - November 14, 2021

In addition, on January 18, 2022, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from November 15, 2021 through February 14, 2022 to our preferred unitholders of record as of the opening of business on February 1, 2022. On February 15, 2022, we paid the total cash distribution of approximately $1.7 million.

Series B Preferred Units

On May 17, 2021, we paid the initial quarterly cash distribution of $0.3365 per unit on the Series B Preferred Units, covering the period from March 24, 2021 (the issuance date of the Series B Preferred Units) through May 14, 2021, totaling approximately $1.0 million. On August 16, 2021, we paid the quarterly cash distribution of $0.59375 per unit covering the period from May 15, 2021 through August 14, 2021, totaling approximately $1.8 million. On November 15, 2021, we paid the quarterly cash distribution of $0.59375 per unit covering the period from August 15, 2021 through November 14, 2021, totaling approximately $1.8 million.

In addition, on January 18, 2022, the board of directors of our general partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from November 15, 2021 through February 14, 2022 to holders of record as of the opening of business on February 1, 2022. On February 15, 2022, we paid the total cash distribution of approximately $1.8 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2021 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Next 12 Months	Beyond 12 Months	Total
Credit facility obligations (1)	$214,328	$198,497	$412,825
Senior notes obligations (2)	52,063	1,046,408	1,098,471
Operating lease obligations (3)	79,665	258,445	338,110
Other long-term liabilities (4)	25,271	64,852	90,123
Financing obligations (5)	15,268	113,450	128,718
Total	$386,595	$1,681,652	$2,068,247
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2021 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 6, 2024 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See “—Liquidity and Capital Resources—Senior Notes” for additional information.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges. See Note 3 of Notes to Consolidated Financial Statements for additional information.
(4)	Includes amounts related to our brand fee agreement and amounts related to our pipeline connection agreements, access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See “—Liquidity and Capital Resources—Financing Obligations” for additional information .

See Note 3 of Notes to Consolidated Financial Statements with respect to sublease information related to certain lease agreements and Note 11 of Notes to Consolidated Financial Statements with respect to purchase commitments.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $43.2 million and $47.0 million in maintenance capital expenditures for the years ended December 31, 2021 and 2020, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $38.5 million and $37.3 million for 2021 and 2020, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $58.5 million and $29.3 million in expansion capital expenditures, including acquisitions, for the years ended December 31, 2021 and 2020, respectively, primarily related to investments in our gasoline station business.

In 2021, the $58.5 million in expansion capital expenditures included approximately $53.8 million, in part to raze and rebuilds, expansion and improvements at retail gasoline stations, new leased sites and new-to-industry sites and $4.7 million in other expansion capital expenditures, primarily related to investments at our terminals.

In 2020, the $29.3 million in expansion capital expenditures included approximately $23.7 million in raze and rebuilds, expansion and improvements at retail gasoline stations and new-to-industry sites and $5.6 million in other expansion capital expenditures, primarily related to investments at our terminals and information technology projects.

We currently expect maintenance capital expenditures of approximately $45.0 million to $55.0 million and expansion capital expenditures, excluding acquisitions, of approximately $50.0 million to $60.0 million in 2022, relating primarily to investments in our gasoline station business. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather, the scope and duration of the COVID-19 pandemic and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity for the years ended December 31 (in thousands):

	2021	2020
Net cash provided by operating activities	$50,218	$312,526
Net cash used in investing activities	$(115,050)	$(69,728)
Net cash provided by (used in) financing activities	$65,967	$(245,126)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $50.2 million and $312.5 million for 2021 and 2020, respectively, for a year-over-year in cash flow from operating activities of $262.3 million.

Except for net income, the primary drivers of the changes in operating activities include the following for the years ended December 31 (in thousands):

	2021	2020
(Increase) decrease in accounts receivable	$(183,826)	$185,168
(Increase) decrease in inventories	$(123,889)	$65,588
Increase (decrease) in accounts payable	$145,423	$(165,513)

In 2021, the increases in accounts receivable, inventories and accounts payable are largely due to the increase in prices.

In 2020, the decreases in accounts receivable, inventories and accounts payable are largely due to the decrease in prices, primarily caused by the COVID-19 pandemic and geopolitical events.

Investing Activities

Net cash used in investing activities was $115.1 million for 2021 and included $58.5 million in expansion capital expenditures, $43.2 million in maintenance capital expenditures, $18.0 million in acquisitions, primarily related to company-operated gasoline stations and convenience stores, and $1.7 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations. Net cash used in investing activities was offset by $6.3 million in proceeds from the sale of property and equipment.

Net cash used in investing activities was $69.7 million for 2020 and included $47.0 million in maintenance capital expenditures, $29.3 million in expansion capital expenditures and $1.6 million in seller note issuances, offset by $8.2 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the years ended December 31, 2021 and 2020.

Financing Activities

Net provided by financing activities was $66.0 million for 2021 and included $170.3 million in net borrowing from our working capital revolving credit facility due primarily to the increase in prices and $72.2 million in net proceeds from the issuance of the Series B Preferred Units which were used to pay down the revolving credit facility, offset by $91.9 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $78.6 million in net payments on our revolving credit facility, $3.8 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $2.2 million in LTIP units withheld for tax obligations related to awards that vested in 2021.

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

See Note 8 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility for 2021 and 2020.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.35 billion senior secured credit facility. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement matures on May 6, 2024.

There are two facilities under the credit agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $900.0 million; and

●	a $450.0 million revolving credit facility to be used for general corporate purposes.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions then applicable to the credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $200.0 million, in the aggregate, for a total credit facility of up to $1.55 billion. Any such request for an increase must be in a minimum amount of $25.0 million. We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.35 billion.

In addition, the credit agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $75.0 million and (b) the Aggregate WC Commitments (as defined in the credit agreement). Swing line loans will bear interest at the Base Rate (as defined in the credit agreement). The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.35 billion.

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

The average interest rates for the credit Agreement were 2.4% and 2.9% for the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, we had total borrowings outstanding under the credit Agreement of $398.1 million, including $43.4 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $156.0 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $795.9 million and $778.5 million at December 31, 2021 and 2020, respectively.

The credit agreement is secured by substantially all of our assets and the assets of our wholly owned subsidiaries and is guaranteed by us and certain of our subsidiaries.

The credit agreement also includes certain baskets, including (i) a $25.0 million general secured indebtedness basket, (ii)  a $25.0 million general investment basket, (iii) a $75.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the credit agreement), (iv) a Sale/Leaseback Transaction (as defined in the credit agreement) basket of $100.0 million, and (v) a basket of $150.0 million in an aggregate amount for the purchase of our common units, provided that no Event of Default exists or would occur immediately following such purchase(s).

In addition, the credit agreement provides the ability for the borrowers to repay certain junior indebtedness, subject to a $100.0 million cap, so long as no Event of Default has occurred or will exist immediately after making such repayment.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2021.

Senior Notes

6.875% Senior Notes Due 2029

On October 7, 2020, we and GLP Finance Corp. (the “Issuers”) issued $350.0 million aggregate principal amount of 6.875% senior notes due 2029 (the “2029 Notes”) to several initial purchasers (the “2029 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act of 1933 (the “Securities Act”). We used the net proceeds from the offering to fund the redemption of our 7.00% senior notes due 2023 (the “2023 Notes”) and to repay a portion of the borrowings outstanding under our credit agreement.

In connection with the private placement of the 2029 Notes, the Issuers and the subsidiary guarantors and Regions Bank, as trustee, entered into an indenture as may be supplemented from time to time (the “2029 Notes Indenture”).

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

In connection with the private placement of the 2027 Notes on July 31, 2019, the Issuers and the subsidiary guarantors and Regions Bank (as successor trustee to Deutsche Bank Trust Company Americas), as trustee, entered into an indenture as may be supplemented from time to time (the “2027 Notes Indenture”).

The 2027 Notes mature on August 1, 2027 with interest accruing at a rate of 7.00% per annum and payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2020. The 2027 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2027 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2027 Notes may declare the 2027 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of ours that is a significant subsidiary or any group of our restricted subsidiaries that, taken together, would constitute a significant subsidiary of ours, will automatically cause the 2027 Notes to become due and payable.

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

Financing Obligations

Capitol Acquisition

In connection with the June 2015 acquisition of retail gasoline stations and dealer supply contracts from Capitol, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions for 53 leased sites. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.

Interest expense of approximately $9.2 million and $9.3 million was recorded for the years ended December 31, 2021 and 2020, respectively. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $10.4 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively. The financing obligation balance outstanding at December 31, 2021 was $84.9 million associated with the acquisition.

Sale-Leaseback Transaction

In connection with a sale in June 2016 of real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores, we entered into a Master Unitary Lease Agreement to lease back certain of the real property assets sold. The initial term of the Master Unitary Lease Agreement expires in 2031. We have one successive option to renew the lease for a ten-year period followed by two successive options to renew the lease for five-year periods on the same terms, covenants, conditions and rental as the primary non-revocable lease term.

In connection with this transaction, we recognized a corresponding financing obligation of $62.5 million. During the term of the lease, which expires in June 2031, we incur interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.3 million and $4.3 million for each of the years ended December 31, 2021 and 2020, and lease rental payments were $4.7 million and $4.7 million for each of the years ended December 31, 2021 and 2020. The financing obligation balance outstanding at December 31, 2021 was $61.7 million associated with this transaction.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. A summary of our significant accounting policies used in the preparation of our consolidated financial statements is detailed in Note 2 of Notes to Consolidated Financial Statements.

Certain of these accounting policies require the use of estimates. These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations and are recorded in the period in which they become known; therefore, our actual results could differ from these estimates under different assumptions or conditions. We believe our critical accounting estimates that are subjective in nature, require the exercise of judgment and involve complex analysis include the valuation of physical forward derivative contracts, valuation of goodwill and environmental liabilities.

Valuation of Physical Forward Derivative Contracts

As described in Note 9 and Note 10 of Notes to Consolidated Financial Statements, we enter into different commodity contracts that qualify as derivative instruments. These include physical forward purchase and sale contracts and are accounted for at fair value. These contracts are considered Level 2 and Level 3 derivative instruments under the fair value hierarchy as inputs used to determine fair value are not quoted prices in active markets. As of December 31, 2021, derivative assets of $11.7 million and derivative liabilities of $31.7 million were recorded for physical forward derivative contracts based on Level 2 fair value measurements. There were no Level 3 physical forward derivative contracts as of December 31, 2021.

Accounting for the fair value measurement of physical forward derivative instruments is complex given the judgmental nature of the assumptions used as inputs into the valuation models. These include inputs used to value commodity products at locations whereby active market pricing may not be available. These assumptions are forward-looking and could be affected by future economic and market conditions.

We utilize published and quoted prices, broker quotes, and estimates of market prices to estimate the fair value of these contracts; however, actual amounts could vary materially from estimated fair values as a result of changes in market prices. In addition, changes in the methods used to determine the fair value of these contracts could have a material effect on our results of operations. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Valuation of Goodwill

We allocate the fair value of the purchase price associated in a business combination to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill and allocated to our reporting units based on the future expected benefit arising from the business combination.

Such valuations require management to make significant estimates and assumptions. Management’s estimates of fair value are based upon assumptions believed to be reasonable at the time, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We have concluded that our operating segments are also our reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

All of our goodwill is allocated to the GDSO segment. During 2021 and 2020, we completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro-economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on our assessment, no impairment was identified.

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

As of December 31, 2021, we had total borrowings outstanding under our credit agreement of $398.1 million. Please read Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.0 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At December 31, 2021, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	December 31,	Effect of 10%	Effect of 10%
	2021	Price Increase	Price Decrease
Exchange traded derivative contracts	$25,911	$(32,174)	$32,174
Forward derivative contracts	(20,002)	(7,065)	7,065
Total	$5,909	$(39,239)	$39,239

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2021. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $33.7 million at December 31, 2021.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of December 31, 2021.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report. See “Report of Independent Registered Public Accounting Firm” on page F-4 of our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Global GP LLC, our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A (the “AS Article II-A Trust”) directly and through their beneficial ownership of entities that own ownership interests in our general partner. Eric Slifka beneficially owns interests in our general partner. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

Alfred A. Slifka, former chairman of the board of our general partner, passed away on March 9, 2014. Mr. Slifka’s estate closed effective February 28, 2017 and his interest in our general partner and his beneficially owned interests in Global Partners LP and its affiliates were transferred to the AS Article II-A Trust on that date. Eric Slifka, our President and Chief Executive Officer, and his two siblings are the trustees of the AS Article II-A Trust. Eric Slifka has been delegated sole voting authority over the AS Article II-A Trust’s ownership interests in us and our general partner.

Four members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. Members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have a separately-designated standing audit committee established in accordance with the Securities Exchange Act of 1934 and a compensation committee. The four independent members of the board of directors of our general partner, Messrs. Hailer, McCool, Owens and Pereira, serve as the sole members of the conflicts, audit and compensation committees.

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

No member of the audit committee is an officer or employee of our general partner or director, officer or employee of any affiliate of our general partner. Furthermore, each member of the audit committee is independent as defined in the listing standards of the NYSE. The board of directors of our general partner has determined that a member of the audit committee, namely Jaime Pereira, is an “audit committee financial expert” as defined by the SEC.

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

All of our executive officers devote substantially all of their time to managing our businesses and affairs, but from time to time certain executive officers perform or have performed services for our former affiliate, Global Petroleum Corp. (dissolved in 2020) and/or other entities controlled by the Slifka family. Please read Part III, Item 13,

“Certain Relationships and Related Transactions, and Director Independence—Services Agreement.” Our non-management directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

Set forth below are the names, ages (as of February 22, 2022) and titles of persons currently serving as directors and executive officers of our general partner:

Name	Age	Position with Global GP LLC
Richard Slifka	81	Chairman
Eric Slifka	56	President, Chief Executive Officer and Vice Chairman
Mark A. Romaine	53	Chief Operating Officer
Gregory B. Hanson	44	Chief Financial Officer
Jeremy (Jez) Langhorn	55	Chief Human Resources Officer
Matthew Spencer	43	Chief Accounting Officer
Robert J. McCool	83	Director
Jaime Pereira	67	Director
John T. Hailer	61	Director
Robert W. Owens	68	Director

Richard Slifka was elected Vice Chairman of the Board of our general partner in March 2005 and became Chairman in March 2014. He had been employed with Global Companies LLC or its predecessors since 1963. Mr. Slifka served as Treasurer and a director of Global Companies LLC since its formation in December 1998. Mr. Slifka also was a shareholder, a director and the President of Global Petroleum Corp., a privately held affiliated company that had owned, operated and leased to us our petroleum products storage terminal located in Revere, Massachusetts until we acquired the terminal in January 2015. Mr. Slifka is a past director of the New England Fuel Institute and currently serves as president of the Independent Fuel Terminal Operators Association. He served on the Boston Medical Center Corporation Board of Trustees from 2006–2019 and on the BMC Health System, Inc., Board of Trustees from 2013–2021. He currently serves on the board of directors of St. Francis House. Mr. Slifka served as a director of the National Multiple Sclerosis Society from 1988–2019. Mr. Slifka’s extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Chairman of the Board. Richard Slifka is the brother of the late Alfred A. Slifka.

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

Gregory B. Hanson was appointed by the Board of Directors of our general partner to serve as the Chief Financial Officer of Global Partners LP, commencing effective September 1, 2021. Mr. Hanson previously served as Treasurer of our general partner and of Global Partners LP from August 2014 through August 2021. Mr. Hanson has more than 20 years of financial experience. Before joining the Partnership in 2013, he served as a Senior Vice President at GE Energy Financial Services and RBS Citizens Financial Group. Before that, he was a Vice President for Merrill

Lynch Capital and a Principal for Bank of America. Mr. Hanson received a bachelor’s degree from Colby College and an M.B.A. from Babson College’s Franklin W. Olin School of Business.

Jeremy (Jez) Langhorn was appointed by the Board of Directors of our general partner to serve as the Chief Human Resources Officer of Global Partners LP, commencing April 2021. Mr. Langhorn leads the strategic Human Resources agenda to develop and implement talent, organization and culture strategies to support our employees and accelerate the growth of the business. Between 1983 and April 2021, Mr. Langhorn held various Operational and HR roles with McDonald’s Corporation in the UK, Northern Europe, and the United States before finally serving as Corporate Vice President of HR for McDonald’s Global business. In this role, he supported all global business functions, leadership teams in the United States and operating business units in Europe, Latin America, the Middle East, Asia and Japan. Mr. Langhorn has built a reputation for driving strategic transformation and building employee engagement across diverse geographies and employee populations. He is a member of the Society for Human Resource Management, a Fellow of the Chartered Institute of Personnel and Development and a Fellow of The Royal Society for Arts, Manufactures & Commerce.

Matthew Spencer was appointed by the Board of Directors of our general partner to serve as the Chief Accounting Officer of Global Partners LP commencing January 1, 2018. Mr. Spencer served as Controller of the general partner from September 2012 through December 2017. Mr. Spencer joined the Partnership from SharkNinja Operating LLC (formerly Euro-Pro Operating LLC), where he served as Assistant Controller. Prior to that, he was a Senior Manager at Ernst & Young LLP.

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

Jaime Pereira was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in October 2021. Mr. Pereira was appointed as the chair of the Audit Committee as of January 1, 2022. Mr. Pereira has over forty years of accounting and advisory experience working with a wide variety of domestic and international, public and private companies, including serving as a partner at international accounting firm Ernst & Young LLP for 20 years. At Ernst & Young, Mr. Pereira was responsible for the Consumer Products practice in the Northeast Region and was the coordinating partner for Global Partners LP and other clients such as Bruker Corporation and Au Bon Pain. Mr. Pereira has been a member of the American Institute of Certified Public Accountants, and he currently serves on the Boards of Roche Bros. Supermarkets Co. and Civic Capital Group LLC. Mr. Pereira is a graduate of the University of Massachusetts Amherst and presently serves on the Business Advisory Council for the Isenberg School of Management.

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

Robert W. Owens was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in October 2020. On January 1, 2022, he was designated chair of the compensation committee. He has more than 40 years of experience in the energy industry. He served as President and Chief Executive Officer of Sunoco LP (“Sunoco”) from 2012 until his retirement in 2017, and as a member of the board of directors of Sunoco from 2014 through 2018. Mr. Owens helped successfully grow Sunoco through a series of strategic transactions, including the acquisition of Susser Holdings Corporation. Prior to joining Sunoco in 1997, he served in executive roles for Ultramar Diamond Shamrock Corporation, Amerada Hess Corporation and Mobil Oil Corporation. Mr. Owens served as a member of the board of directors of Philadelphia Energy Solutions, Inc. (“PES”) from 2012 through the sales of the PES refinery to Hilco Redevelopment Partners in June 2020. Mr. Owens’ executive leadership experience and governance expertise, built over more than four decades in diverse aspects of the energy industry, make him well qualified to serve as a director of our general partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2021, with the exception of (i) three Form 3s filed on behalf of Gregory B. Hanson, Jeremy Langhorn and Jaime Pereira due to delays in obtaining SEC codes for these reporting persons, and (ii) one Form 4 filed on behalf of Eric Slifka with respect to a transfer of common units from a non-reporting person into certain family trusts for which Mr. Slifka serves as trustee.

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

Corporate Governance Matters

The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2021.

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

Our “named executive officers” include (i) Mr. Eric Slifka, our Chief Executive Officer (“CEO”); (ii) Mr. Gregory B. Hanson, our Chief Financial Officer (“CFO”) and Ms. Daphne H. Foster, our former CFO; (iii) the three most highly compensated executive officers of our general partner other than our CEO and CFO during 2021, who were Mr. Mark A. Romaine, our Chief Operating Officer (“COO”), Mr. Jeremy (Jez) Langhorn, our Chief Human Resources Officer and Mr. Matthew Spencer, our Chief Accounting Officer; and (iv) two former executive officers of our general partner who were not serving at the end of calendar year 2021, Mr. Edward J. Faneuil, our former Executive Vice President, General Counsel and Secretary, and Andrew Slifka, our former Executive Vice President and President of GDSO Division. Each of our named executive officers had an employment agreement with our general partner during 2021.

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

Compensation Methodology

Our general partner uses a third-party compensation consultant to study and supply market compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans and arrangements. The Compensation Committee retained BDO USA, LLP (“BDO”) as its outside compensation consultant for 2021.

Under our executive compensation structure, our goal is for our named executive officers’ total compensation to fall between the median (50th percentile) and 75th percentile of competitive total compensation levels, as identified by BDO's benchmarking results, following any adjustments made to marketplace pay levels in order to account for significant responsibilities that are assigned to our named executive officers and that exceed the scope of responsibilities generally associated with the external benchmark positions to which they are compared. Overall Partnership performance and individual performance may cause the targeted compensation levels to be adjusted up or down accordingly.

BDO worked with the Compensation Committee in 2021 to (i) review and update our reference group of peer companies for performance assessment purposes; (ii) help determine compensation ranges and award opportunities for each of our named executive officer positions; (iii) review and consider the design of, create the payment grid for, and update performance targets and related award levels for our named executive officers under, our general partner’s short-term incentive plan (the “STIP”) for 2021; (iv) assist with updated information for new three-year employment agreements for our named executive officers; (v) assist with compensation information related to the 2021 Form 10-K and support discussions between the Compensation Committee and our CEO; (vi) brief new Compensation Committee members with respect to the details, philosophy and methodology of our compensation program and (vii) assist with determination of compensation for independent directors. The plan design of our 2021 STIP, which is comprised of a 50% performance-based component and a 50% discretionary component, is the same as that of our 2020 STIP, except for adjustments to the individual performance target levels thereunder.

During 2020, BDO worked with the Compensation Committee to (i) review and update our reference group of peer companies for performance assessment purposes; (ii) help determine compensation ranges and award opportunities for each of our named executive officer positions; (iii) review and consider the design of, create the payment grid for, and update performance targets and related award levels for our named executive officers under, our general partner’s STIP for 2020; (iv) update levels of compensation for our independent board members based on peer group review; (v) assist with compensation information related to the 2020 Form 10-K and support discussions between the Compensation Committee and our CEO; and (iv) brief new Compensation Committee members with respect to the details, philosophy and methodology of our compensation program.

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

The elements of the 2021 executive officer compensation of our general partner were base salaries, discretionary bonuses, short-term incentive awards, long-term cash incentive awards, retirement, deferred compensation and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

A description of the components of the compensation program and principles used to guide their administration appears below:

Base Salaries

Each named executive officer’s base salary is a fixed component of compensation for each year. Base salary is designed to compensate executives for the responsibility of the level of the position they hold and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). Historically, the base salaries for our named executive officers with employment agreements have been set by the terms of their respective employment agreements in effect from time to time while the base salary for the named executive officer without an employment agreement has been set in accordance with our CEO’s recommendation, using salary range information from BDO, and as approved by the Compensation Committee. The annualized base salaries in effect as of the end of 2021 for our named executive officers were as follows: $1,000,000 for Mr. Eric Slifka, $575,000 for Mr. Romaine; $400,000 for Mr. Hanson; $475,000 for Mr. Langhorn and $300,000 for Mr. Spencer.

Short-Term Incentive Plans

Our general partner established a cash bonus pool for 2021 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner’s 2021 STIP included a performance-based component, for which 50% of the cash bonus pool was available (the “STIP Performance Component”), and a discretionary component, for which the other 50% of the cash bonus pool was available (the “STIP Discretionary Component”). Incentive awards earned under the 2021 STIP were based on the Partnership’s actual performance in relation to a specified objective for distributable cash flow established by the Compensation Committee in March 2021 (the “DCF objective”). Under the 2021 STIP, for purposes of determining whether a specified target was achieved, “distributable cash flow” (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures (“DCF”), as adjusted by the Compensation Committee in its discretion to account for unusual, one-time factors that occurred during the year and could have increased or decreased DCF. DCF is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Part II, Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations.”

Under the 2021 STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of his or her base salary. The 2021 incentive target values were: 100% (or $1,000,000) for Mr. Eric Slifka; 100% (or $575,000) for Mr. Romaine; 75% (or $300,000) for Mr. Hanson; 100% (or $475,000) for Mr. Langhorn; 100% (or $300,000) for Mr. Spencer; 100% (or $500,000) for Ms. Foster; 100% (or $500,000) for Mr. Faneuil; and 100% (or $475,000) for Mr. Andrew Slifka. 50% of the incentive target value for each named executive officer was allocated to his or her STIP Performance Component and 50% was allocated to his or her STIP Discretionary Component.

STIP Performance Component (50% of the incentive target value).—Under the terms of the 2021 STIP, 100% of the STIP Performance Component is earned when the DCF objective is achieved. However, the 2021 STIP also provides for an increased payout under the STIP Performance Component when the DCF objective is exceeded, a reduced payout under the STIP Performance Component when the DCF objective is not achieved but exceeds a certain DCF minimum threshold, and no payout if the STIP Performance Component minimum threshold is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the 2021 STIP was established. In general, DCF must exceed a minimum of 80% of the DCF objective before participants earn any portion of the STIP Performance Component. Under the 2021 STIP, a participant’s incentive opportunity increases to a maximum of 200% of the STIP Performance Component at 120% of the DCF objective and is determined on a quantitative basis solely based on the Partnership’s actual DCF for 2021. In 2021, the Partnership achieved DCF of $120,900,000 million, or 120.9% of the DCF objective set by the Compensation Committee for 2021. Accordingly, our named executive officers who held their positions as of December 31, 2021 were entitled to receive 200% of their respective STIP Performance Components, specifically as follows: $1,000,000 for Mr. Eric Slifka; $575,000 for Mr. Romaine; $200,000 for Mr. Hanson; $332,500 for Mr. Langhorn; and $300,000 for Mr. Spencer. Ms. Foster and Messrs. Faneuil and Andrew Slifka were not entitled to receive their STIP Performance Components due to the termination of their employment during 2021. For Mr. Hanson, the amount of the award under the STIP Performance Component was calculated based on his base salary (as opposed to his STIP target) and prorated to account for the partial year for which he held the positions of Treasurer and Chief Financial Officer. For Mr. Langhorn, the amount of the award under the STIP Performance Component was prorated for the partial year for which he held his position.

STIP Discretionary Component (50% of the incentive target value).—The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to analyze other factors that it may elect to use for determining the STIP Discretionary Component. Such factors may include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us, management of our business in the face of adverse market conditions and, as may be applicable, the contributions of any or all of the named executive officers. Mr. Eric Slifka’s evaluation of our named executive officers’ performance in 2021 included the recognition that their individual and collective performances were excellent, especially in light of the day-to-day operational and procedural changes that were required in response to the COVID-19 pandemic including, without limitation, emphasizing teamwork across departments and enhancing communications to facilitate working remotely. Mr. Slifka also applauded our named executive officers’ continuing efforts to position us to realize the benefits of a downstream integrated model, working together to expand the use of our terminals and logistics capabilities, take advantage of market opportunities, and tighten operations while reducing leverage, continuing to ensure ample liquidity, generating sufficient cash flow to cover our distributions, and maintaining flexibility to invest in assets fundamental to our growth objectives.

In considering whether, and in what amount(s), to grant any or all of our named executive officers 2021 STIP Discretionary Component awards, the Compensation Committee recognized that our business performance in 2021 was strong, with our leadership team successfully managing external challenges and fulfilling many important initiatives. The Compensation Committee noted that our named executive officers individually and collectively have continued to effectively oversee development of activities and staffing consistent with our strategies and growth objectives, and that they encourage the identification of and response to new opportunities as they arise. The following initiatives were undertaken by us under the leadership of Mr. Eric Slifka and executed by our named executive officers to strategically continue to strengthen our balance sheet and enhance our liquidity in light of the uncertainties surrounding the COVID-19 pandemic and in order to be in a position to invest in opportunities fundamental to our growth strategy. Our 2021 initiatives included:

●	We continued our COVID-19 protocols which enabled us to keep our gasoline stations, convenience stores and terminals open without significant interruption, and implemented new cross-functional communication channels that allowed us to exploit interdepartmental synergies.
●	On March 24, 2021, we issued 3,000,000 of our 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units pursuant to an Underwriting Agreement dated as of March 17, 2021, the proceeds of which were used to reduce indebtedness under our credit agreement.
●	On May 5, 2021, we amended our credit agreement to, among other things, (i) increase the commitment under the working capital revolving credit facility to $800.0 million and the commitment under the revolving credit facility to $450.0 million; (ii) extend the maturity date to May 6, 2024; and (iii) decrease the applicable rate under the working capital credit facility by 0.125%.
●	On June 7, 2021, we entered into an asset purchase agreement to expand by acquiring retail gasoline and convenience store assets from Sherman V. Allen, Inc. and its affiliates. The acquisition closed on August 10, 2021 and included 13 company operated convenience stores and commissioned agent locations in Vermont, New Hampshire, Massachusetts and New York.
●	On September 24, 2021, we entered into an asset purchase agreement to expand by acquiring retail gasoline and convenience store assets from Miller Oil Co., Inc. and its affiliates. The acquisition closed on February 1, 2022 and included 21 company operated Miller’s Neighborhood Market convenience stores and 2 owned or leased fuel sites, all located in Virginia and 34 fuel supply-only sites located in Virginia and North Carolina.
●	On November 24, 2021, we entered into a purchase and sale agreement to sell our terminal located in Boston Harbor in Revere, Massachusetts for a purchase price of $150.0 million in cash which is estimated to result in the realization by the Partnership of proceeds in excess of $100.0 million.
●	On November 29, 2021, we exercised the accordion feature under our credit agreement to increase the commitment under the working capital revolving credit facility by $100.0 million to $900.0 million.
●	In December 2021, we entered into a consent decree with the United States Federal Trade Commission to clear the way for the purchase of convenience store and gas station assets from Jetway Corporation and its subsidiaries, Wheels of CT, Inc. and Consumers Petroleum of Connecticut, Inc., pursuant to a Purchase and Sale Agreement date December 9, 2020. The acquisition closed on January 25, 2022 and included 27 company operated convenience stores and gas stations and 24 supply only gas stations.
●	We conducted extensive internal and external searches to appoint 4 new executives over the last 12 months–Chief Financial Officer, Chief Legal Officer, Chief Information Officer and Chief Human Resources Officer.
●	To support the hiring and retention of great people across our Retail, Terminal and Corporate businesses, we appointed a Head of Diversity, Equity and Inclusion and adopted a 3-year DEI strategy.
●	Continuing commitment to invest in our infrastructure.
●	Ongoing divestiture of non-strategic assets.

Taking into account Mr. Eric Slifka’s assessment, the Partnership’s results of operations for 2021, as well as the Compensation Committee’s review of the individual performance of each of our named executive officers in 2021, the Compensation Committee awarded our named executive officers 200% of their respective STIP Discretionary Components for 2021, specifically as follows: specifically as follows: $1,000,000 for Mr. Eric Slifka; $575,000 for

Mr. Romaine; $200,000 for Mr. Hanson; $332,500 for Mr. Langhorn; and $300,000 for Mr. Spencer. For Mr. Hanson, the amount of the award under the STIP Discretionary Component was calculated based on his base salary (as opposed to his STIP target) and prorated to account for the partial year for which he held the positions of Treasurer and Chief Financial Officer. For Mr. Langhorn, the amount of the award under the STIP Discretionary Component was prorated for the partial year for which he held his position.

In addition, the Compensation Committee paid a discretionary amount equal to $1,000,000 under the 2021 STIP to each of Mr. Faneuil and Ms. Foster in light of their service during 2021 prior to the termination of their employment.

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

The Compensation Committee did not award any discretionary bonus payments under this program in respect of our named executive officers’ service during 2021 or 2019. The Compensation Committee awarded Messrs. Eric Slifka, Romaine and Faneuil, Ms. Foster and Messrs. Hanson and Spencer discretionary bonuses in the amounts of $986,000, $569,000, $495,000, $495,000, $250,000 and $200,000, respectively, in respect of their service during 2020.

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

On October 22, 2021, the board of directors of our general partner granted awards under the LTCIP to our named executive officers (each, a “2021 LTCIP Award”) in the following amounts: $3,500,000 for Mr. Eric Slifka; $1,300,000 for Mr. Romaine; and $600,000 for Mr. Spencer. Each 2021 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vests on July 10, 2023, 33.3% of the award vests on July 10, 2024 and 33.3% of the award vests on July 10, 2025, subject to each named executive officer’s continued employment through such vesting dates.

On August 25, 2020, the board of directors of our general partner granted awards under the LTCIP to our named executive officers (each, a “2020 LTCIP Award”) in the following amounts: $3,300,000 for Mr. Eric Slifka; $1,200,000 for Mr. Romaine; $400,000 for Mr. Spencer; $1,050,000 for Mr. Faneuil; and $1,050,000 for Ms. Foster. Each 2020 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vests on September 25, 2022, 33.3% of the award vests on September 25, 2023 and 33.3% of the award vests on September 25, 2024, subject to each named executive officer’s continued employment through such vesting dates.

On August 7, 2019, the board of directors of our general partner granted awards under the LTCIP to our named executive officers (each, a “2019 LTCIP Award”) in the following amounts: $1,200,000 for Mr. Eric Slifka; $1,000,000 for Mr. Romaine; $275,000 for Mr. Spencer; $850,000 for Mr. Faneuil; and $850,000 for Ms. Foster. Each 2019 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vested on August 10, 2021, 33.3% of the award vests on August 10, 2022 and 33.3% of the award vests on August 10, 2023, subject to each named executive officer’s continued employment through such vesting dates.

Long-Term Performance-Based Cash Incentive Plan Awards for Mr. Eric Slifka—Mr. Eric Slifka’s prior employment agreement with our general partner that was in effect during 2018 and January 2019 included a provision for a long-term performance-based cash incentive plan covering the period from March 29, 2018 through March 29, 2019 (the “2018 Long-Term Performance-Based Cash Incentive Plan”). The 2018 Long-Term Performance-Based Cash Incentive Plan was designed with two separate components: 50% of the award is based upon the Partnership’s total unitholder (or shareholder) return (“TSR”), as compared against the TSRs of the individual entities comprising two groups of constituent companies (the “Constituent Companies”), for a defined twelve month period of time, and 50% of the award is discretionary, as determined by the Compensation Committee based upon its evaluation of the Mr. Eric Slifka’s performance and such external factors as the Compensation Committee deems appropriate. On April 12, 2019, the Compensation Committee determined that Mr. Eric Slifka earned $2,025,000 under the performance component and $675,000 under the discretionary component, for a total award of $2,700,000. The first of two equal installments of amounts earned pursuant to the 2018 Long-Term Performance-Based Cash Incentive Plan was paid in January 2020; the second such installment was paid in February 2021.

Long-Term Equity Incentive Awards

2017 Phantom Unit Awards.—On August 16, 2017, the Compensation Committee approved the grant of phantom unit awards (collectively, the “2017 Phantom Unit Awards”) pursuant to phantom unit award agreements (each, a “Phantom Unit Agreement”) under the Global Partners LP Long-Term Incentive Plan (as amended from time to time, the “LTIP”) to each of our named executive officers who had an employment agreement with us during 2017. Each 2017 Phantom Unit Award is subject to the following vesting schedule: 25% of the phantom units subject to such award vested on August 1, 2020, 35% of the phantom units subject to such award vested on August 1, 2021 and 40% of the phantom units subject to such award will vest on August 1, 2022.

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

Pension Benefits

Each of our named executive officers, other than Messrs. Hanson, Langhorn and Spencer, is eligible to participate in our general partner's pension plan in accordance with our general partner’s policies and on the same general basis as other employees of our general partner. Under our general partner’s pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or, if earlier, upon termination due to death or disability. Please read “Other Benefits—Pension Benefits” for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the pension plan. Our general partner’s pension plan was frozen on December 31, 2009.

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

Employment Agreements

Our CEO, Mr. Eric Slifka, entered into a new two-year, eleven-month employment agreement with our general partner effective as of February 1, 2019, the term of which was extended by its terms until April 15, 2022 to allow for finalization of new short-term and long-term incentive payment plans. Each of Messrs. Romaine and Spencer entered into a new three-year employment agreement with our general partner effective as of January 1, 2019, the term of each of which was extended by its terms until April 15, 2022 to allow for finalization of new short-term and long-term incentive payment plans. Each of Messrs. Faneuil and Andrew Slifka and Ms. Foster also entered into a new three-year employment agreement with our general partner effective as of January 1, 2019, except that such agreements were terminated upon the termination of their employment during 2021. Mr. Faneuil terminated employment as a result of his death on May 17, 2021. Ms. Foster terminated employment as a result of her retirement on August 31, 2021. Mr. Andrew Slifka terminated employment as a result of his resignation on September 27, 2021. Mr. Langhorn entered into an eight-month employment agreement with our general partner effective as of April 19, 2021, the term of which was extended by its terms until April 15, 2022 to allow for finalization of new short-term and long-term incentive payment plans. Mr. Hanson entered into a new three-month employment agreement with our general partner effective as of September 1, 2021, the term of which was extended by amendment date as of December 31, 2021 until the earlier of (i) the date of execution of a mutually agreeable new 2022 employment agreement and (ii) April 15, 2022. We believe that the post-termination and change in control payments in the employment agreements allowed our named executive officers to focus on making business decisions that maximized our interests and the interests of our unitholders without allowing personal considerations to influence the decision-making process. Please read “Potential Payments upon Termination or Change of Control” for a discussion of the provisions in each employment agreement relating to termination, change in control and related payment obligations.

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

Robert W. Owens (Chair)

John T. Hailer

Robert J. McCool
Jaime Pereira
February 24, 2022

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of Robert J. McCool, Robert W. Owens, John T. Hailer and Jaime Pereira. Kenneth I. Watchmaker was a member of the Compensation Committee from the formation of Global GP LLC until his retirement from the board of directors of our general partner effective December 31, 2021. Jaime Pereira was appointed to the board of directors of our general partner and became a member of the Compensation Committee effective October 25, 2021. None of the members of the Compensation Committee are officers or employees of our general partner or any of its affiliates. Mr. Richard Slifka has served as Chairman of our general partner’s board of directors since March 12, 2014 and previously served as Vice-Chairman of our general partner’s board of directors since its inception. Mr. Eric Slifka has served as Vice-Chairman of our general partner’s board of directors since March 12, 2014.

Compensation of Named Executive Officers

The following table sets forth certain information with respect to compensation during 2021, 2020 and 2019 of our named executive officers.

					Change in
					Pension Value
					and Deferred
				Non‑Equity	Nonqualified
				Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Compensation	Earnings	Compensation	Total
Position	Year	($) (4)	($) (5)	($) (6)	($) (7)	($) (8)(9)(10)(11)(12)	($)
Eric Slifka	2021	1,000,000	—	5,500,000	—	92,919	6,592,919
President and CEO	2020	1,000,000	986,000	3,350,000	123,562	109,241	5,568,803
	2019	1,000,000	—	599,150	164,449	100,008	1,863,607
Gregory B. Hanson	2021	292,468	250,000	400,000	—	42,634	985,102
Chief Financial Officer
Mark A. Romaine	2021	575,000	—	2,450,000	2,286	42,455	3,069,741
Chief Operating Officer	2020	575,000	569,000	1,150,000	52,463	40,951	2,387,414
	2019	575,000	—	344,511	68,892	39,409	1,027,812
Matthew Spencer	2021	300,000	—	600,000	—	48,655	948,655
Chief Accounting Officer	2020	275,000	200,000	400,000	—	48,573	923,573
	2019	275,000	—	119,830	—	50,321	445,151
Jez Langhorn	2021	334,659	—	665,000	—	243,227	1,242,886
Chief Human Resources Officer
Daphne H. Foster (1)	2021	375,961	—	—	785	4,711,973	5,088,719
Former Chief Financial Officer	2020	500,000	495,000	1,000,000	5,713	25,305	2,026,018
	2019	500,000	—	299,575	8,065	25,105	832,745
Edward J. Faneuil (2)	2021	208,333	—	—	47,358	7,769,657	8,025,348
Former EVP, General Counsel	2020	500,000	495,000	1,000,000	61,410	53,468	2,109,878
and Secretary	2019	500,000	—	299,575	80,950	48,208	928,733
Andrew Slifka (3)	2021	405,578	—	—	8,086	94,463	508,127
Former EVP and President of	2020	475,000	335,000	670,000	62,300	67,582	1,609,882
GDSO Division	2019	475,000	—	200,715	84,100	62,522	822,337
(1)	Ms. Foster ceased to serve as Chief Financial Officer as a result of her retirement on August 31, 2021.
(2)	Mr. Faneuil ceased to serve as EVP, General Counsel and Secretary as a result of his death on May 17, 2021.
(3)	Mr. Andrew Slifka ceased to serve as EVP and President of GDSO Division as a result of his resignation on September 27, 2021.
(4)	Amounts reported in this column reflect the base salary earned by our named executive officers for services performed during the applicable fiscal year.
(5)	In 2021, Messrs. Eric Slifka, Romaine and Faneuil, Ms. Foster and Messrs. Hanson and Spencer were paid discretionary bonuses of $986,000, $569,000, $495,000, $495,000, $250,000 and $200,000, respectively, for services performed during 2020. No discretionary bonuses were paid to our named executive officers for services performed during 2021 or 2019.

(6)	Amounts reported in this column reflect the bonuses paid to each of the named executive officers for services performed during 2021, 2020 and 2019, which were determined in accordance with our general partner’s Short-Term Incentive Plans described above under “Elements of Compensation—Short-Term Incentive Plans.” For Mr. Hanson, the amount of the award under the 2021 STIP was calculated based on his base salary (as opposed to his STIP target) and prorated to account for the partial year for which he held the positions of Treasurer and Chief Financial Officer. For Mr. Langhorn, the amount of the award under the 2021 STIP was prorated for the partial year for which he held his position. For Mr. Eric Slifka, the amount shown includes equal installments of $1,350,000 that were paid in January 2020 and February 2021, respectively, following the satisfaction of the vesting condition applicable to his award granted under the 2018 Long-Term Performance-Based Cash Incentive Plan. For more information, see “Elements of Compensation—Long-Term Cash Incentive Awards—Long-Term Performance-Based Cash Incentive Plan Awards for Mr. Eric Slifka.” For the avoidance of doubt, note that the amounts reported in this column do not reflect the grant date fair value of bonuses or non-equity incentive plan compensation granted to the named executive officers in respect of service during 2021, 2020 or 2019. The grant date fair values of bonuses and non-equity incentive plan compensation granted to the named executive officers in respect of service during 2021, 2020 and 2019 are described below under “Pro-Forma Disclosure Table.”
(7)	Messrs. Hanson, Langhorn and Spencer are not eligible to participate in our general partner’s pension plan because it was frozen prior to their commencement of employment with us.
(8)	With respect to Mr. Eric Slifka, “All Other Compensation” for the years ended December 31, 2021, 2020 and 2019 includes, among other things, (a) club membership dues, and (b) professional financial planning and tax advice fees, paid by us in the amounts of $23,518 and $26,700, respectively, for 2021; $20,814 and $33,550, respectively, for 2020; and $31,200 and $25,427, respectively, for 2019. The amounts in this column for 2021 are described further in the All Other Compensation table below.
(9)	With respect to Mr. Langhorn, “All Other Compensation” for 2021 includes payment of $219,612 for relocation expenses.
(10)	With respect to Ms. Foster, “All Other Compensation” for 2021 includes (a) a $2,810,000 bonus awarded to Ms. Foster by the Compensation Committee in recognition of her years of service to the Partnership and (b) a $1,750,000 bonus awarded to Ms. Foster by the Compensation Committee in lieu of long-term cash incentive awards under the LTCIP for calendar years 2020 and 2021.
(11)	With respect to Mr. Faneuil, “All Other Compensation” for 2021 includes (a) severance payments made pursuant to his employment agreement upon termination of his employment due to death, including (i) a lump sum payment equal to 200% of his then base salary ($1,000,000), plus (ii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan ($1,000,000), plus (iii) acceleration of vesting of his cash interests in certain long-term incentive plans ($3,670,389), plus (iv) group health and similar insurance premiums on behalf of him and his spouse and dependents for 18 months following the date of termination ($15,696); (b) a $1,500,000 bonus awarded to Mr. Faneuil by the Compensation Committee in recognition of his years of service to the Partnership; (c) a $1,500,000 bonus awarded to Mr. Faneuil by the Compensation Committee in lieu of long-term cash incentive awards under the LTCIP for calendar year 2020 and 2021; and (d) base salary for accrued but not taken days of paid time off in the amount of $75,099.
(12)	With respect to Mr. Andrew Slifka, “All Other Compensation” for 2021 includes, among other things, (a) professional financial planning and tax advice fees, paid by us in the amount of $20,741and (b) base salary for accrued but not taken days of paid time off in the amount of $34,422.

Pro-Forma Disclosure Table

The Pro-Forma Disclosure Table below reflects the value of compensation granted to Messrs. Eric Slifka, Romaine and Spencer as of the end of 2021 in respect of service during 2021, 2020 and 2019. While not required by the SEC’s executive compensation disclosure rules, we believe this optional disclosure is relevant and helpful for unitholders to understand our executive compensation structure in more detail.

						Change in
						Pension Value
						and Deferred
				Short-Term	Long-Term	Nonqualified
				Incentive	Incentive	Compensation	All Other
		Salary	Bonus	Cash Awards	Cash Awards	Earnings	Compensation	Total
Name	Year	($)	($) (1)	($) (2)	($) (3)	($)	($)	($)(4)
Eric Slifka	2021	1,000,000	—	2,000,000	—	—	92,919	3,092,919
	2020	1,000,000	986,000	2,000,000	3,500,000	123,562	109,241	7,718,803
	2019	1,000,000	—	599,150	3,300,000	164,449	100,008	5,163,607
Mark A. Romaine	2021	575,000	—	1,150,000	—	2,286	42,455	1,769,741
	2020	575,000	569,000	1,150,000	1,300,000	52,463	40,951	3,687,414
	2019	575,000	—	344,511	1,200,000	68,892	39,409	2,227,812
Matthew Spencer	2021	300,000	—	600,000	—	—	48,655	948,655
	2020	275,000	200,000	400,000	600,000	—	48,573	1,523,573
	2019	275,000	—	119,830	400,000	—	50,321	845,151
(1)	In 2021, Messrs. Eric Slifka, Romaine and Mr. Spencer were paid discretionary bonuses of $986,000, $569,000 and $200,000, respectively, for services performed during 2020. No discretionary bonuses were paid to our named executive officers for services performed during 2021 or 2019.
(2)	Amounts reported in this column reflect the grant date fair value of the short-term cash incentive awards granted during the applicable year for service during the applicable year under our general partner’s Short-Term Incentive Plans, which are described above under “Elements of Compensation—Short-Term Incentive Plans.”
(3)	Amounts reported in this column reflect the grant date fair value of the long-term cash incentive awards granted in respect of service during the applicable year under the LTCIP and, with respect to Mr. Eric Slifka, the 2018 Long-Term Performance-Based Cash Incentive Plan contained in Mr. Eric Slifka’s prior employment agreement with our general partner that was in effect during 2018 and January 2019. See the section above titled “Elements of Compensation—Long-Term Cash Incentive Awards” for more information.
(4)	Amounts reported in this table do not include the value of any unit awards or long-term incentive cash awards granted in respect of service during 2021 as long-term incentive awards are not expected to be granted, if applicable, until after this Annual Report on Form 10-K for the year ended December 31, 2021 is filed. The value of such compensation will be disclosed in a Pro-Forma Disclosure Table contained in a future Annual Report on Form 10-K.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table for the fiscal year ended December 31, 2021:

		Club Membership Dues,
	Employer	Legal Fees and
	Contributions to	Professional	Personal
	Global 401(k)	Financial Planning and	Benefits	Total All Other
Name	Plan ($)	Tax Advice Fees ($)	($) (1)(2)(3)(4)(5)	Compensation ($)
Eric Slifka	3,333	53,061	36,525	92,919
Gregory B. Hanson	11,400	—	31,234	42,634
Mark A. Romaine	11,400	—	31,055	42,455
Matthew Spencer	15,700	—	32,955	48,655
Jez Langhorn	3,166	—	240,061	243,227
Daphne H. Foster	11,400	—	4,700,573	4,711,973
Edward J. Faneuil	11,400	8,923	7,749,334	7,769,657
Andrew Slifka	11,400	24,150	58,913	94,463
(1)	The amounts in this column include the estimated incremental cost of an automobile provided by us for the named executive officer’s use; medical and dental premiums (or opt-out payments for declining coverage under our group healthcare policies) paid by us; and life insurance and long-term disability premiums paid by us.
(2)	With respect to Mr. Langhorn, “Personal Benefits” for 2021 includes payment of $219,612 for relocation expenses, as described in footnote 9 to the table titled “Compensation of Named Executive Officers.”
(3)	With respect to Ms. Foster, “Personal Benefits” includes the amounts described in footnote 10 to the table titled “Compensation of Named Executive Officers.”
(4)	With respect to Mr. Faneuil, “Personal Benefits” includes the amounts described in footnote 11 to the table titled “Compensation of Named Executive Officers.”
(5)	With respect to Mr. Andrew Slifka, “Personal Benefits” includes the amounts described in footnote 12 to the table titled “Compensation of Named Executive Officers.”

Grants of Plan-Based Awards

The following table sets forth the minimum threshold, target and maximum possible payout amounts, depending upon our financial performance in 2021, with respect to the short-term cash incentive awards granted during 2021 to our named executive officers under the STIP. With respect to the long-term cash incentive awards granted during 2021 to our named executive officers under the LTCIP, we use competitive benchmark information developed by BDO and take into account our performance, the applicable named executive officer’s performance and other compensation earned by such named executive officer in 2021 to determine an award amount that may be earned by each named executive officer without reference to “threshold”, “target” or “maximum” amounts.

		Estimated Possible Payouts Under
		Non-Equity Incentive Plan Awards (1)(2)(3)
		Minimum
Name	Award Type	Threshold ($)	Target ($)	Maximum ($)
Eric Slifka	STIP	100,000	1,000,000	2,000,000
	LTCIP	—	—	—
Gregory B. Hanson	STIP	50,000	300,000	600,000
	LTCIP	—	—	—
Mark A. Romaine	STIP	57,500	300,000	600,000
	LTCIP	—	—	—
Matthew Spencer	STIP	30,000	300,000	600,000
	LTCIP	—	—	—
Jez Langhorn	STIP	47,500	475,000	950,000
	LTCIP	—	—	—
Daphne H. Foster (3)	STIP	50,000	500,000	1,000,000
	LTCIP	—	—	—
Edward J. Faneuil (3)	STIP	50,000	500,000	1,000,000
	LTCIP	—	—	—
Andrew Slifka (3)	STIP	47,500	475,000	950,000
	LTCIP	—	—	—
(1)	For calendar year 2021, each named executive officer’s 2020 STIP award consisted of the STIP Performance Component (weighted 50%) and the STIP Discretionary Component (weighted 50%). Amounts shown represent the “threshold,” “target” and “maximum” amounts payable under the STIP awards. On February 24, 2022, the Compensation Committee determined that two hundred percent (200%) of the STIP Performance Component and two hundred percent (200%) of the STIP Discretionary Component were earned by the named executive officers for calendar year 2021. Actual payout of the STIP awards (the Performance Component and the Discretionary Component) for calendar year 2021 is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(2)	For each named executive officer who was granted a 2021 LTCIP Award, 33.4% of such award vests on July 10, 2023, another 33.3% of such award vests on July 10, 2024 and the final 33.3% of such award vests on July 10, 2025.
(3)	Ms. Foster and Mr. Andrew Slifka forfeited the awards shown upon the termination of their employment during 2021. Mr. Faneuil’s awards were accelerated in accordance with the provisions of his 2019 employment agreement, as confirmed by the Compensation Committee.

Outstanding Equity Awards at Fiscal Year End

The following table presents the full amount of the equity awards held by our named executive officers as of December 31, 2021, which consist solely of phantom units granted under the LTIP. The awards shown on the table below were the only equity awards held by the named executive officers at the end of the last fiscal year:

		Unit Awards
		Number of	Market Value of
		Units That Have	Units That Have
Name	Grant Date	Not Vested (#)	Not Vested ($) (2)
Eric Slifka	August 16, 2017 (1)	65,512	1,538,877
Gregory B. Hanson	August 16, 2017 (1)	2,388	56,094
Mark A. Romaine	August 16, 2017 (1)	25,365	595,824
Matthew Spencer	August 16, 2017 (1)	4,775	112,165
Jez Langhorn	—	—	—
Daphne H. Foster	—	—	—
Edward J. Faneuil	—	—	—
Andrew Slifka	—	—	—
(1)	The phantom units granted on August 16, 2017 vest over a five-year period, with 25% of the award having vested on August 1, 2020, 35% of the award having vested on August 1, 2021 and the final 40% of the award scheduled to vest on August 1, 2022.
(2)	The market values of the phantom unit awards shown in the table above were calculated based on the closing price of $23.49 per common unit on December 31, 2021.

Units Vested in the 2021 Fiscal Year

The following table presents phantom units awarded to the named executive officers that vested during the year ended December 31, 2021:

	Unit Awards
	Number of	Market Value of
	Vested	Vested
Name	Phantom Units (#)	Phantom Units ($)
Eric Slifka (1)	57,323	1,536,830
Gregory B. Hanson	2,090	56,029
Mark A. Romaine (1)	22,196	595,075
Matthew Spencer (1)	4,180	112,066
Jez Langhorn	—	—
Daphne H. Foster	18,850	505,369
Edward J. Faneuil (1)(2)	38,060	1,020,389
Andrew Slifka	12,016	322,149
(1)	The market values of these phantom units shown in the table above were calculated based on the closing price of $26.81 per common unit on July 30, 2021, which was the last day on which the market was open immediately prior to the vesting date of such phantom units.
(2)	The phantom units held by Mr. Faneuil vested at the time of his death pursuant to his employment agreement.

Potential Payments upon a Change of Control or Termination

The following tables show potential payments to each of our named executive officers under contracts, agreements, plans or arrangements, whether written or unwritten (including the employment agreements with each of our named executive officers that were in effect as of December 31, 2021), for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2021 termination date. In addition, amounts reflected in the tables below with respect to LTIP awards were calculated based on the closing price of our common units of $23.49 per unit as of December 31, 2021.

LTIP Awards. Upon a change of control event, all outstanding phantom units held by our named executive officers that have not otherwise vested automatically will become fully vested, which is reflected appropriately in the tables below.

LTCIP Awards. Certain of our named executive officers were granted a 2021 LTCIP Award, a 2020 LTCIP Award, and a 2019 LTCIP Award under the LTCIP. Upon a change of control event, the unvested portion of each of the LTCIP Awards held by our named executive officers will become fully vested, which is reflected in the tables below.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Eric Slifka
Severance Amount	—	4,000,000	4,000,000	4,000,000	6,000,000	2,500,000
LTIP awards	1,538,877	1,538,877	1,538,877	1,538,877	1,538,877	—
LTCIP award	7,599,200	7,599,200	7,599,200	7,599,200	7,599,200	—
Fringe benefits	—	59,085	59,085	59,085	59,085	—
Life insurance benefits	—	500,000	—	—	—	—
Total	9,138,077	13,697,162	13,197,162	13,197,162	15,197,162	2,500,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Slifka would receive payment of (a) 100% of the performance-based component ($500,000), and (b) 0% of the discretionary component associated with his 2020 STIP target amount.

Gregory B. Hanson

If Mr. Hanson’s employment is terminated for any reason, Mr. Hanson shall be paid (i) all amounts of his base salary due and owing up through the date of termination, (ii) all earned, but unpaid, bonuses, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts, including vacation pay, that may be due to his as of the date of termination (the “Hanson Accrued Obligations”).

If Mr. Hanson’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid or receive (i) the Hanson Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash or equity interests in long-term incentive plans, plus (v) group health and similar insurance premiums on behalf of his and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Hanson’s employment is terminated by our general partner without “Cause” or by Mr. Hanson for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Hanson shall be paid (i) the Hanson Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, plus (iv) acceleration of vesting of his cash and equity interests in long-term incentive plans, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Hanson pursuant to Section 4999 of the Code.

If Mr. Hanson’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s Chief Financial Officer following the expiration of his employment agreement pursuant to a different employment agreement with our general partner, he shall be paid (i) the Hanson Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, and (iii) the performance-based and discretionary components, if any, of his STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards and outstanding phantom units held by Mr. Hanson automatically shall become fully vested.

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Gregory B. Hanson
Severance Amount	—	1,400,000	1,400,000	1,400,000	1,400,000	950,000
LTIP awards	—	—	—	—	—	—
LTCIP award	—	—	—	—	—	—
Fringe benefits	—	44,249	44,249	44,249	44,249	—
Life insurance benefits	—	500,000	—	—	—	—
Total	—	1,944,249	1,444,249	1,444,249	1,444,249	950,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Hanson would receive payment of (a) 100% of the performance-based component ($150,000), and (b) 0% of the discretionary component associated with his 2021 STIP target amount.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Mark A. Romaine
Severance Amount	—	2,300,000	2,300,000	2,300,000	2,300,000	1,437,500
LTIP awards	595,824	595,824	595,824	595,824	595,824	—
LTCIP award	3,166,000	3,166,000	3,166,000	3,166,000	3,166,000	—
Fringe benefits	—	41,482	41,482	41,482	41,482	—
Life insurance benefits	—	500,000	—	—	—	—
Total	3,761,824	6,603,306	6,103,306	6,103,306	6,103,306	1,437,500
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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Matthew Spencer
Severance Amount	—	1,200,000	1,200,000	1,200,000	1,200,000	750,000
LTIP awards	112,165	112,165	112,165	112,165	112,165	—
LTCIP award	1,183,150	1,183,150	1,183,150	1,183,150	1,183,150	—
Fringe benefits	—	41,482	41,482	41,482	41,482	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,295,315	3,036,797	2,536,797	2,536,797	2,536,797	750,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Spencer would receive payment of (a) 100% of the performance-based component ($150,000), and (b) 0% of the discretionary component associated with his 2020 STIP target amount.

Jez Langhorn

If Mr. Langhorn’s employment is terminated for any reason, Mr. Langhorn shall be paid (i) all amounts of his base salary due and owing up through the date of termination, (ii) all earned, but unpaid, bonuses, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts, including vacation pay, that may be due to his as of the date of termination (the “Langhorn Accrued Obligations”).

If Mr. Langhorn’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid or receive (i) the Langhorn Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary, plus (iii) group health and similar insurance premiums on behalf of his and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Langhorn’s employment is terminated by our general partner without “Cause” or by Mr. Langhorn for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Langhorn shall be paid (i) the Langhorn Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary, plus (iii) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination, plus (iv) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Langhorn pursuant to Section 4999 of the Code.

If Mr. Langhorn’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s Chief Human Resources Officer following the expiration of his employment agreement pursuant to a different employment agreement with our general partner, he shall be paid (i) the Langhorn Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards and outstanding phantom units held by Mr. Langhorn automatically shall become fully vested.

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Jez Langhorn
Severance Amount	—	475,000	475,000	475,000	475,000	475,000
LTIP awards	—	—	—	—	—	—
LTCIP award	—	—	—	—	—	—
Fringe benefits	—	41,207	41,207	41,207	41,207	—
Life insurance benefits	—	500,000	—	—	—	—
Total	—	1,016,207	516,207	516,207	516,207	475,000

Daphne H. Foster

As described above, Ms. Foster terminated employment as a result of her retirement on August 31, 2021. Ms. Foster was entitled to receive the following severance payments and benefits as a result of her retirement: (a) a $2,810,000 bonus awarded to Ms. Foster by the Compensation Committee in recognition of her years of service to the Partnership and (b) a $1,750,000 bonus awarded to Ms. Foster by the Compensation Committee in lieu of long-term cash incentive awards under the LTCIP for calendar years 2020 and 2021.

Edward. J. Faneuil

As described above, Mr. Faneuil terminated employment as a result of his death on May 17, 2021. Mr. Faneuil’s estate was entitled to receive the following severance payments and benefits as a result of his death: (a) severance payments made pursuant to his employment agreement upon termination of his employment due to death, including (i) a lump sum payment equal to 200% of his then base salary ($1,000,000), plus (ii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan ($1,000,000), plus (iii) acceleration of vesting of his cash interests in certain long-term incentive plans ($3,670,389), plus (iv) group health and similar insurance premiums on behalf of him and his spouse and dependents for 18 months following the date of termination ($15,696); (b) a $1,500,000 bonus awarded to Mr. Faneuil by the Compensation Committee in recognition of his years of service to the Partnership; (c) a $1,500,000 bonus awarded to Mr. Faneuil by the Compensation Committee in lieu of long-term cash incentive awards under the LTCIP for calendar years 2020 and 2021; and (d) base salary for accrued but not taken days of paid time off in the amount of $75,099.

Andrew Slifka

As described above, Mr. Andrew Slifka terminated employment as a result of his resignation on September 27, 2021 and in connection therewith forfeited the right to receive any severance payments he may have otherwise been entitled to under his employment agreement, other than the so-called “Garden Leave” payments pursuant to the non-competition and non-solicitation covenants set forth in Annex I to his 2019 employment agreement with the Partnership.

Other Benefits

Pension Benefits

The table below sets forth information regarding the present value as of December 31, 2021 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan and, with respect to Mr. Faneuil, the Global and Alliance Deferred Compensation Agreements. Amounts with respect to the Global and Alliance Deferred Compensation Agreements are reflected in the table below because they represent a fixed entitlement.

Pension Benefits at December 31, 2021

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)	Accumulated Benefit ($)	Last Fiscal Year ($)
Eric Slifka	(3)	23	831,897	—
Gregory B. Hanson	—	—	—	—
Mark A. Romaine	(3)	11	315,141	—
Matthew Spencer	—	—	—	—
Jez Langhorn	—	—	—	—
Daphne H. Foster (1)	(3)	3	—	52,711
Edward J. Faneuil (2)	(3)	19	—	1,066,394
Edward J. Faneuil (2)	(4)	n/a	—	560,903
Edward J. Faneuil (2)	(5)	n/a		560,903
Edward J. Faneuil (2)	(6)	n/a	—	159,355
Andrew Slifka	—	—	—	—

(1)	Upon her termination of employment as a result of her retirement, Ms. Foster received the payments indicated.
(2)	Upon his termination of employment as a result of his death, Mr. Faneuil’s estate received the payments indicated.
(3)	Global Partners LP Pension Plan
(4)	Global Deferred Compensation Agreement
(5)	Alliance Deferred Compensation Agreement
(6)	Supplemental Executive Retirement Agreement

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

Supplemental Executive Retirement Agreement

On December 31, 2009, our general partner entered into a SERP agreement with Edward J. Faneuil. Mr. Faneuil's SERP benefit became fully vested on December 31, 2014. The value of the SERP benefit to be provided under the agreement, expressed as a single lump sum payment, is $159,355 for Mr. Faneuil, which was paid to his estate following his termination of employment as a result of his death.

Global and Alliance Deferred Compensation Agreements

Our general partner and Mr. Faneuil entered into the Global Deferred Compensation Agreement, pursuant to which Mr. Faneuil was previously being paid the sum of $70,000 per year (the “Global Deferred Compensation”) in equal monthly installments of $5,833.33 on the first business day of each month for 15 years (180 months) prior to his death. As a result of Mr. Faneuil’s death prior to his receiving all of the aggregate amount of the Global Deferred Compensation, our general partner paid Mr. Faneuil’s beneficiary, within 60 days of the date of his death, a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to Mr. Faneuil, which was $531,736.

Alliance and Mr. Faneuil also entered into the Alliance Deferred Compensation Agreement, the terms of which, including, without limitation, the payment terms thereunder, are on the same terms as those of the Global Deferred Compensation Agreement. As a result of Mr. Faneuil’s death prior to his receiving all of the aggregate amount under the Alliance Deferred Compensation Agreement, our general partner paid Mr. Faneuil’s beneficiary, within 60 days of the date of his death, a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to Mr. Faneuil, which was $531,736.

Compensation of Directors

The following table sets forth (i) certain information concerning the compensation earned by our directors in 2021, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

	Fees Earned
	or Paid in	LTCIP
Name	Cash ($)	Awards ($)	Total ($)
Richard Slifka (1)	75,500	—	75,500
Eric Slifka (2)	—	—	—
Andrew Slifka (2)(3)	—	—	—
Kenneth I. Watchmaker (1)(3)	229,500	288,000	517,500
Robert J. McCool (1)	214,500	155,000	369,500
Jaime Pereira (1)	20,250	—	20,250
John T. Hailer (1)	214,500	155,000	369,500
Robert W. Owens (1)	214,500	45,000	259,500
Daphne H. Foster (2)(3)	—	—	—
(1)	As of December 31, 2021, none of our non-employee directors held any unvested phantom units.
(2)	Messrs. Eric Slifka and Andrew Slifka and Ms. Foster, as executive officers of our general partner, are or were otherwise compensated for their services and therefore neither receive nor received any separate compensation for their service as directors.
(3)	Messrs. Andrew Slifka and Watchmaker and Ms. Foster resigned from the Board during 2021.

Employees of our general partner who also serve as directors do not receive additional compensation. In 2021, directors who are not employees of our general partner (1) received: (a) a $67,500 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day); and (e) a $100,000 supplemental retainer for audit committee oversight, and (2) are eligible to participate in the LTIP and the LTCIP. In addition, the chair of the audit committee receives an additional $15,000 per year.

Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

On October 22, 2021, Mr. Watchmaker, Mr. McCool, Mr. Hailer and Mr. Owens, respectively, were awarded LTCIP grants in the amounts of $288,000, $155,000, $155,000 and $45,000 in respect of services rendered in 2020. Each such LTCIP award will fully vest as of July 10, 2024, subject to continued service as a director through such date.

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

For 2021, our last completed fiscal year:

●	The median of the annual total compensation of our employees (other than the CEO) was $17,201; and
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $6,592,919.
●	Based on this information, for 2021, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 383 to 1.

To put this into context, approximately 78% of our employee population consists of convenience store employees, approximately 38% of whom are employed on a part-time basis. Our part-time employees who work less than thirty hours per week receive (i) wages, and (ii) if eligible, sick time and/or 401(k) benefits, but are not eligible for vacation or other fringe benefits. In comparison, if we were to only look at our non-convenience store employee population, the median employee would be employed on a full-time basis, with a total annual compensation of $148,226 in 2021. The ratio of the annual total compensation of our CEO to this median employee was reasonably estimated to be 44 to 1.

To identity the median of the annual total compensation of all of our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	We determined that, as of December 31, 2021, our employee population consisted of approximately 3,108 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary (including seasonal) employees. We selected December 31, 2021 as identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
●	We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, bonuses and equity awards, if any, reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2021.
●	We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.
●	After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2020 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $148,226.
●	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of February 22, 2022 the beneficial ownership of common units representing limited partner interests in Global Partners LP (“Units”) held by certain beneficial owners of more than five percent (5%) of the Units, by each director and named executive officer of Global GP LLC, the general partner of Global Partners LP (“General Partner”) and by all directors and executive officers of our General Partner as a group:

		Percentage
	Common	of Common
	Units	Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
Invesco Ltd. (2)	5,801,379	17.1%
Richard Slifka (3)(4)(5)(6)(10)	2,719,782	8.0%
Alfred A. Slifka 1990 Trust Under Article II-A (3)(4)(10)	1,874,293	5.5%
Eric Slifka (7)(8)(9)(10)	3,356,379	9.9%
Andrew Slifka	529,088	1.6%
Global GP LLC (10)	42,336	*
Mark Romaine	76,658	*
Estate of Edward J. Faneuil (11)	126,850	*
Daphne H. Foster	37,420	*
Jeremy Langhorn	2,191	*
Gregory B. Hanson	9,635	*
Matthew Spencer	11,139	*
Robert J. McCool	36,609	*
John T. Hailer	—	*
Robert W. Owens	—	*
Jaime Pereira	900	*
All directors and executive officers as a group (10 persons)	6,170,957	18.2%

*      Less than 1%

(1)	The address for each person or entity listed other than Invesco Ltd. is P.O. Box 9161, 800 South Street, Suite 500, Waltham, Massachusetts 02454-9161.
(2)

According to a Schedule 13G/A filed on February 10, 2022, Invesco Ltd., in its capacity as a parent holding company to its investment advisers, has sole voting and dispositive power over 5,801,379 common units that it may be deemed to beneficially own and which are held of record by clients of Invesco Ltd. Invesco Advisers, Inc. is a subsidiary of Invesco Ltd. and it advises (i) the Invesco Oppenheimer SteelPath MLP Select 40 Fund, which owns 6.60% of the common units outstanding, and (ii) the Invesco Oppenheimer SteelPath MLP Income Fund, which owns 10.47% of the common units outstanding. However, no one individual has greater than 5% economic ownership. The shareholders of the Fund have the right to receive or the power to direct the receipt of dividends and proceeds from the sale of such securities. The address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

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

(7)

Eric Slifka has sole voting and investment power with respect to the common units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the common units held by Larea Holdings LLC.

(8)	Beneficially owned common unit amounts for Eric Slifka include the common units held in certain family trusts for the benefit of Eric Slifka’s children, for which Eric Slifka is the sole trustee.
(9)

The trustees of the Alfred A. Slifka 1990 Trust Under Article II-A are Eric Slifka and his two siblings. Eric Slifka has been delegated sole voting and investment authority over the common units owned by the Alfred A. Slifka 1990 Trust Under Article II-A, and therefore may be deemed to beneficially own those common units.

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

(11)

Edward J. Faneuil passed away on May 17, 2021. His personal representative was appointed in December 2021, and his beneficially owned interests set forth on the above table were transferred to his estate.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2021:

Number of securities
	Number of Securities		remaining available for
	to be issued	Weighted average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	148,173	—	3,174,997
Equity compensation plans not approved by security holders	—	—	—
Total	148,173	—	3,174,997

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of February 22, 2022, affiliates of our general partner, including current directors and executive officers of our general partner, owned 6,170,957 common units representing 18.2% of the common units. In addition, our general partner owns a 0.67% general partner interest in us.

Alfred A. Slifka, former Chairman of the board of our general partner, passed away on March 9, 2014. Mr. Alfred Slifka’s estate closed effective February 28, 2017 and his interests in our general partner and his beneficially owned interests in Global Partners LP and its affiliates were transferred to the Alfred A. Slifka 1990 Trust Under Article II-A (the “AS Article II-A Trust”) on that date. The Trustees of the AS Article II-A Trust include our President, Chief Executive Officer and Vice Chairman, Eric Slifka, and his siblings. Mr. Eric Slifka’s siblings have delegated to Eric Slifka voting control over the Global Partners LP securities held by the AS Article II-A Trust.

Steven McCool, the son of Robert J. McCool, one of our independent directors, is an employee of Global GP LLC. During our fiscal year ended December 31, 2021, his total compensation earned was approximately $178,000.

Maxwell Foster, the son of Daphne H. Foster, our retired Chief Financial Officer, is an employee of Global GP LLC. During our fiscal year ended December 31, 2021, his total compensation earned was approximately $600,000. James Cook, the son-in-law of Richard Slifka, our Chairman, and the brother-in-law of Andrew Slifka, our former Executive Vice President and director, is an employee of Global GP LLC. During our fiscal year ended December 31, 2021, his total compensation earned was approximately $176,000.

Each of Eric Slifka (our President, Chief Executive Officer and Vice-Chairman) and Andrew Slifka (our former Executive Vice President and director) owns a 20% interest in an entity which leases real property located in Vineyard Haven, Massachusetts to our subsidiary, Drake Petroleum Company, Inc., for the operation of a gasoline station and convenience store. Each of Eric Slifka and Andrew Slifka earned approximately $50,000 during 2021 from their investment in such entity.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 99.33% to the common unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 6,170,957 common units and 0.67% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.67% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding common units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $11.4 million on their common units and $0.4 million on the 0.67% general partner interest.

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

Noncompetition

We are a party to an omnibus agreement with Mr. Richard Slifka and our general partner that addresses the agreement of Mr. Richard Slifka not to compete with us and to cause his affiliates not to compete with us under certain circumstances. The omnibus agreement also provided for certain environmental indemnity obligations of Global Petroleum Corp. and certain of its affiliates, which indemnity obligations have either expired or been resolved. In connection with our acquisition of Alliance Energy LLC in 2012, Richard Slifka, Chairman of our general partner, entered into a business opportunity agreement with our general partner containing noncompetition provisions which are broader than those contained in the omnibus agreement in order to encompass our expanded lines of business since 2005.

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

Pursuant to Eric Slifka’s and Andrew Slifka’s respective employment agreement with our general partner, each of Eric Slifka and Andrew Slifka agreed, for themselves and their respective affiliates, to not work (as an employee, consultant, advisor, director or otherwise), engage in, acquire or invest in any of the following businesses: (1) the wholesale or retail marketing, sale, distribution and transportation of refined petroleum products, crude oil, renewable fuels (including ethanol and biofuels), and natural gas liquids (including ethane, butane, propane and condensates); (2) the storage of refined petroleum products and/or any of the other products identified in clause (1) above in connection with any of the activities described in said clause (1); (3) the retail sale of convenience store items and sundries and related food service, whether or not related to the retail sale of refined petroleum products including, without limitation, gasoline; (4) bunkering; and (5) any other business in which the general partner or its affiliates (a) becomes engaged during the period that they are employed by the general partner or any of its affiliates, or (b) is preparing to become engaged as of the time that their employment with the general partner or any of its affiliates ends and, with respect to parts (a) and (b) of this clause (5), they have participated in or obtained Confidential Information about such business or anticipated business. Each of Eric Slifka and Andrew Slifka further agreed to not directly or indirectly solicit any employees, contractors, vendors, suppliers or customers of the general partner or any of its affiliates to cease to be employed by or otherwise do business with the general partner or any of its affiliates, or to reduce the same. The foregoing noncompetition and nonsolicitation restrictions may be waived only by the conflicts committee of the general partner’s board of directors. Eric Slifka’s and Andrew Slifka’s noncompetition and non-solicitation obligations survive for one year following the termination of their respective employment for any reason other than death or the termination of their employment by the general partner without Cause (as defined in their respective employment agreements). Andrew Slifka resigned in September 2021 and is observing the non-competition period under his employment agreement. In consideration for their respective noncompetition obligations, the general partner shall pay to each of Eric Slifka and Andrew Slifka a total payment equal to fifty percent (50%) of their highest annualized Base Salary (as defined in their respective employment agreements) within the two years preceding termination; provided, that the general partner shall have no obligation to make such payments in the event that Eric Slifka or Andrew Slifka breaches any of the terms of their noncompetition obligations.

In addition, Eric Slifka’s and Andrew Slifka’s employment agreements include, and Eric Slifka and Andrew Slifka both agreed to, a confidentiality provision, which generally will continue for two years following Eric Slifka’s and Andrew Slifka’s termination of employment.

Services Agreement

We are party to a services agreement effective as of January 1, 2021 with various Slifka-owned entities and their shareholders and/or members (the “Slifka Entities Services Agreement”), pursuant to which we provide certain tax, accounting, treasury, and legal support services and such Slifka entities pay us an annual services fee of $20,000. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. The Slifka Entities Services Agreement is for an indefinite term, and any party may terminate some or all of the services thereunder upon 90 days’ advance written notice.

Revere Terminal Acquisition from Global Petroleum Corp.

On January 14, 2015, we acquired our terminal located in Boston Harbor in Revere, Massachusetts (the “Revere Terminal”) from Global Petroleum Corp. for a purchase price of approximately $23.7 million.

In the event that we sell, within eight years of the closing of the acquisition, all or substantially all of the real property underlying the Revere Terminal to a third party not affiliated with Global Petroleum Corp. or us and such third party does not intend to use the real property for petroleum-related purposes, then we will pay affiliates of the Slifka family an amount equal to fifty percent of the net proceeds (as defined in the purchase agreement) received by us in connection with such sale.

On November 24, 2021, we entered into a purchase and sale Agreement (the “Purchase Agreement”) with Revere MA Owner LLC (the “Revere Buyer”) pursuant to which the Revere Buyer, a third party not affiliated with us, will acquire the Revere Terminal for a purchase price of $150.0 million in cash. We estimate that proceeds to us from the sale of the Revere Terminal after adjustments will be in excess of $100.0 million. Pursuant to the purchase agreement entered into in 2015, fifty percent (50%) of the net proceeds from the sale of the Revere Terminal to the Revere Buyer are expected to go to Richard Slifka and the AS Article II-A Trust.

The disposition is expected to close in the first half of 2022. For additional information regarding the sale and subsequent leaseback arrangement, please see Part I, Items 1 and 2, “Business and Properties.”

Relationship of Management with Global Petroleum Corp.

Some members of our management team have been officers and/or directors of our former affiliate, Global Petroleum Corp. (which was dissolved in 2020). Messrs. Faneuil and Spencer spent a portion of their time providing services to Global Petroleum Corp. under a shared services agreement. That shared services agreement has been superseded by a new services agreement. Please read “—Services Agreement.”

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

Director Independence

Please read Part III, Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2021 and 2020 calendar years. The audit committee’s charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

Pre-approved fees to Ernst & Young LLP for the fiscal years ended December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Audit Fees (1)	$3,925	$3,860
Audit—Related Fees	128	118
Tax Fees (2)	1,108	1,309
Total	$5,161	$5,287
(1)	Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young’s audits of the effectiveness of our internal control over financial reporting at December 31, 2021 and 2020.
(2)	Tax fees included tax planning and tax return preparation.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are included with the filing of this Annual Report:
1.	Financial statements—See “Index to Financial Statements” on page F-1.
2.	Financial statement schedules—Financial statement schedules have been omitted as they are not required, not applicable or otherwise included in the consolidated financial statements or notes thereto.
3.	Exhibits—The following is a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.
Exhibit Number		Description
2.1**	—

Agreement of Purchase and Sale dated as of January 14, 2015 between Global Revco Dock, L.L.C, Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 21, 2015).

2.2*	—	Purchase and Sale Agreement, dated as of November 24, 2021, by and between Global Companies LLC, as Seller, and Revere MA Owner LLC, as Buyer.
2.3**	—

Purchase and Sale Agreement, dated as of December 9, 2020, by and between Consumers Petroleum of Connecticut, Incorporated, Putling Greens I, LLC, Wheels of CT, Inc., CPCI, LLC and Wiehl Estate, LLC, as collective Seller, and Global Partners LP, as Buyer (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 31, 2022).

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

4.2*	—	Description of Common Units registered under Section 12 of the Exchange Act.
4.3*	—	Description of 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units registered under Section 12 of the Exchange Act.
4.4*	—	Description of 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units registered under Section 12 of the Exchange Act.
4.5	—

Indenture, dated as of July 31, 2019, among the Issuers, the Guarantors and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 31, 2019).

4.6	—

Indenture, dated October 7, 2020, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 8, 2020).

4.7	—

First Supplemental Indenture, dated as of October 28, 2020, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed on December 16, 2020).

4.8	—

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

10.2˄	—

Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2010).

10.3	—

First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2010).

10.4	—

Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2010).

10.5††	—

Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.6	—

Business Opportunity Agreement dated March 1, 2012, by and among Alfred A. Slifka, Richard Slifka and Global Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2012).

10.7˄	—

Deferred Compensation Agreement dated September 23, 2009, by and between Alliance Energy LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 12, 2012).

10.8˄	—

Global Partners LP Long-Term Incentive Plan (as Amended and Restated Effective June 22, 2012) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2012).

10.9˄	—

Form of Phantom Unit Award Agreement for Directors under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2013).

10.10˄	—

Form of Confidentiality, Non-Solicitation, and Non-Competition Agreement for Phantom Unit Award Recipients (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 3, 2013).

10.11˄	—	Form of Director Unit Award Letter (incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 13, 2015).
10.12˄	—	Form of Restricted Unit Award Grant Letter (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 7, 2015).
10.13˄	—	Form of Cash Award Grant Letter (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 7, 2015).
10.14˄	—	Form of Phantom Unit Agreement (Cash Settlement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 6, 2015).

10.15†††	—

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

10.16˄	—

Form of Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 22, 2017).

10.17˄	—	Global Partners LP 2018 Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2018).
10.18	—

First Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018).

10.19	—

Second Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2018).

10.20˄	—

Employment Agreement effective as of February 1, 2019, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 5, 2019).

10.21˄	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 5, 2019).

10.22˄	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 5, 2019).

10.23˄	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 5, 2019).

10.24˄	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Andrew P. Slifka (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 5, 2019).

10.25˄	—

Employment Agreement effective as of January 1, 2019, by and between Global GP LLC and Matthew Spencer (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 5, 2019).

10.26˄	—	Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-K filed on November 7, 2019).
10.27	—

Third Amendment to Third Amended and Restated Credit Agreement and First Amendment to Third Amended and Restated Security Agreement, dated as of April 19, 2019 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 9, 2019).

10.28	—	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2020).

10.29	—	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of May 5, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2021).
10.30	—	Slifka Entities Services Agreement, effective as of January 1, 2021 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 7, 2021).
10.31˄	—

Employment Agreement, effective as of September 1, 2021, by and between Global GP LLC and Gregory B. Hanson (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on October 1, 2021).

10.32˄*	—	First Amendment to Employment Agreement, effective as of December 31, 2021, by and between Global GP LLC and Gregory B. Hanson.
21.1*	—	List of Subsidiaries of Global Partners LP.
22.1*	—	List of Subsidiary Guarantors and Co-Issuer of Global Partners LP
23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

˄     Management contract or compensatory plan or arrangement.

**   Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Partnership undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

†     Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

††   Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

††† Portions of this exhibit have been omitted pursuant to an order granting confidential treatment, dated April 12, 2020 (SEC File No. 001-32593).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Partners LP
	By:	Global GP LLC,
its general partner
Dated: February 28, 2022		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2022.

Signature	Title

/s/ Eric Slifka	President, Chief Executive Officer, Vice Chairman and Director
Eric Slifka	(Principal Executive Officer)

/s/ Gregory B. Hanson	Chief Financial Officer
Gregory B. Hanson	(Principal Financial Officer)

/s/ Matthew Spencer	Chief Accounting Officer
Matthew Spencer	(Principal Accounting Officer)

/s/ Richard Slifka	Chairman
Richard Slifka

/s/ John T. Hailer	Director
John T. Hailer

/s/ Robert J. McCool	Director
Robert J. McCool

/s/ Robert W. Owens	Director
Robert W. Owens

/s/ Jaime Pereira	Director
Jaime Pereira

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Partners LP (the Partnership) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Valuation of Physical Forward Derivative Contracts
Description of the Matter

As described in Note 2, Note 9 and Note 10 to the financial statements, the Partnership enters into different commodity contracts that qualify as derivative instruments. These include physical forward purchase and sale contracts and are accounted at fair value. These contracts are considered Level 2 derivative instruments under the fair value hierarchy as inputs used to determine fair value are not quoted prices in active markets. As of December 31, 2021, derivative assets of $11.7 million and derivative liabilities of $31.7 million were recorded for physical forward derivative contracts based on Level 2 fair value measurements.

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

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on Internal Control Over Financial Reporting

We have audited Global Partners LP's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2021, and the related notes of the Partnership and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2022

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$10,849	$9,714
Accounts receivable, net (less allowance of $2,741 and $2,555 at December 31, 2021 and 2020, respectively)	411,194	227,317
Accounts receivable—affiliates	1,139	2,410
Inventories	509,517	384,432
Brokerage margin deposits	33,658	21,661
Derivative assets	11,652	16,556
Prepaid expenses and other current assets	87,076	119,340
Total current assets	1,065,085	781,430
Property and equipment, net	1,099,348	1,082,486
Right of use assets, net	280,284	290,506
Intangible assets, net	26,014	35,925
Goodwill	328,135	323,565
Other assets	32,299	26,588
Total assets	$2,831,165	$2,540,500
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$353,296	$207,873
Working capital revolving credit facility—current portion	204,700	34,400
Lease liability—current portion	62,352	75,376
Environmental liabilities—current portion	4,642	4,455
Trustee taxes payable	44,223	36,598
Accrued expenses and other current liabilities	138,733	126,774
Derivative liabilities	31,654	12,055
Total current liabilities	839,600	497,531
Working capital revolving credit facility—less current portion	150,000	150,000
Revolving credit facility	43,400	122,000
Senior notes	739,310	737,605
Long-term lease liability—less current portion	228,203	226,648
Environmental liabilities—less current portion	48,163	49,166
Financing obligations	144,444	146,535
Deferred tax liabilities	56,817	56,218
Other long—term liabilities	53,461	59,298
Total liabilities	2,303,398	2,045,001
Commitments and contingencies (see Note 11)
Partners’ equity
Series A preferred limited partners (2,760,000 units issued and outstanding at December 31, 2021 and 2020)	67,226	67,226
Series B preferred limited partners (3,000,000 units and 0 units issued and outstanding at December 31, 2021 and 2020, respectively)	72,305	—
Common limited partners (33,995,563 units issued and 33,953,227 outstanding at December 31, 2021 and 33,995,563 units issued and 33,966,180 outstanding at December 31, 2020)	392,086	428,842
General partner interest (0.67% interest with 230,303 equivalent units outstanding at December 31, 2021 and 2020)	(1,948)	(2,169)
Accumulated other comprehensive (loss) income	(1,902)	1,600
Total partners’ equity	527,767	495,499
Total liabilities and partners’ equity	$2,831,165	$2,540,500

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2021	2020	2019
Sales	$13,248,277	$8,321,599	$13,081,730
Cost of sales	12,529,014	7,600,461	12,418,973
Gross profit	719,263	721,138	662,757
Costs and operating expenses:
Selling, general and administrative expenses	212,878	192,533	170,937
Operating expenses	353,582	323,298	342,382
Lease exit and termination gain	—	—	(493)
Amortization expense	10,711	10,839	11,431
Net (gain) loss on sale and disposition of assets	(506)	275	(2,730)
Long-lived asset impairment	380	1,927	2,022
Total costs and operating expenses	577,045	528,872	523,549
Operating income	142,218	192,266	139,208
Interest expense	(80,086)	(83,539)	(89,856)
Loss on early extinguishment of debt	—	(7,164)	(13,080)
Income before income tax (expense) benefit	62,132	101,563	36,272
Income tax (expense) benefit	(1,336)	119	(1,094)
Net income	60,796	101,682	35,178
Net loss attributable to noncontrolling interest	—	528	689
Net income attributable to Global Partners LP	60,796	102,210	35,867
Less: General partner’s interest in net income, including incentive distribution rights	3,581	1,399	1,379
Less: Preferred limited partner interest in net income	12,209	6,728	6,728
Net income attributable to common limited partners	$45,006	$94,083	$27,760
Basic net income per common limited partner unit	$1.33	$2.77	$0.82
Diluted net income per common limited partner unit	$1.31	$2.74	$0.81
Basic weighted average common limited partner units outstanding	33,942	33,907	33,810
Diluted weighted average common limited partner units outstanding	34,278	34,308	34,339

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$60,796	$101,682	$35,178
Other comprehensive (loss) income:
Change in fair value of cash flow hedges	(7,082)	7,082	2
Change in pension liability	3,580	(406)	182
Total other comprehensive (loss) income	(3,502)	6,676	184
Comprehensive income	57,294	108,358	35,362
Comprehensive loss attributable to noncontrolling interest	—	528	689
Comprehensive income attributable to Global Partners LP	$57,294	$108,886	$36,051

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$60,796	$101,682	$35,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,241	100,135	108,192
Amortization of deferred financing fees	5,031	5,241	5,038
Amortization of senior notes discount	—	—	902
Bad debt expense	(51)	710	560
Unit-based compensation expense	707	1,077	1,966
Write-off of financing fees	365	667	188
Net (gain) loss on sale and disposition of assets	(506)	275	(2,730)
Long-lived asset impairment	380	1,927	2,022
Loss on early extinguishment of debt	—	7,164	13,080
Deferred income taxes	599	13,339	23
Changes in operating assets and liabilities:
Accounts receivable	(183,826)	185,168	(78,978)
Accounts receivable-affiliate	1,271	5,413	(2,388)
Inventories	(123,889)	65,588	(64,790)
Broker margin deposits	(11,997)	12,805	(19,700)
Prepaid expenses, all other current assets and other assets	24,618	(35,495)	14,413
Accounts payable	145,423	(165,513)	64,407
Trustee taxes payable	7,625	(6,334)	319
Change in derivatives	24,503	(12,635)	30,030
Accrued expenses, all other current liabilities and other long-term liabilities	(3,072)	31,312	(13,330)
Net cash provided by operating activities	50,218	312,526	94,402
Cash flows from investing activities
Acquisitions	(18,034)	—	—
Capital expenditures	(101,717)	(76,333)	(82,864)
Seller note issuances	(1,690)	(1,608)	(1,410)
Proceeds from sale of property and equipment	6,391	8,213	17,060
Net cash used in investing activities	(115,050)	(69,728)	(67,214)
Cash flows from financing activities
Net proceeds from issuance of Series B preferred units	72,167	—	—
Net borrowings from (payments on) working capital revolving credit facility	170,300	(139,500)	70,600
Net payments on revolving credit facility	(78,600)	(70,700)	(27,300)
Proceeds from senior notes, net	—	344,750	392,602
Repayment of senior notes	—	(306,501)	(381,886)
Repurchase of common units	(3,772)	(291)	—
LTIP units withheld for tax obligations	(2,209)	(277)	(657)
Noncontrolling interest capital contribution	—	400	—
Acquisition of noncontrolling interest	—	(1,650)	—
Distributions to limited partners and general partner	(91,919)	(71,357)	(76,626)
Net cash provided by (used in) financing activities	65,967	(245,126)	(23,267)
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	1,135	(2,328)	3,921
Cash and cash equivalents at beginning of year	9,714	12,042	8,121
Cash and cash equivalents at end of year	$10,849	$9,714	$12,042
Supplemental information
Cash paid during the year for interest	$54,709	$58,638	$67,436
Net cash (received) during the year for income taxes	$(14,779)	$(1,463)	$(5,208)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Partners' Equity
	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other		Total
	Limited	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
	Partners	Partners	Partners	Interest	Income (Loss)	Interest	Equity
Balance at December 31, 2018	$67,226	$—	$437,874	$(2,509)	$(5,260)	$1,863	$499,194
Net income (loss)	6,728	—	27,760	1,379	—	(689)	35,178
Distributions to limited partners and general partner	(6,728)	—	(69,522)	(1,490)	—	—	(77,740)
Unit-based compensation	—	—	1,966	—	—	—	1,966
Other comprehensive income	—	—	—	—	184	—	184
LTIP units withheld for tax obligations	—	—	(657)	—	—	—	(657)
Dividends on repurchased units	—	—	1,114	—	—	—	1,114
Balance at December 31, 2019	67,226	—	398,535	(2,620)	(5,076)	1,174	459,239
Net income (loss)	6,728	—	94,083	1,399	—	(528)	101,682
Noncontrolling interest capital contribution	—	—	—	—	—	400	400
Acquisition of noncontrolling interest	—	—	(604)	—	—	(1,046)	(1,650)
Distributions to limited partners and general partner	(6,728)	—	(63,826)	(948)	—	—	(71,502)
Unit-based compensation	—	—	1,077	—	—	—	1,077
Other comprehensive income	—	—	—	—	6,676	—	6,676
Repurchase of common units	—	—	(291)	—	—	—	(291)
LTIP units withheld for tax obligations	—	—	(277)	—	—	—	(277)
Dividends on repurchased units	—	—	145	—	—	—	145
Balance at December 31, 2020	67,226	—	428,842	(2,169)	1,600	—	495,499
Issuance of Series B preferred units	—	72,167	—	—	—	—	72,167
Net income	6,728	5,481	45,006	3,581	—	—	60,796
Distributions to limited partners and general partner	(6,728)	(5,343)	(77,339)	(3,360)	—	—	(92,770)
Unit-based compensation	—	—	707	—	—	—	707
Other comprehensive loss	—	—	—	—	(3,502)	—	(3,502)
Repurchase of common units	—	—	(3,772)	—	—	—	(3,772)
LTIP units withheld for tax obligations	—	—	(2,209)	—	—	—	(2,209)
Dividends on repurchased units	—	—	851	—	—	—	851
Balance at December 31, 2021	$67,226	$72,305	$392,086	$(1,948)	$(1,902)	$—	$527,767

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2021, the Partnership had a portfolio of 1,595 owned, leased and/or supplied gasoline stations, including 295 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of December 31, 2021, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,209,813 common units, representing a 18.3% limited partner interest.

COVID-19 Pandemic

The COVID-19 pandemic continues to make its presence felt at home, in the workplace, at the Partnership’s retail sites and terminal locations and in the global supply chain. The Partnership remains active in responding to the challenges posed by the COVID-19 pandemic and continues to provide essential products and services while prioritizing the safety of its employees, customers and vendors in the communities where the Partnership operates.

2021 Events

Revere Terminal Purchase and Sale Agreement—On November 24, 2021, the Partnership entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Revere MA Owner LLC (the “Revere Buyer”) pursuant to which the Revere Buyer will acquire the Partnership’s terminal located on Boston Harbor in Revere, Massachusetts (the “Revere Terminal”) for a purchase price of $150.0 million in cash. Pursuant to the terms of the purchase agreement the Partnership entered into with affiliates of the Slifka family (“Initial Seller”) in 2015 to acquire the Revere Terminal, the Initial Seller will receive a portion of the net proceeds that the Partnership will receive from the sale of the Revere Terminal. The Partnership estimates that proceeds to the Partnership from the sale of the Revere Terminal after closing costs and consideration of amounts due to the Initial Seller will be in excess of $100.0 million. In connection with closing under the Purchase Agreement, the Partnership will enter into a leaseback agreement with the Revere Buyer pursuant to which the Partnership will lease back key infrastructure at the Revere Terminal, including certain tanks, dock access rights, and loading rack infrastructure, to allow the Partnership to continue business operations at the Revere Terminal post-closing. The disposition is expected to close in the first half of 2022 and is subject to customary closing conditions.

Amended Credit Agreement—On May 5, 2021, the Partnership and certain of its subsidiaries entered into the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fifth amendment to third amended and restated credit agreement which, among other things, increased the total aggregate commitment to $1.25 billion and extended the maturity date to May 6, 2024. On November 29, 2021, the Partnership and certain of its subsidiaries agreed with the lenders to increase the working capital revolving credit facility in an amount equal to $100.0 million, which increased the total available commitments under the credit agreement to $1.35 billion. See Note 8 for additional information.

Series B Preferred Unit Offering—On March 24, 2021, the Partnership issued 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units, liquidation preference of $25.00 per unit (the “Series B Preferred Units”), for $25.00 per Series B Preferred Unit in an offering registered under the Securities Act of 1933. See Note 18 for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

Noncontrolling Interest

The Partnership acquired a 60% interest in Basin Transload, LLC (“Basin Transload”) on February 1, 2013. In connection with the terms of an agreement between the Partnership and the minority members of Basin Transload on September 29, 2020, the Partnership acquired the minority members’ collective 40% interest in Basin Transload.

Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Partnership are reported as a noncontrolling interest in the accompanying consolidated financial statements for years ended December 31, 2020 and 2019.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The uncertainty surrounding the short and long-term impact of COVID-19, including the inability to project the timing of the continuing economic recovery, may have an impact on the Partnership’s use of estimates. Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination and identification of associated goodwill and intangible assets, (ii) fair value of derivative instruments, (iii) accruals and contingent liabilities, (iv) allowance for credit losses, (v) assumptions used to evaluate goodwill, (vi) assumptions used to evaluate property and equipment and intangibles for impairment, (vii) environmental and asset retirement obligation provisions, and (viii) weighted average discount rate used in lease accounting. Although the Partnership believes its estimates are reasonable, actual results could differ from these estimates.

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

The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2021 and 2020, substantially all of the Partnership’s accounts receivable were classified as current assets and there were no non-standard payment terms.

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

Based on an aging analysis at December 31, 2021, approximately 99% of the Partnership’s accounts receivable were outstanding less than 30 days.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in the credit loss allowance for the years ended December 31 (in thousands):

			Write-offs
	Balance at	Current	Charged		Balance
	Beginning	Period	Against Allowance	Recoveries	at End
Description	of Period	Provision	for Credit Losses	Collected	of Period
Year ended December 31, 2021
Credit loss allowance—accounts receivable	$2,555	$(51)	$(18)	$255	$2,741
Year ended December 31, 2020
Credit loss allowance—accounts receivable	$2,729	$710	$(1,054)	$170	$2,555
Year ended December 31, 2019
Credit loss allowance—accounts receivable	$2,433	$177	$(388)	$507	$2,729

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

Inventories consisted of the following at December 31 (in thousands):

	2021	2020
Distillates: home heating oil, diesel and kerosene	$244,067	$206,177
Gasoline	123,824	98,747
Gasoline blendstocks	50,599	27,468
Crude oil	3,678	6,181
Residual oil	60,286	21,159
Renewable identification numbers (RINs)	4,218	2,332
Convenience store inventory	22,845	22,329
Other	—	39
Total	$509,517	$384,432

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $1.3 million and $3.0 million at December 31, 2021 and 2020, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $20.6 million and $9.8 million at December 31, 2021 and 2020, respectively. Exchange transactions are valued using current carrying costs.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Long-Lived Asset Impairment

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Partnership has concluded that its operating segments are also its reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with the Partnership’s disposition activities of Gasoline Distribution and Station Operation (“GDSO”) sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” The GDSO reporting unit’s goodwill that was derecognized related to the disposition of sites that met the definition of a business was $0.6 million, $0.9 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively (see Note 7).

All of the Partnership’s goodwill is allocated to the GDSO segment. During 2021, 2020 and 2019, the Partnership completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro-economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on the Partnership’s assessment, no impairment was identified.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Evaluation of Long-Lived Asset Impairment

Accounting and reporting guidance for long-lived assets requires that a long-lived asset (group) be reviewed for impairment when events or changes in circumstances indicate that the carrying amount might not be recoverable. Accordingly, the Partnership evaluates long-lived assets for impairment whenever indicators of impairment are identified. If indicators of impairment are present, the Partnership assesses impairment by comparing the undiscounted projected future cash flows from the long-lived assets to their carrying value. If the undiscounted cash flows are less than the carrying value, the long-lived assets will be reduced to their fair value. The Partnership recognized the following impairment charges which are included in long-lived asset impairment in the accompanying statements of operations for each respective year:

In 2021, the Partnership recognized an impairment charge primarily relating to certain developmental assets for raze and rebuilds in the amount of $0.4 million which was allocated to the GDSO segment.

In 2020, the Partnership recognized an impairment charge relating to certain right-of-use assets in the amount of $1.9 million, of which $1.7 million was allocated to the Wholesale segment and $0.2 million was allocated to the GDSO segment.

In 2019, the Partnership recognized an impairment charge relating to long-lived assets used at certain gasoline stations and convenience stores in the amount of $2.0 million which was allocated to the GDSO segment.

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

.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs. The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements for UST removal or policy. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Partnership had approximately $8.7 million and $8.3 million in total asset retirement obligations at December 31, 2021 and 2020, respectively, which are included in other long-term liabilities in the accompanying consolidated balance sheets.

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

In addition, the Partnership is party to three master unitary lease agreements in connection with (i) the June 2015 acquisition of retail gasoline stations from Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the June 2016 sale of real property assets at 30 gasoline stations and convenience stores that did not meet the criteria for sale accounting. These transactions are accounted for as financing obligations in accordance with ASC 842, “Leases,” (see Note 8).

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the years ended December 31:

	2021	2020	2019
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	72%	70%	75%
Distillates (home heating oil, diesel and kerosene) and residual oil sales	24%	24%	21%
Crude oil sales and crude oil logistics revenue	1%	1%	1%
Convenience store and prepared food sales, rental income and sundries	3%	5%	3%
Total	100%	100%	100%

The following table presents the Partnership’s product margin (product sales minus product costs) by segment as a percentage of the consolidated product margin for the years ended December 31:

	2021	2020	2019
Wholesale segment	17%	23%	17%
Gasoline Distribution and Station Operations segment	81%	75%	80%
Commercial segment	2%	2%	3%
Total	100%	100%	100%

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash Flow Hedges

The Partnership’s sales and cost of sales fluctuate with changes in commodity prices. In addition to the Partnership’s commodity price risk associated with its inventory and undelivered forward commodity purchases and sales, the Partnership’s gross profit may fluctuate in periods where commodity prices are rising or declining depending on the magnitude and duration of the commodity price change. In the Partnership’s GDSO segment, the Partnership has observed trends where margins may improve in periods where wholesale gasoline prices are declining and margins may compress during periods where wholesale gasoline prices are rising. Additionally, the Partnership has certain operating costs that are indirectly impacted by fluctuations in commodity prices such that its operating costs may increase during periods where margins compress and, conversely, operating costs may decrease during periods where margins improve. To hedge the Partnership’s cash flow risk as a result of this observed trend in the GDSO segment, the Partnership entered into exchange-traded commodity swap contracts and designated them as a cash flow hedge of its fuel purchases designed to reduce its cost of fuel if market prices rise through 2021 or increase its cost of fuel if market prices decrease through 2021. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative gain or loss was initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the consolidated statement of income through cost of goods sold in the same period that the hedged exposure affected earnings. All exchange-traded commodity swap contracts expired on December 31, 2021.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 10, “Fair Value Measurements,” for additional information.

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

Note 3. Leases

The following table presents supplemental balance sheet information related to leases at December 31 (in thousands):

Assets:	Balance Sheet Location	2021	2020
Right-of-use assets - operating	Right-of-use assets, net	$280,284	$290,506

Liabilities:
Current lease liability - operating	Lease liability - current portion	$62,352	75,376
Noncurrent lease liability - operating	Lease liability - less current portion	228,203	226,648
Total lease liability		$290,555	$302,024

Lessee Lease Arrangements

The following table presents the components of lease cost for the years ended December 31 (in thousands):

Statement of operations location:	2021	2020	2019
Cost of sales (a)	$42,435	$47,703	$57,369
Selling, general and administrative expenses	2,598	2,897	3,094
Operating expenses (b)	55,392	51,130	50,904
Total lease cost	$100,425	$101,730	$111,367
(a)	Includes short-term lease costs of $2.7 million, $3.1 million and $2.5 million for 2021, 2020 and 2019, respectively.
(b)	Includes variable lease cost of $5.6 million, $6.1 million and $6.7 million for 2021, 2020 and 2019, respectively, and short-term leases costs which were immaterial for 2021, 2020 and 2019.

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

The future minimum lease payments to be paid under operating leases in effect and included in the calculation of lease liabilities at December 31, 2021 were as follows (in thousands):

2022	$77,797
2023	65,553
2024	52,058
2025	38,695
2026	33,099
Thereafter	91,515
Total lease payments	358,717
Less imputed interest	68,162
Total lease liabilities	$290,555
Current portion	$62,352
Long-term portion	228,203
Total lease liabilities	$290,555

The future minimum lease payments include $25.4 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $3.1 million in lease payments that were not fixed at lease commencement or lease modification and $1.5 million related to minimum lease payments for leases that are less than one year.

Lessor Lease Arrangements

The following table presents the components of lease revenue for the years ended December 31 (in thousands):

Statement of operations location:	2021	2020	2019
Sales (a)(b)	$77,401	$73,266	74,184
(a)	Lease revenue includes sub-lessor rental income from leased properties of $44.1 million, $39.0 million and $38.3 million for 2021, 2020 and 2019, respectively, where the Partnership is the lessee of the property.
(b)	Includes variable lease revenue of $6.0 million, $4.6 million and $6.4 million for 2021, 2020 and 2019, respectively, and short-term lease revenue which was immaterial for 2021, 2020 and 2019.

The future minimum lease payments to be received under operating leases in effect at December 31, 2021 were as follows (in thousands):

2022	$63,890
2023	37,192
2024	22,232
2025	13,767
2026	4,909
Thereafter	4,735
Total	$146,725

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Information Related to Lease Arrangements

At December 31, 2021, the weighted average non-cancellable lease term was 6.6 years and the weighted average discount rate was 6.05%. The following table presents supplemental information related to leases for the years ended December 31 (in thousands):

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$101,395	$96,096	$105,366
Right-of-use assets obtained in exchange for new lease liabilities	$67,816	$65,045	$54,313

Note 4. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Year Ended December 31, 2021
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$2,645,119	$4,137,969	$400,147	$7,183,235
Station operations	—	401,302	—	401,302
Total revenue from contracts with customers	2,645,119	4,539,271	400,147	7,584,537
Other sales:
Revenue originating as physical forward contracts and exchanges	5,236,719	—	349,620	5,586,339
Revenue from leases	2,298	75,103	—	77,401
Total other sales	5,239,017	75,103	349,620	5,663,740
Total sales	$7,884,136	$4,614,374	$749,767	$13,248,277

	Year Ended December 31, 2020
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$1,453,954	$2,545,616	$179,772	$4,179,342
Station operations	—	359,989	—	359,989
Total revenue from contracts with customers	1,453,954	2,905,605	179,772	4,539,331
Other sales:
Revenue originating as physical forward contracts and exchanges	3,497,154	—	211,848	3,709,002
Revenue from leases	2,214	71,052	—	73,266
Total other sales	3,499,368	71,052	211,848	3,782,268
Total sales	$4,953,322	$2,976,657	$391,620	$8,321,599

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2019
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$2,069,031	$3,806,892	$308,183	$6,184,106
Station operations	—	394,679	—	394,679
Total revenue from contracts with customers	2,069,031	4,201,571	308,183	6,578,785
Other sales:
Revenue originating as physical forward contracts and exchanges	6,048,520	—	380,241	6,428,761
Revenue from leases	2,102	72,082	—	74,184
Total other sales	6,050,622	72,082	380,241	6,502,945
Total sales	$8,119,653	$4,273,653	$688,424	$13,081,730

Nature of Goods and Services

Revenue from Contracts with Customers (ASC 606):

●	Refined petroleum products, renewable fuels and crude oil—Under the Partnership’s Wholesale, GDSO and Commercial segments, revenue is recognized at the point where control of the product is transferred to the customer and collectability is reasonably assured.

●	Station operations—Revenue from convenience store sales of grocery and other merchandise and sundries (such as car wash sales and lottery and ATM commissions) is recognized at the time of the sale to the customer.

Other Revenue:

●	Revenue Originating as Physical Forward Contracts and Exchanges—The Partnership’s commodity contracts and derivative instrument activity include physical forward commodity sale contracts. The Partnership does not take the normal purchase and sale exemption available under ASC 815, “Derivatives and Hedging,” for any of its physical forward contracts. This income is recognized under ASC 815 and is included in sales at the contract value at the point where control of the product is transferred to the customer. Income from net exchange differentials included in sales is recognized under ASC 845, “Nonmonetary Transactions,” upon delivery of product to exchange partners.

●	Revenue from Leases—The Partnership has rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of the Partnership’s terminals.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both December 31, 2021 and 2020.

Note 5. Goodwill and Intangible Assets

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2020	$323,565
Acquisitions (1)	5,166
Dispositions (2)	(596)
Balance at December 31, 2021	$328,135
(1)	Acquisitions represent the recognition of goodwill associated with the acquisition of four company-operated gasoline stations and convenience stores. The purchase price was approximately $6.3 million which was attributed to $5.2 million in goodwill, $0.7 million in equipment and $0.4 million in inventory.
(2)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets (see Note 7).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets	Period
At December 31, 2021
Intangible assets subject to amortization:
Terminalling services	$26,365	$(19,100)	$7,265	20 years
Customer relationships	43,986	(42,500)	1,486	2-15 years
Supply contracts	87,578	(71,051)	16,527	5-10 years
Other intangible assets	5,995	(5,259)	736	2-20 years
Total intangible assets	$163,924	$(137,910)	$26,014
At December 31, 2020
Intangible assets subject to amortization:
Terminalling services	$26,365	$(17,765)	$8,600	20 years
Customer relationships	43,986	(42,065)	1,921	2-15 years
Supply contracts	87,578	(62,881)	24,697	5-10 years
Other intangible assets	5,195	(4,488)	707	3-20 years
Total intangible assets	$163,124	$(127,199)	$35,925

The aggregate amortization expense was approximately $10.7 million, $10.8 million and $11.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2022	$7,268
2023	6,416
2024	5,754
2025	2,189
2026	2,373
Thereafter	2,014
Total intangible assets	$26,014

Note 6. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2021	2020
Buildings and improvements	$1,327,002	$1,243,460
Land	457,260	449,840
Fixtures and equipment	38,646	36,352
Idle plant assets	30,500	30,500
Construction in process	52,716	42,428
Capitalized internal use software	32,740	30,534
Total property and equipment	1,938,864	1,833,114
Less accumulated depreciation	839,516	750,628
Total	$1,099,348	$1,082,486

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment includes retail gasoline station assets held for sale of $6.1 million and $1.7 million and terminal assets held for sale of $26.3 million and $0 at December 31, 2021 and 2020, respectively.

At December 31, 2021, the Partnership had a $39.4 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both December 31, 2021 and 2020.

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

Construction in process in 2021 included $47.7 million in costs related to the Partnership’s gasoline stations and $5.0 million in costs related to the Partnership’s terminals.

Construction in process in 2020 included $33.0 million in costs related to the Partnership’s gasoline stations and $9.4 million in costs related to the Partnership’s terminals.

Depreciation

Depreciation expense allocated to cost of sales was approximately $82.9 million, $81.1 million and $87.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Depreciation expense allocated to selling, general and administrative expenses was approximately $8.7 million, $8.1 million and $8.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 7. Sale and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the years ended December 31 (in thousands):

	2021	2020	2019
Divestiture of retail gasoline stations	(702)	(1,299)	(4,527)
Loss on assets held for sale	—	964	1,660
Other	196	610	137
Total	$(506)	$275	$(2,730)

Divestiture of Retail Gasoline Stations

The Partnership may divest certain retail gasoline stations in periodic sale transactions or coordinated divesture programs. The gain or loss on the sales of these assets, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations.

The Partnership sold 5 sites during 2021 and recognized a gain of ($0.7 million) on the sales of these sites for the year ended December 31, 2021, including the derecognition of $0.6 million of GDSO goodwill.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership recognized a gain of ($1.3 million) and ($4.5 million) on the sales of sites for the years ended December 31, 2020 and 2019, respectively, including the derecognition of $0.9 million and $2.9 million of GDSO goodwill for these respective periods.

Loss on Assets Held for Sale

In conjunction with the divestiture of retail gasoline stations and terminal assets, the Partnership may classify certain gasoline station and terminal assets as held for sale. Impairment charges related to assets held for sale are included in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations.

The Partnership classified 7 sites associated with the divestiture of retail gasoline stations discussed above and certain terminal assets associated with the sale of the Revere Terminal as held for sale at December 31, 2021. The Partnership recorded no impairment charges related to these assets held for sale for the year ended December 31, 2021.

The Partnership recorded impairment charges related to assets held for sale associated with the divestiture of retail gasoline stations in the amount of $1.0 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively.

Retail gasoline station assets held for sale of $6.1 million and $1.7 million and terminal assets held for sale of $26.3 million and $0 at December 31, 2021 and 2020, respectively, are included in property and equipment in the accompanying consolidated balance sheets. Assets held for sale at December 31, 2021 are expected to be sold within the next 12 months.

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

Note 8. Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.35 billion senior secured credit facility (the “Credit Agreement”). On November 29, 2021, the Partnership and certain of its subsidiaries agreed with the lenders to increase the working capital revolving credit facility in an amount equal to $100.0 million, which increased the total available commitments under the Credit Agreement to $1.35 billion. The Credit Agreement matures on May 6, 2024.

There are two facilities under the Credit Agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $900 million; and
●	a $450.0 million revolving credit facility to be used for general corporate purposes.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions then applicable to the Credit Agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $200.0 million, in the aggregate, for a total credit facility of up to $1.55 billion. Any such request for an increase must be in a minimum amount of $25.0 million. The Partnership cannot provide assurance, however, that its

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.35 billion.

In addition, the Credit Agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $75.0 million and (b) the Aggregate WC Commitments (as defined in the Credit Agreement). Swing line loans will bear interest at the Base Rate (as defined in the Credit Agreement). The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.35 billion.

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

The average interest rates for the Credit Agreement were 2.4%, 2.9% and 4.3% for the years ended December 31, 2021, 2020 and 2019, respectively.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.35% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at December 31, 2021, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $204.7 million as the current portion at December 31, 2021, representing the amount the Partnership expects to pay down over the next twelve months. The long-term portion of the working capital revolving credit facility was $150.0 million at both at December 31, 2021 and 2020, and the current portion was $204.7 million and $34.4 million at December 31, 2021 and 2020, respectively. The increase in total borrowings under the working capital revolving credit facility of $170.3 million from December 31, 2020 was in part due to higher prices.

As of December 31, 2021, the Partnership had total borrowings outstanding under the Credit Agreement of $398.1 million, including $43.4 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $156.0 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $795.9 million and $778.5 million at December 31, 2021 and 2020, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership’s wholly-owned subsidiaries and is guaranteed by the Partnership and certain of its subsidiaries.

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

The Credit Agreement also includes certain baskets, including: (i) a $25.0 million general secured indebtedness basket, (ii)  a $25.0 million general investment basket, (iii) a $75.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the Credit Agreement), (iv) a Sale/Leaseback Transaction (as defined in the Credit Agreement) basket of $100.0 million, and (v) a basket of $150.0 million in an aggregate amount for the purchase of common units of the Partnership, provided that no Event of Default exists or would occur immediately following such purchase(s).

In addition, the Credit Agreement provides the ability for the borrowers to repay certain junior indebtedness, subject to a $100.0 million cap, so long as no Event of Default has occurred or will exist immediately after making such repayment.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2021.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2021, in connection with the Fifth Amendment (as defined below) in May 2021 and the increase in the working capital revolving credit facility in November 2021, the Partnership capitalized additional financing fees of $6.0 million and $0.3 million, respectively. Also in connection with the Fifth Amendment, the Partnership incurred expenses of approximately $0.4 million associated with the write-off of a portion of the related deferred financing fees which are included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2021. The Partnership had unamortized deferred financing fees of $18.8 million and $17.9 million at December 31, 2021 and 2020, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $7.5 million and $4.8 million at December 31, 2021 and 2020, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $10.7 million and $12.4 million at December 31, 2021 and 2020, respectively. Unamortized fees related to the Sale-Leaseback Transaction (defined below) are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.6 million and $0.7 million at December 31, 2021 and 2020, respectively.

On May 5, 2021, the Partnership entered into the Fifth Amendment to Third Amended and Restated Credit Agreement (the “Fifth Amendment”) which, among other things, (i) increased the aggregate commitments under the facilities with the commitment under the working capital revolving credit facility increased to $800.0 million from $770.0 million and the commitment under the revolving credit facility increased to $450.0 million from $400.0 million; (ii) extended the maturity date for the Credit Agreement from April 29, 2022 to May 6, 2024; (iii) decreased by 0.125% the applicable rate under the working capital revolving credit facility for borrowings of base rate loans, Eurocurrency

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate loans and cost of funds rate loans and for issuances of letters of credit; and (iv) reduced the Eurocurrency rate floor to zero basis points and the cost of funds rate floor to zero basis points.

On May 7, 2020, the Partnership entered into the Fourth Amendment to Third Amended and Restated Credit Agreement, and on April 19, 2019, the Partnership entered into the Third Amendment to Third Amended and Restated Credit Agreement. As a result, the Partnership incurred expenses of approximately $0.7 million and $0.2 million associated with the write-off of a portion of the related deferred financing fees which are included in interest expense in the accompanying consolidated statements of operations for years ended December 31, 2020 and 2019, respectively. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on these amendments to the Credit Agreement.

Amortization expense of approximately $5.0 million, $5.2 million and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the years ended December 31 (in thousands):

	2021	2020	2019
Borrowings from working capital revolving credit facility	$2,306,000	$1,398,300	$1,758,700
Payments on working capital revolving credit facility	(2,135,700)	(1,537,800)	(1,688,100)
Net borrowings from (payments on) working capital revolving credit facility	$170,300	$(139,500)	$70,600
Borrowings from revolving credit facility	$10,000	$50,000	$—
Payments on revolving credit facility	(88,600)	(120,700)	(27,300)
Net payments on revolving credit facility	$(78,600)	$(70,700)	$(27,300)

Senior Notes

6.875% Senior Notes Due 2029

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

In connection with the private placement of the 2029 Notes, the Issuers and the subsidiary guarantors and Regions Bank, as trustee, entered into an indenture as may be supplemented from time to time (the “2029 Notes Indenture”).

The 2029 Notes mature on January 15, 2029 with interest accruing at a rate of 6.875% per annum. Interest is payable beginning July 15, 2021 and thereafter semi-annually in arrears on January 15 and July 15 of each year. The

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the private placement of the 2027 Notes on July 31, 2019, the Issuers and the subsidiary guarantors and Regions Bank (as successor trustee to Deutsche Bank Trust Company Americas), as trustee, entered into an indenture as may be supplemented from time to time (the “2027 Notes Indenture”).

The 2027 Notes mature on August 1, 2027 with interest accruing at a rate of 7.00% per annum and payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2020. The 2027 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2027 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2027 Notes may declare the 2027 Notes immediately due and payable, except that an event of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the 2027 Notes to become due and payable.

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

Financing Obligations

Capitol Acquisition

In connection with the June 2015 acquisition of retail gasoline stations and dealer supply contracts from Capitol, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of approximately $9.2 million, $9.3 million and $9.3 million was recorded for the years ended December 31, 2021, 2020 and 2019, respectively. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $10.4 million, $10.1 million and $9.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The financing obligation balance outstanding at December 31, 2021 was $84.9 million associated with acquisition.

Sale-Leaseback Transaction

In connection with a sale in June 2016 of real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores (the “Sale-Leaseback Sites”),the Partnership entered into a Master Unitary Lease Agreement to lease back certain of the real property assets sold with respect to the Sale-Leaseback Sites (such Master Lease Agreement, together with the Sale-Leaseback Sites, the “Sale-Leaseback Transaction”). The initial term of the Master Unitary Lease Agreement expires in 2031. The Partnership has one successive option to renew the lease for a ten-year period followed by two successive options to renew the lease for five-year periods on the same terms, covenants, conditions and rental as the primary non-revocable lease term.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The sale did not meet the criteria for sale accounting as of December 31, 2021 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2021.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated. In connection with this transactions, the Partnership recognized a corresponding financing obligation of $62.5 million. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.3 million, $4.3 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and lease rental payments were $4.7 million, $4.7 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The financing obligation balance outstanding at December 31, 2021 was $61.7 million associated with the Sale-Leaseback Transaction.

Note 9. Derivative Financial Instruments

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at December 31, 2021:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	108,735	Thousands of barrels
Short	(112,726)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	7,369	Thousands of barrels
Short	(5,401)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
	Recognized in Income on
	Derivatives	2021	2020	2019
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(19,648)	$(29,338)	$10,640
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$19,486	$25,308	$(10,532)

Cash Flow Hedges

In 2020, to hedge the Partnership’s cash flow risk relative to certain trends and the fluctuations in commodity prices observed within the GDSO segment, the Partnership entered into exchange-traded commodity swap contracts and designated them as a cash flow hedge of its fuel purchases designed to reduce its cost of fuel if market prices rise through 2021 or increase its cost of fuel if market prices decrease through 2021. The amount of income recognized in other comprehensive income for derivatives designated in cash flow hedging relationships was $8.1 million and $9.4 million for the years ended December 31, 2021 and 2020, respectively. The amount of income reclassified from other comprehensive income into cost of sales for derivatives designated in cash flow hedging relationships was $15.2 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively. All exchange traded commodity swap contracts expired on December 31, 2021; therefore, the amount of income recognized in other comprehensive income as of December 31, 2021 and expected to be reclassified into earnings within the next 12 months was $0.

Derivatives Not Accounted for as Hedges

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
Derivatives not designated as	Recognized in
hedging instruments	Income on Derivatives	2021	2020	2019
Commodity contracts	Cost of sales	$3,227	$10,164	$14,528

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at December 31, 2021 and 2020 (in thousands):

		December 31, 2021
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$1,476	$106,629	$108,105
Forward derivative contracts (1)	Derivative assets	—	11,652	11,652
Total asset derivatives		$1,476	$118,281	$119,757

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(9,201)	$(72,993)	$(82,194)
Forward derivative contracts (1)	Derivative liabilities	—	(31,654)	(31,654)
Total liability derivatives		$(9,201)	$(104,647)	$(113,848)

		December 31, 2020
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$7,628	$72,424	$80,052
Forward derivative contracts (1)	Derivative assets	—	16,556	16,556
Total asset derivatives		$7,628	$88,980	$96,608

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(7,183)	$(93,874)	$(101,057)
Forward derivative contracts (1)	Derivative liabilities	—	(12,055)	(12,055)
Total liability derivatives		$(7,183)	$(105,929)	$(113,112)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Fair Value Measurements

Recurring Fair Value Measures

Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Fair Value at December 31, 2021
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$11,652	$—	$—	$11,652
Exchange-traded/cleared derivative instruments (2)	25,911	—	—	7,747	33,658
Pension plans	22,703	—	—	—	22,703
Total assets	$48,614	$11,652	$—	$7,747	$68,013

Liabilities:
Forward derivative contracts (1)	$—	$(31,654)	$—	$—	$(31,654)

	Fair Value at December 31, 2020
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$16,124	$432	$—	$16,556
Exchange-traded/cleared derivative instruments (2)	(21,005)	—	—	42,666	21,661
Pension plans	19,495	—	—	—	19,495
Total assets	$(1,510)	$16,124	$432	$42,666	$57,712

Liabilities:
Forward derivative contracts (1)	$—	$(11,970)	$(85)	$—	$(12,055)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

There were no Level 3 derivative contracts as of December 31, 2021. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of certain of the Partnership’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of the credit facility approximates fair value due to the variable rate nature of these financial instruments.

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

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data. Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches. The fair value of the Level 2 interest rate instruments was derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements using expected cash flow models. The Partnership has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2021 and 2020.

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

	2021		2020
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$412,000	$400,000	$427,000
6.875% senior notes due 2029	$350,000	$358,750	$350,000	$378,000

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

The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants. The estimated range and weighted average for these inputs include the following:

	December 31, 2021			December 31, 2020
	Low	High	Weighted	Low	High	Weighted
Product	($ per barrel)	($ per barrel)	Average	($ per barrel)	($ per barrel)	Average
Crude oil	$—	$—	$—	$(4.25)	$(3.15)	$(3.61)

There were no Level 3 derivative contracts as of December 31, 2021. The respective weighted average as of December 31, 2020 was calculated by weighting the contractual volumes of the location basis, transportation and throughput costs net of an estimated margin for current market participants. Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 9.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at December 31 (in thousands):

Fair value at December 31, 2020	$347
Realized gains (losses) recorded in cost of sales	(347)
Fair value at December 31, 2021	$—

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

Purchase Commitments

The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2021, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2021 (in thousands of gallons):

2022	448,944
2023	235,154
2024	254,736
2025	212,086
2026	11,750
Thereafter	11,200
Total	1,173,870

Brand Fee Agreement

The Partnership entered into a brand fee agreement with ExxonMobil Corporation (“ExxonMobil”) which entitles the Partnership to operate retail gasoline stations under the Mobil-branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the gasoline stations acquired from ExxonMobil in 2010, are due on a monthly basis. The brand fee agreement expires in September 2025. The following provides total future minimum payments under the agreement with non-cancellable terms of one year or more at December 31, 2021 (in thousands):

2022	$9,000
2023	9,000
2024	9,000
2025	6,000
Total	$33,000

Total expenses reflected in cost of sales related to this agreement were approximately $9.0 million for each of the years ended December 31, 2021, 2020 and 2019.

Other Commitments

In June 2014, the Partnership entered into a pipeline connection agreement with Meadowlark Midstream Company, LLC (“Meadowlark”) whereby Meadowlark would construct, own, operate and maintain a crude oil pipeline from its Divide County, North Dakota crude oil station to the Partnership’s Basin Transload crude oil storage facility in Columbus, North Dakota. In connection with the agreement, the Partnership was committed to a minimum take-or-pay throughput commitment of approximately $55.0 million over a seven-year period beginning after the commissioning of the pipeline which occurred in December of 2015. At December 31, 2021, the remaining commitment on the take-or-pay commitment was approximately $8.6 million.

In May 2014, the Partnership entered into a pipeline connection agreement with Tesoro High Plains Pipeline Company (“Tesoro High Plains”) whereby Tesoro High Plains would design, engineer, construct and place in service improvements on its pipeline system that will expand its capacity to ship crude oil from points in Dunn and McKenzie Counties, North Dakota to Ramberg Station/Beaver Lodge destination point in Williams County, North Dakota. In connection with this agreement, the Partnership was committed to a minimum take-or-pay throughput commitment of approximately $36.4 million over a seven-year period beginning September 1, 2014 and ending August 31, 2021. At December 31, 2021, the remaining commitment on the take-or-pay commitment was $0.

In February 2013, the Partnership assumed natural gas transportation and reservation agreements, which have various expiration dates, with Northwest Natural Gas Company (“NW Natural Gas”) and the Northwest Pipeline system

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“NW Pipeline”) whereby NW Natural Gas and NW Pipeline provide the Partnership with the transportation and reservation of firm natural gas delivered to the Partnership’s Oregon facility. In November 2021, the Partnership was permanently released from the NW Pipeline. At December 31, 2021, the remaining commitment on the transportation and reservation agreements was $0.

In February 2013, the Partnership assumed access right agreements with the Port of Columbia County (formerly known as Port of St. Helens) for access rights to the rail spur and dock located at the Partnership’s Oregon facility. The total expense under these agreements amounted to approximately $0.5 million, $0.7 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the remaining ratable commitment on these access right agreements, with expirations through 2066, was approximately $26.3 million.

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

Note 12. Trustee Taxes and Accrued Expenses and Other Current Liabilities

Trustee Taxes

The Partnership collects trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. Examples of trustee taxes include, among other things, motor fuel excise tax and sales and use tax. As such, it is the Partnership’s policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities. The Partnership had trustee taxes payable of $44.2 million and $36.6 million in various pass-through taxes collected on behalf of taxing authorities at December 31, 2021 and 2020, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2021	2020
Barging transportation, product storage and other ancillary cost accruals	$29,469	$29,392
Employee compensation	38,039	45,931
Accrued interest	22,752	17,274
Other	48,473	34,177
Total	$138,733	$126,774

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

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax rate, net of federal tax benefit	1.9%	2.4%	2.9%
Derecognition of goodwill	0.1%	0.1%	0.5%
Benefit of loss carryback	—%	(6.2)%	—%
Partnership income not subject to tax	(20.8)%	(17.4)%	(21.4)%
Effective income tax rate	2.2%	(0.1)%	3.0%

The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2021	2020	2019
Current:
Federal	$—	$(15,942)	$35
State	737	2,484	1,036
Total current	737	(13,458)	1,071
Deferred:
Federal	435	12,749	815
State	164	590	(792)
Total deferred	599	13,339	23
Total	$1,336	$(119)	$1,094

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of long-term deferred taxes were as follows at December 31 (in thousands):

	2021	2020
Deferred Income Tax Assets
Accounts receivable allowances	$453	$447
Environmental liability	8,167	8,276
Asset retirement obligation	2,301	2,210
Deferred financing obligation	10,917	11,198
Lease liability	41,171	43,699
Other	3,155	2,184
Federal net operating loss carryforwards	10,726	6,801
State net operating loss carryforwards	970	966
Tax credit carryforward	1,324	1,106
Total deferred tax assets, gross	79,184	76,887
Valuation allowance	(4,231)	(3,881)
Total deferred tax assets, net	$74,953	$73,006
Deferred Income Tax Liabilities
Property and equipment	$(80,074)	$(75,024)
Land	(12,519)	(12,162)
Right of use assets	(39,177)	(41,665)
Other deferred tax liabilities	—	(373)
Total deferred tax liabilities	$(131,770)	$(129,224)
Net deferred tax liabilities	$(56,817)	$(56,218)

At December 31, 2021, GMG had federal net operating loss carryforwards of approximately $38.6 million which can be carried forward indefinitely. In addition, GMG had state net operating loss carryforwards of approximately $16.2 million, of which $15.6 million will begin to expire in 2026, and $0.6 million which can be carried forward indefinitely.

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

At December 31, 2021, the Partnership had $44.3 million of net deferred tax liabilities (consisting of the $56.8 million total net deferred tax liability less the $12.5 million deferred tax liability relating to land discussed below) relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary differences, certain of which are available to reduce income taxes in future years. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period. The valuation allowance increased by approximately $0.4 million as of December 31, 2021.

At December 31, 2021, the Partnership also had a $12.5 million deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods. It can be used as a source of income to benefit other indefinite lived assets.

The following presents a reconciliation of the differences between income before income tax benefit (expense) benefit and income (loss) subject to income tax expense for the years ended December 31 (in thousands):

	2021	2020	2019
Income before income tax (expense) benefit	$62,132	$101,563	$36,272
Less non—taxable income	61,862	84,762	37,001
Income (loss) income subject to income tax expense	$270	$16,801	$(729)

The Partnership had approximately ($14.8 million), ($1.5 million) and ($5.2 million) in refunds received, net of income tax payments, during 2021, 2020 and 2019, respectively.

The ($14.8 million) in 2021 consists of tax refunds of ($15.8 million), offset by $1.0 million in state income tax payments. The ($1.5 million) in 2020 consists of tax refunds of ($2.9 million), offset by $1.4 million in state income tax payments. The ($5.2 million) in 2019 consists of tax refunds of ($7.6 million) received associated with the Warren Equities, Inc. (“Warren”) amended returns for periods prior to the acquisition of Warren on January 27, 2015 and ($0.2 million) of other tax refunds, offset by $2.6 million in income tax payments. In accordance with the stock purchase agreement between the Partnership and Warren, the Partnership is ultimately not responsible for federal income tax obligations for tax periods prior to and through January 6, 2015. Any tax obligations will be funded by the selling shareholders, and any tax refunds will be remitted to the selling shareholders.

GMG files income tax returns in the United States and various state jurisdictions. With few exceptions, the Partnership is subject to income tax examinations by tax authorities for all years dated back to 2018.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had gross-tax effected unrecognized tax benefits of $0, $0 and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The FASB’s accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2021 (tax years ended December 31, 2021, 2020, 2019 and 2018). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. The Partnership classifies interest and penalties related to income taxes as components of its provision for income taxes. The amount of interest and penalties recorded in the accompanying statements of operations was $0, $0 and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. There were no interest and penalties recorded in the accompanying consolidated balance sheets of December 31, 2021 and 2020.

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

The following table presents a summary roll forward of the Partnership’s environmental liabilities, which were recorded on an undiscounted basis, at December 31, 2021 (in thousands):

	Balance at				Other	Balance at
	December 31,	Additions	Payments	Dispositions	Adjustments	December 31,
Environmental Liability Related to:	2020	2021	2021	2021	2021	2021
Retail gasoline stations	$49,980	$1,955	$(2,127)	$(439)	$(108)	$49,261
Terminals	3,641	—	(97)	—	—	3,544
Total environmental liabilities	$53,621	$1,955	$(2,224)	$(439)	$(108)	$52,805
Current portion	$4,455					$4,642
Long-term portion	49,166					48,163
Total environmental liabilities	$53,621					$52,805

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $5.7 million and $2.6 million at December 31, 2021 and 2020, respectively.

The Partnership may enter into RIN forward purchase and sales commitments. Total losses from firm non-cancellable commitments were immaterial at both December 31, 2021 and 2020.

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

The Global 401(k) Plan and the GMG 401(k) Plan collectively had expenses of approximately $3.9 million, $3.6 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In addition, the General Partner sponsors and maintains the Global Partners LP Pension Plan (the “Global Pension Plan”), and GMG sponsors and maintains the Global Montello Group Corp. Pension Plan (the “GMG Pension Plan”), each being a qualified defined benefit pension plan. The Global Pension Plan and the GMG Pension Plan were amended to freeze participation and benefit accruals effective in 2009 and 2012, respectively.

The following table presents each plan’s funded status and the total amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	December 31, 2021
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$17,411	$4,923	$22,334
Fair value of plan assets	18,262	4,441	22,703
Net unfunded pension liability	$(851)	$482	$(369)

	December 31, 2020
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$18,514	$5,090	$23,604
Fair value of plan assets	15,638	3,857	19,495
Net unfunded pension liability	$2,876	$1,233	$4,109

Total actual return on plan assets was $3.8 million and $2.5 million in 2021 and 2020, respectively.

The following presents the components of the net periodic change in benefit obligation for the Pension Plans for the years ended December 31 (in thousands):

	2021	2020	2019
Benefit obligation at beginning of year	$23,604	$21,489	$20,086
Interest cost	474	605	767
Actuarial loss (gain)	(724)	2,183	3,839
Benefits paid	(1,020)	(673)	(3,203)
Benefit obligation at end of year	$22,334	$23,604	$21,489

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the weighted-average actuarial assumptions used in determining each plan’s annual pension expense for the years ended December 31:

	Global Pension Plan			GMG Pension Plan
	2021	2020	2019	2021	2020	2019
Discount rate	2.6%	2.1%	3.0%	2.8%	2.4%	3.2%
Expected return on plan assets	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

The discount rates were selected by performing a cash flow/bond matching analysis based on the FTSE Above Median Double-A Pension Discount Curve for December 2021. The discount rates for 2021 include updated mortality assumptions to reflect the most recently available mortality improvement scale released by the Society of Actuaries. The expected long-term rate of return on plan assets is determined by using each plan’s respective target allocation and historical returns for each asset class.

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

The following presents the Pension Plans’ benefits as of December 31, 2021 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years thereafter (in thousands):

2022	$4,244
2023	896
2024	832
2025	1,155
2026	1,803
2027—2031	7,991
Total	$16,921

The cost of annual contributions to the Pension Plans is not significant to the General Partner, the Partnership or its subsidiaries. Total contributions made by the General Partner, the Partnership and its subsidiaries to the Pension Plans were approximately $0.4 million, $0.5 million and $0.6 million in 2021, 2020 and 2019, respectively.

Note 16. Related-Party Transactions

Throughout 2020, the Partnership was a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that was 100% owned by members of the Slifka family, pursuant to which the Partnership provided GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC paid the Partnership a monthly services fee at an agreed amount. In connection with GPC’s entry into a plan of liquidation and dissolution, the Second Amended and Restated Services Agreement was terminated by mutual agreement of the parties effective December 31, 2020. Effective January 1, 2021, the Partnership entered into a new services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of December 31, 2021, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $144.0 million, $133.5 million and $118.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans (see Note 15) and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from GPC and the General Partner at December 31 (in thousands):

	2021	2020
Receivables from GPC	$—	$28
Receivables from the General Partner (1)	1,139	2,382
Total	$1,139	$2,410
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

In addition, the Partnership paid certain costs in connection with a compensation funding agreement with the General Partner. See Note 17, “Long-Term Incentive Plan–Repurchase Program.”

Note 17. Long-Term Incentive Plans

The Partnership has a Long Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards. Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements. A total of 3,174,997 units were available for issuance under the LTIP as of December 31, 2021.

Awards granted under the LTIP are authorized by the Compensation Committee of the board of directors of the General Partner (the “Committee”) from time to time. Additionally, and in accordance with the LTIP, the Committee established a “CEO Authorized LTIP” program pursuant to which the Chief Executive Officer (“CEO”) could grant awards of phantom units without distribution equivalent rights to employees of the General Partner and the Partnership’s subsidiaries, other than named executive officers. The CEO Authorized LTIP program was approved for three consecutive calendar years and expired on December 31, 2017. During each calendar year of the program, the CEO was authorized to grant awards of up to an aggregate amount of $2.0 million of phantom units payable in common units upon vesting, with unused dollar amounts carrying over in the next year, and no individual grant could be made for an award valued at the time of grant of more than $550,000, unless otherwise previously approved by the Committee. Awards granted pursuant to the CEO Authorized LTIP generally were for a term of six years and vest in equal tranches at the end of each of the fourth, fifth and sixth anniversary dates of the particular award. As of December 31, 2021, there were no outstanding awards under the CEO Authorized LTIP.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the non-vested phantom units granted under the LTIP:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested units at December 31, 2019	562,906	9.74
Vested	(153,469)	10.37
Forfeited	(6,867)	11.31
Outstanding non—vested phantom units at December 31, 2020	402,570	9.47
Vested	(211,367)	9.67
Forfeited	(43,030)	9.28
Outstanding non—vested phantom units at December 31, 2021	148,173	9.26

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

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $0.7 million, $1.1 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at December 31, 2021 was approximately $0.6 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity. Since the Repurchase Program was implemented, the General Partner repurchased 1,009,843 common units pursuant to the Repurchase Program for approximately $28.8 million, of which approximately $3.8 million were repurchased in 2021.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement. The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement. In accordance with the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, the Partnership paid members of the General Partner approximately $0.3 million of these costs for each of the years ended December 31, 2021, 2020 and 2019.

Note 18. Partners’ Equity, Allocations and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At December 31, 2021 there were 33,995,563 common units issued, including 6,209,813 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the years ended December 31, 2021, 2020 and 2019.

Series A Preferred Units

At December 31, 2021 there were 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the years ended December 31, 2021, 2020 and 2019.

Series B Preferred Units

On March 24, 2021, the Partnership issued 3,000,000 Series B Preferred Units at a price of $25.00 per Series B Preferred Unit. The Partnership used the proceeds, net of underwriting discount and expenses, of $72.2 million to reduce indebtedness under its Credit Agreement.

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

Series A Preferred Units

The Series A Preferred Units is a class of equity security that ranks senior to the common units, the incentive distribution rights and each other class or series of the Partnership’s equity securities established after August 7, 2018,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the original issue date of the Series A Preferred Units (the “Series A Original Issue Date”), that is not expressly made senior to or on parity with the Series A Preferred Units as to the payment of distributions and amounts payable on a liquidation event.

Series B Preferred Units

The Series B Preferred Units are a new class of equity security that rank (a) senior to common units, incentive distributions rights and each other class or series of the Partnership’s equity securities established after March 24, 2021, the original issue date of the Series B Preferred Units (the “Series B Original Issue Date”), that is not expressly made senior to or on parity with and the Series B Preferred Units as to the payment of distributions and amounts payable upon a liquidation, and (b) on parity with respect to distributions or amounts payable upon a liquidation event, as applicable, with the Series A Preferred Units and the Series B Preferred Units and each other and any class or series of the Partnership’s equity securities established after the Series B Original Issue Date with terms expressly providing that such class or series ranks on parity with the Series B Preferred Units as to payment of distributions and amounts payable on a liquidation event, as applicable.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2021, 2020 and 2019 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2019
2/14/2019 (1)	12/31/18	$0.5000	$16,998	$115	$202	$17,315
5/15/2019 (1)	03/31/19	0.5100	17,338	117	256	17,711
8/14/2019 (1)	06/30/19	0.5150	17,508	118	269	17,895
11/14/2019 (1)	09/30/19	0.5200	17,678	119	294	18,091
2020
2/14/2020 (1)	12/31/19	$0.52500	$17,848	$123	$320	$18,291
5/15/2020	03/31/20	0.39375	13,385	91	—	13,476
8/14/2020	06/30/20	0.45875	15,595	106	—	15,701
11/13/2020 (1)	09/30/20	0.50000	16,998	106	202	17,306
2021
2/12/2021 (2)	12/31/20	$0.5500	$18,698	$130	$512	$19,340
5/14/2021 (2)	03/31/21	0.5750	19,547	138	768	20,453
8/13/2021 (2)	06/30/21	0.5750	19,547	138	768	20,453
11/12/2021 (2)	09/30/21	0.5750	19,547	138	768	20,453
(1)	This distribution resulted in the Partnership reaching its second target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.
(2)	This distribution resulted in the Partnership reaching its third target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on January 25, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.5850 per unit ($2.34 per unit on an annualized basis) on all of its outstanding common units for the period from October 1, 2021 through December 31, 2021 to the Partnership’s common unitholders of record as of the close of business February 8, 2022. On February 14, 2022, the Partnership paid the total cash distribution of approximately $20.9 million. This distribution resulted in the Partnership reaching its third target level distribution.

Series A Preferred Units

Distributions on the Series A Preferred Units are cumulative from the Series A Original Issue Date and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2018 (each, a “Series A Distribution Payment Date”), to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Series A Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose. Distributions on the Series A

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Units will be paid out of Available Cash with respect to the quarter immediately preceding the applicable Series A Distribution Payment Date.

The distribution rate for the Series A Preferred Units from and including the Series A Original Issue Date, but excluding August 15, 2023, is 9.75% per annum of the $25.00 liquidation preference per Series A Preferred Unit (equal to $2.4375 per Series A Preferred Unit per annum). On and after August 15, 2023, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.774% per annum.

The Partnership paid the following cash distributions on the Series A Preferred Units during 2021, 2020 and 2019 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2019
2/15/2019	11/15/18 - 2/14/19	$0.609375	$1,682
5/15/2019	2/15/19 - 5/14/19	0.609375	1,682
8/15/2019	5/15/19 - 8/14/19	0.609375	1,682
11/15/2019	8/15/19 - 11/14/19	0.609375	1,682
2020
2/18/2020	11/15/19 - 2/14/20	$0.609375	$1,682
5/15/2020	2/15/20 - 5/14/20	0.609375	1,682
8/17/2020	5/15/20 - 8/14/20	0.609375	1,682
11/16/2020	8/15/20 - 11/14/20	0.609375	1,682
2021
2/16/2021	11/15/20 - 2/14/21	$0.609375	$1,682
5/17/2021	2/15/21 - 5/14/21	0.609375	1,682
8/16/2021	5/15/21 - 8/14/21	0.609375	1,682
11/15/2021	8/15/21 - 11/14/21	0.609375	1,682

In addition, on January 18, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from November 15, 2021 through February 14, 2022 to holders of record as of the opening of business on February 1, 2022. On February 15, 2022, the Partnership paid the total cash distribution of approximately $1.7 million.

Series B Preferred Units

Distributions on the Series B Preferred Units are cumulative from the Series B Original Issue Date and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year (each, a “Series B Distribution Payment Date”), commencing on May 15, 2021, to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Series B Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose.

The distribution rate for the Series B Preferred Units is 9.50% per annum of the $25.00 liquidation preference per Series B Preferred Unit (equal to $2.375 per Series B Preferred Unit per annum).

On May 17, 2021, the Partnership paid the initial quarterly cash distribution of $0.3365 per unit on the Series B Preferred Units, covering the period from March 24, 2021 (the issuance date of the Series B Preferred Units) through

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 14, 2021, totaling approximately $1.0 million. On August 16, 2021, the Partnership paid the quarterly cash distribution of $0.59375 per unit covering the period from May 15, 2021 through August 14, 2021, totaling approximately $1.8 million. On November 15, 2021, the Partnership paid the quarterly cash distribution of $0.59375 per unit covering the period from August 15, 2021 through November 14, 2021, totaling approximately $1.8 million.

In addition, on January 18, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from November 15, 2021 through February 14, 2022 to holders of record as of the opening of business on February 1, 2022. On February 15, 2022, the Partnership paid the total cash distribution of approximately $1.8 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 20. Segment Reporting

The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane. The Partnership also receives revenue from convenience store and prepared food sales, rental income and sundries. The Partnership’s three operating segments are based upon the revenue sources for which discrete financial information is reviewed by the chief operating decision maker (the “CODM”) to make key operating decisions and assess performance and include Wholesale, GDSO and Commercial.

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

In the GDSO reporting segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub jobbers. Station operations include (i) convenience store and prepared food sales, (ii) rental income from gasoline stations leased to dealers, from commissioned agents and from cobranding arrangements and (iii) sundries (such as car wash sales and lottery and ATM commissions).

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2021	2020	2019
Wholesale Segment: (1)
Sales
Gasoline and gasoline blendstocks	$5,357,128	$3,243,676	$5,897,458
Other oils and related products (2)	2,465,232	1,625,600	2,125,776
Crude oil (3)	61,776	84,046	96,419
Total	$7,884,136	$4,953,322	$8,119,653
Product margin
Gasoline and gasoline blendstocks	$86,289	$101,806	$86,661
Other oils and related products (2)	65,429	84,927	53,384
Crude oil (3)	(12,845)	(672)	(13,047)
Total	$138,873	$186,061	$126,998
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$4,137,969	$2,545,616	$3,806,892
Station operations (4)	476,405	431,041	466,761
Total	$4,614,374	$2,976,657	$4,273,653
Product margin
Gasoline	$413,756	$398,016	$374,550
Station operations (4)	233,881	205,926	225,078
Total	$647,637	$603,942	$599,628
Commercial Segment: (1)
Sales	$749,767	$391,620	$688,424
Product margin	$15,604	$12,279	$24,061
Combined sales and Product margin:
Sales	$13,248,277	$8,321,599	$13,081,730
Product margin (5)	$802,114	$802,282	$750,687
Depreciation allocated to cost of sales	(82,851)	(81,144)	(87,930)
Combined gross profit	$719,263	$721,138	$662,757
(1)	Segment reporting results for 2020 and 2019 have been reclassified between the Wholesale and Commercial segments to conform to the Partnership’s current presentation.
(2)	Other oils and related products primarily consist of distillates and residual oil.
(3)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(4)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(5)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 475 million gallons, 425 million gallons and 500 million gallons of the GDSO segment’s sales for the years ended December 31, 2021, 2020 and 2019, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

None of the Partnership’s customers accounted for greater than 10% of total sales for years ended December 31, 2021, 2020 and 2019.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2021	2020	2019
Combined gross profit	$719,263	$721,138	$662,757
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	212,878	192,533	170,937
Operating expenses	353,582	323,298	342,382
Lease exit and termination gain	—	—	(493)
Amortization expense	10,711	10,839	11,431
Net (gain) loss on sale and disposition of assets	(506)	275	(2,730)
Long-lived asset impairment	380	1,927	2,022
Total operating costs and expenses	577,045	528,872	523,549
Operating income	142,218	192,266	139,208
Interest expense	(80,086)	(83,539)	(89,856)
Loss on early extinguishment of debt	—	(7,164)	(13,080)
Income tax (expense) benefit	(1,336)	119	(1,094)
Net income	60,796	101,682	35,178
Net loss attributable to noncontrolling interest	—	528	689
Net income attributable to Global Partners LP	$60,796	$102,210	$35,867

The Partnership’s foreign assets and foreign sales were immaterial as of and for the years ended December 31, 2021, 2020 and 2019.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at December 31, (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
December 31, 2021	$739,523	$—	$1,655,475	$436,167	$2,831,165
December 31, 2020	$649,301	$—	$1,581,397	$309,802	$2,540,500

Note 21. Net Income Per Limited Partner Unit

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

Common units outstanding as reported in the accompanying consolidated financial statements at December 31, 2021 and 2020 excludes 42,336 and 29,383 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 17). These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all years presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of net income and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the years presented (in thousands, except per unit data):

	Year Ended December 31, 2021
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$60,796	$57,215	$3,581	$—
Declared distribution	$82,258	$78,528	$555	$3,175
Assumed allocation of undistributed net loss	(21,462)	(21,313)	(149)	—
Assumed allocation of net income	$60,796	$57,215	$406	$3,175
Less: Preferred limited partner interest in net income		12,209
Net income attributable to common limited partners		$45,006
Denominator:
Basic weighted average common units outstanding		33,942
Dilutive effect of phantom units		336
Diluted weighted average common units outstanding		34,278
Basic net income per common limited partner unit		$1.33
Diluted net income per common limited partner unit		$1.31

	Year Ended December 31, 2020
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$102,210	$100,811	$1,399	$—
Declared distribution	$65,823	$64,676	$433	$714
Assumed allocation of undistributed net income	36,387	36,135	252	—
Assumed allocation of net income	$102,210	$100,811	$685	$714
Less: Preferred limited partner interest in net income		6,728
Net income attributable to common limited partners		$94,083
Denominator:
Basic weighted average common units outstanding		33,907
Dilutive effect of phantom units		401
Diluted weighted average common units outstanding		34,308
Basic net income per common limited partner unit		$2.77
Diluted net income per common limited partner unit		$2.74

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2019
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$35,867	$34,488	$1,379	$—
Declared distribution	$71,988	$70,372	$477	$1,139
Assumed allocation of undistributed net loss	(36,121)	(35,884)	(237)	—
Assumed allocation of net income	$35,867	$34,488	$240	$1,139
Less: Preferred limited partner interest in net income		6,728
Net income attributable to common limited partners		$27,760
Denominator:
Basic weighted average common units outstanding		33,810
Dilutive effect of phantom units		529
Diluted weighted average common units outstanding		34,339
Basic net income per common limited partner unit		$0.82
Diluted net income per common limited partner unit		$0.81

The board of directors of the General Partner declared the following quarterly cash distributions on its common units for the four quarters ended December 31, 2021:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 26, 2021	$0.5750	March 31, 2021
July 27, 2021	$0.5750	June 30, 2021
October 25, 2021	$0.5750	September 30, 2021
January 25, 2022	$0.5850	December 31, 2021

The board of directors of the General Partner declared the following quarterly cash distributions on the Series A Preferred Units earned during 2021:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 19, 2021	$0.609375	February 15, 2021 - May 14, 2021
July 19, 2021	$0.609375	May 15, 2021 - August 14, 2021
October 18, 2021	$0.609375	August 15, 2021 - November 14, 2021
January 18, 2022	$0.609375	November 15, 2021 - February 14, 2022

The board of directors of the General Partner declared the following quarterly cash distributions on the Series B Preferred Units earned during 2021:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
April 19, 2021	$0.336500	March 24, 2021 - May 14, 2021
July 19, 2021	$0.593750	May 15, 2021 - August 14, 2021
October 18, 2021	$0.593750	August 15, 2021 - November 14, 2021
January 18, 2022	$0.593750	November 15, 2021 - February 14, 2022

See Note 18, “Partners’ Equity, Allocations and Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22. Changes in Accumulated Other Comprehensive (Loss) Income)

The following table presents the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Pension	Derivatives Designated as
	Plan	Cash Flow Hedges	Total
Balance at December 31, 2019	$(5,076)	$—	$(5,076)
Other comprehensive income	(263)	9,400	9,137
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(143)	(2,318)	(2,461)
Total comprehensive (loss) income	(406)	7,082	6,676
Balance at December 31, 2020	(5,482)	7,082	1,600
Other comprehensive income	4,078	8,121	12,199
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(498)	(15,203)	(15,701)
Total comprehensive income	3,580	(7,082)	(3,502)
Balance at December 31, 2021	$(1,902)	$—	$(1,902)

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

Other

In January 2022, the Partnership was served with a complaint filed in the Middlesex County Superior Court of the Commonwealth of Massachusetts against the Partnership and its wholly owned subsidiaries, Global Companies LLC (“Global Companies”) and Alliance Energy LLC (“Alliance”), alleging, among other things, that a plaintiff truck driver, while (1) loading gasoline and diesel fuel at terminals owned and operated by the Partnership located in Albany, New York and Revere, Massachusetts and (2) unloading gasoline and diesel fuel at gasoline stations owned and/or operated by the Partnership throughout New York, Massachusetts and New Hampshire, contracted aplastic anemia as a result of exposure to benzene-containing products and/or vapors therefrom. The Partnership, Global Companies and Alliance have meritorious defenses to the allegations in the complaint and will vigorously contest the actions taken by the plaintiff.

In October 2020, the Partnership was served with a complaint filed against the Partnership and its wholly owned subsidiary, Global Companies alleging, among other things, wrongful death and loss of consortium. The complaint, filed in the Middlesex County Superior Court of the Commonwealth of Massachusetts, alleges, among other things, that a

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

truck driver (whose estate is a co-plaintiff), while loading gasoline and diesel fuel at terminals owned and operated by the Partnership located in Albany, New York and Burlington, Vermont, was exposed to benzene-containing products and/or vapors therefrom. The Partnership and Global Companies have meritorious defenses to the allegations in the complaint and will vigorously contest the actions taken by the plaintiffs.

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP. The Partnership denied the allegations and the NYSDEC did not issue any such NOV. The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils. The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorized the Partnership to increase the throughput of crude oil at the Albany Terminal. According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements. The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program and the NYSDEC never issued an NOV in the matter. The CAA authorizes the EPA to take enforcement action if there are violations of the New York SIP seeking compliance and penalties. The Partnership has denied the NOV allegations and asserts that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law occurred. The Partnership disputed the claims alleged in the NOV and first responded to the EPA in September 2016. The Partnership met with the EPA and provided additional information at the agency’s request. On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV. On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying. The EPA did not respond with such evidence, but instead has requested that the Partnership enter into a series of tolling agreements. The Partnership signed the tolling agreements with respect to this matter, as requested by the EPA, and such agreements currently extend through June 30, 2022. To date, the EPA has not taken any further formal action with respect to the NOV.

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

Note 24. Subsequent Events

Distribution to Series A Preferred Unitholders—On February 15, 2022, the Partnership paid a cash distribution of approximately $1.7 million to holders of its Series A Preferred Units of record as of the opening of business on February 1, 2022.

Distribution to Series B Preferred Unitholders—On February 15, 2022, the Partnership paid a cash distribution of approximately $1.8 million to holders of its Series B Preferred Units of record as of the opening of business on February 1, 2022.

Distribution to Common Unitholders—On February 14, 2022, the Partnership paid a cash distribution of approximately $20.9 million to its common unitholders of record as of the close of business on February 8, 2022.

Acquisitions—On February 1, 2022, the Partnership acquired substantially all of the retail motor fuel assets in Virginia and North Carolina from Miller Oil Co., Inc. The acquisition includes 21 company-operated Miller’s Neighborhood Market convenience stores and 2 fuel sites that are either owned or leased, including lessee dealer and commissioned agent locations, all located in Virginia, and 34 fuel supply only sites, primarily in Virginia.

On January 25, 2022, the Partnership acquired substantially all of the assets from Connecticut-based Consumers Petroleum of Connecticut, Incorporated. The acquisition includes 26 company-owned Wheels convenience stores and related fuel operations located in Connecticut (after the disposition of one site pursuant to the terms of the Federal Trade Commission’s consent order) and 22 fuel-supply only sites located in Connecticut and New York. The purchase price, subject to post-closing adjustments, was approximately $151.0 million. The acquisition was funded with borrowings under the Partnership’s revolving credit facility.