Form 10-Q
period 2022-03-31
GLOBAL PARTNERS LP
filed 2022-05-06
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The issuer had 33,995,563 common units outstanding as of May 4, 2022.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$10,834	$10,849
Accounts receivable, net	526,098	411,194
Accounts receivable—affiliates	2,238	1,139
Inventories	511,905	509,517
Brokerage margin deposits	53,563	33,658
Derivative assets	17,828	11,652
Prepaid expenses and other current assets	77,935	87,076
Total current assets	1,200,401	1,065,085
Property and equipment, net	1,202,867	1,099,348
Right of use assets, net	277,157	280,284
Intangible assets, net	33,207	26,014
Goodwill	409,424	328,135
Other assets	30,016	32,299
Total assets	$3,153,072	$2,831,165
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$466,275	$353,296
Working capital revolving credit facility—current portion	178,600	204,700
Lease liability—current portion	57,514	62,352
Environmental liabilities—current portion	4,642	4,642
Trustee taxes payable	43,881	44,223
Accrued expenses and other current liabilities	105,013	138,733
Derivative liabilities	52,008	31,654
Total current liabilities	907,933	839,600
Working capital revolving credit facility—less current portion	200,000	150,000
Revolving credit facility	228,000	43,400
Senior notes	739,736	739,310
Long-term lease liability—less current portion	228,702	228,203
Environmental liabilities—less current portion	59,913	48,163
Financing obligations	143,837	144,444
Deferred tax liabilities	57,279	56,817
Other long—term liabilities	55,066	53,461
Total liabilities	2,620,466	2,303,398
Partners’ equity
Series A preferred limited partners (2,760,000 units issued and outstanding at March 31, 2022 and December 31, 2021)	67,226	67,226
Series B preferred limited partners (3,000,000 units issued and outstanding at March 31, 2022 and December 31, 2021)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,953,227 outstanding at March 31, 2022 and 33,995,563 units issued and 33,953,227 outstanding at December 31, 2021)	398,267	392,086
General partner interest (0.67% interest with 230,303 equivalent units outstanding at March 31, 2022 and December 31, 2021)	(1,783)	(1,948)
Accumulated other comprehensive loss	(3,409)	(1,902)
Total partners’ equity	532,606	527,767
Total liabilities and partners’ equity	$3,153,072	$2,831,165

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Sales	$4,500,538	$2,553,327
Cost of sales	4,294,300	2,408,295
Gross profit	206,238	145,032
Costs and operating expenses:
Selling, general and administrative expenses	56,281	46,324
Operating expenses	99,233	80,528
Amortization expense	2,499	2,723
Net gain on sale and disposition of assets	(4,911)	(475)
Total costs and operating expenses	153,102	129,100
Operating income	53,136	15,932
Interest expense	(21,474)	(20,359)
Income before income tax (expense) benefit	31,662	(4,427)
Income tax (expense) benefit	(1,177)	130
Net income (loss)	30,485	(4,297)
Less: General partner’s interest in net income (loss), including incentive distribution rights	1,177	739
Less: Preferred limited partner interest in net income	3,463	1,820
Net income (loss) attributable to common limited partners	$25,845	$(6,856)
Basic net income (loss) per common limited partner unit	$0.76	$(0.20)
Diluted net income (loss) per common limited partner unit	$0.76	$(0.20)
Basic weighted average common limited partner units outstanding	33,953	33,967
Diluted weighted average common limited partner units outstanding	34,085	34,296

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$30,485	$(4,297)
Other comprehensive (loss) income:
Change in fair value of cash flow hedges	—	2,052
Change in pension liability	(1,507)	46
Total other comprehensive (loss) income	(1,507)	2,098
Comprehensive income (loss)	$28,978	$(2,199)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$30,485	$(4,297)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,701	24,975
Amortization of deferred financing fees	1,390	1,344
Bad debt expense	51	(68)
Unit-based compensation expense	204	259
Net gain on sale and disposition of assets	(4,911)	(475)
Changes in operating assets and liabilities:
Accounts receivable	(114,955)	(86,794)
Accounts receivable-affiliate	(1,099)	(2,110)
Inventories	2,229	(84,024)
Broker margin deposits	(19,905)	(9,687)
Prepaid expenses, all other current assets and other assets	10,658	33,628
Accounts payable	112,979	30,118
Trustee taxes payable	(342)	4,332
Change in derivatives	14,178	16,918
Accrued expenses, all other current liabilities and other long-term liabilities	(35,035)	(30,102)
Net cash provided by (used in) operating activities	22,628	(105,983)
Cash flows from investing activities
Acquisitions	(214,894)	(7,071)
Capital expenditures	(17,093)	(16,901)
Seller note issuances	—	(1,690)
Proceeds from sale of property and equipment	25,187	2,994
Net cash used in investing activities	(206,800)	(22,668)
Cash flows from financing activities
Net proceeds from issuance of Series B preferred units	—	72,167
Net borrowings from working capital revolving credit facility	23,900	168,000
Net borrowings from (payments on) revolving credit facility	184,600	(88,600)
LTIP units withheld for tax obligations	(6)	(26)
Distributions to limited partners and general partner	(24,337)	(21,006)
Net cash provided by financing activities	184,157	130,535
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(15)	1,884
Cash and cash equivalents at beginning of period	10,849	9,714
Cash and cash equivalents at end of period	$10,834	$11,598
Supplemental information
Cash paid during the period for interest	$29,524	$16,235

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three months ended March 31, 2022	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2021	$67,226	$72,305	$392,086	$(1,948)	$(1,902)	$527,767
Net income	1,682	1,781	25,845	1,177	—	30,485
Distributions to limited partners and general partner	(1,682)	(1,781)	(19,887)	(1,012)	—	(24,362)
Unit-based compensation	—	—	204	—	—	204
Other comprehensive income	—	—	—	—	(1,507)	(1,507)
LTIP units withheld for tax obligations	—	—	(6)	—	—	(6)
Dividends on repurchased units	—	—	25	—	—	25
Balance at March 31, 2022	$67,226	$72,305	$398,267	$(1,783)	$(3,409)	$532,606

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three months ended March 31, 2021	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2020	$67,226	$—	$428,842	$(2,169)	$1,600	$495,499
Issuance of Series B preferred units	—	72,167	—	—	—	72,167
Net income (loss)	1,682	138	(6,856)	739	—	(4,297)
Distributions to limited partners and general partner	(1,682)	—	(18,698)	(642)	—	(21,022)
Unit-based compensation	—	—	259	—	—	259
Other comprehensive income	—	—	—	—	2,098	2,098
LTIP units withheld for tax obligations	—	—	(26)	—	—	(26)
Dividends on repurchased units	—	—	16	—	—	16
Balance at March 31, 2021	$67,226	$72,305	$403,537	$(2,072)	$3,698	$544,694

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of March 31, 2022, the Partnership had a portfolio of 1,689 owned, leased and/or supplied gasoline stations, including 342 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of March 31, 2022, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,173,345 common units, representing a 18.2% limited partner interest.

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

2022 Events

Amendments to the Credit Agreement—On March 9, 2022, the Partnership and certain of its subsidiaries entered into the sixth amendment to third amended and restated credit agreement which, among other things, increased the total aggregate commitment to $1.55 billion. On March 30, 2022, the Partnership and certain of its subsidiaries entered into the seventh amendment to third amended and restated credit agreement which, among other things, refreshed the accordion feature under the credit agreement. See Note 7 for additional information on these amendments.

Acquisitions—On February 1, 2022, the Partnership acquired substantially all of the retail motor fuel assets from Miller Oil Co., Inc. (“Miller Oil”). See Note 2.

On January 25, 2022, the Partnership acquired substantially all of the assets from Connecticut-based Consumers Petroleum of Connecticut, Incorporated (“Consumers Petroleum”). See Note 2.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The financial results of Miller Oil and Consumers Petroleum since the respective acquisition date are included in the accompanying statement of operations for the three months ended March 31, 2022. The accompanying consolidated financial statements as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods. The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto contained in the Partnership’s Annual Report on Form 10-K. The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2022. The consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	60%	62%
Distillates (home heating oil, diesel and kerosene) and residual oil sales	37%	33%
Crude oil sales and crude oil logistics revenue	—%	1%
Convenience store and prepared food sales, rental income and sundries	3%	4%
Total	100%	100%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Wholesale segment	21%	18%
Gasoline Distribution and Station Operations segment	76%	79%
Commercial segment	3%	3%
Total	100%	100%

See Note 13, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three months ended March 31, 2022 and 2021.

Note 2.    Business Combinations

Acquisition from Miller Oil Co., Inc.—On February 1, 2022, the Partnership acquired substantially all of the retail motor fuel assets from Miller Oil in a cash transaction. The acquisition includes 21 company-operated Miller’s Neighborhood Market convenience stores and 2 fuel sites that are either owned or leased, including lessee dealer and commissioned agent locations, all located in Virginia, and 34 fuel supply only sites, primarily in Virginia. The purchase price was approximately $60.2 million, including inventory. The acquisition was funded with borrowings under the Partnership’s revolving credit facility.

The preliminary fair values of the assets acquired and liabilities assumed as of February 1, 2022, the acquisition date, are set forth in the table below. The excess of the purchase price over the aggregate acquisition date value of identifiable net assets acquired was recorded as goodwill and assigned to the GDSO segment. Substantially all of the goodwill is expected to be deductible for tax purposes. These preliminary acquisition date values were generally determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the acquisition accounting is not complete, and additional information that existed at the acquisition date may become known to the Partnership during the remainder of the measurement period. As of the filing date of this Form 10-Q, the Partnership is still in the process of valuing the assets acquired from Miller Oil, including inventory, property and equipment, right of use assets, intangible assets and liabilities.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$2,317
Property and equipment	37,530
Right of use assets	5,139
Intangibles	5,555
Total identifiable assets purchased	50,541
Liabilities assumed:
Accrued expenses and other current liabilities	(851)
Environmental liabilities	(4,596)
Lease liability	(5,969)
Other non-current liabilities	(406)
Total liabilities assumed	(11,822)
Net identifiable assets acquired	38,719
Goodwill	21,448
Net assets acquired	$60,167

The fair values of the remaining assets and liabilities noted above approximate their carrying values at February 1, 2022.

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

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts that are being amortized over three to eight years. Amortization expense related to the intangible assets was immaterial for the three months ended March 31, 2022.

In connection with the acquisition of Miller Oil, the Partnership incurred acquisition costs of approximately $0.4 million for the three months ended March 31, 2022, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Acquisition from Consumers Petroleum of Connecticut Incorporated—On January 25, 2022, the Partnership acquired substantially all of the assets from Consumers Petroleum in a cash transaction. The acquisition includes 26 company-owned Wheels convenience stores and related fuel operations located in Connecticut and 22 fuel-supply only sites located in Connecticut and New York. The purchase price, subject to post-closing adjustments, was approximately $154.7 million, including inventory. The acquisition was funded with borrowings under the Partnership’s revolving credit facility.

The preliminary fair values of the assets acquired and liabilities assumed as of January 25, 2022, the acquisition date, are set forth in the table below. The excess of the purchase price over the aggregate acquisition date value of identifiable net assets acquired was recorded as goodwill and assigned to the GDSO segment. Substantially all of the goodwill is expected to be deductible for tax purposes. These preliminary acquisition date values were generally determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the acquisition accounting is not complete, and additional

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

information that existed at the acquisition date may become known to the Partnership during the remainder of the measurement period. As of the filing date of this Form 10-Q, the Partnership is still in the process of valuing the assets acquired from Consumers Petroleum, including inventory, property and equipment, right of use assets, intangible assets and liabilities.

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$2,475
Property and equipment	88,288
Right of use assets	4,482
Intangibles	4,136
Other non-current assets	182
Total identifiable assets purchased	99,563
Liabilities assumed:
Environmental liabilities	(7,256)
Lease liability	(2,372)
Other non-current liabilities	(329)
Total liabilities assumed	(9,957)
Net identifiable assets acquired	89,606
Goodwill	65,121
Net assets acquired	$154,727

The fair values of the remaining assets and liabilities noted above approximate their carrying values at January 25, 2022.

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

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts that are being amortized over four to eight years. Amortization expense related to the intangible assets was immaterial for the three months ended March 31, 2022.

In connection with the acquisition of Consumers Petroleum, the Partnership incurred acquisition costs of approximately $0.9 million for the three months ended March 31, 2022, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Supplemental Pro Forma Information—Revenues and net income not included in the Partnership’s consolidated operating results for Miller Oil and Consumers Petroleum from January 1, 2022 through the respective acquisition date were immaterial.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended March 31, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$1,011,786	$1,276,961	$222,573	$2,511,320
Station operations	—	96,566	—	96,566
Total revenue from contracts with customers	1,011,786	1,373,527	222,573	2,607,886
Other sales:
Revenue originating as physical forward contracts and exchanges	1,765,004	—	107,409	1,872,413
Revenue from leases	913	19,326	—	20,239
Total other sales	1,765,917	19,326	107,409	1,892,652
Total sales	$2,777,703	$1,392,853	$329,982	$4,500,538

	Three Months Ended March 31, 2021
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$684,014	$756,008	$18,784	$1,458,806
Station operations	—	81,848	—	81,848
Total revenue from contracts with customers	684,014	837,856	18,784	1,540,654
Other sales:
Revenue originating as physical forward contracts and exchanges	866,904	—	126,886	993,790
Revenue from leases	567	18,316	—	18,883
Total other sales	867,471	18,316	126,886	1,012,673
Total sales	$1,551,485	$856,172	$145,670	$2,553,327

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both March 31, 2022 and December 31, 2021.

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

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Distillates: home heating oil, diesel and kerosene	$134,882	$244,067
Gasoline	202,582	123,824
Gasoline blendstocks	96,331	50,599
Crude oil	3,252	3,678
Residual oil	41,357	60,286
Renewable identification numbers (RINs)	6,462	4,218
Convenience store inventory	27,039	22,845
Total	$511,905	$509,517

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $1.0 million and $1.3 million at March 31, 2022 and December 31, 2021, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $32.2 million and $20.6 million at March 31, 2022 and December 31, 2021, respectively. Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment (in thousands):

Balance at December 31, 2021	$328,135
Acquisition of Miller Oil (1)	21,448
Acquisition of Consumers Petroleum (1)	65,121
Dispositions (2)	(5,280)
Balance at March 31, 2022	$409,424
(1)	See Note 2 for information on the Partnership’s business combinations.
(2)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Buildings and improvements	$1,393,464	$1,327,002
Land	516,278	457,260
Fixtures and equipment	39,232	38,646
Idle plant assets	30,500	30,500
Construction in process	50,591	52,716
Capitalized internal use software	32,740	32,740
Total property and equipment	2,062,805	1,938,864
Less accumulated depreciation	859,938	839,516
Total	$1,202,867	$1,099,348

Property and equipment includes retail gasoline station assets held for sale of $0 and $6.1 million at March 31, 2022 and December 31, 2021, respectively, and terminal assets held for sale of $26.5 million and $26.3 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, the Partnership had a $39.1 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at March 31, 2022 and December 31, 2021.

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

Note 7.    Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.55 billion senior secured credit facility (the “Credit Agreement”). The Credit Agreement matures on May 6, 2024.

On March 9, 2022, the Partnership and certain of its subsidiaries entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”) which, among other things, amended certain terms and provisions of the Credit Agreement to provide for $200.0 million of working capital interim commitments which increased the total aggregate commitment from $1.35 billion to $1.55 billion. On March 30, 2022, the Partnership and certain of its subsidiaries entered into a seventh amendment to the Credit Agreement (the “Seventh Amendment”) which, among other things, (i) increased the working capital revolving credit facility by $200.0 million and simultaneous reduced the working capital interim commitments to $0; (ii) refreshed the accordion feature under the Credit Agreement to permit the Partnership to request increases of up to $300.0 million in the total credit facility; and (iii) replaced the Cost of Funds (as defined in the Credit Agreement) pricing option with a Daily secured overnight financing rate (“SOFR”) pricing option. All other material terms of the Credit Agreement remain substantially the same as disclosed in Note 8 of Notes to

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

There are two facilities under the Credit Agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $1.1 billion; and

●	a $450.0 million revolving credit facility to be used for general corporate purposes.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions then applicable to the Credit Agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.85 billion. Any such request for an increase must be in a minimum amount of $25.0 million. The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.55 billion.

In addition, the Credit Agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $75.0 million and (b) the Aggregate WC Commitments (as defined in the Credit Agreement). Swing line loans will bear interest at the Base Rate (as defined in the Credit Agreement). The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.55 billion.

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Daily or Term SOFR plus a 0.10% SOFR adjustment plus 2.00% to 2.50%, or (2) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the Credit Agreement). Borrowings under the revolving credit facility bear interest at (1) the Daily or Term SOFR plus a 0.10% SOFR adjustment plus 1.75% to 2.75%, or (2) the base rate plus 0.75% to 1.75%, each depending on the Combined Total Leverage Ratio (as defined in the Credit Agreement).

The average interest rates for the Credit Agreement were 2.3% and 2.7% for the three months ended March 31, 2022 and 2021, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at March 31, 2022 the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $200.0 million over the next twelve months.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the total borrowings and availability under the Credit Agreement (in millions):

	March 31,	December 31,
	2022	2021
Total available commitments	$1,550.0	$1,350.0

Working capital revolving credit facility—current portion	178.6	204.7
Working capital revolving credit facility—less current portion	200.0	150.0
Revolving credit facility	228.0	43.4
Total borrowings outstanding	606.6	398.1

Less outstanding letters of credit	209.0	156.0

Total remaining availability for borrowings and letters of credit (1)	$734.4	$795.9
(1)	Subject to borrowing base limitations.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at March 31, 2022.

Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on the Credit Agreement.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In connection with the Sixth Amendment and Seventh Amendment, the Partnership capitalized additional financing fees of $1.0 million. The Partnership had unamortized deferred financing fees of $18.4 million and $18.8 million at March 31, 2022 and December 31, 2021, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $7.5 million at both March 31, 2022 and December 31, 2021. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $10.3 million and $10.7 million at March 31, 2022 and December 31, 2021, respectively. Unamortized fees related to the Partnership’s sale-lease transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.6 million at both March 31, 2022 and December 31, 2021.

Amortization expense of approximately $1.4 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively, is included in interest expense in the accompanying consolidated statements of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Borrowings from working capital revolving credit facility	$669,100	$533,500
Payments on working capital revolving credit facility	(645,200)	(365,500)
Net borrowings from working capital revolving credit facility	$23,900	$168,000
Borrowings from revolving credit facility	$384,000	$—
Payments on revolving credit facility	(199,400)	(88,600)
Net borrowings from (payments on) revolving credit facility	$184,600	$(88,600)

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at March 31, 2022 and December 31, 2021. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on these senior notes.

Financing Obligations

The Partnership had financing obligations outstanding at March 31, 2022 and December 31, 2021 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on these financial obligations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at March 31, 2022:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	86,098	Thousands of barrels
Short	(89,269)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	3,793	Thousands of barrels
Short	(3,954)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2022	2021
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(10,804)	$(5,494)
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$21,771	$3,500

Cash Flow Hedges

In 2020, to hedge the Partnership’s cash flow risk relative to certain trends and the fluctuations in commodity prices observed within the GDSO segment, the Partnership entered into exchange-traded commodity swap contracts and designated them as a cash flow hedge of its fuel purchases designed to reduce its cost of fuel if market prices rise through 2021 or increase its cost of fuel if market prices decrease through 2021. All exchange traded commodity swap contracts expired on December 31, 2021; therefore, the amount of income recognized in other comprehensive income as of March 31, 2022 and expected to be reclassified into earnings within the next 12 months was $0.

The amount of income recognized in other comprehensive income for derivatives designated in cash flow hedging relationships was $0 and $4.6 million for the three months ended March 31, 2022 and 2021, respectively. The amount of income reclassified from other comprehensive income into cost of sales for derivatives designated in cash flow hedging relationships was $0 and $2.5 million for the three months ended March 31, 2022 and 2021, respectively.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
Derivatives not designated as	Recognized in	March 31,
hedging instruments	Income on Derivatives	2022	2021
Commodity contracts	Cost of sales	$5,748	$4,908

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at March 31, 2022 and December 31, 2021 (in thousands):

		March 31, 2022
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$10,369	$159,068	$169,437
Forward derivative contracts (1)	Derivative assets	—	17,828	17,828
Total asset derivatives		$10,369	$176,896	$187,265

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(263,937)	$(263,937)
Forward derivative contracts (1)	Derivative liabilities	—	(52,008)	(52,008)
Total liability derivatives		$—	$(315,945)	$(315,945)

		December 31, 2021
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$1,476	$106,629	$108,105
Forward derivative contracts (1)	Derivative assets	—	11,652	11,652
Total asset derivatives		$1,476	$118,281	$119,757

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(9,201)	$(72,993)	$(82,194)
Forward derivative contracts (1)	Derivative liabilities	—	(31,654)	(31,654)
Total liability derivatives		$(9,201)	$(104,647)	$(113,848)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Please read Note 2 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on derivative financial instruments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value at March 31, 2022
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$17,828	$—	$17,828
Exchange-traded/cleared derivative instruments (2)	(94,500)	—	148,063	53,563
Pension plans	20,816	—	—	20,816
Total assets	$(73,684)	$17,828	$148,063	$92,207

Liabilities:
Forward derivative contracts (1)	$—	$(52,008)	$—	$(52,008)

	Fair Value at December 31, 2021
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$11,652	$—	$11,652
Exchange-traded/cleared derivative instruments (2)	25,911	—	7,747	33,658
Pension plans	22,703	—	—	22,703
Total assets	$48,614	$11,652	$7,747	$68,013

Liabilities:
Forward derivative contracts (1)	$—	$(31,654)	$—	$(31,654)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

There were no Level 3 derivative contracts at both March 31, 2022 and December 31, 2021. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of certain of the Partnership’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of the credit facility approximates fair value due to the variable rate nature of these financial instruments.

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

	March 31, 2022		December 31, 2021
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$399,000	$400,000	$412,000
6.875% senior notes due 2029	$350,000	$344,750	$350,000	$358,750

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 2 for acquired assets and liabilities measured on a non-recurring basis.

Note 10.    Environmental Liabilities

In connection with the acquisitions of retail gasoline and convenience store assets from Miller Oil and Consumers Petroleum (see Note 2), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $4.6 million and $7.3 million for Miller Oil and Consumers Petroleum, respectively, as of March 31, 2022.

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2022 (in thousands):

	Balance at				Other	Balance at
	December 31,	Additions	Payments	Dispositions	Adjustments	March 31,
Environmental Liability Related to:	2021	2022	2022	2022	2022	2022
Retail gasoline stations	$49,261	$11,851	$(558)	$(319)	$798	$61,033
Terminals	3,544	—	(22)	—	—	3,522
Total environmental liabilities	$52,805	$11,851	$(580)	$(319)	$798	$64,555
Current portion	$4,642					$4,642
Long-term portion	48,163					59,913
Total environmental liabilities	$52,805					$64,555

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.    Related Party Transactions

The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of March 31, 2022, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $39.7 million and $31.4 million for the three months ended March 31, 2022 and 2021, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from the General Partner (in thousands):

	March 31,	December 31,
	2022	2021
Receivables from the General Partner (1)	$2,238	$1,139
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

Note 12.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At March 31, 2022, there were 33,995,563 common units issued, including 6,173,345 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the three months ended March 31, 2022.

Series A Preferred Units

At March 31, 2022, there were 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three months ended March 31, 2022.

Series B Preferred Units

At March 31, 2022, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit. There have been no changes to the Series B Preferred Units during the three months ended March 31, 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distribution to common unitholders during 2022 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2022 (1)	12/31/21	$0.5850	$19,887	$141	$871	$20,899
(1)	This distribution resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on April 26, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.5950 per unit ($2.38 per unit on an annualized basis) on all of its outstanding common units for the period from January 1, 2022 through March 31, 2022. On May 13, 2022, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 9, 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Units

Distributions on the Series A Preferred Units are cumulative from August 7, 2018, the original issue date of the Series A Preferred Units, and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year (each, a “Series A Distribution Payment Date”), commencing on November 15, 2018, to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Series A Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose. Distributions on the Series A Preferred Units will be paid out of Available Cash with respect to the quarter immediately preceding the applicable Series A Distribution Payment Date.

Distributions on the Series B Preferred Units are cumulative from March 24, 2021, the original issue date of the Series B Preferred Units, and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year (each, a “Series B Distribution Payment Date”), commencing on May 15, 2021, to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Series B Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose. Distributions on the Series B Preferred Units will be paid out of Available Cash with respect to the quarter immediately preceding the applicable Series B Distribution Payment Date.

The Partnership paid the following cash distributions on the Series A Preferred Units and the Series B Preferred Units during 2022 (in thousands, except per unit data):

		Series A Preferred Units		Series B Preferred Units
	For the	Per Unit		Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution	Distribution	Distribution
2/15/2022	11/15/21 - 2/14/22	$0.609375	$1,682	$0.59375	$1,781

In addition, on April 18, 2022, the board of directors (“the Board”) of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from February 15, 2022 through May 14, 2022. This distribution will be payable on May 16, 2022 to holders of record as of the opening of business on May 2, 2022.

The Board also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from February 15, 2022 through May 14, 2022. This distribution will be payable on May 16, 2022 to holders of record as of the opening of business on May 2, 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,420,226	$819,398
Other oils and related products (1)	1,356,003	715,169
Crude oil (2)	1,474	16,918
Total	$2,777,703	$1,551,485
Product margin
Gasoline and gasoline blendstocks	$(2,285)	$16,405
Other oils and related products (1)	53,122	18,615
Crude oil (2)	(3,749)	(4,527)
Total	$47,088	$30,493
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,276,961	$756,008
Station operations (3)	115,892	100,164
Total	$1,392,853	$856,172
Product margin
Gasoline	$114,886	$80,252
Station operations (3)	58,097	50,157
Total	$172,983	$130,409
Commercial Segment:
Sales	$329,982	$145,670
Product margin	$8,141	$4,190
Combined sales and Product margin:
Sales	$4,500,538	$2,553,327
Product margin (4)	$228,212	$165,092
Depreciation allocated to cost of sales	(21,974)	(20,060)
Combined gross profit	$206,238	$145,032
(1)	Other oils and related products primarily consist of distillates and residual oil.
(2)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(3)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(4)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 101 million gallons and 100 million gallons of the GDSO segment’s sales for the three months ended March 31, 2022 and 2021, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Combined gross profit	$206,238	$145,032
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	56,281	46,324
Operating expenses	99,233	80,528
Amortization expense	2,499	2,723
Net gain on sale and disposition of assets	(4,911)	(475)
Total operating costs and expenses	153,102	129,100
Operating income	53,136	15,932
Interest expense	(21,474)	(20,359)
Income tax (expense) benefit	(1,177)	130
Net income (loss)	$30,485	$(4,297)

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three months ended March 31, 2022 and 2021.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2022 and December 31, 2021 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
March 31, 2022	$729,831	$—	$1,871,058	$552,183	$3,153,072
December 31, 2021	$739,523	$—	$1,655,475	$436,167	$2,831,165

Note 14.    Net Income Per Common Limited Partner Unit

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

Common units outstanding as reported in the accompanying consolidated financial statements at both March 31, 2022 and December 31, 2021 excludes 42,336 common units held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income (loss) per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income (loss)	$30,485	$29,308	$1,177	$—	$(4,297)	$(5,036)	$739	$—
Declared distribution	$21,344	$20,227	$144	$973	$20,453	$19,547	$138	$768
Assumed allocation of undistributed net income (loss)	9,141	9,081	60	—	(24,750)	(24,583)	(167)	—
Assumed allocation of net income (loss)	$30,485	$29,308	$204	$973	$(4,297)	$(5,036)	$(29)	$768
Less: Preferred limited partner interest in net income		3,463				1,820
Net income (loss) attributable to common limited partners		$25,845				$(6,856)
Denominator:
Basic weighted average common units outstanding		33,953				33,967
Dilutive effect of phantom units		132				329
Diluted weighted average common units outstanding		34,085				34,296
Basic net income (loss) per common limited partner unit		$0.76				$(0.20)
Diluted net income (loss) per common limited partner unit		$0.76				$(0.20)

The board of directors of the General Partner declared the following quarterly cash distribution on its common units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 26, 2022	$0.5950	March 31, 2022

The board of directors of the General Partner declared the following quarterly cash distributions on the Series A Preferred Units and the Series B Preferred Units:

	Series A Preferred Units	Series B Preferred Units
	Per Unit Cash	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Distribution Declared	Quarterly Period Covering
April 18, 2022	$0.609375	$0.593750	February 15, 2022 - May 14, 2022

See Note 12, “Partners’ Equity and Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive income by component for the periods presented (in thousands):

Pension
Three Months Ended March 31, 2022	Plan
Balance at December 31, 2021	$(1,902)
Other comprehensive loss	(1,271)
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(236)
Total comprehensive loss	(1,507)
Balance at March 31, 2022	$(3,409)

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

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the Environmental Protection Agency’s (“EPA”), alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP. The Partnership denied the allegations and the NYSDEC did not issue any such NOV. The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils. The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorized the Partnership to increase the throughput of crude oil at the Albany Terminal. According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements. The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program and the NYSDEC never issued an NOV in the matter. The CAA authorizes the EPA to take enforcement action if there are violations of the New York SIP seeking compliance and penalties. The Partnership has denied the NOV allegations and asserts that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law occurred. The Partnership disputed the claims alleged in the NOV and first responded to the EPA in September 2016. The Partnership met with the EPA and provided additional information at the agency’s request. On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV. On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying. The EPA did not respond with such evidence, but instead has requested that the Partnership enter into a series of tolling agreements. The Partnership signed the tolling agreements with respect to this matter, as requested by the EPA, and such agreements currently extend through June 30, 2022. To date, the EPA has not taken any further formal action with respect to the NOV.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.    New Accounting Standards

There have been no recently issued accounting standards that are expected to have a material impact on the Partnership’s consolidated financial statements.

Note 18.    Subsequent Events

Distribution to Common Unitholders—On April 26, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.5950 per unit ($2.38 per unit on an annualized basis) for the period from January 1, 2022 through March 31, 2022. On May 13, 2022, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 9, 2022.

Distribution to Series A Preferred Unitholders—On April 18, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units, covering the period from February 15, 2022 through May 14, 2022. This distribution will be payable on May 16, 2022 to holders of record as of the opening of business on May 2, 2022.

Distribution to Series B Preferred Unitholders—On April 18, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from February 15, 2022 through May 14, 2022. This distribution will be payable on May 16, 2022 to holders of record as of the opening of business on May 2, 2022.

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

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions although not all forward-looking statements contain such identifying words. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on the Series A Preferred Units or the Series B Preferred Units (each as defined in Note 12 of Notes to Consolidated Financial Statements) or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

●	A significant decrease in price or demand for the products we sell or a significant decrease in the pricing of and demand for our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	The COVID-19 pandemic and certain developments in global oil markets have had, and may from time to time continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.

●	The impact on the global economy and commodity prices resulting from the conflict in Ukraine may have a negative impact on our financial condition and results of operations.

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

●Our petroleum and related products sales, logistics activities, convenience store operations and results of operations have been and could continue to be adversely affected by, among other things, changes in the petroleum products market structure, product differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for transporting petroleum and related products by rail and other modes of transportation, severe weather conditions, significant changes in prices, labor shortages and interruptions in transportation services and other necessary services and equipment, such as railcars, barges, trucks, loading equipment and qualified drivers.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of March 31, 2022, we had a portfolio of 1,689 owned, leased and/or supplied gasoline stations, including 342 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $4.4 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three months ended March 31, 2022. In addition, we had other revenues of approximately $0.1 billion for the three months ended March 31, 2022 from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2022 Events

Amendments to the Credit Agreement—On March 9, 2022, we and certain of our subsidiaries entered into the sixth amendment to third amended and restated credit agreement which, among other things, increased the total aggregate commitment to $1.55 billion. On March 30, 2022, we and certain of our subsidiaries entered into the seventh amendment to third amended and restated credit agreement which, among other things, refreshed the accordion feature under the credit agreement. See “—Liquidity and Capital Resources—Credit Agreement.”

Acquisition from Miller Oil Co., Inc.—On February 1, 2022, we acquired substantially all of the retail motor fuel assets from Miller Oil Co., Inc. (“Miller Oil”) for approximately $60.2 million, including inventory, funded with borrowings under our revolving credit facility. The acquisition includes 21 company-operated Miller’s Neighborhood Market convenience stores and 2 fuel sites that are either owned or leased, including lessee dealer and commissioned agent locations, all located in Virginia, and 34 fuel supply only sites, primarily in Virginia. See Note 2 of Notes to Consolidated Financial Statements.

Acquisition from Consumers Petroleum of Connecticut Incorporated—On January 25, 2022, we acquired substantially all of the assets from Consumers Petroleum of Connecticut, Incorporated (“Consumers Petroleum”) for approximately $154.7 million, including inventory, funded with borrowings under our revolving credit facility. The acquisition includes 26 company-owned Wheels convenience stores and related fuel operations located in Connecticut and 22 fuel-supply only sites located in Connecticut and New York. The purchase price, subject to post-closing adjustments, was approximately $154.7 million, including inventory, funded with borrowings under our revolving credit facility. See Note 2 of Notes to Consolidated Financial Statements.

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

As of March 31, 2022, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	342
Commissioned agents	293
Lessee dealers	196
Contract dealers	858
Total	1,689

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

●Our gasoline, convenience store and prepared food sales could be significantly reduced by a reduction in demand due to the impact of COVID-19, higher prices and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles. Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. In addition, higher prices could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. A reduction in our sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$30,485	$(4,297)
EBITDA (1)	$79,837	$40,907
Adjusted EBITDA (1)	$74,926	$40,432
Distributable cash flow (2)(3)	$49,877	$13,954
Wholesale Segment:
Volume (gallons)	976,837	885,437
Sales
Gasoline and gasoline blendstocks	$1,420,226	$819,398
Other oils and related products (4)	1,356,003	715,169
Crude oil (5)	1,474	16,918
Total	$2,777,703	$1,551,485
Product margin
Gasoline and gasoline blendstocks	$(2,285)	$16,405
Other oils and related products (4)	53,122	18,615
Crude oil (5)	(3,749)	(4,527)
Total	$47,088	$30,493
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	376,486	334,104
Sales
Gasoline	$1,276,961	$756,008
Station operations (6)	115,892	100,164
Total	$1,392,853	$856,172
Product margin
Gasoline	$114,886	$80,252
Station operations (6)	58,097	50,157
Total	$172,983	$130,409
Commercial Segment:
Volume (gallons)	116,802	81,431
Sales	$329,982	$145,670
Product margin	$8,141	$4,190
Combined sales and product margin:
Sales	$4,500,538	$2,553,327
Product margin (7)	$228,212	$165,092
Depreciation allocated to cost of sales	(21,974)	(20,060)
Combined gross profit	$206,238	$145,032

GDSO portfolio as of March 31, 2022 and 2021:	2022	2021
Company operated	342	283
Commissioned agents	293	281
Lessee dealers	196	206
Contract dealers	858	796
Total GDSO portfolio	1,689	1,566

	Three Months Ended
	March 31,
	2022	2021
Weather conditions:
Normal heating degree days	2,870	2,870
Actual heating degree days	2,768	2,700
Variance from normal heating degree days	(4)%	(6)%
Variance from prior period actual heating degree days	3%	16%
(1)	EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow includes a net gain on sale and disposition of assets of $4.9 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
(4)	Other oils and related products primarily consist of distillates and residual oil.
(5)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(6)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(7)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$30,485	$(4,297)
Depreciation and amortization	26,701	24,975
Interest expense	21,474	20,359
Income tax expense (benefit)	1,177	(130)
EBITDA	79,837	40,907
Net gain on sale and disposition of assets	(4,911)	(475)
Adjusted EBITDA	$74,926	$40,432

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$22,628	$(105,983)
Net changes in operating assets and liabilities and certain non-cash items	34,558	126,661
Interest expense	21,474	20,359
Income tax expense (benefit)	1,177	(130)
EBITDA	79,837	40,907
Net gain on sale and disposition of assets	(4,911)	(475)
Adjusted EBITDA	$74,926	$40,432

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Reconciliation of net income (loss) to distributable cash flow:
Net income (loss)	$30,485	$(4,297)
Depreciation and amortization	26,701	24,975
Amortization of deferred financing fees	1,390	1,344
Amortization of routine bank refinancing fees	(1,181)	(1,037)
Maintenance capital expenditures	(7,518)	(7,031)
Distributable cash flow (1)(2)	49,877	13,954
Distributions to preferred unitholders (3)	(3,463)	(1,820)
Distributable cash flow after distributions to preferred unitholders	$46,414	$12,134

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$22,628	$(105,983)
Net changes in operating assets and liabilities and certain non-cash items	34,558	126,661
Amortization of deferred financing fees	1,390	1,344
Amortization of routine bank refinancing fees	(1,181)	(1,037)
Maintenance capital expenditures	(7,518)	(7,031)
Distributable cash flow (1)(2)	49,877	13,954
Distributions to preferred unitholders (3)	(3,463)	(1,820)
Distributable cash flow after distributions to preferred unitholders	$46,414	$12,134
(1)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow includes a net gain on sale and disposition of assets of $4.9 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
(3)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $4.5 billion and $2.6 billion for the three months ended March 31, 2022 and 2021, respectively, an increase of $1.9 billion, or 73%, due to increases in prices and volume sold. Our aggregate volume of product sold was 1.5 billion gallons and 1.3 billion gallons for the three months ended March 31, 2022 and 2021, respectively, increasing 168 million gallons including an increase of 91 million gallons in our Wholesale segment due to increased volume in gasoline and gasoline blendstocks and other oils and related products, offset by a decline in volume in crude oil, and increases of 42 million gallons and 35 million gallons in our GDSO and Commercial segments, respectively.

Gross Profit

Our gross profit was $206.2 million and $145.0 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $61.2 million, or 42%, primarily in our GDSO segment, due to higher fuel margins (cents per gallon) and increased volume in gasoline distribution and improved margins in station operations due to increased activity at our convenience stores, both partially due to the acquisitions of Miller Oil and Consumers Petroleum (collectively the “Recent Acquisitions”). Our gross profit also benefitted from more favorable market conditions in other oils and related products in our Wholesale segment and improved margins in our Commercial segment. Our gross profit was negatively impacted in gasoline and gasoline blendstocks in our Wholesale segment due to less favorable market conditions.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $1.4 billion and $0.8 billion for the three months ended March 31, 2022 and 2021, respectively, an increase of $0.6 billion, or 75%, primarily due to increases in prices and, to a lesser extent, volume sold. Our gasoline and gasoline blendstocks product margin was ($2.3 million) and $16.4 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $18.7 million, or 114%, primarily due to less favorable market conditions.

Other Oils and Related Products. Sales from other oils and related products (primarily distillates and residual oil) were $1.3 billion and $0.7 billion for the three months ended March 31, 2022 and 2021, respectively, an increase of $0.6 billion, or 86%, primarily due to an increase in prices and to higher distillate volume sold. Our product margin from other oils and related products was $53.1 million and $18.6 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $34.5 million, or 185%, primarily due to more favorable market conditions largely in distillates but also in residual oil.

Crude Oil. Crude oil sales and logistics revenues were $1.5 million and $16.9 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $15.4 million, or 91%, primarily due to a decrease in volume sold. Our crude oil product margin was ($3.7 million) and ($4.5 million) for the three months ended March 31, 2022 and 2021, respectively, an increase of $0.8 million, or 17%, primarily due to the expiration of a of a pipeline connection agreement in August of 2021.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.3 billion and $0.8 billion for the three months ended March 31, 2022 and 2021, respectively, an increase of $0.5 billion, or 63%, primarily due to an increase in prices and an increase in volume sold in part due to the Recent Acquisitions. Our product margin from gasoline distribution was $114.9 million and $80.2 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $34.7 million, or 43%, primarily due to higher fuel margins (cents per gallon) and an increase in volume sold in part due to the Recent Acquisitions.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $115.9 million and $100.2 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $15.7 million, or 16%. Our product margin from station operations was $58.1 million and $50.2 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $7.9 million, or 16%. The increases in sales and product margin are primarily due to increases in activity at our convenience stores, in part due to the Recent Acquisitions.

Results for Commercial Segment

Our commercial sales were $330.0 million and $145.7 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $184.3 million or 126%, due to increases in prices and volume sold. Our commercial product margin was $8.1 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $3.9 million, or 93%. The increases in sales and product margins are primarily due to an increase bunkering activity.

Selling, General and Administrative Expenses

SG&A expenses were $56.3 million and $46.3 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $10.0 million, or 21%, including increases of $4.9 million in accrued discretionary incentive compensation, $2.4 million in wages and benefits and $2.7 million in various other SG&A expenses.

Operating Expenses

Operating expenses were $99.2 million and $80.5 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $18.7 million, or 23%, including an increase of $18.8 million associated with our GDSO operations, including the Recent Acquisitions, in part due to increased credit card fees related to the increases in volume and price, higher salary expense and higher rent expense due in part to greater activity at our stores. Operating expenses associated with our terminal operations decreased $0.1 million.

Amortization Expense

Amortization expense related to intangible assets was $2.5 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $4.9 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, primarily due to the sale of GDSO sites.

Interest Expense

Interest expense was $21.5 million and $20.4 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $1.1 million, due in part to higher average balances on our credit facilities primarily due to higher prices.

Income Tax (Expense) Benefit

Income tax (expense) benefit was ($1.2 million) and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The respective income tax (expense) benefit reflects the income tax (expense) benefit from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $292.5 million and $225.5 million at March 31, 2022 and December 31, 2021, respectively, an increase of $67.0 million. Changes in current assets and current liabilities increasing our working capital primarily include an increase of $115.0 million in accounts receivable due to higher prices and decreases of $33.9 million in accrued expenses and other current liabilities and $26.1 million in the current portion of our working capital revolving credit facility for a total increase in working capital of $175.0 million. The increase in working capital was offset by an increase of $113.0 million in accounts receivable, also primarily due to higher prices.

Cash Distributions

Common Units

During 2022, we paid the following cash distribution to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2022	$20.9 million	Fourth quarter 2021

In addition, on April 26, 2022, the board of directors of our general partner declared a quarterly cash distribution of $0.5950 per unit ($2.38 per unit on an annualized basis) on all of our outstanding common units for the period from January 1, 2022 through March 31, 2022 to our common unitholders of record as of the close of business on May 9, 2022. We expect to pay the total cash distribution of approximately $21.3 million on May 13, 2022.

Preferred Units

During 2022, we paid the following cash distributions to holders of the Series A Preferred Units and the Series B Preferred Units:

	Series A	Series B
	Preferred Units	Preferred Units	Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Total Paid	Quarterly Period Covering
February 15, 2022	$1.7 million	$1.8 million	November 15, 2021 - February 14, 2022

In addition, on April 18, 2022, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from February 15, 2022 through May 14, 2022 to our Series A preferred unitholders of record as of the opening of business on May 2, 2022. We expect to pay the total cash distribution of approximately $1.7 million on May 16, 2022.

The board of directors of our general partner also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from February 15, 2022 through May 14, 2022 to our Series B preferred unitholders of record as of the opening of business on May 2, 2022. We expect to pay the total cash distribution of approximately $1.8 million on May 16, 2022.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at March 31, 2022 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2022	Beyond 2022	Total
Credit facility obligations (1)	$144,612	$484,851	$629,463
Senior notes obligations (2)	26,031	1,046,408	1,072,439
Operating lease obligations (3)	57,639	278,519	336,158
Other long-term liabilities (4)	120,123	64,755	184,878
Financing obligations (5)	11,470	113,449	124,919
Total	$359,875	$1,987,982	$2,347,857
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2022 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 6, 2024 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on our senior notes.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our brand fee agreement and amounts related to our pipeline connection agreement, access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation. See Note 8 of Notes to Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $7.5 million and $7.0 million in maintenance capital expenditures for the three months ended March 31, 2022 and 2021, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $7.1 million and $6.6 million for the three months ended March 31, 2022 and 2021, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $135.4 million and $9.9 million in expansion capital expenditures, including acquired property and equipment, for the three months ended March 31, 2022 and 2021, respectively, primarily related to investments in our gasoline station business.

For the three months ended March 31, 2022, the $135.4 million in expansion capital expenditures includes approximately $125.8 million in property and equipment associated with the acquisitions of Miller Oil and Consumers Petroleum (see Note 2 of Notes to Consolidated Financial Statements), and $9.6 million in expansion capital expenditures, primarily related to investments in our gasoline stations.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in) operating activities	$22,628	$(105,983)
Net cash used in investing activities	$(206,800)	$(22,668)
Net cash provided by financing activities	$184,157	$130,535

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by (used in) operating activities was $22.6 million and ($105.9 million) for the three months ended March 31, 2022 and 2021, respectively, for a period-over-period increase in cash flow from operating activities of $128.5 million. The period-over-period change was due primarily to an increase in prices during the three months ended March 31, 2022 as compared the same period in 2021. For example, NYMEX gasoline prices increased 96 cents per gallon during the three months ended March 31, 2022 versus an increase of 54 cents per gallon during the three months ended March 31, 2021.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Increase in accounts receivable	$(114,955)	$(86,794)
Decrease (increase) in inventories	$2,229	$(84,024)
Increase in accounts payable	$112,979	$30,118

For the three months ended March 31, 2022, the increases in accounts receivable and accounts payable are largely due to the increase in prices. The decrease in inventories is primarily due to carrying lower levels of inventories during the quarter, offset by the increase in prices.

For the three months ended March 31, 2021, the increases in accounts receivable, inventories and accounts payable are largely due to the increase in prices.

Investing Activities

Net cash used in investing activities was $206.8 million for the three months ended March 31, 2022 and included $214.9 million in acquisitions ($154.7 million for Consumers Petroleum and $60.2 million for Miller Oil), $9.6 million in expansion capital expenditures and $7.5 million in maintenance capital expenditures. Net cash used in investing activities was offset by $25.2 million in proceeds from the sale of property and equipment.

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

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the three months ended March 31, 2022 and 2021.

Financing Activities

Net provided by financing activities was $184.2 million for the three months ended March 31, 2022 and included $184.6 million in net borrowings from our revolving credit facility, primarily to fund the Recent Acquisitions offset by payments on our revolving credit facility, and $23.9 million in net borrowing from our working capital revolving credit facility due primarily to the increase in prices, offset by $24.3 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner.

Net cash provided by financing activities was $130.5 million for the three months ended March 31, 2021 and included $168.0 million in net borrowings from our working capital revolving credit facility due primarily to the increase in prices and $72.2 million in net proceeds from the issuance of the Series B Preferred Units, offset by $88.6 million in net payments on our revolving credit facility and $21.0 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner. The proceeds from the issuance of the Series B units were used to pay down the revolving credit facility.

See Note 7 of Notes to Consolidated Financial Statements for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.55 billion senior secured credit facility. The credit agreement expires on May 6, 2024.

On March 9, 2022, we and certain of our subsidiaries entered into a sixth amendment to the credit agreement which, among other things, amended certain terms and provisions of the credit agreement to provide for $200.0 million of working capital interim commitments which increased the total aggregate commitment from $1.35 billion to $1.55 billion. On March 30, 2022, we certain of our subsidiaries entered into a seventh amendment to the credit agreement which, among other things, (i) increased the working capital revolving credit facility by $200.0 million and simultaneous reduced the working capital interim commitments to $0; (ii) refreshed the accordion feature under the credit agreement to permit us to request increases of up to $300.0 million in the total credit facility; and (iii) replaced the

Cost of Funds (as defined in the credit agreement) pricing option with a Daily SOFR pricing option. All other material terms of the credit agreement remain substantially the same as disclosed in Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

There are two facilities under the credit agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $1.1 billion; and

●	a $450.0 million revolving credit facility to be used for general corporate purposes.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions then applicable to the credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.85 billion. Any such request for an increase must be in a minimum amount of $25.0 million. We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.55 billion.

In addition, the credit agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $75.0 million and (b) the Aggregate WC Commitments (as defined in the credit agreement). Swing line loans will bear interest at the Base Rate (as defined in the credit agreement). The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.55 billion.

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Daily or Term SOFR plus a 0.10% SOFR adjustment plus 2.00% to 2.50%, or (2) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the credit agreement). Borrowings under the revolving credit facility bear interest at (1) the Daily or Term SOFR plus a 0.10% SOFR adjustment plus 1.75% to 2.75%, or (2) the base rate plus 0.75% to 1.75%, each depending on the Combined Total Leverage Ratio (as defined in the credit agreement).

The average interest rates for the credit agreement were 2.3% and 2.7% for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, we had total borrowings outstanding under the credit agreement of $606.6 million, including $228.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $209.0 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $734.4 million and $795.9 million at March 31, 2022 and December 31, 2021, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at March 31, 2022.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on the credit agreement.

Senior Notes

We had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at March 31, 2022 and December 31, 2021. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on these senior notes.

Financing Obligations

We had financing obligations outstanding at March 31, 2022 and December 31, 2021 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in our policies that had a significant impact on our financial condition and results of operations for the periods covered in this report.

During the three months ended March 31, 2022, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, with the addition of the following:

Business Combinations

Under the purchase method of accounting, we recognize tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record any excess of the purchase price over the fair value of the net tangible and intangible assets acquired as goodwill. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing purchased dealer supply contracts include, in part, the expected use of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets and legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

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

As of March 31, 2022, we had total borrowings outstanding under our credit agreement of $606.6 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $6.1 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At March 31, 2022, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31,	Effect of 10%	Effect of 10%
	2022	Price Increase	Price Decrease
Exchange traded derivative contracts	$(94,500)	$(38,818)	$38,818
Forward derivative contracts	(34,180)	958	(958)
Total	$(128,680)	$(37,860)	$37,860

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2022. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $53.6 million at March 31, 2022.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is included in Note 16 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results.

Item 6.Exhibits

(a)	Exhibits

2.1**	—

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

10.1	—	Sixth Amendment to Third Amended and Restated Credit Agreement, dated March 9, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2022).

10.2	—	Seventh Amendment to Third Amended and Restated Credit Agreement, dated March 30, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2022).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 6, 2022		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2022		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)