Form 10-Q
period 2022-06-30
GLOBAL PARTNERS LP
filed 2022-08-05
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The issuer had 33,995,563 common units outstanding as of August 3, 2022.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$7,381	$10,849
Accounts receivable, net	515,183	411,194
Accounts receivable—affiliates	1,650	1,139
Inventories	431,029	509,517
Brokerage margin deposits	35,953	33,658
Derivative assets	17,361	11,652
Prepaid expenses and other current assets	68,648	87,076
Total current assets	1,077,205	1,065,085
Property and equipment, net	1,179,583	1,099,348
Right of use assets, net	281,583	280,284
Intangible assets, net	31,089	26,014
Goodwill	409,865	328,135
Other assets	30,243	32,299
Total assets	$3,009,568	$2,831,165
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$573,624	$353,296
Working capital revolving credit facility—current portion	70,700	204,700
Lease liability—current portion	62,111	62,352
Environmental liabilities—current portion	4,582	4,642
Trustee taxes payable	37,316	44,223
Accrued expenses and other current liabilities	131,584	138,733
Derivative liabilities	53,678	31,654
Total current liabilities	933,595	839,600
Working capital revolving credit facility—less current portion	—	150,000
Revolving credit facility	123,000	43,400
Senior notes	740,162	739,310
Long-term lease liability—less current portion	228,414	228,203
Environmental liabilities—less current portion	57,488	48,163
Financing obligations	143,195	144,444
Deferred tax liabilities	58,027	56,817
Other long—term liabilities	60,390	53,461
Total liabilities	2,344,271	2,303,398
Partners’ equity
Series A preferred limited partners (2,760,000 units issued and outstanding at June 30, 2022 and December 31, 2021)	67,226	67,226
Series B preferred limited partners (3,000,000 units issued and outstanding at June 30, 2022 and December 31, 2021)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,855,929 outstanding at June 30, 2022 and 33,995,563 units issued and 33,953,227 outstanding at December 31, 2021)	532,855	392,086
General partner interest (0.67% interest with 230,303 equivalent units outstanding at June 30, 2022 and December 31, 2021)	(734)	(1,948)
Accumulated other comprehensive loss	(6,355)	(1,902)
Total partners’ equity	665,297	527,767
Total liabilities and partners’ equity	$3,009,568	$2,831,165

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales	$5,323,650	$3,279,145	$9,824,188	$5,832,472
Cost of sales	5,042,174	3,101,100	9,336,474	5,509,395
Gross profit	281,476	178,045	487,714	323,077
Costs and operating expenses:
Selling, general and administrative expenses	60,870	54,031	117,151	100,355
Operating expenses	108,525	88,169	207,758	168,697
Amortization expense	2,117	2,673	4,616	5,396
Net gain on sale and disposition of assets	(76,849)	(8)	(81,760)	(483)
Long-lived asset impairment	—	188	—	188
Total costs and operating expenses	94,663	145,053	247,765	274,153
Operating income	186,813	32,992	239,949	48,924
Interest expense	(21,056)	(20,320)	(42,530)	(40,679)
Income before income tax expense	165,757	12,672	197,419	8,245
Income tax expense	(2,950)	(533)	(4,127)	(403)
Net income	162,807	12,139	193,292	7,842
Less: General partner’s interest in net income, including incentive distribution rights	2,166	849	3,343	1,588
Less: Preferred limited partner interest in net income	3,463	3,463	6,926	5,283
Net income attributable to common limited partners	$157,178	$7,827	$183,023	$971
Basic net income per common limited partner unit	$4.63	$0.23	$5.39	$0.03
Diluted net income per common limited partner unit	$4.61	$0.23	$5.37	$0.03
Basic weighted average common limited partner units outstanding	33,928	33,939	33,940	33,953
Diluted weighted average common limited partner units outstanding	34,066	34,290	34,074	34,295

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$162,807	$12,139	$193,292	$7,842
Other comprehensive (loss) income:
Change in fair value of cash flow hedges	—	(1,228)	—	824
Change in pension liability	(2,946)	1,574	(4,453)	1,620
Total other comprehensive (loss) income	(2,946)	346	(4,453)	2,444
Comprehensive income	$159,861	$12,485	$188,839	$10,286

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$193,292	$7,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51,652	50,480
Amortization of deferred financing fees	2,737	2,599
Bad debt expense	(255)	(93)
Unit-based compensation expense	706	611
Write-off of financing fees	—	365
Net gain on sale and disposition of assets	(81,760)	(483)
Long-lived asset impairment	—	188
Changes in operating assets and liabilities:
Accounts receivable	(103,734)	(122,540)
Accounts receivable-affiliate	(511)	192
Inventories	83,037	(106,137)
Broker margin deposits	(2,295)	(3,443)
Prepaid expenses, all other current assets and other assets	19,964	33,392
Accounts payable	220,328	39,765
Trustee taxes payable	(6,907)	13,391
Change in derivatives	16,315	31,425
Accrued expenses, all other current liabilities and other long-term liabilities	(7,376)	(1,112)
Net cash provided by (used in) operating activities	385,193	(53,558)
Cash flows from investing activities
Acquisitions	(214,826)	(7,071)
Capital expenditures	(42,417)	(38,753)
Seller note issuances	—	(1,690)
Proceeds from sale of property and equipment, net	124,673	3,412
Net cash used in investing activities	(132,570)	(44,102)
Cash flows from financing activities
Net proceeds from issuance of Series B preferred units	—	72,167
Net (payments on) borrowings from working capital revolving credit facility	(284,000)	158,500
Net borrowings from (payments on) revolving credit facility	79,600	(88,600)
Repurchase of common units	(2,567)	(3,772)
LTIP units withheld for tax obligations	(6)	(36)
Distributions to limited partners and general partner	(49,118)	(44,136)
Net cash (used in) provided by financing activities	(256,091)	94,123
Cash and cash equivalents
Decrease in cash and cash equivalents	(3,468)	(3,537)
Cash and cash equivalents at beginning of period	10,849	9,714
Cash and cash equivalents at end of period	$7,381	$6,177
Supplemental information
Cash paid during the period for interest	$31,713	$18,331

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and six months ended June 30, 2022	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2021	$67,226	$72,305	$392,086	$(1,948)	$(1,902)	$527,767
Net income	1,682	1,781	25,845	1,177	—	30,485
Distributions to limited partners and general partner	(1,682)	(1,781)	(19,887)	(1,012)	—	(24,362)
Unit-based compensation	—	—	204	—	—	204
Other comprehensive income	—	—	—	—	(1,507)	(1,507)
LTIP units withheld for tax obligations	—	—	(6)	—	—	(6)
Dividends on repurchased units	—	—	25	—	—	25
Balance at March 31, 2022	$67,226	$72,305	$398,267	$(1,783)	$(3,409)	$532,606
Net income	1,682	1,781	157,178	2,166	—	162,807
Distributions to limited partners and general partner	(1,682)	(1,781)	(20,227)	(1,117)	—	(24,807)
Unit-based compensation	—	—	502	—	—	502
Other comprehensive loss	—	—	—	—	(2,946)	(2,946)
Repurchase of common units	—	—	(2,567)	—	—	(2,567)
Distribution equivalent rights	—	—	(324)	—	—	(324)
Dividends on repurchased units	—	—	26	—	—	26
Balance at June 30, 2022	$67,226	$72,305	$532,855	$(734)	$(6,355)	$665,297

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and six months ended June 30, 2021	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2020	$67,226	$—	$428,842	$(2,169)	$1,600	$495,499
Issuance of Series B preferred units	—	72,167	—	—	—	72,167
Net income (loss)	1,682	138	(6,856)	739	—	(4,297)
Distributions to limited partners and general partner	(1,682)	—	(18,698)	(642)	—	(21,022)
Unit-based compensation	—	—	259	—	—	259
Other comprehensive income	—	—	—	—	2,098	2,098
LTIP units withheld for tax obligations	—	—	(26)	—	—	(26)
Dividends on repurchased units	—	—	16	—	—	16
Balance at March 31, 2021	$67,226	$72,305	$403,537	$(2,072)	$3,698	$544,694
Net income	1,682	1,781	7,827	849	—	12,139
Distributions to limited partners and general partner	(1,682)	(1,781)	(19,547)	(906)	—	(23,916)
Unit-based compensation	—	—	352	—	—	352
Other comprehensive income	—	—	—	—	346	346
Repurchase of common units	—	—	(3,772)	—	—	(3,772)
LTIP units withheld for tax obligations	—	—	(10)	—	—	(10)
Dividends on repurchased units	—	—	786	—	—	786
Balance at June 30, 2021	$67,226	$72,305	$389,173	$(2,129)	$4,044	$530,619

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of June 30, 2022, the Partnership had a portfolio of 1,683 owned, leased and/or supplied gasoline stations, including 343 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of June 30, 2022, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,330,726 common units, representing a 18.6% limited partner interest.

COVID-19

Although the impact of COVID-19 has declined to date, it continues to make its presence felt in the Partnership’s corporate offices, at its retail sites and terminal locations and in the global supply chain. The Partnership continues to monitor these impacts while providing essential products and services, prioritizing the safety of the Partnership’s employees, customers and vendors in the communities where it operates.

2022 Events

Sale of the Revere Terminal—On June 28, 2022, the Partnership completed the sale of its terminal located on Boston Harbor in Revere, Massachusetts (the “Revere Terminal”) to Revere MA Owner LLC (the “Revere Buyer”) for a purchase price of $150.0 million in cash. In connection with closing under the purchase agreement between the Partnership and the Revere Buyer, the Partnership entered into a leaseback agreement, which meets the criteria for sale accounting, with the Revere Buyer pursuant to which the Partnership leases back key infrastructure at the Revere Terminal, including certain tanks, dock access rights, and loading rack infrastructure, to allow the Partnership to continue business operations at the Revere Terminal. The term of the leaseback agreement, including all renewal options exercisable at the Partnership’s election, could extend through September 30, 2039.

Pursuant to the terms of the purchase agreement the Partnership entered into with affiliates of the Slifka family (the “Initial Sellers”), related parties, in 2015 to acquire the Revere Terminal, the Initial Sellers are entitled to an amount equal to fifty percent of the net proceeds (as defined in the 2015 purchase agreement) (the “Initial Sellers Share”) from the sale of the Revere Terminal. At the time of the 2022 closing, the preliminary calculation of the Initial Sellers Share was approximately $44.3 million, which amount is subject to future revisions. The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, will occur upon the expiration of such storage contract. After closing costs and the preliminary payment of the Initial Sellers Share, the Partnership received net proceeds of approximately $98.8 million, which is included in proceeds from sale of property and equipment, net in the accompanying consolidated statement of cash flows for the six months ended June 30, 2022.

In connection with the sale of the Revere Terminal, the Partnership recognized a net gain of approximately $76.7 million for each of the three and six months ended June 30, 2022, which is included in net gain on sale and disposition of assets in the accompanying consolidated statements of income. The preliminary payment of approximately $44.3 million to the Initial Sellers is included in the measurement of the $76.7 million net gain recognized.

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

Basis of Presentation

The financial results of Miller Oil and Consumers Petroleum since the respective acquisition date are included in the accompanying statements of operations for the three and six months ended June 30, 2022. The accompanying consolidated financial statements as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2022. The consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Risk

Due to the nature of the Partnership’s businesses and its reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline during the late spring and summer months than during the fall and winter months. Travel and recreational activities are typically higher in these months in the geographic areas in which the Partnership operates, increasing the demand for gasoline. Therefore, the Partnership’s volumes in gasoline are typically higher in the second and third quarters of the calendar year. However, COVID-19 has had a negative impact on gasoline demand and the extent and duration of that impact remains uncertain. As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in the Partnership’s quarterly operating results.

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	72%	77%	67%	71%
Distillates (home heating oil, diesel and kerosene) and residual oil sales	25%	18%	30%	24%
Crude oil sales and crude oil logistics revenue	—%	1%	—%	1%
Convenience store and prepared food sales, rental income and sundries	3%	4%	3%	4%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Wholesale segment	30%	17%	26%	18%
Gasoline Distribution and Station Operations segment	66%	82%	70%	80%
Commercial segment	4%	1%	4%	2%
Total	100%	100%	100%	100%

See Note 13, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and six months ended June 30, 2022 and 2021.

Note 2.    Business Combinations

Acquisition from Miller Oil Co., Inc.—On February 1, 2022, the Partnership acquired substantially all of the retail motor fuel assets from Miller Oil in a cash transaction. The acquisition includes 21 company-operated Miller’s Neighborhood Market convenience stores and 2 fuel sites that are either owned or leased, including lessee dealer and commissioned agent locations, all located in Virginia, and 34 fuel supply only sites, primarily in Virginia. The purchase price was approximately $60.1 million, including inventory. The acquisition was funded with borrowings under the Partnership’s revolving credit facility.

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

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$2,249
Property and equipment	37,530
Right of use assets	5,139
Intangibles	5,555
Deferred tax asset	128
Other assets	837
Total identifiable assets purchased	51,438
Liabilities assumed:
Accrued expenses and other current liabilities	(1,190)
Environmental liabilities	(4,596)
Lease liability	(5,969)
Other non-current liabilities	(1,384)
Total liabilities assumed	(13,139)
Net identifiable assets acquired	38,299
Goodwill	21,800
Net assets acquired	$60,099

During the three months ended June 30, 2022, the Partnership recorded the following changes to the preliminary purchase accounting, which resulted in an increase in goodwill to $21.8 million at June 30, 2022 from $21.4 million at March 31, 2022.

Goodwill – March 31, 2022	$21,448
Decrease in purchase price	(68)
Decrease in inventory	68
Deferred tax asset	(128)
Other assets	(837)
Increase in accrued expenses and other current liabilities	339
Increase in other non-current liabilities	978
Goodwill – June 30, 2022	$21,800

The fair values of the remaining assets and liabilities noted above approximate their carrying values at February 1, 2022, the acquisition date.

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

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts that are being amortized over three to eight years. Amortization expense related to the intangible assets was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.

In connection with the acquisition of Miller Oil, the Partnership incurred acquisition costs of approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$2,475
Property and equipment	88,262
Right of use assets	4,482
Intangibles	4,136
Other non-current assets	366
Total identifiable assets purchased	99,721
Liabilities assumed:
Accrued expenses and other current liabilities	(192)
Environmental liabilities	(7,031)
Lease liability	(2,372)
Other non-current liabilities	(609)
Total liabilities assumed	(10,204)
Net identifiable assets acquired	89,517
Goodwill	65,210
Net assets acquired	$154,727

During the three months ended June 30, 2022, the Partnership recorded the following changes to the preliminary purchase accounting, which resulted in an increase in goodwill to $65.2 million at June 30, 2022 from $65.1 million at March 31, 2022:

Goodwill – March 31, 2022	$65,121
Decrease in property and equipment	26
Increase in other non-current assets	(184)
Accrued expenses and other current liabilities	192
Decrease in environmental liabilities	(225)
Increase in other non-current liabilities	280
Goodwill – June 30, 2022	$65,210

The fair values of the remaining assets and liabilities noted above approximate their carrying values at January 25, 2022, the acquisition date.

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

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts that are being amortized over four to eight years. Amortization expense related to the intangible assets was $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively

In connection with the acquisition of Consumers Petroleum, the Partnership incurred acquisition costs of approximately $0 and $0.9 million for the three and six months ended June 30, 2022, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Pro Forma Information—Revenues and net income not included in the Partnership’s consolidated operating results for Miller Oil and Consumers Petroleum from January 1, 2022 through the respective acquisition date were immaterial

Note 3.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended June 30, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$1,014,399	$1,813,436	$243,183	$3,071,018
Station operations	—	124,667	—	124,667
Total revenue from contracts with customers	1,014,399	1,938,103	243,183	3,195,685
Other sales:
Revenue originating as physical forward contracts and exchanges	1,987,471	—	120,226	2,107,697
Revenue from leases	621	19,647	—	20,268
Total other sales	1,988,092	19,647	120,226	2,127,965
Total sales	$3,002,491	$1,957,750	$363,409	$5,323,650

	Three Months Ended June 30, 2021
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$619,872	$1,023,187	$77,100	$1,720,159
Station operations	—	104,803	—	104,803
Total revenue from contracts with customers	619,872	1,127,990	77,100	1,824,962
Other sales:
Revenue originating as physical forward contracts and exchanges	1,377,147	—	58,113	1,435,260
Revenue from leases	564	18,359	—	18,923
Total other sales	1,377,711	18,359	58,113	1,454,183
Total sales	$1,997,583	$1,146,349	$135,213	$3,279,145

	Six Months Ended June 30, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$2,026,185	$3,090,397	$465,756	$5,582,338
Station operations	—	221,233	—	221,233
Total revenue from contracts with customers	2,026,185	3,311,630	465,756	5,803,571
Other sales:
Revenue originating as physical forward contracts and exchanges	3,752,475	—	227,635	3,980,110
Revenue from leases	1,534	38,973	—	40,507
Total other sales	3,754,009	38,973	227,635	4,020,617
Total sales	$5,780,194	$3,350,603	$693,391	$9,824,188

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2021
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$1,303,887	$1,779,195	$95,884	$3,178,966
Station operations	—	186,652	—	186,652
Total revenue from contracts with customers	1,303,887	1,965,847	95,884	3,365,618
Other sales:
Revenue originating as physical forward contracts and exchanges	2,244,050	—	184,999	2,429,049
Revenue from leases	1,131	36,674	—	37,805
Total other sales	2,245,181	36,674	184,999	2,466,854
Total sales	$3,549,068	$2,002,521	$280,883	$5,832,472

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both June 30, 2022 and December 31, 2021.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Distillates: home heating oil, diesel and kerosene	$99,304	$244,067
Gasoline	165,993	123,824
Gasoline blendstocks	58,492	50,599
Crude oil	2,862	3,678
Residual oil	69,981	60,286
Renewable identification numbers (RINs)	5,930	4,218
Convenience store inventory	28,467	22,845
Total	$431,029	$509,517

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $0.3 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $54.9 million and $20.6 million at June 30, 2022 and December 31, 2021, respectively. Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment (in thousands):

Balance at December 31, 2021	$328,135
Acquisition of Miller Oil (1)	21,800
Acquisition of Consumers Petroleum (1)	65,210
Dispositions (2)	(5,280)
Balance at June 30, 2022	$409,865
(1)	See Note 2 for information on the Partnership’s business combinations.
(2)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets.

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Buildings and improvements	$1,387,064	$1,327,002
Land	504,922	457,260
Fixtures and equipment	39,709	38,646
Idle plant assets	30,500	30,500
Construction in process	46,705	52,716
Capitalized internal use software	33,471	32,740
Total property and equipment	2,042,371	1,938,864
Less accumulated depreciation	862,788	839,516
Total	$1,179,583	$1,099,348

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property and equipment includes retail gasoline station assets held for sale of $1.5 million and $6.1 million at June 30, 2022 and December 31, 2021, respectively, and terminal assets held for sale of $0 million and $26.3 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, the Partnership had a $38.7 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at June 30, 2022 and December 31, 2021.

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

(Unaudited)

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

The average interest rates for the Credit Agreement were 2.9% and 2.4% for the three months ended June 30, 2022 and 2021, respectively, and 2.6% and 2.5% for the six months ended June 30, 2022 and 2021, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at June 30, 2022 the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $0 over the next twelve months.

The table below presents the total borrowings and availability under the Credit Agreement (in millions):

	June 30,	December 31,
	2022	2021
Total available commitments	$1,550.0	$1,350.0

Working capital revolving credit facility—current portion	70.7	204.7
Working capital revolving credit facility—less current portion	—	150.0
Revolving credit facility	123.0	43.4
Total borrowings outstanding	193.7	398.1

Less outstanding letters of credit	180.8	156.0

Total remaining availability for borrowings and letters of credit (1)	$1,175.5	$795.9
(1)	Subject to borrowing base limitations.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at June 30, 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on the Credit Agreement.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In connection with the Sixth Amendment and Seventh Amendment, the Partnership capitalized additional financing fees of $1.0 million. The Partnership had unamortized deferred financing fees of $17.0 million and $18.8 million at June 30, 2022 and December 31, 2021, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $6.6 million and $7.5 million at June 30, 2022 and December 31, 2021, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $9.8 million and $10.7 million at June 30, 2022 and December 31, 2021, respectively. Unamortized fees related to the Partnership’s sale-lease transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.6 million at both June 30, 2022 and December 31, 2021.

Amortization expense of approximately $1.3 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $2.7 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively is included in interest expense in the accompanying consolidated statements of operations.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Borrowings from working capital revolving credit facility	$1,161,000	$1,087,800
Payments on working capital revolving credit facility	(1,445,000)	(929,300)
Net (payments on) borrowings from working capital revolving credit facility	$(284,000)	$158,500
Borrowings from revolving credit facility	$384,000	$—
Payments on revolving credit facility	(304,400)	(88,600)
Net borrowings from (payments on) revolving credit facility	$79,600	$(88,600)

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at June 30, 2022 and December 31, 2021. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on these senior notes.

Financing Obligations

The Partnership had financing obligations outstanding at June 30, 2022 and December 31, 2021 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on these financial obligations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at June 30, 2022:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	64,799	Thousands of barrels
Short	(66,452)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	5,306	Thousands of barrels
Short	(4,892)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2022	2021	2022	2021
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$7,459	$(24,169)	$(3,345)	$(29,663)
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$3,305	$20,879	$25,076	$24,379

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

In 2020, to hedge the Partnership’s cash flow risk relative to certain trends and the fluctuations in commodity prices observed within the GDSO segment, the Partnership entered into exchange-traded commodity swap contracts and designated them as a cash flow hedge of its fuel purchases designed to reduce its cost of fuel if market prices rise through 2021 or increase its cost of fuel if market prices decrease through 2021. All exchange traded commodity swap contracts expired on December 31, 2021; therefore, the amount of income recognized in other comprehensive income as of June 30, 2022 and expected to be reclassified into earnings within the next 12 months was $0.

The amount of income recognized in other comprehensive income for derivatives designated in cash flow hedging relationships was $0 and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and $0 and $7.2 million for the six months ended June 30, 2022 and 2021, respectively. The amount of income reclassified from other comprehensive income into cost of sales for derivatives designated in cash flow hedging relationships was $0 and $3.9 million for the three months ended June 30, 2022 and 2021, respectively, and $0 and $6.4 million for the six months ended June 30, 2022 and 2021, respectively.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives not designated as	Recognized in	June 30,		June 30,
hedging instruments	Income on Derivatives	2022	2021	2022	2021
Commodity contracts	Cost of sales	$3,326	$(3,775)	$9,074	$1,133

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at June 30, 2022 and December 31, 2021 (in thousands):

		June 30, 2022
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$10,369	$161,525	$171,894
Forward derivative contracts (1)	Derivative assets	—	17,361	17,361
Total asset derivatives		$10,369	$178,886	$189,255

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(112,951)	$(112,951)
Forward derivative contracts (1)	Derivative liabilities	—	(53,678)	(53,678)
Total liability derivatives		$—	$(166,629)	$(166,629)

		December 31, 2021
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$1,476	$106,629	$108,105
Forward derivative contracts (1)	Derivative assets	—	11,652	11,652
Total asset derivatives		$1,476	$118,281	$119,757

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(9,201)	$(72,993)	$(82,194)
Forward derivative contracts (1)	Derivative liabilities	—	(31,654)	(31,654)
Total liability derivatives		$(9,201)	$(104,647)	$(113,848)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value at June 30, 2022
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$17,361	$—	$17,361
Exchange-traded/cleared derivative instruments (2)	58,943	—	(22,990)	35,953
Pension plans	18,048	—	—	18,048
Total assets	$76,991	$17,361	$(22,990)	$71,362

Liabilities:
Forward derivative contracts (1)	$—	$(53,678)	$—	$(53,678)

	Fair Value at December 31, 2021
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$11,652	$—	$11,652
Exchange-traded/cleared derivative instruments (2)	25,911	—	7,747	33,658
Pension plans	22,703	—	—	22,703
Total assets	$48,614	$11,652	$7,747	$68,013

Liabilities:
Forward derivative contracts (1)	$—	$(31,654)	$—	$(31,654)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

There were no Level 3 derivative contracts at both June 30, 2022 and December 31, 2021. This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of certain of the Partnership’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of the credit facility approximates fair value due to the variable rate nature of these financial instruments.

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

	June 30, 2022		December 31, 2021
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$352,000	$400,000	$412,000
6.875% senior notes due 2029	$350,000	$296,625	$350,000	$358,750

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

Note 10.    Environmental Liabilities

In connection with the acquisitions of retail gasoline and convenience store assets from Miller Oil and Consumers Petroleum (see Note 2), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $4.6 million and $7.0 million for Miller Oil and Consumers Petroleum, respectively, as of June 30, 2022.

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2022 (in thousands):

	Balance at				Other	Balance at
	December 31,	Additions	Payments	Dispositions	Adjustments	June 30,
Environmental Liability Related to:	2021	2022	2022	2022	2022	2022
Retail gasoline stations	$49,261	$11,627	$(1,384)	$(319)	$941	$60,126
Terminals	3,544	—	(57)	(1,543)	—	1,944
Total environmental liabilities	$52,805	$11,627	$(1,441)	$(1,862)	$941	$62,070
Current portion	$4,642					$4,582
Long-term portion	48,163					57,488
Total environmental liabilities	$52,805					$62,070

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.    Related Party Transactions

The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of June 30, 2022, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $42.5 million and $33.6 million for the three months ended June 30, 2022 and 2021, respectively, and $82.2 million and $65.0 million for the six months ended June 30, 2022 and 2021, respectively The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from the General Partner (in thousands):

	June 30,	December 31,
	2022	2021
Receivables from the General Partner (1)	$1,650	$1,139
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

Note 12.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At June 30, 2022, there were 33,995,563 common units issued, including 6,330,726 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the three and six months ended June 30, 2022.

Series A Preferred Units

At June 30, 2022, there were 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three and six months ended June 30, 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Series B Preferred Units

At June 30, 2022, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit. There have been no changes to the Series B Preferred Units during the three and six months ended June 30, 2022.

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2022 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2022 (1)	12/31/21	$0.5850	$19,887	$141	$871	$20,899
5/13/2022 (1)	03/31/22	0.5950	20,227	144	973	21,344
(1)	This distribution resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on July 26, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.6050 per unit ($2.42 per unit on an annualized basis) on all of its outstanding common units for the period from

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 1, 2022 through June 30, 2022. On August 12, 2022, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 8, 2022.

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

The Partnership paid the following cash distributions on the Series A Preferred Units and the Series B Preferred Units during 2022 (in thousands, except per unit data):

		Series A Preferred Units		Series B Preferred Units
	For the	Per Unit		Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution	Distribution	Distribution
2/15/2022	11/15/21 - 2/14/22	$0.609375	$1,682	$0.59375	$1,781
5/16/2022	2/15/22 - 5/14/22	0.609375	1,682	0.59375	1,781

In addition, on July 18, 2022, the board of directors (“the Board”) of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from May 15, 2022 through August 14, 2022. This distribution will be payable on August 15, 2022 to holders of record as of the opening of business on August 1, 2022.

The Board also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from May 15, 2022 through August 14, 2022. This distribution will be payable on August 15, 2022 to holders of record as of the opening of business on August 1, 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$2,002,632	$1,505,658	$3,422,858	$2,325,056
Other oils and related products (1)	999,151	474,909	2,182	33,934
Crude oil (2)	708	17,016	2,355,154	1,190,078
Total	$3,002,491	$1,997,583	$5,780,194	$3,549,068
Product margin
Gasoline and gasoline blendstocks	$41,034	$23,516	$38,749	$39,921
Other oils and related products (1)	51,852	13,340	104,974	31,955
Crude oil (2)	(2,311)	(3,321)	(6,060)	(7,848)
Total	$90,575	$33,535	$137,663	$64,028
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,813,436	$1,023,187	$3,090,397	$1,779,195
Station operations (3)	144,314	123,162	260,206	223,326
Total	$1,957,750	$1,146,349	$3,350,603	$2,002,521
Product margin
Gasoline	$129,852	$101,303	$244,738	$181,555
Station operations (3)	69,008	61,141	127,105	111,298
Total	$198,860	$162,444	$371,843	$292,853
Commercial Segment:
Sales	$363,409	$135,213	$693,391	$280,883
Product margin	$12,512	$2,701	$20,653	$6,891
Combined sales and Product margin:
Sales	$5,323,650	$3,279,145	$9,824,188	$5,832,472
Product margin (4)	$301,947	$198,680	$530,159	$363,772
Depreciation allocated to cost of sales	(20,471)	(20,635)	(42,445)	(40,695)
Combined gross profit	$281,476	$178,045	$487,714	$323,077
(1)	Other oils and related products primarily consist of distillates and residual oil.
(2)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(3)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(4)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 106 million gallons and 118 million gallons of the GDSO segment’s sales for the three months ended June 30, 2022 and 2021, respectively, and 207 million gallons and 219 million gallons of the GDSO segment’s sales for the six months ended June 30, 2022 and 2021, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Combined gross profit	$281,476	$178,045	$487,714	$323,077
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	60,870	54,031	117,151	100,355
Operating expenses	108,525	88,169	207,758	168,697
Amortization expense	2,117	2,673	4,616	5,396
Net gain on sale and disposition of assets	(76,849)	(8)	(81,760)	(483)
Long-lived asset impairment	—	188	—	188
Total operating costs and expenses	94,663	145,053	247,765	274,153
Operating income	186,813	32,992	239,949	48,924
Interest expense	(21,056)	(20,320)	(42,530)	(40,679)
Income tax expense	(2,950)	(533)	(4,127)	(403)
Net income	$162,807	$12,139	$193,292	$7,842

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and six months ended June 30, 2022 and 2021.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at June 30, 2022 and December 31, 2021 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
June 30, 2022	$602,436	$—	$1,898,319	$508,813	$3,009,568
December 31, 2021	$739,523	$—	$1,655,475	$436,167	$2,831,165

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

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2022 and December 31, 2021, respectively, excludes 139,634 and 42,336 common units held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$162,807	$160,641	$2,166	$—	$12,139	$11,290	$849	$—
Declared distribution	$21,789	$20,567	$147	$1,075	$20,453	$19,547	$138	$768
Assumed allocation of undistributed net income (loss)	141,018	140,074	944	—	(8,314)	(8,257)	(57)	—
Assumed allocation of net income	$162,807	$160,641	$1,091	$1,075	$12,139	$11,290	$81	$768
Less: Preferred limited partner interest in net income		3,463				3,463
Net income attributable to common limited partners		$157,178				$7,827
Denominator:
Basic weighted average common units outstanding		33,928				33,939
Dilutive effect of phantom units		138				351
Diluted weighted average common units outstanding		34,066				34,290
Basic net income per common limited partner unit		$4.63				$0.23
Diluted net income per common limited partner unit		$4.61				$0.23

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$193,292	$189,949	$3,343	$—	$7,842	$6,254	$1,588	$—
Declared distribution	$43,133	$40,794	$291	$2,048	$40,906	$39,094	$276	$1,536
Assumed allocation of undistributed net income (loss)	150,159	149,155	1,004	—	(33,064)	(32,840)	(224)	—
Assumed allocation of net income	$193,292	$189,949	$1,295	$2,048	$7,842	$6,254	$52	$1,536
Less: Preferred limited partner interest in net income		6,926				5,283
Net income attributable to common limited partners		$183,023				$971
Denominator:
Basic weighted average common units outstanding		33,940				33,953
Dilutive effect of phantom units		134				342
Diluted weighted average common units outstanding		34,074				34,295
Basic net income per common limited partner unit		$5.39				$0.03
Diluted net income per common limited partner unit		$5.37				$0.03

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The board of directors of the General Partner declared the following quarterly cash distributions on its common units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 26, 2022	$0.5950	March 31, 2022
July 26, 2022	$0.6050	June 30, 2022

The board of directors of the General Partner declared the following quarterly cash distributions on the Series A Preferred Units and the Series B Preferred Units:

	Series A Preferred Units	Series B Preferred Units
	Per Unit Cash	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Distribution Declared	Quarterly Period Covering
April 18, 2022	$0.609375	$0.593750	February 15, 2022 - May 14, 2022
July 18, 2022	$0.609375	$0.593750	May 15, 2022 - August 14, 2022

See Note 12, “Partners’ Equity and Cash Distributions” for further information.

Note 15.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive income by component for the periods presented (in thousands):

Pension
Three Months Ended June 30, 2022	Plan
Balance at March 31, 2022	$(3,409)
Other comprehensive loss	(2,711)
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(235)
Total comprehensive loss	(2,946)
Balance at June 30, 2022	$(6,355)

Six Months Ended June 30, 2022
Balance at December 31, 2021	$(1,902)
Other comprehensive loss	(3,982)
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(471)
Total comprehensive loss	(4,453)
Balance at June 30, 2022	$(6,355)

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

On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the Environmental Protection Agency’s (“EPA”), alleging that permits for the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August 9, 2011 and November 7, 2012, violated the Clean Air Act (the “CAA”) and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP. The Partnership denied the allegations and the NYSDEC did not issue any such NOV. The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils. The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorized the Partnership to increase the throughput of crude oil at the Albany Terminal. According to the allegations in the NOV, the NYSDEC permit actions should have been treated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements. The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program and the NYSDEC never issued an NOV in the matter. The CAA authorizes the EPA to take enforcement action if there are violations of the New York SIP seeking compliance and penalties. The Partnership has denied the NOV allegations and asserts that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law occurred. The Partnership disputed the claims alleged in the NOV and first responded to the EPA in September 2016. The Partnership met with the EPA and provided additional information at the agency’s request. On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV. On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying. The EPA did not respond with such evidence, but instead has requested that the Partnership enter into a series of tolling agreements. The Partnership signed the tolling agreements with respect to this matter, as requested by the EPA; however, such agreements expired as of June 30, 2022, and the EPA informed the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Partnership that it would not seek a further extension of the tolling period. The EPA declined to take any further formal action with respect to the NOV.

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

The Partnership received a Subpoena Duces Tecum dated May 13, 2022 from the Office of the Attorney General of the State of New York (“NY AG”) requesting information regarding charges paid by retailers, distributors, or consumers for oil and gas products in or within the proximity of the State of New York during the disruption of the market triggered by Russia’s 2022 invasion of Ukraine. The Partnership has been advised that the NY AG’s office sent similar subpoena requests for information to market participants across the petroleum industry.

The Partnership received a letter from the Office of the Attorney General of the State of Connecticut (“CT AG”) dated June 28, 2022 seeking information from the Partnership related to its sales of motor fuel to retailers within the State of Connecticut from February 3, 2022 through June 28, 2022. The Partnership has been advised that the CT AG’s office sent similar requests for information to market participants across the petroleum industry.

Note 17.    New Accounting Standards

There have been no recently issued accounting standards that are expected to have a material impact on the Partnership’s consolidated financial statements.

Note 18.    Subsequent Events

Distribution to Common Unitholders—On July 26, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.6050 per unit ($2.42 per unit on an annualized basis) for the period from April 1, 2022 through June 30, 2022. On August 12, 2022, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 8, 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distribution to Series A Preferred Unitholders—On July 18, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units, covering the period from May 15, 2022 through August 14, 2022. This distribution will be payable on August 15, 2022 to holders of record as of the opening of business on August 1, 2022.

Distribution to Series B Preferred Unitholders—On July 18, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from May 15, 2022 through August 14, 2022. This distribution will be payable on August 15, 2022 to holders of record as of the opening of business on August 1, 2022.

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

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions although not all forward-looking statements contain such identifying words. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on the Series A Preferred Units or the Series B Preferred Units (each as defined in Note 12 of Notes to Consolidated Financial Statements) or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

●	A significant decrease in price or demand for the products we sell or a significant decrease in the pricing of and demand for our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	COVID-19 and certain developments in global oil markets have had, and may from time to time continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.

●	The impact on the global economy and commodity prices resulting from the conflict in Ukraine may have a negative impact on our financial condition and results of operations.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of June 30, 2022, we had a portfolio of 1,683 owned, leased and/or supplied gasoline stations, including 343 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $5.2 billion and $9.6 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three and six months ended June 30, 2022, respectively. In addition, we had other revenues of approximately $0.1 billion and $0.2 billion for the three and six months ended June 30, 2022, respectively, from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

COVID-19

Although the impact of COVID-19 has declined to date, it continues to make its presence felt in our corporate offices, at our retail sites and terminal locations and in the global supply chain. We continue to monitor these impacts while providing essential products and services, prioritizing the safety of our employees, customers and vendors in the communities where we operate.

COVID-19 resulted in an economic downturn, restricted travel to, from and within the states in which we conduct our businesses, and in decreases in the demand for gasoline and convenience store products. While market conditions have improved, COVID-19 may continue to impact our operations and financial performance, and uncertainties surrounding the duration of COVID-19 and demand at the pump, inside our stores and at our terminals remain.

The extent to which COVID-19 may continue to affect our operating results remains uncertain. COVID-19 has had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operations and those of our customers, suppliers and other counterparties.

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

2022 Events

Sale of the Revere Terminal—On June 28, 2022, we completed the sale of our terminal located on Boston Harbor in Revere, Massachusetts (the “Revere Terminal”) to Revere MA Owner LLC (the “Revere Buyer”) for a purchase price of $150.0 million in cash. In connection with closing under the purchase agreement between us and the Revere Buyer, we entered into a leaseback agreement, which meets the criteria for sale accounting, with the Revere Buyer pursuant to which we lease back key infrastructure at the Revere Terminal, including certain tanks, dock access rights, and loading rack infrastructure, to allow us to continue business operations at the Revere Terminal. The term of the leaseback agreement, including all renewal options exercisable at our election, could extend through September 30, 2039.

Pursuant to the terms of the purchase agreement we entered into with affiliates of the Slifka family (the “Initial Sellers”), related parties, in 2015 to acquire the Revere Terminal, the Initial Sellers are entitled to an amount equal to fifty percent of the net proceeds (as defined in the 2015 purchase agreement) (the “Initial Sellers Share”) from the sale of the Revere Terminal. At the time of the 2022 closing, the preliminary calculation of the Initial Sellers Share was approximately $44.3 million, which amount is subject to future revisions. The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under our current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, will occur upon the expiration of such storage contract. After closing costs and the preliminary payment of the Initial Sellers Share, we received net proceeds of approximately $98.8 million, which is included in proceeds from sale of property and equipment, net in the accompanying consolidated statement of cash flows for the six months ended June 30, 2022.

In connection with the sale of the Revere Terminal, we recognized a net gain of approximately $76.7 million for each of the three and six months ended June 30, 2022, which is included in net gain on sale and disposition of assets in the accompanying consolidated statements of income. The preliminary payment of approximately $44.3 million to the Initial Sellers is included in the measurement of the $76.7 million net gain recognized.

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

Acquisition from Miller Oil Co., Inc.—On February 1, 2022, we acquired substantially all of the retail motor fuel assets from Miller Oil Co., Inc. (“Miller Oil”) for approximately $60.1 million, including inventory, funded with borrowings under our revolving credit facility. The acquisition includes 21 company-operated Miller’s Neighborhood Market convenience stores and 2 fuel sites that are either owned or leased, including lessee dealer and commissioned agent locations, all located in Virginia, and 34 fuel supply only sites, primarily in Virginia. See Note 2 of Notes to Consolidated Financial Statements.

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

As of June 30, 2022, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	343
Commissioned agents	292
Lessee dealers	196
Contract dealers	852
Total	1,683

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

Seasonality

Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter months. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our volumes in gasoline are typically higher in the second and third quarters of the calendar year. However, COVID-19 has had a negative impact on gasoline demand and the extent and duration of that impact remains uncertain. As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in our quarterly operating results.

Outlook

This section identifies certain risks and certain economic or industry-wide factors, in addition to those described under “—COVID-19,” that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term. Our results of operations and financial condition depend, in part, upon the following:

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

●	We commit substantial resources to pursuing acquisitions and expending capital for growth projects, although there is no certainty that we will successfully complete any acquisitions or growth projects or receive the economic results we anticipate from completed acquisitions or growth projects. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses, and also consider organic growth projects. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. Many of these transactions involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control. Required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects. In addition, we may consummate transactions that we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth and ability to increase or maintain distributions on our common units could be limited. We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.

●	The condition of credit markets may adversely affect our liquidity. In the past, world financial markets experienced a severe reduction in the availability of credit. Possible negative impacts in the future could include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties could require us to provide collateral. In addition, we could experience a tightening of trade credit from our suppliers.

●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives related to these aforementioned services as well as disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon and could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, trucks and barges, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our business operations. These events could result in service disruptions and increased costs which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.

●	We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell or (ii) our logistics activities, could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

●	Our gasoline financial results in our GDSO segment can be lower in the first and fourth quarters of the calendar year due to seasonal fluctuations in demand. Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter months. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year. COVID-19 has had a negative impact on gasoline demand and in-store traffic, and the extent and duration of that impact remains uncertain.

●	Our heating oil and residual oil financial results can be lower in the second and third quarters of the calendar year. Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months.

●	Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$162,807	$12,139	$193,292	$7,842
EBITDA (1)(3)	$211,764	$58,497	$291,601	$99,404
Adjusted EBITDA (1)(3)	$134,915	$58,677	$209,841	$99,109
Distributable cash flow (2)(3)(4)	$178,189	$26,623	$228,066	$40,577
Wholesale Segment:
Volume (gallons)	792,595	943,589	1,769,432	1,829,026
Sales
Gasoline and gasoline blendstocks	$2,002,632	$1,505,658	$3,422,858	$2,325,056
Other oils and related products (5)	999,151	474,909	2,355,154	1,190,078
Crude oil (6)	708	17,016	2,182	33,934
Total	$3,002,491	$1,997,583	$5,780,194	$3,549,068
Product margin
Gasoline and gasoline blendstocks	$41,034	$23,516	$38,749	$39,921
Other oils and related products (5)	51,852	13,340	104,974	31,955
Crude oil (6)	(2,311)	(3,321)	(6,060)	(7,848)
Total	$90,575	$33,535	$137,663	$64,028
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	422,282	395,119	798,768	729,223
Sales
Gasoline	$1,813,436	$1,023,187	$3,090,397	$1,779,195
Station operations (7)	144,314	123,162	260,206	223,326
Total	$1,957,750	$1,146,349	$3,350,603	$2,002,521
Product margin
Gasoline	$129,852	$101,303	$244,738	$181,555
Station operations (7)	69,008	61,141	127,105	111,298
Total	$198,860	$162,444	$371,843	$292,853
Commercial Segment:
Volume (gallons)	95,394	68,482	212,196	149,913
Sales	$363,409	$135,213	$693,391	$280,883
Product margin	$12,512	$2,701	$20,653	$6,891
Combined sales and product margin:
Sales	$5,323,650	$3,279,145	$9,824,188	$5,832,472
Product margin (8)	$301,947	$198,680	$530,159	$363,772
Depreciation allocated to cost of sales	(20,471)	(20,635)	(42,445)	(40,695)
Combined gross profit	$281,476	$178,045	$487,714	$323,077

GDSO portfolio as of June 30, 2022 and 2021:	2022	2021
Company operated	343	283
Commissioned agents	292	283
Lessee dealers	196	205
Contract dealers	852	793
Total GDSO portfolio	1,683	1,564

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weather conditions:
Normal heating degree days	784	784	3,654	3,654
Actual heating degree days	657	590	3,425	3,290
Variance from normal heating degree days	(16)%	(25)%	(6)%	(10)%
Variance from prior period actual heating degree days	11%	(36)%	4%	1%
(1)	EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.
(3)	EBITDA, Adjusted EBITDA and distributable cash flow for each of the three and six months ended June 30, 2021 include a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021. The expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.
(4)	Distributable cash flow includes a net gain on sale and disposition of assets of $76.8 million and $81.7 million for the three and six months ended June 30, 2022, respectively, primarily related to the sale of the Revere Terminal (see—“2022 Events”). The net gain on sale and disposition of assets for each of the three and six months ended June 30, 2021 was immaterial.
(5)	Other oils and related products primarily consist of distillates and residual oil.
(6)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(7)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(8)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$162,807	$12,139	$193,292	$7,842
Depreciation and amortization	24,951	25,505	51,652	50,480
Interest expense	21,056	20,320	42,530	40,679
Income tax expense	2,950	533	4,127	403
EBITDA (1)	211,764	58,497	291,601	99,404
Net gain on sale and disposition of assets	(76,849)	(8)	(81,760)	(483)
Long-lived asset impairment	—	188	—	188
Adjusted EBITDA (1)	$134,915	$58,677	$209,841	$99,109

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$362,565	$52,425	$385,193	$(53,558)
Net changes in operating assets and liabilities and certain non-cash items	(174,807)	(14,781)	(140,249)	111,880
Interest expense	21,056	20,320	42,530	40,679
Income tax expense	2,950	533	4,127	403
EBITDA (1)	211,764	58,497	291,601	99,404
Net gain on sale and disposition of assets	(76,849)	(8)	(81,760)	(483)
Long-lived asset impairment	—	188	—	188
Adjusted EBITDA (1)	$134,915	$58,677	$209,841	$99,109
(1)	EBITDA and Adjusted EBITDA for each of the three and six months ended June 30, 2021 include a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021. The expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Reconciliation of net income to distributable cash flow:
Net income	$162,807	$12,139	$193,292	$7,842
Depreciation and amortization	24,951	25,505	51,652	50,480
Amortization of deferred financing fees	1,347	1,255	2,737	2,599
Amortization of routine bank refinancing fees	(1,138)	(1,013)	(2,319)	(2,050)
Maintenance capital expenditures	(9,778)	(11,263)	(17,296)	(18,294)
Distributable cash flow (1)(2)(3)	178,189	26,623	228,066	40,577
Distributions to preferred unitholders (4)	(3,463)	(3,463)	(6,926)	(5,283)
Distributable cash flow after distributions to preferred unitholders	$174,726	$23,160	$221,140	$35,294

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$362,565	$52,425	$385,193	$(53,558)
Net changes in operating assets and liabilities and certain non-cash items	(174,807)	(14,781)	(140,249)	111,880
Amortization of deferred financing fees	1,347	1,255	2,737	2,599
Amortization of routine bank refinancing fees	(1,138)	(1,013)	(2,319)	(2,050)
Maintenance capital expenditures	(9,778)	(11,263)	(17,296)	(18,294)
Distributable cash flow (1)(2)(3)	178,189	26,623	228,066	40,577
Distributions to preferred unitholders (4)	(3,463)	(3,463)	(6,926)	(5,283)
Distributable cash flow after distributions to preferred unitholders	$174,726	$23,160	$221,140	$35,294
(1)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow includes a net gain on sale and disposition of assets of $76.8 million and $81.7 million for the three and six months ended June 30, 2022, respectively, primarily related to the sale of the Revere Terminal (see—“2022 Events”). The net gain on sale and disposition of assets for each of the three and six months ended June 30, 2021 was immaterial.
(3)	Distributable cash flow for each of the three and six months ended June 30, 2021 includes a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021. The expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.
(4)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $5.3 billion and $3.3 billion for the three months ended June 30, 2022 and 2021, respectively, an increase of $2.0 billion, or 61%, primarily due to an increase in prices. Our aggregate volume of product sold was 1.3 billion gallons and 1.4 billion gallons for the three months ended June 30, 2022 and 2021, respectively, decreasing 97 million gallons (consisting of a decrease of 151 million gallons in our Wholesale segment, primarily due to decreased volume in gasoline and gasoline blendstocks and crude oil, offset by increases of 27 million gallons in each of our GDSO and Commercial segments).

Our total sales were $9.8 billion and $5.8 billion for the six months ended June 30, 2022 and 2021, respectively, an increase of $4.0 billion, or 69%, primarily due to increases in prices and, to a lesser extent, volume sold. Our aggregate volume of product sold was 2.8 billion gallons and 2.7 billion gallons for the six months ended June 30, 2022 and 2021, respectively, increasing 72 million gallons (consisting of increases of 70 million gallons and 62 million gallons in our GDSO and Commercial segments, respectively, offset by a decrease of 60 million gallons in our Wholesale segment due to decreased volume in gasoline and gasoline blendstocks and crude oil, offset by an increase in other oils and related products).

Gross Profit

Our gross profit was $281.5 million and $178.0 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $103.5 million, or 58%. In our Wholesale segment, our product margins in gasoline and gasoline blendstocks and in other oils and related products benefitted from more favorable market conditions. In our GDSO segment, our product margins increased due to higher fuel margins (cents per gallon) and increased volume in gasoline distribution and improved margins in station operations due to increased activity at our convenience stores, both partially due to the acquisitions of Miller Oil and Consumers Petroleum (collectively the “Recent Acquisitions”). In our Commercial segment, our product margin increased largely due to an increase in bunkering activity.

Our gross profit was $487.7 million and $323.1 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $164.6 million, or 51%. In our GDSO segment, our product margins increased due to higher fuel margins (cents per gallon) and increased volume in gasoline distribution and improved margins in station operations due to increased activity at our convenience stores, both partially due to the Recent Acquisitions. Our Wholesale segment product margin increased largely due to more favorable market conditions in other oils and related products. In our Commercial segment, our product margin increased largely due to an increase in bunkering activity.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $2.0 billion and $1.5 billion for the three months ended June 30, 2022 and 2021, respectively, an increase of $0.5 billion, or 33%, primarily due to an increase in prices, partially offset by a decline in volume sold. Our gasoline and gasoline blendstocks product margin was $41.0 million and $23.5 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $17.5 million, or 74%, primarily due to more favorable market conditions in gasoline and, to a lesser extent, gasoline blendstocks.

Sales from wholesale gasoline and gasoline blendstocks were $3.4 billion and $2.3 billion for the six months ended June 30, 2022 and 2021, respectively, an increase of $1.1 billion, or 47%, primarily due to an increase in prices, partially offset by a decline in volume sold. Our gasoline and gasoline blendstocks product margin was $38.7 million and $39.9 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $1.2 million, or 3%, in part due to less favorable market conditions in the first quarter of 2022.

Other Oils and Related Products. Sales from other oils and related products (primarily distillates and residual oil) were $1.0 billion and $0.5 billion for the three months ended June 30, 2022 and 2021, respectively, an increase of $0.5 billion, or 100%, primarily due to an increase in prices and to higher residual oil volume sold. Our product margin from other oils and related products was $51.9 million and $13.3 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $38.6 million, or 289%, primarily due to more favorable market conditions largely in distillates but also in residual oil.

Sales from other oils and related products were $2.3 billion and $1.2 billion for the six months ended June 30, 2022 and 2021, respectively, an increase of $1.1 billion, or 92%, primarily due to increases in prices and volume sold. Our product margin from other oils and related products was $105.0 million and $31.9 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $73.1 million, or 229%, primarily due to more favorable market conditions largely in distillates but also in residual oil.

Crude Oil. Crude oil sales and logistics revenues were $0.7 million and $17.0 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $16.3 million, or 96%, primarily due to a decrease in volume sold. Our crude oil product margin was ($2.3 million) and ($3.3 million) for the three months ended June 30, 2022 and 2021, respectively, an increase of $1.0 million, or 30%, primarily due to the expiration of a pipeline connection agreement in August of 2021.

Crude oil sales and logistics revenues were $2.2 million and $33.9 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $31.7 million, or 94%, primarily due to a decrease in volume sold. Our crude oil product margin was ($6.1 million) and ($7.8 million) for the six months ended June 30, 2022 and 2021, respectively, an increase of $1.7 million, or 22%, primarily due to the expiration of a pipeline connection agreement in August of 2021.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.8 billion and $1.0 billion for the three months ended June 30, 2022 and 2021, respectively, an increase of $0.8 billion, or 80%, primarily due to an increase in prices and an increase in volume sold due to the Recent Acquisitions. Our product margin from gasoline distribution was $129.9 million and $101.3 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $28.6 million, or 28%, primarily due to higher fuel margins (cents per gallon) and an increase in volume sold due to the Recent Acquisitions.

Sales from gasoline distribution were $3.1 billion and $1.8 billion for the six months ended June 30, 2022 and 2021, respectively, an increase of $1.3 billion, or 73%, primarily due to an increase in prices and an increase in volume sold in part due to the Recent Acquisitions. Our product margin from gasoline distribution was $244.7 million and $181.6 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $63.1 million, or 35%, primarily due to higher fuel margins (cents per gallon) and an increase in volume sold in part due to the Recent Acquisitions.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $144.3 million and $123.2 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $21.1 million, or 17%. Our product margin from station operations was $69.0 million and $61.1 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $7.9 million, or 13%. The increases in sales and product margin are primarily due to an increase in activity at our convenience stores, in part due to the Recent Acquisitions.

Sales from our station operations were $260.2 million and $223.3 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $36.9 million, or 16%. Our product margin from station operations was $127.1 million and $111.3 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $15.8 million, or 14%. The increases in sales and product margin are primarily due to an increase in activity at our convenience stores, in part due to the Recent Acquisitions.

Results for Commercial Segment

Our commercial sales were $363.4 million and $135.2 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $228.2 million or 169%, due to increases in prices and volume sold. Our commercial product margin was $12.5 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $9.8 million, or 363%. The increases in sales and product margin are largely due to an increase in bunkering activity.

Our commercial sales were $693.4 million and $280.9 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $412.5 million or 147%, due to increases in prices and volume sold. Our commercial product margin was $20.7 million and $6.9 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $13.8 million, or 200%. The increases in sales and product margin are largely due to an increase in bunkering activity.

Selling, General and Administrative Expenses

SG&A expenses were $60.8 million and $54.0 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $6.8 million, or 13%, including increases of $6.6 million in accrued discretionary incentive compensation, $3.1 million in wages and benefits, $1.2 million in advertising and marketing expenses and $2.5 million in various other SG&A expenses. The increase in SG&A expenses was offset by a $6.6 million expense incurred in the second quarter of 2021 for compensation and benefits resulting from the passing of our general counsel. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.

SG&A expenses were $117.1 million and $100.3 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $16.8 million, or 17%, including increases of $11.5 million in accrued discretionary incentive compensation, $5.5 million in wages and benefits, $1.5 million in advertising and marketing expenses and $4.9 million in various other SG&A expenses. The increase in SG&A expenses was offset by a $6.6 million expense incurred in the second quarter of 2021 for compensation and benefits resulting from the passing of our general counsel. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.

Operating Expenses

Operating expenses were $108.5 million and $88.2 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $20.3 million, or 23%, including an increase of $21.1 million associated with our GDSO operations, including the Recent Acquisitions, in part due to increased credit card fees related to the increases in volume and price, higher salary expense and higher rent expense due in part to greater activity at our stores. Operating expenses associated with our terminal operations decreased $0.8 million.

Operating expenses were $207.8 million and $168.7 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $39.1 million, or 23%, including an increase of $40.0 million associated with our GDSO operations, including the Recent Acquisitions, in part due to increased credit card fees related to the increases in volume and price, higher salary expense and higher rent expense due in part to greater activity at our stores. Operating expenses associated with our terminal operations decreased $0.9 million.

Amortization Expense

Amortization expense related to intangible assets was $2.1 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively, and $4.6 million and $5.4 million for the six months ended June 30, 2022 and 2021, respectively.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $76.8 million and $81.7 million for the three and six months ended June 30, 2022, respectively, primarily related to the sale of the Revere Terminal (see “—2022 Events” for more information). For the six months ended June 30, 2022, net gain on sale and disposition of assets also includes a net gain of $4.9 million, primarily due to the sale of GDSO sites. Net gain on sale and disposition of assets for each of the three and six months ended June 30, 2021 was immaterial.

Long-Lived Asset Impairment

We recognized an impairment charge relating to certain developmental assets for raze and rebuilds allocated to the GDSO segment in the amount of $0.2 million for each of the three and six months ended June 30, 2021.

Interest Expense

Interest expense was $21.0 million and $20.3 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $0.7 million, or 3%, in part due to a higher average balance under our revolving credit facility due to the Recent Acquisitions.

Interest expense was $42.5 million and $40.7 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $1.8 million, or 4%, in part due to a higher average balance under our revolving credit facility.

Income Tax Expense

Income tax expense was $2.9 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $4.1 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. The respective income tax expense reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $143.6 million and $225.5 million at June 30, 2022 and December 31, 2021, respectively, a decrease of $81.9 million. Changes in current assets and current liabilities decreasing our working capital primarily include an increase of $220.3 million in accounts payable primarily due to higher prices and a decrease of $78.5 million in inventories due to market structure. The decrease in working capital was offset by a decrease of $134.0 million in the current portion of our working capital revolving credit facility and an increase of $104.0 million in accounts receivable also primarily due to higher prices.

Cash Distributions

Common Units

During 2022, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2022	$20.9 million	Fourth quarter 2021
May 13, 2022	$21.3 million	First quarter 2022

In addition, on July 26, 2022, the board of directors of our general partner declared a quarterly cash distribution of $0.6050 per unit ($2.42 per unit on an annualized basis) on all of our outstanding common units for the period from April 1, 2022 through June 30, 2022 to our common unitholders of record as of the close of business on August 8, 2022. We expect to pay the total cash distribution of approximately $21.8 million on August 12, 2022.

Preferred Units

During 2022, we paid the following cash distributions to holders of the Series A Preferred Units and the Series B Preferred Units:

	Series A	Series B
	Preferred Units	Preferred Units	Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Total Paid	Quarterly Period Covering
February 15, 2022	$1.7 million	$1.8 million	November 15, 2021 - February 14, 2022
May 16, 2022	$1.7 million	$1.8 million	February 15, 2022 - May 14, 2022

In addition, on July 18, 2022, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from May 15, 2022 through August 14, 2022 to our Series A preferred unitholders of record as of the opening of business on August 1, 2022. We expect to pay the total cash distribution of approximately $1.7 million on August 15, 2022.

The board of directors of our general partner also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from May 15, 2022 through August 14, 2022 to our Series B preferred unitholders of record as of the opening of business on August 1, 2022. We expect to pay the total cash distribution of approximately $1.8 million on August 15, 2022.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at June 30, 2022 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2022	Beyond 2022	Total
Credit facility obligations (1)	$37,917	$163,021	$200,938
Senior notes obligations (2)	26,031	1,046,408	1,072,439
Operating lease obligations (3)	39,580	295,100	334,680
Other long-term liabilities (4)	13,014	64,755	77,769
Financing obligations (5)	7,668	113,449	121,117
Total	$124,210	$1,682,733	$1,806,943
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2022 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 6, 2024 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on our senior notes.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our brand fee agreement and amounts related to our pipeline connection agreement, access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation. See Note 8 of Notes to Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $17.3 million and $18.3 million in maintenance capital expenditures for the six months ended June 30, 2022 and 2021, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $16.0 million and $17.0 million for the six months ended June 30, 2022 and 2021, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $150.9 million and $20.4 million in expansion capital expenditures, including acquired property and equipment, for the six months ended June 30, 2022 and 2021, respectively, primarily related to investments in our gasoline station business.

For the six months ended June 30, 2022, the $150.9 million in expansion capital expenditures includes approximately $125.8 million in property and equipment associated with the acquisitions of Miller Oil and Consumers Petroleum (see Note 2 of Notes to Consolidated Financial Statements), and $25.1 million in expansion capital expenditures, primarily related to investments in our gasoline stations.

We currently expect maintenance capital expenditures of approximately $45.0 million to $55.0 million and expansion capital expenditures, excluding acquisitions, of approximately $50.0 million to $60.0 million in 2022, relating primarily to investments in our gasoline station business. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather, the scope and duration of COVID-19 and unanticipated events or opportunities requiring additional maintenance or investments.

We believe that we will have sufficient cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional equity and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks, including uncertainties related to the extent and duration of COVID-19 and geopolitical events, each of which could adversely affect our cash flow. A material decrease in our cash flows would likely have an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities.

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in) operating activities	$385,193	$(53,558)
Net cash used in investing activities	$(132,570)	$(44,102)
Net cash (used in) provided by financing activities	$(256,091)	$94,123

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by (used in) operating activities was $385.2 million and ($53.5 million) for the six months ended June 30, 2022 and 2021, respectively, for a period-over-period increase in cash flow from operating activities of $438.7 million. The period-over-period change primarily reflects a net gain on the sale and disposition of assets of $81.7 million, primarily related to the sale of the Revere Terminal (see “—2022 Events”), and the increase in prices during the six months ended June 30, 2022 as compared the same period in 2021.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Increase in accounts receivable	$(103,734)	$(122,540)
Decrease (increase) in inventories	$83,037	$(106,137)
Increase in accounts payable	$220,328	$39,765

For the six months ended June 30, 2022, the increases in accounts receivable and accounts payable are largely due to the increase in prices. The decrease in inventories is primarily due to carrying lower levels of inventories during the period, offset by the increase in prices.

For the six months ended June 30, 2021, the increases in accounts receivable, inventories and accounts payable are largely due to the increase in prices.

Investing Activities

Net cash used in investing activities was $132.6 million for the six months ended June 30, 2022 and included $214.8 million in acquisitions ($154.7 million for Consumers Petroleum and $60.1 million for Miller Oil), $25.1 million in expansion capital expenditures and $17.3 million in maintenance capital expenditures. Net cash used in investing activities was offset by $124.6 million in proceeds from the sale of property and equipment, primarily related to the sale of the Revere Terminal.

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

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the six months ended June 30, 2022 and 2021.

Financing Activities

Net cash used in financing activities was $256.1 million for the six months ended June 30, 2022 and included $284.0 million in net payments on our working capital revolving credit facility, $49.1 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner and $2.6 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, offset by $79.6 million in net borrowings from our revolving credit facility, primarily to fund the Recent Acquisitions offset by payments on our revolving credit facility.

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

The average interest rates for the credit agreement were 2.9% and 2.4% for the three months ended June 30, 2022 and 2021, respectively, and 2.6% and 2.5% for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, we had total borrowings outstanding under the credit agreement of $193.7 million, including $70.7 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $180.8 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.18 billion and $795.9 million at June 30, 2022 and December 31, 2021, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at June 30, 2022.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on the credit agreement.

Senior Notes

We had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at June 30, 2022 and December 31, 2021. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on these senior notes.

Financing Obligations

We had financing obligations outstanding at June 30, 2022 and December 31, 2021 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

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

During the three and six months ended June 30, 2022, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, with the addition of the following:

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

As of June 30, 2022, we had total borrowings outstanding under our credit agreement of $193.7 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $1.9 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At June 30, 2022, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30,	Effect of 10%	Effect of 10%
	2022	Price Increase	Price Decrease
Exchange traded derivative contracts	$58,943	$(21,457)	$21,457
Forward derivative contracts	(36,317)	(6,881)	6,881
Total	$22,626	$(28,338)	$28,338

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2022. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $35.9 million at June 30, 2022.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs (1)	Programs (1)
April 1—April 30, 2022	—	—	—	—
May 1—May 31, 2022	36,801	28.77	—	390,783
June 1—June 30, 2022	60,497	22.62	—	330,286

(1)	In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Our general partner is currently authorized to acquire up to 1,437,427 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 6.Exhibits

(a)	Exhibits

2.1**	—

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

10.1	—	Employment Agreement by and between Global GP LLC and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2022).

10.2	—	Employment Agreement by and between Global GP LLC and Gregory B. Hanson (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 13, 2022).

10.3	—	Employment Agreement by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 13, 2022).

10.4	—	Employment Agreement by and between Global GP LLC and Matthew Spencer (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 13, 2022).

10.5	—	Employment Agreement by and between Global GP LLC and Jeremy Langhorn (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 13, 2022).

10.6	—	Employment Agreement by and between Global GP LLC and Sean T. Geary (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 13, 2022).

10.7*	—	Form of Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan.

10.8*	—	Form of Performance Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan.

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 5, 2022		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2022		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)