Form 10-Q
period 2022-09-30
GLOBAL PARTNERS LP
filed 2022-11-04
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The issuer had 33,995,563 common units outstanding as of November 2, 2022.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$15,486	$10,849
Accounts receivable, net	430,081	411,194
Accounts receivable—affiliates	3,470	1,139
Inventories	427,731	509,517
Brokerage margin deposits	28,581	33,658
Derivative assets	21,758	11,652
Prepaid expenses and other current assets	73,994	87,076
Total current assets	1,001,101	1,065,085
Property and equipment, net	1,217,006	1,099,348
Right of use assets, net	287,691	280,284
Intangible assets, net	28,972	26,014
Goodwill	410,826	328,135
Other assets	29,666	32,299
Total assets	$2,975,262	$2,831,165
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$549,464	$353,296
Working capital revolving credit facility—current portion	—	204,700
Lease liability—current portion	64,245	62,352
Environmental liabilities—current portion	4,582	4,642
Trustee taxes payable	38,344	44,223
Accrued expenses and other current liabilities	144,181	138,733
Derivative liabilities	24,425	31,654
Total current liabilities	825,241	839,600
Working capital revolving credit facility—less current portion	—	150,000
Revolving credit facility	99,000	43,400
Senior notes	740,589	739,310
Long-term lease liability—less current portion	231,704	228,203
Environmental liabilities—less current portion	62,749	48,163
Financing obligations	142,526	144,444
Deferred tax liabilities	65,199	56,817
Other long—term liabilities	58,794	53,461
Total liabilities	2,225,802	2,303,398
Partners’ equity
Series A preferred limited partners (2,760,000 units issued and outstanding at September 30, 2022 and December 31, 2021)	67,226	67,226
Series B preferred limited partners (3,000,000 units issued and outstanding at September 30, 2022 and December 31, 2021)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,948,203 outstanding at September 30, 2022 and 33,995,563 units issued and 33,953,227 outstanding at December 31, 2021)	617,281	392,086
General partner interest (0.67% interest with 230,303 equivalent units outstanding at September 30, 2022 and December 31, 2021)	71	(1,948)
Accumulated other comprehensive loss	(7,423)	(1,902)
Total partners’ equity	749,460	527,767
Total liabilities and partners’ equity	$2,975,262	$2,831,165

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales	$4,626,747	$3,323,910	$14,450,935	$9,156,382
Cost of sales	4,298,368	3,120,852	13,634,842	8,630,247
Gross profit	328,379	203,058	816,093	526,135
Costs and operating expenses:
Selling, general and administrative expenses	65,123	54,674	182,274	155,029
Operating expenses	119,549	92,151	327,307	260,848
Amortization expense	2,118	2,742	6,734	8,138
Net loss (gain) on sale and disposition of assets	292	(192)	(81,468)	(675)
Long-lived asset impairment	—	—	—	188
Total costs and operating expenses	187,082	149,375	434,847	423,528
Operating income	141,297	53,683	381,246	102,607
Interest expense	(19,047)	(19,660)	(61,577)	(60,339)
Income before income tax expense	122,250	34,023	319,669	42,268
Income tax expense	(10,811)	(386)	(14,938)	(789)
Net income	111,439	33,637	304,731	41,479
Less: General partner’s interest in net income, including incentive distribution rights	2,027	993	5,370	2,581
Less: Preferred limited partner interest in net income	3,463	3,463	10,389	8,746
Net income attributable to common limited partners	$105,949	$29,181	$288,972	$30,152
Basic net income per common limited partner unit	$3.12	$0.86	$8.52	$0.89
Diluted net income per common limited partner unit	$3.12	$0.86	$8.48	$0.88
Basic weighted average common limited partner units outstanding	33,917	33,897	33,932	33,934
Diluted weighted average common limited partner units outstanding	34,008	34,087	34,058	34,225

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$111,439	$33,637	$304,731	$41,479
Other comprehensive loss:
Change in fair value of cash flow hedges	—	(3,760)	—	(2,936)
Change in pension liability	(1,068)	(350)	(5,521)	1,270
Total other comprehensive loss	(1,068)	(4,110)	(5,521)	(1,666)
Comprehensive income	$110,371	$29,527	$299,210	$39,813

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income	$304,731	$41,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,572	76,172
Amortization of deferred financing fees	4,084	3,810
Bad debt expense	(303)	(20)
Unit-based compensation expense	1,521	563
Write-off of financing fees	—	365
Net gain on sale and disposition of assets	(81,468)	(675)
Long-lived asset impairment	—	188
Changes in operating assets and liabilities:
Accounts receivable	(18,584)	(133,591)
Accounts receivable-affiliate	(2,331)	19
Inventories	87,356	(27,726)
Broker margin deposits	5,077	(13,656)
Prepaid expenses, all other current assets and other assets	14,226	28,637
Accounts payable	196,168	107,076
Trustee taxes payable	(5,879)	3,257
Change in derivatives	(17,335)	32,097
Accrued expenses, all other current liabilities and other long-term liabilities	11,071	(18,938)
Net cash provided by operating activities	576,906	99,057
Cash flows from investing activities
Acquisitions	(255,268)	(18,034)
Capital expenditures	(65,829)	(65,557)
Seller note issuances	—	(1,690)
Proceeds from sale of property and equipment, net	126,395	3,804
Net cash used in investing activities	(194,702)	(81,477)
Cash flows from financing activities
Net proceeds from issuance of Series B preferred units	—	72,167
Net (payments on) borrowings from working capital revolving credit facility	(354,700)	68,500
Net borrowings from (payments on) revolving credit facility	55,600	(78,600)
Repurchase of common units	(2,567)	(3,772)
LTIP units withheld for tax obligations	(1,559)	(2,209)
Distributions to limited partners and general partner	(74,341)	(68,015)
Net cash used in financing activities	(377,567)	(11,929)
Cash and cash equivalents
Increase in cash and cash equivalents	4,637	5,651
Cash and cash equivalents at beginning of period	10,849	9,714
Cash and cash equivalents at end of period	$15,486	$15,365
Supplemental information
Cash paid during the period for interest	$59,649	$52,775

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and nine months ended September 30, 2022	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2021	$67,226	$72,305	$392,086	$(1,948)	$(1,902)	$527,767
Net income	1,682	1,781	25,845	1,177	—	30,485
Distributions to limited partners and general partner	(1,682)	(1,781)	(19,887)	(1,012)	—	(24,362)
Unit-based compensation	—	—	204	—	—	204
Other comprehensive loss	—	—	—	—	(1,507)	(1,507)
LTIP units withheld for tax obligations	—	—	(6)	—	—	(6)
Dividends on repurchased units	—	—	25	—	—	25
Balance at March 31, 2022	$67,226	$72,305	$398,267	$(1,783)	$(3,409)	$532,606
Net income	1,682	1,781	157,178	2,166	—	162,807
Distributions to limited partners and general partner	(1,682)	(1,781)	(20,227)	(1,117)	—	(24,807)
Unit-based compensation	—	—	502	—	—	502
Other comprehensive loss	—	—	—	—	(2,946)	(2,946)
Repurchase of common units	—	—	(2,567)	—	—	(2,567)
Distribution equivalent rights	—	—	(324)	—	—	(324)
Dividends on repurchased units	—	—	26	—	—	26
Balance at June 30, 2022	$67,226	$72,305	$532,855	$(734)	$(6,355)	$665,297
Net income	1,682	1,781	105,949	2,027	—	111,439
Distributions to limited partners and general partner	(1,682)	(1,781)	(20,567)	(1,222)	—	(25,252)
Unit-based compensation	—	—	815	—	—	815
Other comprehensive loss	—	—	—	—	(1,068)	(1,068)
LTIP units withheld for tax obligations	—	—	(1,553)	—	—	(1,553)
Distribution equivalent rights	—	—	(247)	—	—	(247)
Dividends on repurchased units	—	—	29	—	—	29
Balance at September 30, 2022	$67,226	$72,305	$617,281	$71	$(7,423)	$749,460

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and nine months ended September 30, 2021	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2020	$67,226	$—	$428,842	$(2,169)	$1,600	$495,499
Issuance of Series B preferred units	—	72,167	—	—	—	72,167
Net income (loss)	1,682	138	(6,856)	739	—	(4,297)
Distributions to limited partners and general partner	(1,682)	—	(18,698)	(642)	—	(21,022)
Unit-based compensation	—	—	259	—	—	259
Other comprehensive income	—	—	—	—	2,098	2,098
LTIP units withheld for tax obligations	—	—	(26)	—	—	(26)
Dividends on repurchased units	—	—	16	—	—	16
Balance at March 31, 2021	$67,226	$72,305	$403,537	$(2,072)	$3,698	$544,694
Net income	1,682	1,781	7,827	849	—	12,139
Distributions to limited partners and general partner	(1,682)	(1,781)	(19,547)	(906)	—	(23,916)
Unit-based compensation	—	—	352	—	—	352
Other comprehensive income	—	—	—	—	346	346
Repurchase of common units	—	—	(3,772)	—	—	(3,772)
LTIP units withheld for tax obligations	—	—	(10)	—	—	(10)
Dividends on repurchased units	—	—	786	—	—	786
Balance at June 30, 2021	$67,226	$72,305	$389,173	$(2,129)	$4,044	$530,619
Net income	1,682	1,781	29,181	993	—	33,637
Distributions to limited partners and general partner	(1,682)	(1,781)	(19,547)	(906)	—	(23,916)
Unit-based compensation	—	—	(48)	—	—	(48)
Other comprehensive loss	—	—	—	—	(4,110)	(4,110)
LTIP units withheld for tax obligation	—	—	(2,173)	—	—	(2,173)
Dividends on repurchased units	—	—	37	—	—	37
Balance at September 30, 2021	$67,226	$72,305	$396,623	$(2,042)	$(66)	$534,046

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of September 30, 2022, the Partnership had a portfolio of 1,684 owned, leased and/or supplied gasoline stations, including 356 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of September 30, 2022, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,311,366 common units, representing a 18.6% limited partner interest.

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

2022 Events

Sale of the Revere Terminal—On June 28, 2022, the Partnership completed the sale of its terminal located on Boston Harbor in Revere, Massachusetts for a purchase price of $150.0 million in cash. See Note 11.

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

Acquisitions— On September 20, 2022, the Partnership acquired substantially all of the assets from Tidewater Convenience, Inc. (“Tidewater”). See Note 2.

On February 1, 2022, the Partnership acquired substantially all of the retail motor fuel assets from Miller Oil Co., Inc. (“Miller Oil”). See Note 2.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 25, 2022, the Partnership acquired substantially all of the assets from Connecticut-based Consumers Petroleum of Connecticut, Incorporated (“Consumers Petroleum”). See Note 2.

Basis of Presentation

The financial results of Tidewater, Miller Oil and Consumers Petroleum since the respective acquisition date are included in the accompanying statements of operations for the three and nine months ended September 30, 2022. The accompanying consolidated financial statements as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2022. The consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	71%	76%	68%	73%
Distillates (home heating oil, diesel and kerosene) and residual oil sales	26%	19%	29%	22%
Crude oil sales and crude oil logistics revenue	—%	1%	—%	1%
Convenience store and prepared food sales, rental income and sundries	3%	4%	3%	4%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Wholesale segment	23%	19%	25%	18%
Gasoline Distribution and Station Operations segment	74%	79%	72%	80%
Commercial segment	3%	2%	3%	2%
Total	100%	100%	100%	100%

See Note 13, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and nine months ended September 30, 2022 and 2021.

Note 2.    Business Combinations

Acquisition from Tidewater Convenience, Inc.—On September 20, 2022, the Partnership acquired substantially all of the assets from Tidewater in a cash transaction. The acquisition includes 14 company-operated Tidewater convenience stores and 1 fuel site, all located in Virginia. The purchase price was approximately $40.4 million, including inventory. The acquisition was funded with borrowings under the Partnership’s revolving credit facility.

The preliminary fair values of the assets acquired and liabilities assumed as of September 20, 2022, the acquisition date, are set forth in the table below. The excess of the purchase price over the aggregate acquisition date value of identifiable net assets acquired was recorded as goodwill and assigned to the GDSO segment. Substantially all of the goodwill is expected to be deductible for tax purposes. These preliminary acquisition date values were generally determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the acquisition accounting is not complete, and additional information that existed at the acquisition date may become known to the Partnership during the remainder of the measurement period. As of the filing date of this Form 10-Q, the Partnership is still in the process of valuing the assets acquired from Tidewater, including inventory, property and equipment and right of use assets, and liabilities.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$1,125
Property and equipment	40,706
Right of use assets	828
Total identifiable assets purchased	42,659
Liabilities assumed:
Environmental liabilities	(2,154)
Lease liability	(508)
Other non-current liabilities	(293)
Total liabilities assumed	(2,955)
Net identifiable assets acquired	39,704
Goodwill	738
Net assets acquired	$40,442

The fair values of the remaining assets and liabilities noted above approximate their carrying values at September 20, 2022, the acquisition date.

In connection with the acquisition of Tidewater, the Partnership incurred acquisition costs of approximately $0.3 million for each of the three and nine months ended September 30, 2022, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$2,249
Property and equipment	37,530
Right of use assets	5,139
Intangibles	5,555
Other assets	837
Total identifiable assets purchased	51,310
Liabilities assumed:
Accrued expenses and other current liabilities	(1,190)
Environmental liabilities	(4,816)
Lease liability	(5,969)
Other non-current liabilities	(1,384)
Total liabilities assumed	(13,359)
Net identifiable assets acquired	37,951
Goodwill	22,148
Net assets acquired	$60,099

During the three months ended September 30, 2022, the Partnership recorded the following changes to the preliminary purchase accounting, which resulted in an increase in goodwill to $22.1 million at September 30, 2022 from $21.8 million at June 30, 2022 (in thousands):

Goodwill – June 30, 2022	$21,800
Decrease in deferred tax asset	128
Increase in environmental liabilities	220
Goodwill – September 30, 2022	$22,148

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

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts that are being amortized over three to eight years. Amortization expense related to the intangible assets was $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.

In connection with the acquisition of Miller Oil, the Partnership incurred acquisition costs of approximately $0.2 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Acquisition from Consumers Petroleum of Connecticut Incorporated—On January 25, 2022, the Partnership acquired substantially all of the assets from Consumers Petroleum in a cash transaction. The acquisition includes 26 company-owned Wheels convenience stores and related fuel operations located in Connecticut and 22 fuel-supply only

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$2,475
Property and equipment	88,262
Right of use assets	4,482
Intangibles	4,136
Other non-current assets	366
Total identifiable assets purchased	99,721
Liabilities assumed:
Accrued expenses and other current liabilities	(192)
Environmental liabilities	(7,161)
Lease liability	(2,372)
Other non-current liabilities	(609)
Total liabilities assumed	(10,334)
Net identifiable assets acquired	89,387
Goodwill	65,340
Net assets acquired	$154,727

During the three months ended September 30, 2022, the Partnership recorded the following change to the preliminary purchase accounting, which resulted in an increase in goodwill to $65.3 million at September 30, 2022 from $65.2 million at June 30, 2022 (in thousands):

Goodwill – June 30, 2022	$65,210
Increase in environmental liabilities	130
Goodwill – September 30, 2022	$65,340

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

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts that are being amortized over four to eight years. Amortization expense related to the intangible assets was $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively

In connection with the acquisition of Consumers Petroleum, the Partnership incurred acquisition costs of approximately $0.1 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Supplemental Pro Forma Information—Revenues and net income not included in the Partnership’s consolidated operating results for Tidewater, Miller Oil and Consumers Petroleum from January 1, 2022 through the respective acquisition date were immaterial.

Note 3.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended September 30, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$752,652	$1,631,078	$199,386	$2,583,116
Station operations	—	138,978	—	138,978
Total revenue from contracts with customers	752,652	1,770,056	199,386	2,722,094
Other sales:
Revenue originating as physical forward contracts and exchanges	1,757,406	—	126,764	1,884,170
Revenue from leases	508	19,975	—	20,483
Total other sales	1,757,914	19,975	126,764	1,904,653
Total sales	$2,510,566	$1,790,031	$326,150	$4,626,747

	Three Months Ended September 30, 2021
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$586,951	$1,151,251	$133,011	$1,871,213
Station operations	—	114,807	—	114,807
Total revenue from contracts with customers	586,951	1,266,058	133,011	1,986,020
Other sales:
Revenue originating as physical forward contracts and exchanges	1,248,474	—	69,535	1,318,009
Revenue from leases	562	19,319	—	19,881
Total other sales	1,249,036	19,319	69,535	1,337,890
Total sales	$1,835,987	$1,285,377	$202,546	$3,323,910

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$2,778,837	$4,721,475	$665,143	$8,165,455
Station operations	—	360,211	—	360,211
Total revenue from contracts with customers	2,778,837	5,081,686	665,143	8,525,666
Other sales:
Revenue originating as physical forward contracts and exchanges	5,509,881	—	354,398	5,864,279
Revenue from leases	2,042	58,948	—	60,990
Total other sales	5,511,923	58,948	354,398	5,925,269
Total sales	$8,290,760	$5,140,634	$1,019,541	$14,450,935

	Nine Months Ended September 30, 2021
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$1,890,838	$2,930,446	$228,895	$5,050,179
Station operations	—	301,459	—	301,459
Total revenue from contracts with customers	1,890,838	3,231,905	228,895	5,351,638
Other sales:
Revenue originating as physical forward contracts and exchanges	3,492,524	—	254,534	3,747,058
Revenue from leases	1,693	55,993	—	57,686
Total other sales	3,494,217	55,993	254,534	3,804,744
Total sales	$5,385,055	$3,287,898	$483,429	$9,156,382

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both September 30, 2022 and December 31, 2021.

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

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Distillates: home heating oil, diesel and kerosene	$116,792	$244,067
Gasoline	130,261	123,824
Gasoline blendstocks	46,915	50,599
Crude oil	2,618	3,678
Residual oil	97,960	60,286
Renewable identification numbers (RINs)	3,418	4,218
Convenience store inventory	29,767	22,845
Total	$427,731	$509,517

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $0.7 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $38.5 million and $20.6 million at September 30, 2022 and December 31, 2021, respectively. Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment (in thousands):

Balance at December 31, 2021	$328,135
Acquisition of Tidewater (1)	738
Acquisition of Miller Oil (1)	22,148
Acquisition of Consumers Petroleum (1)	65,340
Dispositions (2)	(5,535)
Balance at September 30, 2022	$410,826
(1)	See Note 2 for information on the Partnership’s business combinations.
(2)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Buildings and improvements	$1,410,991	$1,327,002
Land	536,927	457,260
Fixtures and equipment	41,202	38,646
Idle plant assets	30,500	30,500
Construction in process	50,644	52,716
Capitalized internal use software	33,610	32,740
Total property and equipment	2,103,874	1,938,864
Less accumulated depreciation	886,868	839,516
Total	$1,217,006	$1,099,348

Property and equipment includes retail gasoline station assets held for sale of $0 and $6.1 million at September 30, 2022 and December 31, 2021, respectively, and terminal assets held for sale of $0 and $26.3 million at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, the Partnership had a $38.2million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at September 30, 2022 and December 31, 2021.

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

On March 9, 2022, the Partnership and certain of its subsidiaries entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”) which, among other things, amended certain terms and provisions of the Credit Agreement to provide for $200.0 million of working capital interim commitments which increased the total aggregate commitment from $1.35 billion to $1.55 billion. On March 30, 2022, the Partnership and certain of its subsidiaries entered into a seventh amendment to the Credit Agreement (the “Seventh Amendment”) which, among other things, (i) increased the working capital revolving credit facility by $200.0 million and simultaneously reduced the working capital interim commitments to $0; (ii) refreshed the accordion feature under the Credit Agreement to permit the Partnership to request increases of up to $300.0 million in the total credit facility; and (iii) replaced the Cost of Funds (as defined in the Credit Agreement) pricing option with a Daily secured overnight financing rate (“SOFR”) pricing option. All other material terms of the Credit Agreement remain substantially the same as disclosed in Note 8 of Notes to

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

The average interest rates for the Credit Agreement were 4.1% and 2.3% for the three months ended September 30, 2022 and 2021, respectively, and 3.1% and 2.5% for the nine months ended September 30, 2022 and 2021, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at September 30, 2022 the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $0 over the next twelve months.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	September 30,	December 31,
	2022	2021
Total available commitments	$1,550,000	$1,350,000

Working capital revolving credit facility—current portion	—	204,700
Working capital revolving credit facility—less current portion	—	150,000
Revolving credit facility	99,000	43,400
Total borrowings outstanding	99,000	398,100

Less outstanding letters of credit	205,200	156,000

Total remaining availability for borrowings and letters of credit (1)	$1,245,800	$795,900
(1)	Subject to borrowing base limitations.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at September 30, 2022.

Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on the Credit Agreement.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In connection with the Sixth Amendment and Seventh Amendment, the Partnership capitalized additional financing fees of $1.0 million. The Partnership had unamortized deferred financing fees of $15.7 million and $18.8 million at September 30, 2022 and December 31, 2021, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $5.7 million and $7.5 million at September 30, 2022 and December 31, 2021, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $9.4 million and $10.7 million at September 30, 2022 and December 31, 2021, respectively. Unamortized fees related to the Partnership’s sale-lease transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.6 million at both September 30, 2022 and December 31, 2021.

Amortization expense of approximately $1.3 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $4.1 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively is included in interest expense in the accompanying consolidated statements of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Borrowings from working capital revolving credit facility	$1,641,800	$1,573,700
Payments on working capital revolving credit facility	(1,996,500)	(1,505,200)
Net (payments on) borrowings from working capital revolving credit facility	$(354,700)	$68,500
Borrowings from revolving credit facility	$423,000	$10,000
Payments on revolving credit facility	(367,400)	(88,600)
Net borrowings from (payments on) revolving credit facility	$55,600	$(78,600)

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at September 30, 2022 and December 31, 2021. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on these senior notes.

Financing Obligations

The Partnership had financing obligations outstanding at September 30, 2022 and December 31, 2021 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 8 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on these financial obligations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at September 30, 2022:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	67,667	Thousands of barrels
Short	(70,208)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	5,980	Thousands of barrels
Short	(6,355)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2022	2021	2022	2021
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$11,859	$(25,270)	$8,514	$(54,933)
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(5,532)	$28,695	$19,544	$53,073

Cash Flow Hedges

In 2020, to hedge the Partnership’s cash flow risk relative to certain trends and the fluctuations in commodity prices observed within the GDSO segment, the Partnership entered into exchange-traded commodity swap contracts and designated them as a cash flow hedge of its fuel purchases designed to reduce its cost of fuel if market prices rise through 2021 or increase its cost of fuel if market prices decrease through 2021. All exchange traded commodity swap contracts expired on December 31, 2021; therefore, the amount of income recognized in other comprehensive income as of September 30, 2022 and expected to be reclassified into earnings within the next 12 months was $0.

The amount of income recognized in other comprehensive income for derivatives designated in cash flow hedging relationships was $0 and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $0 and $7.7 million for the nine months ended September 30, 2022 and 2021, respectively. The amount of income reclassified from other comprehensive income into cost of sales for derivatives designated in cash flow hedging relationships was $0

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and $4.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0 and $10.7 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives not designated as	Recognized in	September 30,		September 30,
hedging instruments	Income on Derivatives	2022	2021	2022	2021
Commodity contracts	Cost of sales	$8,195	$1,977	$17,269	$3,110

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at September 30, 2022 and December 31, 2021 (in thousands):

		September 30, 2022
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$4,149	$115,081	$119,230
Forward derivative contracts (1)	Derivative assets	—	21,758	21,758
Total asset derivatives		$4,149	$136,839	$140,988

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(66,501)	$(66,501)
Forward derivative contracts (1)	Derivative liabilities	—	(24,425)	(24,425)
Total liability derivatives		$—	$(90,926)	$(90,926)

		December 31, 2021
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$1,476	$106,629	$108,105
Forward derivative contracts (1)	Derivative assets	—	11,652	11,652
Total asset derivatives		$1,476	$118,281	$119,757

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(9,201)	$(72,993)	$(82,194)
Forward derivative contracts (1)	Derivative liabilities	—	(31,654)	(31,654)
Total liability derivatives		$(9,201)	$(104,647)	$(113,848)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value at September 30, 2022
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$21,758	$—	$21,758
Exchange-traded/cleared derivative instruments (2)	52,729	—	(24,148)	28,581
Pension plans	17,253	—	—	17,253
Total assets	$69,982	$21,758	$(24,148)	$67,592

Liabilities:
Forward derivative contracts (1)	$—	$(24,425)	$—	$(24,425)

	Fair Value at December 31, 2021
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$11,652	$—	$11,652
Exchange-traded/cleared derivative instruments (2)	25,911	—	7,747	33,658
Pension plans	22,703	—	—	22,703
Total assets	$48,614	$11,652	$7,747	$68,013

Liabilities:
Forward derivative contracts (1)	$—	$(31,654)	$—	$(31,654)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	September 30, 2022		December 31, 2021
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$364,000	$400,000	$412,000
6.875% senior notes due 2029	$350,000	$314,125	$350,000	$358,750

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

Note 10.    Environmental Liabilities

In connection with the acquisitions of retail gasoline and convenience store assets described in Note 2, the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $2.1 million, $4.8 million and $7.2 million for Tidewater, Miller Oil and Consumers Petroleum, respectively, as of September 30, 2022.

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2022 (in thousands):

	Balance at				Other	Balance at
	December 31,	Additions	Payments	Dispositions	Adjustments	September 30,
Environmental Liability Related to:	2021	2022	2022	2022	2022	2022
Retail gasoline stations	$49,261	$14,131	$(2,558)	$(469)	$5,011	$65,376
Terminals	3,544	—	(46)	(1,543)	—	1,955
Total environmental liabilities	$52,805	$14,131	$(2,604)	$(2,012)	$5,011	$67,331
Current portion	$4,642					$4,582
Long-term portion	48,163					62,749
Total environmental liabilities	$52,805					$67,331

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.    Related Party Transactions

The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of September 30, 2022, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $45.8 million and $48.0 million for the three months ended September 30, 2022 and 2021, respectively, and $128.0 million and $113.0 million for the nine months ended September 30, 2022 and 2021, respectively The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from the General Partner (in thousands):

	September 30,	December 31,
	2022	2021
Receivables from the General Partner (1)	$3,470	$1,139
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

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

Pursuant to the terms of the purchase agreement the Partnership entered into with affiliates of the Slifka family (the “Initial Sellers”), related parties, in 2015 to acquire the Revere Terminal, the Initial Sellers are entitled to an amount equal to fifty percent of the net proceeds (as defined in the 2015 purchase agreement) (the “Initial Sellers Share”) from the sale of the Revere Terminal. At the time of the 2022 closing, the preliminary calculation of the Initial Sellers Share was approximately $44.3 million, which amount is subject to future revisions. The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, will occur upon the expiration of such storage contract. The Partnership recorded approximately $2.7 million of additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of September 30, 2022 and in selling, general and administrative expenses in the accompanying consolidated statements of income for each of three and nine months ended September 30, 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

After closing costs and the preliminary payment of the Initial Sellers Share, the Partnership received net proceeds of approximately $98.8 million, which is included in proceeds from sale of property and equipment, net in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2022.

In connection with the sale of the Revere Terminal, the Partnership recognized a net gain of approximately $76.7 million for the nine months ended September 30, 2022, which is included in net gain on sale and disposition of assets in the accompanying consolidated statement of income. The preliminary payment of approximately $44.3 million to the Initial Sellers is included in the measurement of the $76.7 million net gain recognized.

Note 12.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At September 30, 2022, there were 33,995,563 common units issued, including 6,311,366 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the three and nine months ended September 30, 2022.

Series A Preferred Units

At September 30, 2022, there were 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three and nine months ended September 30, 2022.

Series B Preferred Units

At September 30, 2022, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit. There have been no changes to the Series B Preferred Units during the three and nine months ended September 30, 2022.

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2022 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2022 (1)	12/31/21	$0.5850	$19,887	$141	$871	$20,899
5/13/2022 (1)	03/31/22	0.5950	20,227	144	973	21,344
8/12/2022 (1)	06/30/22	0.6050	20,567	147	1,075	21,789
(1)	This distribution resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on October 25, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.6250 per unit ($2.50 per unit on an annualized basis) on all of its outstanding common units for the period from July 1, 2022 through September 30, 2022. On November 14, 2022, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 8, 2022.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

purpose. Distributions on the Series B Preferred Units will be paid out of Available Cash with respect to the quarter immediately preceding the applicable Series B Distribution Payment Date.

The Partnership paid the following cash distributions on the Series A Preferred Units and the Series B Preferred Units during 2022 (in thousands, except per unit data):

		Series A Preferred Units		Series B Preferred Units
	For the	Per Unit		Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution	Distribution	Distribution
2/15/2022	11/15/21 - 2/14/22	$0.609375	$1,682	$0.59375	$1,781
5/16/2022	2/15/22 - 5/14/22	0.609375	1,682	0.59375	1,781
8/15/2022	5/15/22 - 8/14/22	0.609375	1,682	0.59375	1,781

In addition, on October 17, 2022, the board of directors (“the Board”) of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from August 15, 2022 through November 14, 2022. This distribution will be payable on November 15, 2022 to holders of record as of the opening of business on November 1, 2022.

The Board also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from August 15, 2022 through November 14, 2022. This distribution will be payable on November 15, 2022 to holders of record as of the opening of business on November 1, 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,623,599	$1,371,621	$5,046,457	$3,696,677
Other oils and related products (1)	886,877	451,172	3,242,031	1,641,250
Crude oil (2)	90	13,194	2,272	47,128
Total	$2,510,566	$1,835,987	$8,290,760	$5,385,055
Product margin
Gasoline and gasoline blendstocks	$54,260	$22,458	$93,009	$62,379
Other oils and related products (1)	25,716	22,625	130,690	54,580
Crude oil (2)	(646)	(2,814)	(6,706)	(10,662)
Total	$79,330	$42,269	$216,993	$106,297
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,631,078	$1,151,251	$4,721,475	$2,930,446
Station operations (3)	158,953	134,126	419,159	357,452
Total	$1,790,031	$1,285,377	$5,140,634	$3,287,898
Product margin
Gasoline	$187,994	$112,446	$432,732	$294,001
Station operations (3)	73,614	65,269	200,719	176,567
Total	$261,608	$177,715	$633,451	$470,568
Commercial Segment:
Sales	$326,150	$202,546	$1,019,541	$483,429
Product margin	$10,389	$3,916	$31,042	$10,807
Combined sales and Product margin:
Sales	$4,626,747	$3,323,910	$14,450,935	$9,156,382
Product margin (4)	$351,327	$223,900	$881,486	$587,672
Depreciation allocated to cost of sales	(22,948)	(20,842)	(65,393)	(61,537)
Combined gross profit	$328,379	$203,058	$816,093	$526,135
(1)	Other oils and related products primarily consist of distillates and residual oil.
(2)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(3)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(4)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 111 million gallons and 123 million gallons of the GDSO segment’s sales for the three months ended September 30, 2022 and 2021, respectively, and 318 million gallons and 342 million gallons of the GDSO segment’s sales for the nine months ended September 30, 2022 and 2021, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Combined gross profit	$328,379	$203,058	$816,093	$526,135
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	65,123	54,674	182,274	155,029
Operating expenses	119,549	92,151	327,307	260,848
Amortization expense	2,118	2,742	6,734	8,138
Net loss (gain) on sale and disposition of assets	292	(192)	(81,468)	(675)
Long-lived asset impairment	—	—	—	188
Total operating costs and expenses	187,082	149,375	434,847	423,528
Operating income	141,297	53,683	381,246	102,607
Interest expense	(19,047)	(19,660)	(61,577)	(60,339)
Income tax expense	(10,811)	(386)	(14,938)	(789)
Net income	$111,439	$33,637	$304,731	$41,479

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and nine months ended September 30, 2022 and 2021.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at September 30, 2022 and December 31, 2021 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
September 30, 2022	$606,227	$—	$1,918,464	$450,571	$2,975,262
December 31, 2021	$739,523	$—	$1,655,475	$436,167	$2,831,165

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

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2022 and December 31, 2021, respectively, excludes 47,360 and 42,336 common units held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$111,439	$109,412	$2,027	$—	$33,637	$32,644	$993	$—
Declared distribution	$22,680	$21,247	$153	$1,280	$20,453	$19,547	$138	$768
Assumed allocation of undistributed net income	88,759	88,165	594	—	13,184	13,097	87	—
Assumed allocation of net income	$111,439	$109,412	$747	$1,280	$33,637	$32,644	$225	$768
Less: Preferred limited partner interest in net income		3,463				3,463
Net income attributable to common limited partners		$105,949				$29,181
Denominator:
Basic weighted average common units outstanding		33,917				33,897
Dilutive effect of phantom units		91				190
Diluted weighted average common units outstanding		34,008				34,087
Basic net income per common limited partner unit		$3.12				$0.86
Diluted net income per common limited partner unit		$3.12				$0.86

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$304,731	$299,361	$5,370	$—	$41,479	$38,898	$2,581	$—
Declared distribution	$65,813	$62,041	$444	$3,328	$61,359	$58,641	$414	$2,304
Assumed allocation of undistributed net income (loss)	238,918	237,320	1,598	—	(19,880)	(19,743)	(137)	—
Assumed allocation of net income	$304,731	$299,361	$2,042	$3,328	$41,479	$38,898	$277	$2,304
Less: Preferred limited partner interest in net income		10,389				8,746
Net income attributable to common limited partners		$288,972				$30,152
Denominator:
Basic weighted average common units outstanding		33,932				33,934
Dilutive effect of phantom units		126				291
Diluted weighted average common units outstanding		34,058				34,225
Basic net income per common limited partner unit		$8.52				$0.89
Diluted net income per common limited partner unit		$8.48				$0.88

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The board of directors of the General Partner declared the following quarterly cash distributions on its common units:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 26, 2022	$0.5950	March 31, 2022
July 26, 2022	$0.6050	June 30, 2022
October 25, 2022	$0.6250	September 30, 2022

The board of directors of the General Partner declared the following quarterly cash distributions on the Series A Preferred Units and the Series B Preferred Units:

	Series A Preferred Units	Series B Preferred Units
	Per Unit Cash	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Distribution Declared	Quarterly Period Covering
April 18, 2022	$0.609375	$0.593750	February 15, 2022 - May 14, 2022
July 18, 2022	$0.609375	$0.593750	May 15, 2022 - August 14, 2022
October 17, 2022	$0.609375	$0.593750	August 15, 2022 - November 14, 2022

See Note 12, “Partners’ Equity and Cash Distributions” for further information.

Note 15.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive income by component for the periods presented (in thousands):

Pension
Three Months Ended September 30, 2022	Plan
Balance at June 30, 2022	$(6,355)
Other comprehensive loss	(832)
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(236)
Total comprehensive loss	(1,068)
Balance at September 30, 2022	$(7,423)

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$(1,902)
Other comprehensive loss	(4,814)
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(707)
Total comprehensive loss	(5,521)
Balance at September 30, 2022	$(7,423)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership received a Subpoena Duces Tecum dated May 13, 2022 from the Office of the Attorney General of the State of New York (“NY AG”) requesting information regarding charges paid by retailers, distributors, or consumers for oil and gas products in or within the proximity of the State of New York during the disruption of the market triggered by Russia’s 2022 invasion of Ukraine. The Partnership has been advised that the NY AG’s office sent similar subpoena requests for information to market participants across the petroleum industry. The Partnership made an initial submission of information to the NY AG’s office and continues to cooperate with the NY AG’s office to satisfy its obligations under the subpoena.

The Partnership received a letter from the Office of the Attorney General of the State of Connecticut (“CT AG”) dated June 28, 2022 seeking information from the Partnership related to its sales of motor fuel to retailers within the State of Connecticut from February 3, 2022 through June 28, 2022. The Partnership has been advised that the CT AG’s office sent similar requests for information to market participants across the petroleum industry. The Partnership has complied with the CT AG’s request and submitted information responsive thereto.

Note 17.    New Accounting Standards

There have been no recently issued accounting standards that are expected to have a material impact on the Partnership’s consolidated financial statements.

Note 18.    Subsequent Events

Distribution to Common Unitholders—On October 25, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.6250 per unit ($2.50 per unit on an annualized basis) for the period from July 1, 2022 through September 30, 2022. On November 14, 2022, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 8, 2022.

Distribution to Series A Preferred Unitholders—On October 17, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units, covering the period from August 15, 2022 through November 14, 2022. This distribution will be payable on November 15, 2022 to holders of record as of the opening of business on November 1, 2022.

Distribution to Series B Preferred Unitholders—On October 17, 2022, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from August 15, 2022 through November 14, 2022. This distribution will be payable on November 15, 2022 to holders of record as of the opening of business on November 1, 2022.

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

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions although not all forward-looking statements contain such identifying words. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on the Series A Preferred Units or the Series B Preferred Units (each as defined in Note 12 of Notes to Consolidated Financial Statements) or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

●	A significant decrease in price or demand for the products we sell or a significant decrease in the pricing of and demand for our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	COVID-19 and certain developments in global petroleum markets have had, and may from time to time continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.

●	The impact on the global economy and commodity prices resulting from the conflict in Ukraine may have a negative impact on our financial condition and results of operations.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of September 30, 2022, we had a portfolio of 1,684 owned, leased and/or supplied gasoline stations, including 356 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $4.4 billion and $14.0 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three and nine months ended September 30, 2022, respectively. In addition, we had other revenues of approximately $0.2 billion and $0.4 billion for the three and nine months ended September 30, 2022, respectively, from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

Our inventory management is dependent on the use of hedging instruments which are managed based on the structure of the forward pricing curve. Daily market changes may impact periodic results due to the point-in-time valuation of these positions. Volatility in the petroleum markets resulting from COVID-19 and geopolitical events may impact our results.

Business operations today reflect changes which may remain for an indefinite period of time. In these uncertain times and volatile markets, we believe that we are operationally nimble and that our portfolio of assets will continue to provide us with opportunities.

2022 Events

Acquisition from Tidewater Convenience, Inc.—On September 20, 2022, we acquired substantially all of the assets from Tidewater Convenience, Inc. (“Tidewater”) for approximately $40.4 million, including inventory, funded with borrowings under our revolving credit facility. The acquisition includes 14 company-operated Tidewater convenience stores and 1 fuel site, all located in Virginia.

Sale of the Revere Terminal—On June 28, 2022, we completed the sale of our terminal located on Boston Harbor in Revere, Massachusetts for a purchase price of $150.0 million in cash. See Note 11 of Notes to Consolidated Financial Statements.

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

As of September 30, 2022, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	356
Commissioned agents	293
Lessee dealers	196
Contract dealers	839
Total	1,684

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors, in addition to those described under “—COVID-19,” that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term. Our results of operations and financial condition depend, in part, upon the following:

●	Our businesses are influenced by the overall markets for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement. Results from our purchasing, storing, terminalling, transporting, selling and blending operations are influenced by prices for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, price volatility and the market for such products. Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects. Our inventory management is dependent on the use of hedging instruments which are managed based on the structure of the forward pricing curve. Daily market changes may impact periodic results due to the point-in-time valuation of these positions. Volatility in petroleum markets may impact our results. When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations. Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor.

●	We commit substantial resources to pursuing acquisitions and expending capital for growth projects, although there is no certainty that we will successfully complete any acquisitions or growth projects or receive the economic results we anticipate from completed acquisitions or growth projects. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses, and also consider organic growth projects. Our growth largely depends on our ability to make accretive acquisitions and/or

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

●	Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our heating oil and residual oil. Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last four decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations further promoting the use of cleaner fuels. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas or other alternative fuels. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas or other alternative fuels. As described above, such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales. The EPA has implemented a Renewable Fuels Standard (“RFS”) pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program seeks to promote the incorporation of renewable fuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States. We are exposed to volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark-to-market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time. Changes proposed by EPA for the renewable volume obligations may increase the cost to consumers for transportation fuel, which could result in a decline in demand for fuels and lower revenues for our business.

●	Governmental action and campaigns to discourage smoking and use of other products may have a material adverse effect on our revenues and gross profit. Congress has given the FDA broad authority to regulate tobacco and nicotine products, and the FDA, states and some municipalities have enacted and are pursuing enaction of

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$111,439	$33,637	$304,731	$41,479
EBITDA (1)(3)	$168,217	$79,375	$459,818	$178,779
Adjusted EBITDA (1)(3)	$168,509	$79,183	$378,350	$178,292
Distributable cash flow (2)(3)(4)	$128,020	$49,697	$356,086	$90,274
Wholesale Segment:
Volume (gallons)	779,175	813,411	2,548,607	2,642,437
Sales
Gasoline and gasoline blendstocks	$1,623,599	$1,371,621	$5,046,457	$3,696,677
Other oils and related products (5)	886,877	451,172	3,242,031	1,641,250
Crude oil (6)	90	13,194	2,272	47,128
Total	$2,510,566	$1,835,987	$8,290,760	$5,385,055
Product margin
Gasoline and gasoline blendstocks	$54,260	$22,458	$93,009	$62,379
Other oils and related products (5)	25,716	22,625	130,690	54,580
Crude oil (6)	(646)	(2,814)	(6,706)	(10,662)
Total	$79,330	$42,269	$216,993	$106,297
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	430,001	416,778	1,228,769	1,146,001
Sales
Gasoline	$1,631,078	$1,151,251	$4,721,475	$2,930,446
Station operations (7)	158,953	134,126	419,159	357,452
Total	$1,790,031	$1,285,377	$5,140,634	$3,287,898
Product margin
Gasoline	$187,994	$112,446	$432,732	$294,001
Station operations (7)	73,614	65,269	200,719	176,567
Total	$261,608	$177,715	$633,451	$470,568
Commercial Segment:
Volume (gallons)	102,092	101,157	314,288	251,070
Sales	$326,150	$202,546	$1,019,541	$483,429
Product margin	$10,389	$3,916	$31,042	$10,807
Combined sales and product margin:
Sales	$4,626,747	$3,323,910	$14,450,935	$9,156,382
Product margin (8)	$351,327	$223,900	$881,486	$587,672
Depreciation allocated to cost of sales	(22,948)	(20,842)	(65,393)	(61,537)
Combined gross profit	$328,379	$203,058	$816,093	$526,135

GDSO portfolio as of September 30, 2022 and 2021:	2022	2021
Company operated	356	295
Commissioned agents	293	291
Lessee dealers	196	203
Contract dealers	839	808
Total GDSO portfolio	1,684	1,597

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weather conditions:
Normal heating degree days	96	96	3,750	3,750
Actual heating degree days	57	21	3,482	3,311
Variance from normal heating degree days	(41)%	(78)%	(7)%	(12)%
Variance from prior period actual heating degree days	171%	(71)%	5%	—%
(1)	EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.
(3)	EBITDA, Adjusted EBITDA and distributable cash flow for each of the three and nine months ended September 30, 2021 include a $3.1 million expense for compensation resulting from the retirement of our former chief financial officer in August of 2021. EBITDA, Adjusted EBITDA and distributable cash flow for the nine months ended September 30, 2021 include a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021. This expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.
(4)	Distributable cash flow includes a net gain on sale and disposition of assets of $81.5 million for the nine months ended September 30, 2022, primarily related to the sale of the Revere Terminal (see Note 11 of Notes to Consolidated Financial Statements). The respective net (loss) gain on sale and disposition of assets for the three months ended September 30, 2022 and for each of the three and nine months ended September 30, 2021 was immaterial.
(5)	Other oils and related products primarily consist of distillates and residual oil.
(6)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(7)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(8)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$111,439	$33,637	$304,731	$41,479
Depreciation and amortization	26,920	25,692	78,572	76,172
Interest expense	19,047	19,660	61,577	60,339
Income tax expense	10,811	386	14,938	789
EBITDA (1)	168,217	79,375	459,818	178,779
Net loss (gain) on sale and disposition of assets	292	(192)	(81,468)	(675)
Long-lived asset impairment	—	—	—	188
Adjusted EBITDA (1)	$168,509	$79,183	$378,350	$178,292

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$191,713	$152,615	$576,906	$99,057
Net changes in operating assets and liabilities and certain non-cash items	(53,354)	(93,286)	(193,603)	18,594
Interest expense	19,047	19,660	61,577	60,339
Income tax expense	10,811	386	14,938	789
EBITDA (1)	168,217	79,375	459,818	178,779
Net loss (gain) on sale and disposition of assets	292	(192)	(81,468)	(675)
Long-lived asset impairment	—	—	—	188
Adjusted EBITDA (1)	$168,509	$79,183	$378,350	$178,292
(1)	EBITDA and Adjusted EBITDA for each of the three and nine months ended September 30, 2021 include a $3.1 million expense for compensation resulting from the retirement of our former chief financial officer in August of 2021. EBITDA and Adjusted EBITDA for the nine months ended September 30, 2021 include a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021. This expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Reconciliation of net income to distributable cash flow:
Net income	$111,439	$33,637	$304,731	$41,479
Depreciation and amortization	26,920	25,692	78,572	76,172
Amortization of deferred financing fees	1,347	1,211	4,084	3,810
Amortization of routine bank refinancing fees	(1,138)	(1,002)	(3,457)	(3,052)
Maintenance capital expenditures	(10,548)	(9,841)	(27,844)	(28,135)
Distributable cash flow (1)(2)(3)	128,020	49,697	356,086	90,274
Distributions to preferred unitholders (4)	(3,463)	(3,463)	(10,389)	(8,746)
Distributable cash flow after distributions to preferred unitholders	$124,557	$46,234	$345,697	$81,528

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$191,713	$152,615	$576,906	$99,057
Net changes in operating assets and liabilities and certain non-cash items	(53,354)	(93,286)	(193,603)	18,594
Amortization of deferred financing fees	1,347	1,211	4,084	3,810
Amortization of routine bank refinancing fees	(1,138)	(1,002)	(3,457)	(3,052)
Maintenance capital expenditures	(10,548)	(9,841)	(27,844)	(28,135)
Distributable cash flow (1)(2)(3)	128,020	49,697	356,086	90,274
Distributions to preferred unitholders (4)	(3,463)	(3,463)	(10,389)	(8,746)
Distributable cash flow after distributions to preferred unitholders	$124,557	$46,234	$345,697	$81,528
(1)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow includes a net gain on sale and disposition of assets of $81.5 million for the nine months ended September 30, 2022, primarily related to the sale of the Revere Terminal (see Note 11 of Notes to Consolidated Financial Statements). The respective net (loss) gain on sale and disposition of assets for the three months ended September 30, 2022 and for each of the three and nine months ended September 30, 2021 was immaterial.
(3)	Distributable cash flow for each of the three and nine months ended September 30, 2021 includes a $3.1 million expense for compensation resulting from the retirement of our former chief financial officer in August of 2021 Distributable cash flow for the nine months ended September 30, 2021 includes a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021. This expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.
(4)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $4.6 billion and $3.3 billion for the three months ended September 30, 2022 and 2021, respectively, an increase of $1.3 billion, or 39%, primarily due to an increase in prices. Our aggregate volume of product sold was 1.3 billion gallons for each of the three months ended September 30, 2022 and 2021.

Our total sales were $14.4 billion and $9.1 billion for the nine months ended September 30, 2022 and 2021, respectively, an increase of $5.3 billion, or 58%, primarily due to increases in prices and, to a lesser extent, volume sold. Our aggregate volume of product sold was 4.1 billion gallons and 4.0 billion gallons for the nine months ended September 30, 2022 and 2021, respectively, increasing 52 million gallons (consisting of increases of 83 million gallons and 63 million gallons in our GDSO and Commercial segments, respectively, offset by a decrease of 94 million gallons in our Wholesale segment due to decreased volume in gasoline and gasoline blendstocks and crude oil, offset by an increase in other oils and related products).

Gross Profit

Our gross profit was $328.4 million and $203.1 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $125.3 million, or 62%. In our GDSO segment, our gasoline distribution product margin increased due to higher fuel margins (cents per gallon) and higher volume in part due to the acquisitions of Miller Oil and Consumers Petroleum (collectively the “Recent Acquisitions”). Our station operations product margin increased due to increased activity at our convenience stores, also partially due to the Recent Acquisitions. In our Wholesale segment, our product margins in gasoline and gasoline blendstocks and in other oils and related products benefitted from more favorable market conditions. In our Commercial segment, our product margin increased largely due to an increase in bunkering activity.

Our gross profit was $816.1 million and $526.1 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $290.0 million, or 55%. In our GDSO segment, our gasoline distribution product margin increased due to higher fuel margins (cents per gallon) and higher volume in part due to the Recent Acquisition. Our station operations product margin increased due to increased activity at our convenience stores, also partially due to the Recent Acquisitions. Our Wholesale segment product margins in gasoline and gasoline blendstocks and in other oils and related products increased largely due to more favorable market conditions. In our Commercial segment, our product margin increased largely due to an increase in bunkering activity.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $1.6 billion and $1.3 billion for the three months ended September 30, 2022 and 2021, respectively, increasing $252.0 million, or 18%, primarily due to an increase in prices, partially offset by a decline in volume sold. Our gasoline and gasoline blendstocks product margin was $54.2 million and $22.5 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $31.7 million, or 141%, primarily due to more favorable market conditions in gasoline.

Sales from wholesale gasoline and gasoline blendstocks were $5.0 billion and $3.7 billion for the nine months ended September 30, 2022 and 2021, respectively, an increase of $1.3 billion, or 35%, primarily due to an increase in prices, partially offset by a decline in volume sold. Our gasoline and gasoline blendstocks product margin was $93.0 million and $62.4 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $30.6 million, or 49%, primarily due to more favorable market conditions in gasoline during the second and third quarters of 2022.

Other Oils and Related Products. Sales from other oils and related products (primarily distillates and residual oil) were $886.9 million and $451.2 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $435.7 million, or 97%, primarily due to an increase in distillate prices and to higher residual oil volume sold. Our product margin from other oils and related products was $25.7 million and $22.6 million for the three months ended

September 30, 2022 and 2021, respectively, an increase of $3.1 million, or 14%, primarily due to more favorable market conditions in distillates.

Sales from other oils and related products were $3.2 billion and $1.6 billion for the nine months ended September 30, 2022 and 2021, respectively, an increase of $1.6 billion, or 100%, primarily due to an increase in distillate prices and to higher distillate and residual volume sold. Our product margin from other oils and related products was $130.7 million and $54.6 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $76.1 million, or 139%, primarily due to more favorable market conditions.

Crude Oil. Crude oil sales and logistics revenues were $0.1 million and $13.2 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $13.1 million, or 99%, due to a decrease in volume sold. Our crude oil product margin was ($0.6 million) and ($2.8 million) for the three months ended September 30, 2022 and 2021, respectively, an increase of $2.2 million, or 78%, primarily due to the expiration of a pipeline connection agreement in August of 2021.

Crude oil sales and logistics revenues were $2.3 million and $47.1 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $44.8 million, or 95%, primarily due to a decrease in volume sold. Our crude oil product margin was ($6.7 million) and ($10.7 million) for the nine months ended September 30, 2022 and 2021, respectively, an increase of $4.0 million, or 37%, primarily due to the expiration of a pipeline connection agreement in August of 2021.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.6 billion and $1.2 billion for the three months ended September 30, 2022 and 2021, respectively, increasing $479.8 million, or 42%, primarily due to an increase in prices and an increase in volume sold in part due to the Recent Acquisitions. Our product margin from gasoline distribution was $188.0 million and $112.4 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $75.6 million, or 67%, primarily due to higher fuel margins (cents per gallon) and an increase in volume sold due to the Recent Acquisitions.

Sales from gasoline distribution were $4.7 billion and $2.9 billion for the nine months ended September 30, 2022 and 2021, respectively, an increase of $1.8 billion, or 62%, primarily due to an increase in prices and an increase in volume sold in part due to the Recent Acquisitions. Our product margin from gasoline distribution was $432.7 million and $294.0 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $138.7 million, or 47%, primarily due to higher fuel margins (cents per gallon) and an increase in volume sold in part due to the Recent Acquisitions.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $158.9 million and $134.1 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $24.8 million, or 18%. Our product margin from station operations was $73.6 million and $65.3 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $8.3 million, or 13%. The increases in sales and product margin are primarily due to an increase in activity at our convenience stores, in part due to the Recent Acquisitions.

Sales from our station operations were $419.1 million and $357.4 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $61.7 million, or 17%. Our product margin from station operations was $200.7 million and $176.6 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $24.1 million, or 14%. The increases in sales and product margin are primarily due to an increase in activity at our convenience stores, in part due to the Recent Acquisitions.

Results for Commercial Segment

Our commercial sales were $326.1 million and $202.5 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $123.6 million or 61%, primarily due to an increase in prices. Our commercial product margin was $10.4 million and $3.9 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $6.5 million, or 166%. The increases in sales and product margin are largely due to an increase in bunkering activity.

Our commercial sales were $1.0 billion and $0.5 billion for the nine months ended September 30, 2022 and 2021, respectively, increasing $536.1 million or 111%, due to increases in prices and volume sold. Our commercial product margin was $31.0 million and $10.8 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $20.2 million, or 187%. The increases in sales and product margin are largely due to an increase in bunkering activity.

Selling, General and Administrative Expenses

SG&A expenses were $65.1 million and $54.7 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $10.4 million, or 19%, including increases of $4.8 million in accrued discretionary incentive compensation, $2.3 million in wages and benefits and $6.4 million in various other SG&A expenses. The increase in SG&A expenses was offset by a $3.1 million expense incurred in the third quarter of 2021 for compensation resulting from the retirement of our former chief financial officer in recognition of service.

SG&A expenses were $182.3 million and $155.0 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $27.3 million, or 18%, including increases of $16.3 million in accrued discretionary incentive compensation, $7.8 million in wages and benefits, $1.9 million in advertising and marketing expenses, $1.7 million in bank fees and $9.3 million in various other SG&A expenses. The increase in SG&A expenses was offset by a $3.1 million expense incurred in the third quarter of 2021 for compensation resulting from the retirement of our former chief financial officer in recognition of service and a $6.6 million expense incurred in the second quarter of 2021 for compensation and benefits resulting from the passing of our general counsel. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.

Operating Expenses

Operating expenses were $119.5 million and $92.1 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $27.4 million, or 30%, including an increase of $25.1 million associated with our GDSO operations, including the Recent Acquisitions, in part due to increased credit card fees related to the increases in volume and price, higher salary expense and higher rent expense due in part to greater activity at our stores, an increase in our environmental reserve and an increase in maintenance and repair expenses. Operating expenses associated with our terminal operations increased $2.3 million, in part due to increased maintenance and repair expenses.

Operating expenses were $327.3 million and $260.8 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $66.5 million, or 25%, including an increase of $65.1 million associated with our GDSO operations, including the Recent Acquisitions, in part due to increased credit card fees related to the increases in volume and price, higher salary expense and higher rent expense due in part to greater activity at our stores, an increase in our environmental reserve and an increase in maintenance and repair expenses. Operating expenses associated with our terminal operations increased $1.4 million.

Amortization Expense

Amortization expense related to intangible assets was $2.1 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively, and $6.7 million and $8.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Net (Loss) Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $81.5 million for the nine months ended September 30, 2022, primarily related to the sale of the Revere Terminal (see Note 11 of Notes to Consolidated Financial Statements for more information) and to a gain of $4.9 million, primarily due to the sale of GDSO sites. The respective net (loss) gain on sale and disposition of assets for the three months ended September 30, 2022 and for each of the three and nine months ended September 30, 2021 was immaterial.

Interest Expense

Interest expense was $19.0 million and $19.7 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $0.7 million, or 3%.

Interest expense was $61.5 million and $60.3 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $1.2 million, or 2%.

Income Tax Expense

Income tax expense was $10.8 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $14.9 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. The respective income tax expense reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $175.9 million and $225.5 million at September 30, 2022 and December 31, 2021, respectively, a decrease of $49.6 million. Changes in current assets and current liabilities decreasing our working capital primarily include an increase of $196.2 million in accounts payable primarily due to higher prices and a decrease of $81.8 million in inventories due to market structure. The decrease in working capital was offset by a decrease of $204.7 million in the current portion of our working capital revolving credit facility and an increase of $18.9 million in accounts receivable also primarily due to higher prices.

Cash Distributions

Common Units

During 2022, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2022	$20.9 million	Fourth quarter 2021
May 13, 2022	$21.3 million	First quarter 2022
August 12, 2022	$21.8 million	Second quarter 2022

In addition, on October 25, 2022, the board of directors of our general partner declared a quarterly cash distribution of $0.6250 per unit ($2.50 per unit on an annualized basis) on all of our outstanding common units for the period from July 1, 2022 through September 30, 2022 to our common unitholders of record as of the close of business on November 8, 2022. We expect to pay the total cash distribution of approximately $22.7 million on November 14, 2022.

Preferred Units

During 2022, we paid the following cash distributions to holders of the Series A Preferred Units and the Series B Preferred Units:

	Series A	Series B
	Preferred Units	Preferred Units	Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Total Paid	Quarterly Period Covering
February 15, 2022	$1.7 million	$1.8 million	November 15, 2021 - February 14, 2022
May 16, 2022	$1.7 million	$1.8 million	February 15, 2022 - May 14, 2022
August 15, 2022	$1.7 million	$1.8 million	May 15, 2022 - August 14, 2022

In addition, on October 17, 2022, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from August 15, 2022 through November 14, 2022 to our Series A preferred unitholders of record as of the opening of business on November 1, 2022. We expect to pay the total cash distribution of approximately $1.7 million on November 15, 2022.

The board of directors of our general partner also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from August 15, 2022 through November 14, 2022 to our Series B preferred unitholders of record as of the opening of business on November 1, 2022. We expect to pay the total cash distribution of approximately $1.8 million on November 15, 2022.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at September 30, 2022 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2022	Beyond 2022	Total
Credit facility obligations (1)	$776	$102,738	$103,514
Senior notes obligations (2)	—	1,046,408	1,046,408
Operating lease obligations (3)	18,743	320,669	339,412
Other long-term liabilities (4)	6,559	66,470	73,029
Financing obligations (5)	3,858	113,449	117,307
Total	$29,936	$1,649,734	$1,679,670
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2022 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 6, 2024 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on our senior notes.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our brand fee agreement and amounts related to our pipeline connection agreement, access right agreements and our pension and deferred compensation obligations.

(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation. See Note 8 of Notes to Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $27.8 million and $28.1 million in maintenance capital expenditures for the nine months ended September 30, 2022 and 2021, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $25.0 million and $25.9 million for the nine months ended September 30, 2022 and 2021, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $204.5 million and $37.4 million in expansion capital expenditures, including acquired property and equipment, for the nine months ended September 30, 2022 and 2021, respectively, primarily related to investments in our gasoline station business.

For the nine months ended September 30, 2022, the $204.5 million in expansion capital expenditures includes approximately $166.5 million in property and equipment associated with the acquisitions of Tidewater, Miller Oil and Consumers Petroleum (see Note 2 of Notes to Consolidated Financial Statements), and $38.0 million in expansion capital expenditures, primarily related to investments in our gasoline stations.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$576,906	$99,057
Net cash used in investing activities	$(194,702)	$(81,477)
Net cash used in financing activities	$(377,567)	$(11,929)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $576.9 million and $99.1 million for the nine months ended September 30, 2022 and 2021, respectively, for a period-over-period increase in cash flow from operating activities of $477.8 million. The period-over-period change primarily reflects a net gain on the sale and disposition of assets of $81.5 million, primarily related to the sale of the Revere Terminal (see Note 11 of Notes to Consolidated Financial Statements).

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Increase in accounts receivable	$(18,584)	$(133,591)
Decrease (increase) in inventories	$87,356	$(27,726)
Increase in accounts payable	$196,168	$107,076

For the nine months ended September 30, 2022, the increases in accounts receivable and accounts payable are in part due to the increase in prices. The decrease in inventories is primarily due to carrying lower levels of inventories during the period, offset by the increase in prices.

For the nine months ended September 30, 2021, the increases in accounts receivable, inventories and accounts payable are largely due to the increase in prices.

Investing Activities

Net cash used in investing activities was $194.7 million for the nine months ended September 30, 2022 and included $255.2 million in acquisitions ($154.7 million for Consumers Petroleum, $60.1 million for Miller Oil and $40.4 million for Tidewater), $38.0 million in expansion capital expenditures and $27.8 million in maintenance capital expenditures. Net cash used in investing activities was offset by $126.3 million in proceeds from the sale of property and equipment, primarily related to the sale of the Revere Terminal.

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

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the nine months ended September 30, 2022 and 2021.

Financing Activities

Net cash used in financing activities was $377.6 million for the nine months ended September 30, 2022 and included $354.7 million in net payments on our working capital revolving credit facility, $74.3 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $2.6 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $1.6 million in LTIP units withheld for tax obligations related to awards that vested in 2022. Net cash used in financing activities was offset by $55.6 million in net borrowings from our revolving credit facility, primarily to fund our acquisitions.

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

On March 9, 2022, we and certain of our subsidiaries entered into a sixth amendment to the credit agreement which, among other things, amended certain terms and provisions of the credit agreement to provide for $200.0 million of working capital interim commitments which increased the total aggregate commitment from $1.35 billion to $1.55 billion. On March 30, 2022, we and certain of our subsidiaries entered into a seventh amendment to the credit agreement which, among other things, (i) increased the working capital revolving credit facility by $200.0 million and simultaneously reduced the working capital interim commitments to $0; (ii) refreshed the accordion feature under the credit agreement to permit us to request increases of up to $300.0 million in the total credit facility; and (iii) replaced the Cost of Funds (as defined in the credit agreement) pricing option with a Daily SOFR pricing option. All other material terms of the credit agreement remain substantially the same as disclosed in Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The average interest rates for the credit agreement were 4.1% and 2.3% for the three months ended September 30, 2022 and 2021, respectively, and 3.1% and 2.5% for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, we had $0 borrowings outstanding on the working capital revolving credit facility and $99.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $205.2 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.25 billion and $795.9 million at September 30, 2022 and December 31, 2021, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at September 30, 2022.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on the credit agreement.

Senior Notes

We had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at September 30, 2022 and December 31, 2021. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on these senior notes.

Financing Obligations

We had financing obligations outstanding at September 30, 2022 and December 31, 2021 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

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

During the three and nine months ended September 30, 2022, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, with the addition of the following:

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

As of September 30, 2022, we had total borrowings outstanding under our credit agreement of $99.0 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $1.0 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At September 30, 2022, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	September 30,	Effect of 10%	Effect of 10%
	2022	Price Increase	Price Decrease
Exchange traded derivative contracts	$52,729	$(21,144)	$21,144
Forward derivative contracts	(2,667)	(6,786)	6,786
Total	$50,062	$(27,930)	$27,930

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2022. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $28.6 million at September 30, 2022.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

10.1*	—	Form of Phantom Unit Award Agreement for Independent Directors under Global Partners LP Long-Term Incentive Plan.

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 4, 2022		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2022		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)