Form 10-K
period 2022-12-31
GLOBAL PARTNERS LP
filed 2023-02-27
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and their affiliates, for this purpose, as if they were affiliates of the registrant) as of June 30, 2022 was approximately $650,123,670 based on a price per common unit of $23.50, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of February 23, 2023, 33,995,563 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A. “Risk Factors.” These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on our Series A preferred units or our Series B preferred units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.
●	A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	COVID-19 and certain developments in global petroleum markets have had, and may from time to time continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.
●	The impact on the global economy and commodity prices resulting from the conflict in Ukraine may have a negative impact on our financial condition and results of operations.
●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives that adversely impact the market for transporting these products by rail or otherwise could adversely affect those activities. In addition, implementation of regulations and directives related to these aforementioned services as well as a disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.
●	We may not be able to fully implement or capitalize upon planned growth projects. Even if we consummate acquisitions or expend capital in pursuit of growth projects that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders.
●	Erosion of the value of major gasoline brands could adversely affect our gasoline sales and customer traffic.

●	Our motor fuel sales could be significantly reduced by a reduction in demand due to higher prices and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles. In addition to new technologies and alternative fuel sources, changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. Any of these outcomes could negatively affect our financial condition, results of operations and cash available for distribution to our unitholders.
●	Effects of climate change and impacts to areas prone to sea level rise or other extreme weather events could have the potential to adversely affect our assets and operations.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.
●	Our petroleum and related products sales, logistics activities, convenience store operations and results of operations have been and could continue to be adversely affected by, among other things, changes in the petroleum products market structure, product differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for transporting petroleum and related products by rail and other modes of transportation, severe weather conditions, significant changes in prices, labor and equipment shortages and interruptions in transportation services and other necessary services and equipment, such as railcars, barges, trucks, loading equipment and qualified drivers.
●	Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions, each of which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, noncompliance with our risk management policies could result in significant financial losses.
●	Our results of operations are affected by the overall forward market for the products we sell, and pricing volatility may adversely impact our results.
●	Our businesses could be affected by a range of issues, such as changes in demand, commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in the rate of inflation or deflation, changes in local, domestic and worldwide inventory levels, changes in health, safety and environmental regulations, including, without limitation, those related to climate change, failure to obtain permits, amend existing permits for expansion and/or to address changes to our assets and underlying operations, or renew existing permits on terms favorable to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of refined products, gasoline blendstocks, renewable fuels and crude oil.
●	Increases and/or decreases in the prices of the products we sell could adversely impact the amount of availability for borrowing working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.
●	Warmer weather conditions could adversely affect our home heating oil and residual oil sales. Our sales of home heating oil and residual oil continue to be reduced by conversions to natural gas and/or electric heat pumps and by utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.
●	We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our businesses.
●	The condition of credit markets may adversely affect our liquidity.

●	Our credit agreement and the indentures governing our senior notes contain operating and financial covenants, and our credit agreement contains borrowing base requirements. A failure to comply with the operating and financial covenants in our credit agreement, the indentures and any future financing agreements could impact our access to bank loans and other sources of financing as well as our ability to pursue our business activities.
●	A significant increase in interest rates could adversely affect our results of operations and cash available for distribution to our unitholders and our ability to service our indebtedness.
●	Our gasoline station and convenience store business could expose us to an increase in consumer litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.
●	Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, and the FDA, states and some municipalities have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of flavored tobacco products, e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of flavored tobacco products, e-cigarettes and vapor products may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, cyber attacks, pandemics, or other catastrophic events which could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.
●	Our businesses could expose us to litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.
●	Adverse developments in the areas where we conduct our businesses could have a material adverse effect on such businesses and could reduce our ability to make distributions to our unitholders.
●	A serious disruption to our information technology systems could significantly limit our ability to manage and operate our businesses efficiently.
●	We are exposed to performance risk in our supply chain.
●	Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could have a material adverse effect on such businesses.
●	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
●	Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or remove our general partner without the consent of the holders of at least 66 2/3% of the outstanding common units (including common units held by our general partner and its affiliates), which could lower the trading price of our units.
●	Our tax treatment depends on our status as a partnership for federal income tax purposes.

●	Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

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

In addition to our reports filed or furnished with the SEC, we publicly disclose material information from time to time in our press releases, in publicly accessible conferences and investor presentations, and through our website. References to our website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Form 10-K.

PART I

References in this Annual Report on Form 10-K to “Global Partners LP,” “Partnership,” “we,” “our,” “us” or like terms refer to Global Partners LP and its subsidiaries. References to “our general partner” refer to Global GP LLC.

Items 1. and 2. Business and Properties.

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2022, we had a portfolio of 1,673 owned, leased and/or supplied gasoline stations, including 353 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

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

COVID-19

The presence of COVID-19 was felt in our corporate offices, at our retail sites and terminal locations and in the global supply chain. Although the impact of COVID-19 has significantly declined to date, we continue to monitor its impacts while providing essential products and services, prioritizing the safety of our employees, customers and vendors in the communities where we operate.

Recent Event

Amendment to the Credit Agreement—On February 2, 2023, we and certain of our subsidiaries entered into the eighth amendment to the third amended and restated credit agreement which, among other things, permits us to request up to two reallocations per calendar year of a portion of the working capital revolving credit facility, the working capital interim facility and/or the revolving credit facility to the working capital revolving credit facility, the working capital interim facility and/or the revolving credit facility, as applicable. Pursuant to the terms of the credit agreement, we requested, and the lenders under the credit agreement agreed to, a reallocation of $150.0 million of the working capital revolving credit facility to the revolving credit facility. After giving effect to such reallocation, the working capital revolving credit facility is $950.0 million, and the revolving credit facility is $600.0 million.

2022 Events

Purchase Agreement—On December 15, 2022, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Gulf Oil Limited Partnership pursuant to which we will acquire all the issued and outstanding equity interests of New Haven NewCo, Woodbury NewCo, Portland NewCo, Linden NewCo and Chelsea NewCo, each as defined in the Purchase Agreement (collectively, the “Target Companies”). The purchase price is approximately $273.0 million in cash, subject to certain customary adjustments to, primarily, take into account the actual amount of certain assets and liabilities of the Target Companies as of the closing date. The Target Companies each will contain all of the assets exclusively related to the ownership and operation of, and the receipt, storage and throughput of refined products at certain operating, refined-products terminals located in New Haven, CT, Thorofare, NJ, Portland, ME, Linden, NJ and Chelsea, MA. The five terminals have an aggregate storage capacity of approximately 3.9 million barrels. The acquisition is expected to close in the first half of 2023 subject to regulatory approvals and other customary closing conditions. We expect to finance the transaction with borrowings under our revolving credit facility.

Acquisitions—On September 20, 2022, we acquired substantially all of the assets of Tidewater Convenience, Inc. in a cash transaction. The acquisition includes 14 company-operated Tidewater convenience stores and 1 fuel site, all located in Virginia. The purchase price was approximately $40.3 million, including inventory, funded with borrowings under our revolving credit facility.

On February 1, 2022, we acquired substantially all of the retail motor fuel assets of Miller Oil Co., Inc. in a cash transaction. The acquisition includes 21 company-operated Miller’s Neighborhood Market convenience stores and 2 fuel sites that are either owned or leased, including lessee dealer and commissioned agent locations, all located in Virginia, and 34 fuel supply only sites, primarily in Virginia. The purchase price was approximately $60.1 million, including inventory, funded with borrowings under our revolving credit facility.

On January 25, 2022, we acquired substantially all of the assets of Consumers Petroleum of Connecticut, Incorporated, in a cash transaction. The acquisition includes 26 company-owned Wheels convenience stores and related fuel operations located in Connecticut and 22 fuel-supply only sites located in Connecticut and New York. The purchase price was approximately $154.7 million, including inventory, funded with borrowings under our revolving credit facility.

Sale of the Revere Terminal—On June 28, 2022, we completed the sale of our terminal located on Boston Harbor in Revere, Massachusetts (the “Revere Terminal”) for a purchase price of $150.0 million in cash. In connection with closing, we entered into a leaseback agreement with the buyer of the Revere Terminal pursuant to which we lease back key infrastructure at the Revere Terminal, including certain tanks, dock access rights, and loading rack infrastructure, to allow us to continue business operations at the Revere Terminal. See Note 17 of Notes to Consolidated Financial Statements for additional information.

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

Operating Segments

We operate our businesses under three segments: (i) Wholesale, (ii) GDSO and (iii) Commercial. In 2022, our Wholesale, GDSO and Commercial sales accounted for approximately 58%, 35% and 7% of our total sales, respectively.

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

As of December 31, 2022, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	353
Commissioned agents	295
Lessee dealers	192
Contract dealers	833
Total	1,673

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

Products

General

The following table presents our product sales and other revenues as a percentage of our consolidated sales for the years ended December 31:

	2022	2021	2020
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	67%	72%	70%
Distillates (home heating oil, diesel and kerosene) and residual oil sales	30%	24%	24%
Crude oil sales and crude oil logistics revenue	—%	1%	1%
Convenience store and prepared food sales, rental income and sundries	3%	3%	5%
Total	100%	100%	100%

Gasoline. We sell substantially all grades of branded and unbranded gasoline and we sell gasoline blendstocks, such as ethanol, that comply with seasonal and geographical requirements in the areas in which we market.

Distillates. Distillates are primarily divided into home heating oil, diesel and kerosene. In 2022, sales of diesel, home heating oil and kerosene accounted for approximately 62%, 37% and 1%, respectively, of our total volume of distillates sold. The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.

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

We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read “—Commodity Risk Management.” In 2022, approximately 29% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil volume was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

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

Significant Customers

None of our customers accounted for greater than 10% of total sales for years ended December 31, 2022, 2021 and 2020.

Assets

Terminals

As of December 31, 2022, we owned, leased or maintained dedicated storage facilities at 24 bulk terminals, each with the capacity of more than 50,000 barrels, with a collective storage capacity of approximately 10.0 million barrels. Twenty-one of these bulk terminals are located throughout the Northeast. Some of our storage tankage is versatile, allowing us to switch tankage from one product to another.

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

In connection with our businesses, we may lease or otherwise secure the right to use certain third-party assets (such as railcars, pipelines and barges). As of December 31, 2022, we supported our rail activity with a fleet of approximately 65 leased railcars. The makeup of this fleet is split between general-purpose cars and pressurized tank cars. We lease railcars from third parties through various lease arrangements with various expiration dates, and we also lease barges from third parties through various time charter lease arrangements also with various expiration dates.

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

Gasoline Stations

As of December 31, 2022, we had a portfolio of 1,673 owned, leased and/or supplied gasoline stations, including 353 directly operated convenience stores, primarily in the Northeast.

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

Supply

Our products come from some of the major energy companies in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, South America, Europe and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. During 2022, we purchased an average of approximately 357,000 barrels per day of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually two days) to net 30 days. Please read “—Commodity Risk Management.” We obtain our convenience store inventory from traditional suppliers.

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

In our Wholesale segment, we obtain Renewable Identification Numbers (“RINs”) in connection with our purchase of ethanol which is used for bulk trading purposes or for blending with gasoline through our terminal system. A RIN is a renewable identification number associated with government-mandated renewable fuel standards. To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). Our U.S. Environmental Protection Agency (“EPA”) obligations relative to renewable fuel reporting are comprised of foreign gasoline and diesel that we may import and blending operations at certain facilities. As a wholesaler of transportation fuels through our terminals, we separate RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle our RVO. While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period. Our Wholesale segment operating results may be sensitive to the timing associated with our RIN position relative to our RVO at a point in time, and we may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that we do not have a sufficient number of RINs to satisfy our RVO as of the balance sheet date, we charge cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and record a liability representing our obligation to purchase RINs. Our 2016 RIN obligation may change due to a court decision requiring the EPA to revise the calculation methodology for determining the 2016 renewable fuel obligation. In 2019, the EPA proposed a rule that would retain the 2016 obligation. A coalition of agriculture and biofuels groups filed suit, seeking a court order to force the EPA to revise its calculation of the 2016 obligations. In response, the EPA has proposed a new supplemental volume requirement with respect to the 2016 renewable fuel obligation. We do not believe that any impacts associated with such proposed change will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

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

Employees and Human Capital

To carry out our operations, our general partner and certain of our operating subsidiaries employed a total of approximately 4,310 employees, including approximately 2,860 full-time employees as of December 31, 2022, of which approximately 100 employees were represented by labor unions under collective bargaining agreements with various expiration dates. We believe we have good relations with our employees.

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

Our continued growth depends on our ability to attract and retain the best people. Our ability to lead employees through growth depends on our continued investment in the training and development of our leaders to enhance operational standards and increase employee engagement. In our retail locations, we have an expedited application and onboarding process, including text to apply, and a referral bonus scheme for existing employees. In our corporate offices, we continue to offer a flexible working policy for everyone and the ability to work completely remotely for approved employees.

We maintain an environment of open communications where the contributions of all employees are valued. We encourage many forms of company-wide communications, including town hall meetings. Our culture is founded upon core principles of respect, fair treatment and providing equal opportunities for our workforce.

Safeguarding the health and safety of our employees is our first and foremost priority. We are committed to providing a safe working environment for all our employees and operating in a safe and environmentally sound manner. We support our local communities and we are working to obtain sustainability throughout the company. For example, in 2022 we made investments in our infrastructure to deliver renewable products at many of our terminals, including installing customizable biofuels systems at four of our terminals; we employed an electric innovation strategist to develop our presence in the electric vehicle and charger markets; and we deployed fluorine-free foam for fire suppression to all of our terminals. We continue to research, explore and develop other sustainable energy opportunities while supporting policy that advances clean fuel adoption.

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

We also own registrations and use the following trademarks, among others, for our convenience store business: Alltown®, Alltown Fresh & logo®, Fresh with Benefits®, Alltown Insiders®, Alltown Neighborhood Perks®, Centre St. Kitchen®, Fast Freddie’s®, Mr. Mike’s®, Deli Joe’s®, Diamond Fuels®, Xtra Mart & logo®, HF Honey Farms & logo®, Wheels & logo®. We also own the trademark Jiffy Mart & logo SM. We also have rights to use O’Connell’s Convenience PlusSM, T-BirdSM, Miller’s Mart® and related marks.

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

For additional information concerning certain environmental proceedings, please read Notes 15 and 24 of Notes to Consolidated Financial Statements.

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

We believe we are in substantial compliance with applicable hazardous substance releases and waste handling requirements related to our operations. We do not believe that compliance with federal, state or municipal hazardous substance releases and waste handling regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. However, these and future statutes, regulatory changes or initiatives regarding hazardous substance releases and waste handling could directly and indirectly increase our operating and compliance costs. For example, the EPA has proposed to designate two widely used chemicals that break down slowly over time (per- and poly-fluoroalkyl substances, also known as “PFAS”) as hazardous substances under CERCLA (namely, perfluorooctanoic acid (PFOA) and perfluorooctanesulfonic acid (PFOS)). Should any PFAS contamination be detected at sites that we currently own or operate, or formerly owned or operated, we may be obligated to remediate any such materials. We cannot assure that costs incurred to comply with standards and regulations emerging from these and future rulemakings will not be material to our businesses, financial condition or results of operations.

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

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, gasoline blendstocks, renewable fuels and crude oil, into waters of the United States. This law and comparable state laws may require permits for discharging pollutants into state and federal waters, including certain underground sources, and impose substantial liabilities and remedial obligations for noncompliance. We hold these discharge permits for our facilities, as applicable. These state and federal laws are subject to uncertainty due to ongoing proposed regulatory revisions, ongoing litigation and the recent change in federal administration. This uncertainty extends to, among other regulatory provisions, the definition of waters of the United States, which continues to be the subject of regulatory redefinitions (as well as ongoing litigation). Most recently, in December 2022, the EPA and U.S. Army Corps of Engineers released a final revised definition of waters of the United States founded upon the pre-2015 definition and including updates incorporating existing Supreme Court decisions. However, the revised definition has already been challenged. Uncertainty also extends to potential changes in regulated pollutants and applicable standards and the regulation of discharges to groundwater. All of these actions could expand jurisdiction or restrict discharges due to revised standards. This regulatory uncertainty may result in a need for additional or amended permits in areas that were not formerly subject to the Clean Water Act, which may impact operations in the future.

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

In December 2020, the EPA under President Trump maintained the November 2015 National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone. A designation of nonattainment can lead the governing state to issue more stringent limits on existing sources of those precursor pollutants within the designated nonattainment area. However, in October 2021, the EPA announced that it would reconsider the December 2020 determination to maintain the November 2015 NAAQS with a target date of year end of 2023. A draft assessment released in April 2022 indicates EPA staff have reached a preliminary conclusion that the December 2020 decision will stand, but until a full review occurs and a final decision is released, the full extent of the impacts of any new standards are not clear. However, any revisions have the potential to change the nonattainment designations and could have a material impact on our operations and cost-structure, which would be determined on an individual permit by permit basis.

Climate Change

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States, no comprehensive climate change legislation has been implemented at the federal level; however, President Biden has made action on climate change a focus of his administration, and several states have implemented their own efforts to curb greenhouse gas (“GHG”) emissions. To the extent that our operations are subject to restrictions on GHG emissions, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA’s requirements for review of pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities and operations are also subject to the EPA’s Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs. Some states in which we do business, including New York, have enacted measures requiring regulatory agencies to consider potential sea level rise in the performance of their regulatory duties.

The EPA has proposed or finalized New Source Performance Standards (“NSPS”) for a number of emissions categories, including methane and volatile organic compound emissions from certain activities in the oil and gas production sector. Although the Trump administration reduced certain of these requirements, President Biden has issued an executive order calling for the development of new or more stringent emissions standards and the EPA issued proposed regulations in November 2021 for new, modified, and existing sources in the oil and gas sector, including those involved in transportation and storage. In addition, in November 2022, the EPA released a supplemental proposal which, among other items, would impose expanded inspection, monitoring and emissions controls requirements on oil and gas sites and strengthen emissions requirements related to equipment and routine flaring. The proposal is currently subject to public comment. It is likely, however, that these regulatory actions will be subject to legal challenges. These rules, if enacted, could impose new compliance costs and additional permitting burdens on upstream oil and gas operations, which could in turn affect the companies that produce the products that we transport. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on our operations. Additionally, on August 16, 2022, President Biden signed into law the Inflation Reduction Action of 2022 (“IRA”), which imposes a fee on methane from certain sources in the oil and natural gas sector. Starting in 2024, the methane emissions charge would begin at $900 per metric ton of leaked methane, rising to $1,200 in 2025 and $1,500 in 2026 and thereafter. Calculation of the fee is based on certain thresholds established in the IRA. The imposition of this fee and other provisions of the IRA could accelerate a transition away from fossil fuels, which could adversely affect our business.

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

The EPA has also issued Corporate Average Fuel Economy (“CAFE”) standards to regulate emissions of GHGs from the use of fossil fuels for mobile sources. Generally, the CAFE standards have incremental annual increases; however, in recent years, significant regulatory changes and related litigation have cast uncertainty on the pace of state and federal efforts to further accelerate fuel economy objectives, which are tied to regulatory strategies to reduce vehicle emissions. In August 2021, the National Highway Traffic Safety Administration (“NHTSA”) proposed new CAFE standards for light duty vehicles manufactured in models years 2024 through 2026, so that standards would increase in stringency at a rate of 8% per year rather than the previous incremental change of 1.5% per year. The final rule establishing these standards was released in March 2022, implementing a rate of 8% annually for model years 2024 and 2025 and 10% for model year 2026. Additionally, in December 2021, the EPA and the NHTSA withdrew the Safer Affordable Fuel-Efficient Vehicles Rule Part I (“SAFE I Rule”), which would have preempted state authority and prevented states like California from setting their own fuel economy standards. Accordingly, various state and regional programs have been proposed which would curtail or prevent the sale of new gasoline-powered personal vehicles in their jurisdictions within identified time periods. Such programs to achieve reductions in emissions of GHGs from the operation of motor vehicles may be required, which may reduce demand for our products and services.

Overall, there has been a trend towards increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or effect pricing of, our products, and thus adversely impact our businesses. For example, at the 2015 United Nations Framework Convention on Climate Change in Paris, the United States and nearly 200 other nations entered into an international climate agreement. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. Although the United States had withdrawn from the Paris Agreement, President Biden signed an executive order recommitting the United States to the Paris Agreement, and the country formally rejoined on February 19, 2021. In April 2021, President Biden announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions. The impacts of resultant actions and of any legislation or regulation that may be passed to implement the United States’ commitment under the Paris Agreement, are unclear at this time.

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

There are increasing financial risks associated with our operations. Activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for energy companies whose businesses are related to the use of fossil fuels. Additionally, in late 2020, the Federal Reserve joined the Network for Greening the Financial System (“NGFS”), a network of financial regulators committed to addressing climate-related risks in the financial system and, in September 2022, announced that six of the U.S.’ largest banks will participate in a pilot climate scenario analysis to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. The Federal Reserve began its pilot exercise in January 2023 which is designed to analyze the impact of both physical and transition risks related to climate change on specific assets of the banks’ portfolios. In the future, financial institutions may be required to adopt policies that could have the effect of reducing funding available to the fossil fuel industry. This could make it more difficult to secure funding. Additionally, in March 2022, the SEC released a proposed rule that would establish a framework for the reporting of climate risks, targets and metrics. A final rule is expected to be released in the second quarter of 2023, but we cannot predict the final form and substance of the rule or its requirements. The ultimate impact of the rule on our business is uncertain and, upon finalization, may result in additional costs to comply with any such disclosure requirements alongside increased costs of restrictions and on access to capital.

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

In addition, on December 1, 2022, the EPA announced a proposed rule to establish biofuel volume requirements through 2025 under the RFS program that would increase the amount of the renewable volume obligation imposed on importers and producers of transportation fuels, which may result in increases in the cost of such fuels and could lower fuel consumption and thereby reduce our revenues. The proposed rule is currently subject to public comment.

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

The trend in hazardous material transportation is to increase oversight and regulation of these operations. These regulations address: the testing and ensuing designations of crude oil; the safety of tank cars that are used in transporting crude oil and other flammable or petroleum type liquids by rail, including the phase out of DOT-111 tank cars that have not been retro-fitted; braking standards for certain trains; new operational protocols for trains transporting large volumes of flammable liquids, such as routing requirements, speed restrictions and the provision of information to local government agencies; and comprehensive oil spill response plans for any railroad that transports Class 3 flammable liquid petroleum oil in a single train carrying either a continuous block of 20 or more loaded tank cars or 35 or more loaded tank cars in total. In May 2020, PHMSA withdrew an Advance Notice of Proposed Rulemaking announcing potential revisions of the Hazardous Materials Regulations to establish vapor pressure limits for the transportation of crude oil and potentially all Class 3 flammable liquid hazardous materials. This or other regulations regarding the movement of hazardous liquids by rail may be pursued by the Biden Administration, although at this time, no such actions have occurred. In addition to any action taken or proposed by federal agencies, a number of states have proposed or enacted laws in recent years that encourage safer rail operations or urge the federal government to enhance requirements for these operations.

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

Item 1A. Risk Factors.

Summary of Risk Factors

We are subject to a variety of risks and uncertainties, including, without limitation risks related to (i) our businesses and underlying regulations governing our operations, (ii) changes in the regulatory and permitting environment, (iii) environmental risks, (iv) tax matters and (v) COVID-19, each of which could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Additional discussion of these risks, and other risks that we face, can be found below.

●	COVID-19 and certain developments in global petroleum markets have had, and may from time to time continue to have, material adverse consequences for general economic, financial and business conditions.
●	We may not have sufficient cash from operations to enable us to pay distributions on our Series A preferred units or our Series B preferred units (collectively, our “preferred units”) or maintain distributions on our common units at current levels.
●	Certain of our financial results are subject to seasonality.
●	Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
●	Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions. In addition, any noncompliance with our risk management policies could result in significant financial losses.
●	We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our business activities.
●	Higher prices, new technology and alternative fuels, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, and energy efficiency could reduce demand for our products.
●	We depend upon marine, pipeline, rail and truck transportation services for our logistics activities. Implementation of regulations and directives related to these transportation services as well as disruption in any of these transportation services could adversely affect our logistics activities.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.
●	We may not be able to obtain state fund or insurance reimbursement of our environmental remediation costs.
●	Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, cyber attacks, pandemics or other catastrophic events.
●	Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could have a material adverse effect on such businesses.
●	New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs.
●	Our operations are subject to a series of risks arising from climate change.
●	Cyber security breaches and other disruptions could compromise our information and operations, and expose us to liability, which would cause our business and reputation to suffer.
●	We depend on unionized labor for the operation of certain of our terminals. Any work stoppages or labor disturbances at these terminals could disrupt our businesses.
●	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
●	Our tax treatment depends on our status as a partnership for federal income tax purposes.
●	Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Risks Related to Our Business

COVID-19 and certain developments in global petroleum markets have had, and may from time to time continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.

Although the impact of COVID-19 has significantly declined to date, there is continuing uncertainty surrounding the ongoing impacts of COVID-19 to the national and state economies. Prolonged periods of economic distress and/or disparate periods of economic recovery could have an adverse effect on our financial condition, results of operation and cash available for distribution to our unitholders. These events could also continue to have or cause adverse effects on the financial condition of our counterparties, suppliers of goods and services we purchase, and purchasers of the goods and services we sell, resulting in further disruption to and decline in our business activities resulting in an adverse impact to our financial condition and results of operations in the future.

Any of the foregoing events or conditions, or other unforeseen consequences of COVID-19 and certain developments in global petroleum markets, could significantly adversely affect our business and financial condition and the business and financial condition of our customers, suppliers and counterparties. The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations depends in large part on future developments which are uncertain and cannot be predicted with any certainty at this time. That uncertainty includes the geographic regions so impacted, the extent of such impact within specific boundaries of those areas, the impact to the local, state and national economies and whether COVID-19 has caused a structural shift in such economies such that current levels of economic activity represent a new normal.

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

We may not have sufficient available cash each quarter to pay distributions on our preferred units and maintain distributions on our common units at current levels. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

●	competition from other companies that sell refined petroleum products, gasoline blendstocks, renewable fuels and crude oil and convenience store items and sundries;
●	demand for refined petroleum products, gasoline blendstocks, renewable fuels and crude oil in the markets we serve;
●	absolute price levels, as well as the volatility of prices, of refined petroleum products, gasoline blendstocks, renewable fuels, RINs and crude oil in both the spot and futures markets;
●	supply, extreme weather and logistics disruptions;
●	seasonal variation in temperatures which affects demand for home heating oil and residual oil to the extent that it is used for space heating;
●	the level of our operating costs, including payments to our general partner; and
●	prevailing economic conditions.

In addition, the actual amount of cash we have available for distribution will depend on other factors such as:

●	the level of capital expenditures we make;
●	the restrictions contained in our credit agreement and the indentures governing our senior notes, including financial covenants, borrowing base limitations and advance rates;
●	distributions paid on our preferred units;
●	redemptions of some or all of our preferred units;
●	our debt service requirements;
●	the cost of acquisitions;
●	fluctuations in our working capital needs;
●	our ability to borrow under our credit agreement to make distributions to our unitholders; and
●	the amount of cash reserves established by our general partner.

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

A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could reduce our revenues and, therefore, reduce our ability to make distributions to our unitholders or increase distributions to our common unitholders. Factors that could lead to a decrease in market demand for products we sell, including refined petroleum products, gasoline blendstocks, renewable fuels and crude oil include:

●	a recession or other adverse economic conditions or an increase in the market price or of an oversupply of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil or higher taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined petroleum products, gasoline blendstocks, renewable fuels and crude oil;
●	a shift by consumers to more fuel-efficient or alternative fuel vehicles, including hybrids, or an increase in fuel economy of vehicles, whether as a result of technological advances by manufacturers, governmental or regulatory actions or otherwise; and
●	conversion from consumption of home heating oil or residual oil to natural gas and/or electric heat pumps and utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.

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

A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

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

As of December 31, 2022, our total debt, including amounts outstanding under our credit agreement and senior notes, was approximately $993.4 million. We have the ability to incur additional debt, including the capacity to borrow up to $1.55 billion under our credit agreement, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our credit agreement and indentures, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and Note 9 of Notes to Consolidated Financial Statements.

We can borrow money under our credit agreement to pay distributions, which would reduce the amount of credit available to operate our businesses.

Our partnership agreement allows us to borrow under our credit agreement to pay distributions. Accordingly, we can make distributions on our units even though cash generated by our operations may not be sufficient to pay such distributions. For more information, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 of Notes to Consolidated Financial Statements.

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

In January 2021, the CFTC finalized new rules that placed limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The compliance date for certain portions of the new rules was January 1, 2022 while the compliance date for other portions of the new rules was January 1, 2023. We currently do not expect the new rules will have a material impact on us.

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

The CFTC has also adopted a final rule regarding aggregation of positions, under which a party that controls the trading of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect, though CFTC staff have granted relief—until August 12, 2025 or the effective date of any codifying rulemaking—from various conditions and requirements in the final aggregation rules. With the implementation of the final aggregation rules and upon the effectiveness of the final CFTC position limits rule, our ability to execute our hedging strategies described above could be limited.

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

Historical prices for certain products we sell have been volatile. General political conditions, acts of war such as the conflict in Ukraine, terrorism and instability in oil producing regions, particularly in the United States, Canada, Middle East, Russia, Africa and South America, could significantly impact crude oil supplies and crude oil and refined petroleum product costs. Significant increases and volatility in wholesale gasoline costs could result in significant increases in the retail price of motor fuel products and in lower margins per gallon. Increases in the retail price of motor fuel products could impact consumer demand for motor fuel. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze fuel margins because fuel costs typically increase faster than these increased costs can be passed along to customers. Higher fuel prices trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gallons sold. A significant change in any of these factors could materially impact our customers’ needs, motor fuel gallon volumes, gross profit and overall customer traffic, which in turn could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Our gasoline, convenience store and prepared food sales could be significantly reduced by a reduction in demand due to higher prices and inflation in general and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles.

Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. In addition, higher prices and inflation in general could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. A reduction in our sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our heating oil and residual oil.

Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last four decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations further promoting the use of cleaner fuels. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas, electric heat pumps or other alternative fuels. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas, electric heat pumps or other alternative fuels. As described above, such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

We are exposed to volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. For more information, please read Part I, Items 1. and 2. “Business and Properties—Regulation—Ethanol Market.” If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected.

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

We face intense competition in our purchasing, selling, gathering, blending, terminalling, transporting and storage. Competition from other providers of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil that are able to supply our customers with those products and services at a lower price and have capital resources many times greater than ours could reduce our ability to make distributions to our unitholders.

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

The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. As of December 31, 2022, we owned, operated and maintained dedicated storage facilities at 17 bulk terminals, leased the entirety of one bulk terminal that we operated exclusively for our businesses, and maintained dedicated storage at six facilities at which we have terminalling agreements. These lease and terminalling agreements are subject to expiration at various times through 2028. If these lease and terminalling agreements are not renewed or we are unable to renew them at rates and on terms and conditions satisfactory us or we are otherwise unable to replace such dedicated storage as may be needed, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

We are not fully insured against all risks incident to our businesses. Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, weather (including as the result of climate change), accidents, fires, explosions, hazardous materials releases, mechanical failures, disruptions in supply infrastructure or logistics and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

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

Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, President Biden signed an executive order calling for new or more stringent emissions standards for new, modified and existing oil and gas facilities, and the EPA has released both a proposed rule and a supplemental proposal to that effect. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks. For more information, please read Part I, Items 1. and 2. “Business and Properties—Regulation—Climate Change.”

Our terminalling operations are subject to federal, state and municipal laws and regulations relating to environmental protection and operational safety that could require us to incur substantial costs.

The risk of substantial environmental costs and liabilities is inherent in terminal operations, and we may incur substantial environmental costs and liabilities. Our terminalling operations involving the receipt, storage and delivery of primarily refined petroleum products, gasoline blendstocks, renewable fuels and crude oil are subject to stringent federal, state and municipal laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. Compliance with these laws and regulations increases our overall cost of business, including our capital costs to maintain and upgrade equipment and facilities. We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and municipal environmental laws in their operations. Their compliance with these requirements could increase the cost of doing business with these facilities. Please read Part I, Items 1. and 2. “Business and Properties—Regulation.”

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

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has made action on climate change a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. For example, on August 16, 2022, President Biden signed into law the IRA which contains hundreds of billions of dollars in incentives for the development of renewable energy, clean fuels, electric vehicles and supporting infrastructure, and carbon capture and sequestration, among other provisions. Moreover, federal regulators and state and local governments have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. For example, following the finding that GHG emissions such as carbon dioxide and methane threaten the public health and welfare, the EPA has promulgated or adopted regulations to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, implement emissions standards for certain sources in the oil and gas sector, and (together with NHTSA), implement GHG emissions limits on vehicles manufactured for operation in the United States. Separately, President Biden has already issued a suite of executive orders that, among other things, recommitted the United States to the Paris Agreement, called for the revision of Trump Administration changes to the CAFE standards, and called for the issuance of methane-emission standards for new, modified, and existing oil and gas facilities, including in the transmission and storage segments. In 2021 and 2022, the EPA proposed several federal regulations to try to fulfill these directives. In addition, it is possible federal legislation could be adopted in the future to restrict GHGs, as Congress has considered various proposals to reduce GHG emissions from time to time. Many states and regions have also adopted GHG initiatives. For further information, please read Part I, Items 1. and 2. “Business and Properties—Regulation—Climate Change.”

Future international, federal and state initiatives to control GHG emissions could result in increased costs associated with refined petroleum products consumption, such as costs to install additional controls to reduce GHG emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Please read Part I, Items 1. and 2. “Business and Properties—Regulation—Climate Change.” Such increased costs could result in reduced demand for refined petroleum products and some customers switching to alternative sources of fuel which could have a material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

Climate change continues to attract considerable public and scientific attention. This attention has also resulted in increased political risks, including climate change related pledges made by certain candidates for public office. These have included promises to curtail oil and gas operations on federal land, such as through the cessation of leasing federal land for hydrocarbon development. During his time in office, President Biden has proposed several substantial actions on climate change including, among other things, proposing the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risk across governmental agencies and economic sectors. Other actions that could be pursued include more restrictive requirements for the development of midstream infrastructure. Additionally, litigation has been filed against companies in the energy industry related to climate change. Although the litigation is varied, many such suits allege that oil and gas companies have created public nuisances by producing fuels that contribute to climate change or allege that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose those impacts to their investors and customers. Should such suits succeed, we could face additional costs or litigation risks.

Additionally, in response to concerns related to climate change, companies in the fossil fuel sector may be exposed to increasing financial risks. Certain financial institutions, including investment advisors and certain sovereign wealth, pension, and endowment funds, may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and in January 2023 began a pilot exercise designed to analyze the impact of both physical and transition risks related to climate change on specific assets of six U.S. banks’ portfolios. Actions like this could make it more difficult to secure funding.

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

Our operations involve the buying and selling, gathering and blending of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil and shipping it to various markets including on railcars that we lease. The derailments of trains transporting such products in North America have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Additional measures have been taken in both the United States. and Canada to regulate the transportation of these products. Please read Part I, Items 1. and 2. “Business and Properties—Regulation—Hazardous Materials Transportation.”

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

We are subject to various federal and state laws related to cybersecurity, privacy and data protection which can impact our operations and increase our costs.

We are subject to various federal and state laws related to cybersecurity, privacy and data protection, including privacy laws in Virginia and Connecticut which take effect during 2023. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business and develop strategies to address them, including any required change to our privacy and cybersecurity compliance program and policies. We see a trend toward privacy laws increasing in complexity and number, and we anticipate that our obligations will expand commensurately. Further, any actual or perceived failure to comply with any new or existing laws, regulations and other obligations could result in fines, penalties or other liability.

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

As of February 21, 2023, affiliates of our general partner, including directors and executive officers and their affiliates, owned 18.6% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.” These conflicts include, among others, the following situations:

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

We cannot assure that we will be able to pay distributions on our preferred units regularly, and the agreements governing our indebtedness and redemptions of some or all of our preferred units may limit the cash available to make distributions on our preferred units.

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

Further, our existing debt agreements and redemptions of some or all of our preferred units also may limit our ability to pay distributions on our preferred units.

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

As of December 31, 2022, we conducted substantially all of our operations of our end-user business through six subsidiaries that are treated as corporations for U.S. federal income tax purposes. These corporations primarily engage in the retail sale of gasoline and/or operate convenience stores and collect rents on personal property leased to dealers and commissioned agents at other stations. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes, which reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

If the IRS were to contest the U.S. federal income tax positions we take, it may adversely impact the market for our units, and the costs of any such contest would reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes an audit adjustment to our income tax return, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income.

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

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business. Income allocated to our common unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. common unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non-U.S. unitholder will also be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. As we do not compute our cumulative net income for such purposes due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a non-U.S. unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our units.

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

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

Unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our units.

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

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified business income, the Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified publicly traded partnership income.  As a result, income attributable to a guaranteed payment for use of capital recognized by holders of our preferred units is not eligible for the 20% deduction for qualified business income.

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

Item 1B. Unresolved Staff Comments.

None.

Item 3. Legal Proceedings.

The information required by this item is included in Note 24 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common units trade on the New York Stock Exchange (“NYSE”) under the symbol “GLP.” At the close of business on February 21, 2023, based upon information received from our transfer agent, we had 33 holders of record of our common units. The number of record holders does not include common units held in street name.

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

At any time on or after August 15, 2023, we may redeem, in whole or in part, the Series A Preferred Units at a redemption price in cash of $25.00 per Series A Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption, whether or not declared. We must provide not less than 30 days’ and not more than 60 days’ advance written notice of any such redemption.

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

At any time on or after May 15, 2026, we may redeem, in whole or in part, the Series B Preferred Units at a redemption price in cash of $25.00 per Series B Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption, whether or not declared. We must provide not less than 30 days’ and not more than 60 days’ advance written notice of any such redemption.

Equity Compensation Plan

The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Table.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs (1)	Programs (1)
October 1—October 31, 2022	—	—	—	—
November 1—November 30, 2022	10,684	30.94	—	319,602
December 1—December 31, 2022	—	—	—	—

(1)	In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Our general partner is currently authorized to acquire up to 1,437,427 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report.

This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2022, we had a portfolio of 1,673 owned, leased and/or supplied gasoline stations, including 353 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $18.3 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the year ended December 31, 2022. In addition, we had other revenues of approximately $0.6 billion for the year ended December 31, 2022 from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

COVID-19

The presence of COVID-19 was felt in our corporate offices, at our retail sites and terminal locations and in the global supply chain. Although the impact of COVID-19 has significantly declined to date, we continue to monitor its impacts while providing essential products and services, prioritizing the safety of our employees, customers and vendors in the communities where we operate.

Recent Event

Amendment to the Credit Agreement—On February 2, 2023, we and certain of our subsidiaries entered into the eighth amendment to our credit agreement which, among other things, permits us to request up to two reallocations per calendar year of the lending commitments among our facilities under our credit agreement. See “—Liquidity and Capital Resources—Credit Agreement.”

2022 Events

Purchase Agreement—On December 15, 2022, we entered into an Equity Purchase Agreement (the “Purchase

Agreement”) with Gulf Oil Limited Partnership pursuant to which we will acquire all the issued and outstanding equity interests of New Haven NewCo, Woodbury NewCo, Portland NewCo, Linden NewCo and Chelsea NewCo, each as defined in the Purchase Agreement (collectively, the “Target Companies”). The purchase price is approximately $273.0 million in cash, subject to certain customary adjustments to, primarily, take into account the actual amount of certain assets and liabilities of the Target Companies as of the closing date. The Target Companies each will contain all of the assets exclusively related to the ownership and operation of, and the receipt, storage and throughput of refined products at certain operating, refined-products terminals located in New Haven, CT, Thorofare, NJ, Portland, ME, Linden, NJ and Chelsea, MA. The five terminals have an aggregate storage capacity of approximately 3.9 million barrels. The acquisition is expected to close in the first half of 2023 subject to regulatory approvals and other customary closing conditions. We expect to finance the transaction with borrowings under our revolving credit facility.

Acquisitions—On September 20, 2022, we acquired substantially all of the assets of Tidewater Convenience, Inc. (“Tidewater”) in a cash transaction. The acquisition includes 14 company-operated Tidewater convenience stores and 1 fuel site, all located in Virginia. The purchase price was approximately $40.3 million, including inventory, funded with borrowings under our revolving credit facility.

On February 1, 2022, we acquired substantially all of the retail motor fuel assets of Miller Oil Co., Inc. (“Miller Oil”) in a cash transaction. The acquisition includes 21 company-operated Miller’s Neighborhood Market convenience stores and 2 fuel sites that are either owned or leased, including lessee dealer and commissioned agent locations, all located in Virginia, and 34 fuel supply only sites, primarily in Virginia. The purchase price was approximately $60.1 million, including inventory, funded with borrowings under our revolving credit facility.

On January 25, 2022, we acquired substantially all of the assets of Consumers Petroleum of Connecticut, Incorporated (“Consumers Petroleum”) in a cash transaction. The acquisition includes 26 company-owned Wheels convenience stores and related fuel operations located in Connecticut and 22 fuel-supply only sites located in Connecticut and New York. The purchase price was approximately $154.7 million, including inventory, funded with borrowings under our revolving credit facility.

Sale of the Revere Terminal—On June 28, 2022, we completed the sale of our terminal located on Boston Harbor in Revere, Massachusetts (the “Revere Terminal”) for a purchase price of $150.0 million in cash. In connection with closing, we entered into a leaseback agreement with the buyer of the Revere Terminal pursuant to which we lease back key infrastructure at the Revere Terminal, including certain tanks, dock access rights, and loading rack infrastructure, to allow us to continue business operations at the Revere Terminal. See Note 17 of Notes to Consolidated Financial Statements for additional information.

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

As of December 31, 2022, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	353
Commissioned agents	295
Lessee dealers	192
Contract dealers	833
Total	1,673

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
●	The condition of credit markets may adversely affect our liquidity. In the past, world financial markets experienced a severe reduction in the availability of credit. Possible negative impacts in the future could include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties could require us to provide collateral. In addition, we could experience a tightening of trade credit from our suppliers.
●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the products we sell. Implementation of regulations and directives related to these aforementioned services as well as disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon and could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, trucks and barges, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our business operations. These events could result in service disruptions and increased costs which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.
●	We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.
●	Our gasoline financial results in our GDSO segment can be lower in the first and fourth quarters of the calendar year due to seasonal fluctuations in demand. Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter months. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.
●	Our heating oil and residual oil financial results can be lower in the second and third quarters of the calendar year. Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months.
●	Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales.
●	Our gasoline, convenience store and prepared food sales could be significantly reduced by a reduction in demand due to higher prices and inflation in general and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles.

Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. In addition, higher prices and inflation in general could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. A reduction in our sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our heating oil and residual oil. Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last four decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations further promoting the use of cleaner fuels. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas, electric heat pumps or other alternative fuels. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas, electric heat pumps or other alternative fuels. As described above, such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales. The EPA has implemented a RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program seeks to promote the incorporation of renewable fuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States. We are exposed to volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark-to-market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time. Changes proposed by EPA for the renewable volume obligations may increase the cost to consumers for transportation fuel, which could result in a decline in demand for fuels and lower revenues for our business.
●	Governmental action and campaigns to discourage smoking and use of other products may have a material adverse effect on our revenues and gross profit. Congress has given the FDA broad authority to regulate tobacco and nicotine products, and the FDA, states and some municipalities have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well

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
●	New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, President Biden signed an executive order calling for new or more stringent emissions standards for new, modified and existing oil and gas facilities, and the EPA has released both a proposed rule and a supplemental proposal to that effect. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

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

Distributable cash flow as used in our partnership agreement also determines our ability to make cash distributions on our incentive distribution rights. The investment community also uses a distributable cash flow metric similar to the metric used in our partnership agreement with respect to publicly traded partnerships to indicate whether or not such partnerships have generated sufficient earnings on a current or historical level that can sustain distributions on preferred or common units or support an increase in quarterly cash distributions on common units. Our partnership agreement does not permit adjustments for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Year Ended December 31,
	2022	2021
Net income	$362,207	$60,796
EBITDA (1)(4)	$565,084	$244,459
Adjusted EBITDA (1)(4)	$485,211	$244,333
Distributable cash flow (2)(3)(4)	$413,395	$120,750
Wholesale Segment:
Volume (gallons)	3,408,709	3,667,211
Sales
Gasoline and gasoline blendstocks	$6,408,184	$5,357,128
Other oils and related products (5)	4,449,647	2,465,232
Crude oil (6)	5,662	61,776
Total	$10,863,493	$7,884,136
Product margin
Gasoline and gasoline blendstocks	$106,982	$86,289
Other oils and related products (5)	190,077	65,429
Crude oil (6)	(9,362)	(12,845)
Total	$287,697	$138,873
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	1,648,104	1,546,459
Sales
Gasoline	$6,140,823	$4,137,969
Station operations (7)	559,826	476,405
Total	$6,700,649	$4,614,374
Product margin
Gasoline	$588,676	$413,756
Station operations (7)	267,941	233,881
Total	$856,617	$647,637
Commercial Segment:
Volume (gallons)	414,871	369,956
Sales	$1,313,744	$749,767
Product margin	$40,973	$15,604
Combined sales and product margin:
Sales	$18,877,886	$13,248,277
Product margin (8)	$1,185,287	$802,114
Depreciation allocated to cost of sales	(87,638)	(82,851)
Combined gross profit	$1,097,649	$719,263

GDSO portfolio as of December 31, 2022 and 2021:
Company operated	353	295
Commissioned agents	295	293
Lessee dealers	192	201
Contract dealers	833	806
Total GDSO portfolio	1,673	1,595

	Year Ended December 31,
	2022	2021
Weather conditions:
Normal heating degree days	5,630	5,630
Actual heating degree days	5,072	4,870
Variance from normal heating degree days	(10)%	(13)%
Variance from prior period actual heating degree days	4%	(3)%
(1)	EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow for 2022 includes a net gain on sale and disposition of assets of $79.9 million, primarily related to the sale of the Revere Terminal (see Note 17 of Notes to Consolidated Financial Statements).
(4)	EBITDA, Adjusted EBITDA and distributable cash flow for 2021 include a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021 and a $3.1 million expense for compensation resulting from the retirement of our former chief financial officer in August of 2021. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.
(5)	Other oils and related products primarily consist of distillates and residual oil.
(6)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(7)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(8)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2022	2021
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$362,207	$60,796
Depreciation and amortization	104,796	102,241
Interest expense	81,259	80,086
Income tax expense	16,822	1,336
EBITDA (1)	565,084	244,459
Net gain on sale and disposition of assets	(79,873)	(506)
Long-lived asset impairment	—	380
Adjusted EBITDA (1)	$485,211	$244,333

Reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by operating activities	$479,996	$50,218
Net changes in operating assets and liabilities and certain non-cash items	(12,993)	112,819
Interest expense	81,259	80,086
Income tax expense	16,822	1,336
EBITDA (1)	565,084	244,459
Net gain on sale and disposition of assets	(79,873)	(506)
Long-lived asset impairment	—	380
Adjusted EBITDA (1)	$485,211	$244,333
(1)	EBITDA and Adjusted EBITDA for 2021 include a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021 and a $3.1 million expense for compensation resulting from the retirement of our former chief financial officer in August of 2021. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2022	2021
Reconciliation of net income to distributable cash flow:
Net income	$362,207	$60,796
Depreciation and amortization	104,796	102,241
Amortization of deferred financing fees	5,432	5,031
Amortization of routine bank refinancing fees	(4,596)	(4,064)
Maintenance capital expenditures	(54,444)	(43,254)
Distributable cash flow (1)(2)(3)	413,395	120,750
Distributions to preferred unitholders (4)	(13,852)	(12,209)
Distributable cash flow after distributions to preferred unitholders	$399,543	$108,541

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$479,996	$50,218
Net changes in operating assets and liabilities and certain non-cash items	(12,993)	112,819
Amortization of deferred financing fees	5,432	5,031
Amortization of routine bank refinancing fees	(4,596)	(4,064)
Maintenance capital expenditures	(54,444)	(43,254)
Distributable cash flow (1)(2)(3)	413,395	120,750
Distributions to preferred unitholders (4)	(13,852)	(12,209)
Distributable cash flow after distributions to preferred unitholders	$399,543	$108,541

(1)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow for 2022 includes a net gain on sale and disposition of assets of $79.9 million, primarily related to the sale of the Revere Terminal (see Note 17 of Notes to Consolidated Financial Statements).
(3)	Distributable cash flow for 2021 includes a $6.6 million expense for compensation and benefits resulting from the passing of our general counsel in May of 2021 and a $3.1 million expense for compensation resulting from the retirement of our former chief financial officer in August of 2021. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.
(4)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $18.9 billion and $13.2 billion for 2022 and 2021, respectively, an increase of $5.7 billion, or 43%, primarily due to an increase in prices, partially offset by a decline in volume sold. Our aggregate volume of product sold was 5.5 billion gallons and 5.6 billion gallons for 2022 and 2021, respectively, decreasing 112 million gallons (consisting of a decrease of 259 million gallons in our Wholesale segment due to decreased volume in gasoline and gasoline blendstocks and crude oil, offset by an increase in other oils and related products, and increases of 102 million gallons and 45 million gallons in our GDSO and Commercial segments, respectively).

Gross Profit

Our gross profit was $1.1 billion and $0.7 billion for 2022 and 2021, respectively, increasing $378.4 million, or 53%. In our GDSO segment, our gasoline distribution product margin increased due to higher fuel margins (cents per gallon) and higher volume in part due to the acquisitions of Miller Oil and Consumers Petroleum (collectively, the “Recent Acquisitions”). Our station operations product margin increased due to increased activity at our convenience stores, also partially due to the Recent Acquisitions. Our Wholesale segment product margins in gasoline and gasoline blendstocks and in other oils and related products increased largely due to more favorable market conditions. In our

Commercial segment, our product margin increased primarily due to an increase in bunkering activity.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $6.4 billion and $5.3 billion for 2022 and 2021, respectively, an increase of $1.1 billion, or 20%, primarily due to an increase in prices, partially offset by a decline in volume sold. Our gasoline and gasoline blendstocks product margin was $107.0 million and $86.3 million for 2022 and 2021, respectively, an increase of $20.7 million, or 24%, primarily due to more favorable market conditions in gasoline during the second and third quarters of 2022.

Other Oils and Related Products. Sales from other oils and related products (primarily distillates and residual oil) were $4.4 billion and $2.5 billion for 2022 and 2021, respectively, an increase of $1.9 billion, primarily due to an increase in distillate prices and to higher residual volume sold. Our product margin from other oils and related products was $190.1 million and $65.4 million for 2022 and 2021, respectively, an increase of $124.7 million, or 191%, primarily due to more favorable market conditions, largely in distillates but also in residual oil.

Crude Oil. Crude oil sales and logistics revenues were $5.7 million and $61.8 million for 2022 and 2021, respectively, a decrease of $56.1 million, or 91%, primarily due to a decrease in volume sold. Our crude oil product margin was ($9.4 million) and ($12.8 million) for 2022 and 2021, respectively, an increase of $3.4 million, or 27%, primarily due to the expiration of a pipeline connection agreement in August of 2021.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $6.1 billion and $4.1 billion for 2022 and 2021, respectively, an increase of $2.0 billion, or 48%, primarily due to an increase in prices and an increase in volume sold in part due to the Recent Acquisitions. Our product margin from gasoline distribution was $588.7 million and $413.7 million for 2022 and 2021, respectively, an increase of $175.0 million, or 42%, primarily due to higher fuel margins (cents per gallon) and an increase in volume sold in part due to the Recent Acquisitions.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $559.8 million and $476.4 million for 2022 and 2021, respectively, an increase of $83.4 million, or 17%. Our product margin from station operations was $267.9 million and $233.9 million for 2022 and 2021, respectively, an increase of $34.0 million, or 15%. The increases in sales and product margin are primarily due to an increase in activity at our convenience stores, in part due to the Recent Acquisitions.

Results for Commercial Segment

Our commercial sales were $1.3 billion and $0.7 billion for 2022 and 2021, respectively, an increase of $0.6 million, due to increases in prices and in volume sold. Our commercial product margin was $41.0 million and $15.6 million for 2022 and 2021, respectively, an increase of $25.4 million, or 163%. The increases in sales and product margin are largely due to an increase in bunkering activity.

Selling, General and Administrative Expenses

SG&A expenses were $263.1 million and $212.9 million for 2022 and 2021, respectively, an increase of $50.2 million, or 24%, including increases of $21.3 million in accrued discretionary incentive compensation, $11.4 million in wages and benefits, $2.2 million in charitable contributions, $2.1 million in bank fees and $15.4 million in various other SG&A expenses. In addition, in 2022, we incurred approximately $7.5 million in connection with an ongoing dispute between us and the landlord at certain of our sites, which we disputed and believe have meritorious defenses. Also, in 2021, we incurred expenses of $3.1 million for compensation resulting from the retirement of our former chief financial officer in recognition of service and $6.6 million for compensation and benefits resulting from the passing of our general counsel. The $6.6 million expense relates to contractual commitments including the acceleration of grants previously awarded as well as a discretionary award in recognition of service.

Operating Expenses

Operating expenses were $445.3 million and $353.6 million for 2022 and 2021, respectively, an increase of $91.7 million, or 26%, including an increase of $88.3 million associated with our GDSO operations, including the Recent Acquisitions, in part due to increased credit card fees related to the increases in volume and price, higher salary and rent expense partially due to greater activity at our stores, and increases in our environmental reserve and maintenance and repair expenses. Operating expenses associated with our terminal operations increased $3.4 million, partially due to an increase in maintenance and repair expenses.

Amortization Expense

Amortization expense related to our intangible assets was $8.9 million and $10.7 million for 2021 and 2020, respectively.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $79.9 million for 2022, consisting of a net gain of $76.8 million related to the sale of the Revere Terminal (see Note 17 of Notes to Consolidated Financial Statements for more information) and to a net gain of $3.1 million, primarily due to the sale of GDSO sites. The net gain for 2021 was $0.5 million, primarily due to the sale of GDSO sites.

Long-Lived Asset Impairment

In 2022, we did not recognize an impairment charge. In 2021, we recognized an impairment charge primarily relating to certain developmental assets for raze and rebuilds in the amount of $0.4 million which was allocated to the GDSO segment.

Interest Expense

Interest expense was $81.3 million and $80.1 million for 2022 and 2021, respectively, an increase of $1.2 million, or 1%, due in part to higher average balances on our revolving credit facility and higher interest rates.

Income Tax Expense

Income tax expense was $16.8 million and $1.3 million 2022 and 2021, respectively. The respective income tax expense predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $197.8 million and $225.5 million at December 31, 2022 and 2021, respectively, a decrease of $27.7 million. Changes in current assets and current liabilities decreasing our working capital primarily include an increase of $177.6 million in accounts payable primarily due to higher prices. The decrease in working capital was offset by a decrease of $51.3 million in the current portion of our working capital revolving credit facility and increases of $67.6 million and $57.2 million in accounts receivable and inventories, respectively, in part due to higher prices.

Cash Distributions

Common Units

During 2022, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2022	$20.9 million	Fourth quarter 2021
May 13, 2022	$21.3 million	First quarter 2022
August 12, 2022	$21.8 million	Second quarter 2022
November 14, 2022	$22.7 million	Third quarter 2022

In addition, on January 25, 2023, the board of directors of our general partner declared a quarterly cash distribution of $1.5725 per unit on all of our outstanding common units for the period from October 1, 2022 through December 31, 2022, consisting of a quarterly distribution of $0.6350 per unit ($2.54 per unit on an annualized basis) and a one-time special distribution of $0.9375 per common unit to unitholders of record as of the close of business on February 8, 2023. Our general partner agreed to waive its incentive distribution rights with respect to the one-time special distribution. On February 14, 2023, we paid the total cash distribution of approximately $55.4 million.

Preferred Units

During 2022, we paid the following cash distributions to holders of the Series A Preferred Units and the Series B Preferred Units:

	Series A	Series B
	Preferred Units	Preferred Units	Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Total Paid	Quarterly Period Covering
February 15, 2022	$1.7 million	$1.8 million	November 15, 2021 - February 14, 2022
May 16, 2022	$1.7 million	$1.8 million	February 15, 2022 - May 14, 2022
August 15, 2022	$1.7 million	$1.8 million	May 15, 2022 - August 14, 2022
November 15, 2022	$1.7 million	$1.8 million	August 15, 2022 - November 14, 2022

In addition, on January 17, 2023, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from November 15, 2022 through February 14, 2023 to our Series A preferred unitholders of record as of the opening of business on February 1, 2023. On February 15, 2023, we paid the total cash distribution of approximately $1.7 million.

The board of directors of our general partner also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from November 15, 2022 through February 14, 2023 to our Series B preferred unitholders of record as of the opening of business on February 1, 2023. On February 15, 2023, we paid the total cash distribution of approximately $1.8 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2022 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Next 12 Months	Beyond 12 Months	Total
Credit facility obligations (1)	$9,400	$255,671	$265,071
Senior notes obligations (2)	52,063	994,346	1,046,409
Operating lease obligations (3)	82,990	258,927	341,917
Other long-term liabilities (4)	15,593	55,561	71,154
Financing obligations (5)	15,517	97,933	113,450
Total	$175,563	$1,662,438	$1,838,001
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2022 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 6, 2024 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See “—Liquidity and Capital Resources—Senior Notes” for additional information.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges. See Note 4 of Notes to Consolidated Financial Statements for additional information.
(4)	Includes amounts related to our brand fee agreement and amounts related to our access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See “—Liquidity and Capital Resources—Financing Obligations” for additional information.

See Note 4 of Notes to Consolidated Financial Statements with respect to sublease information related to certain lease agreements and Note 12 of Notes to Consolidated Financial Statements with respect to purchase commitments.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $54.4 million and $43.2 million in maintenance capital expenditures for the years ended December 31, 2022 and 2021, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $45.0 million and $38.5 million for 2022 and 2021, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $206.8 million and $58.5 million in expansion capital expenditures, including acquired property and equipment, for the years ended December 31, 2022 and 2021, respectively, primarily related to investments in our gasoline station business.

In 2022, the $206.8 million in expansion capital expenditures includes approximately $154.4 million in property and equipment associated with the acquisitions of Tidewater, Miller Oil and Consumers Petroleum (see Note 3 of Notes to Consolidated Financial Statements), and $52.4 million in expansion capital expenditures, primarily related to investments in our gasoline stations.

In 2021, the $58.5 million in expansion capital expenditures included approximately $53.8 million, in part to raze and rebuilds, expansion and improvements at retail gasoline stations, new leased sites and new-to-industry sites and $4.7 million in other expansion capital expenditures, primarily related to investments at our terminals.

We currently expect maintenance capital expenditures of approximately $50.0 million to $60.0 million and expansion capital expenditures, excluding acquisitions, of approximately $55.0 million to $65.0 million in 2023, relating primarily to investments in our gasoline station business. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity for the years ended December 31 (in thousands):

	2022	2021
Net cash provided by operating activities	$479,996	$50,218
Net cash used in investing activities	$(236,193)	$(115,050)
Net cash (used in) provided by financing activities	$(250,612)	$65,967

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $480.0 million and $50.2 million for 2022 and 2021, respectively, for a period-over-period increase in cash flow from operating activities of $429.8 million. The period-over-period change reflects a net gain on the sale and disposition of assets of $79.9 million, primarily related to the sale of the Revere Terminal (see Note 17 of Notes to Consolidated Financial Statements).

Except for net income, the primary drivers of the changes in operating activities include the following for the years ended December 31 (in thousands):

	2022	2021
Increase in accounts receivable	$(67,774)	$(183,826)
Increase in inventories	$(52,086)	$(123,889)
Increase in accounts payable	$177,644	$145,423

In 2022, the increases in accounts receivable inventories and accounts payable are in part due to the increase in prices.

In 2021, the increases in accounts receivable, inventories and accounts payable are largely due to the increase in prices.

Investing Activities

Net cash used in investing activities was $236.2 million for 2022 and included $256.2 million in acquisitions (see Note 3 to Notes to Consolidated Financial Statements), $54.4 million in maintenance capital expenditures, $52.4 million in expansion capital expenditures and $1.7 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations, offset by $128.5 million in proceeds from the sale of property and equipment, primarily related to the sale of the Revere Terminal.

Net cash used in investing activities was $115.1 million for 2021 and included $58.5 million in expansion capital expenditures, $43.2 million in maintenance capital expenditures, $18.0 million in acquisitions, primarily related to company-operated gasoline stations and convenience stores, and $1.7 million in seller note issuances. Net cash used in investing activities was offset by $6.3 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the years ended December 31, 2022 and 2021.

Financing Activities

Net cash used in financing activities was $250.6 million for 2022 and included $201.3 million in net payments on our working capital revolving credit facility, $100.4 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $2.9 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $1.6 million in LTIP units withheld for tax obligations related to awards that vested in 2022. Net cash used in financing activities was offset by $55.6 million in net borrowings from our revolving credit facility, primarily to fund our acquisitions.

Net cash provided by financing activities was $66.0 million for 2021 and included $170.3 million in net borrowing from our working capital revolving credit facility due primarily to the increase in prices and $72.2 million in net proceeds from the issuance of the Series B Preferred Units which were used to pay down the revolving credit facility, offset by $91.9 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $78.6 million in net payments on our revolving credit facility, $3.8 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $2.2 million in LTIP units withheld for tax obligations related to awards that vested in 2021.

See Note 9 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility for 2022 and 2021.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.55 billion senior secured credit facility. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement expires on May 6, 2024.

As of December 31, 2022, there were two facilities under the credit agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $1.1 billion; and

●	a $450.0 million revolving credit facility to be used for general corporate purposes.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions then applicable to the credit agreement, provided no Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.85 billion. Any such request for an increase must be in a minimum amount of $25.0 million. We cannot provide assurance, however, that our lending group and/or other lenders outside our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.55 billion.

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Daily or Term secured overnight financing rate (“SOFR”) plus a 0.10% SOFR adjustment plus a margin of 2.00% to 2.50% depending on the Utilization Amount (as defined in the credit agreement), or (2) the base rate plus a margin of 1.00% to 1.50% depending on the Utilization Amount. Borrowings under the revolving credit facility bear interest at (1) the Daily or Term SOFR plus a 0.10% SOFR adjustment plus a margin of 1.75% to 2.75% depending on the Combined Total Leverage Ratio (as defined in the credit agreement), or (2) the base rate plus 0.75% to 1.75% depending on the Combined Total Leverage Ratio.

The average interest rates for the credit agreement were 3.7% and 2.4% for the years ended December 31, 2022 and 2021, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.35% to 0.50% per annum.

As of December 31, 2022, we had $153.4 million outstanding on the working capital revolving credit facility and $99.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $181.4 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.12 billion and $795.9 million at December 31, 2022 and 2021, respectively.

The credit agreement is secured by substantially all of our assets and the assets of our wholly owned subsidiaries and is guaranteed by us and certain of our subsidiaries.

The credit agreement also includes certain baskets, including (i) a $25.0 million general secured indebtedness basket, (ii)  a $25.0 million general investment basket, (iii) a $75.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the credit agreement), (iv) a Sale/Leaseback Transaction (as defined in the credit agreement) basket of $100.0 million, and (v) a basket of $150.0 million in an aggregate amount for the purchase of our common units, provided that, among other things, no Default exists or would occur immediately following such purchase(s).

In addition, the credit agreement provides the ability for the borrowers to repay certain junior indebtedness, subject to a $100.0 million cap, so long as, among other things, no Default has occurred or will exist immediately after making such repayment.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2022.

Eighth Amendment to the Credit Agreement

On February 2, 2023, we entered into the eighth amendment to the credit agreement which, among other things, permits us to request up to two reallocations per calendar year (each, a “Reallocation”) of a portion of the working capital revolving credit facility, the working capital interim facility and/or the revolving credit facility to the working capital revolving credit facility, the working capital interim facility and/or the revolving credit facility, as applicable. Each Reallocation shall be in a minimum amount of $50.0 million and, after giving effect to any such Reallocation, the amount of the aggregate commitments shall remain the same.

Pursuant to the terms of the credit agreement, we requested, and the lenders under the credit agreement agreed to, a Reallocation of $150.0 million of the working capital revolving credit facility to the revolving credit facility. After giving effect to such Reallocation, the working capital revolving credit facility is $950.0 million, and the revolving credit facility is $600.0 million.

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

7.00% Senior Notes Due 2027

On July 31, 2019, the Issuers issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 (the “2027 Notes”) to several initial purchasers (the “2027 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act. We used the net proceeds from the offering to fund the repurchase of our 6.25% senior notes due 2022 in a tender offer and to repay a portion of the borrowings outstanding under our credit agreement.

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

Interest expense of approximately $9.0 million and $9.2 million was recorded for the years ended December 31, 2022 and 2021, respectively. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $10.6 million and $10.4 million for the years ended December 31, 2022 and 2021, respectively. The financing obligation balance outstanding at December 31, 2022 was $83.3 million associated with the acquisition.

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

In connection with this transaction, we recognized a corresponding financing obligation of $62.5 million. During the term of the lease, which expires in June 2031, we incur interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.2 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively, and lease rental payments were $4.8 million and $4.7 million for the years ended December 31, 2022 and 2021, respectively. The financing obligation balance outstanding at December 31, 2022 was $61.2 million associated with this transaction.

Environmental Matters

Our businesses of purchasing, storing, supplying and distributing refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane and other business activities, involves a number of activities that are subject to extensive and stringent environmental laws. For a complete discussion of the environmental laws and regulations affecting our businesses, please read Items 1 and 2, “Business and Properties—Environmental.” For additional information regarding our environmental liabilities, see Note 15 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

Valuation of Physical Forward Derivative Contracts

As described in Note 10 and Note 11 of Notes to Consolidated Financial Statements, we enter into different commodity contracts that qualify as derivative instruments. These include physical forward purchase and sale contracts and are accounted for at fair value. These contracts are considered Level 2 derivative instruments under the fair value hierarchy as inputs used to determine fair value are not quoted prices in active markets. As of December 31, 2022, derivative assets of $19.8 million and derivative liabilities of $17.7 million were recorded for physical forward derivative contracts based on Level 2 fair value measurements. There were no Level 3 physical forward derivative contracts as of December 31, 2022 and 2021.

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

Business Combinations

Under the purchase method of accounting, we recognize tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record any excess of the purchase price over the fair value of the net tangible and intangible assets acquired as goodwill. The accounting for business combinations requires us to make significant estimates and assumptions when determining the value of acquired assets and liabilities. Estimates in valuing purchased dealer supply contracts include, in part, the expected use of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets and legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

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

All of our goodwill is allocated to the GDSO segment. During 2022 and 2021, we completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro-economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on our assessment, no impairment was identified.

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

As of December 31, 2022, we had total borrowings outstanding under our credit agreement of $252.4 million. Please read Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $2.5 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At December 31, 2022, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	December 31,	Effect of 10%	Effect of 10%
	2022	Price Increase	Price Decrease
Exchange traded derivative contracts	$(5,111)	$(32,507)	$32,507
Forward derivative contracts	2,168	(11,615)	11,615
Total	$(2,943)	$(44,122)	$44,122

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2022. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $23.4 million at December 31, 2022.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of December 31, 2022.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report. See “Report of Independent Registered Public Accounting Firm” on page F-4 of our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Global GP LLC, our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Richard Slifka and Eric Slifka, directly and through their beneficial ownership of entities that own ownership interests in our general partner. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

Eric Slifka, our President and Chief Executive Officer, and his two siblings are the trustees of the Alfred A. Slifka 1990 Trust Under Article II-A (the “AS Article II-A Trust”). Eric Slifka has been delegated sole voting authority over the AS Article II-A Trust’s ownership interests in us. On February 9, 2023, the AS Article II-A Trust transferred its interests in our general partner to AAS93 LLC, a Delaware limited liability company of which Eric Slifka is the sole Managing Director.

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

All of our executive officers devote substantially all of their time to managing our businesses and affairs, but from time to time certain executive officers perform or have performed services for other entities controlled by the Slifka family. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Services Agreement.” Our non-management directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

Set forth below are the names, ages (as of February 21, 2023) and titles of persons currently serving as directors and executive officers of our general partner:

Name	Age	Position with Global GP LLC
Richard Slifka	82	Chairman
Eric Slifka	57	President, Chief Executive Officer and Vice Chairman
Mark A. Romaine	54	Chief Operating Officer
Gregory B. Hanson	45	Chief Financial Officer
Matthew Spencer	44	Chief Accounting Officer
Sean T. Geary	55	Chief Legal Officer and Secretary
Robert J. McCool	84	Director
Jaime Pereira	68	Director
John T. Hailer	62	Director
Robert W. Owens	69	Director

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

Eric Slifka was elected President, Chief Executive Officer and director of Global GP LLC, the general partner of Global Partners LP, in March 2005 and became Vice Chairman in March 2014. He has been employed with Global Companies LLC or its predecessors since 1987. Mr. Slifka served as President and Chief Executive Officer and a director of Global Companies LLC since July 2004 and as Chief Operating Officer and a director of Global Companies LLC from its formation in December 1998 to July 2004. Prior to 1998, Mr. Slifka held various senior positions in the accounting, supply, distribution and marketing departments of the predecessors to Global Companies LLC. He is a member of the National Petroleum Council and serves on the board of directors of the Energy Policy Research Foundation, Inc. and Massachusetts General Hospital President’s Council. Mr. Slifka’s extensive knowledge of the energy industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Vice Chairman of the Board. Mr. Slifka is the son of the late Alfred A. Slifka and the nephew of Richard Slifka.

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

Gregory B. Hanson was appointed by the Board of Directors of our general partner to serve as the Chief Financial Officer of Global Partners LP, commencing September 1, 2021. Mr. Hanson previously served as Treasurer of our general partner and of Global Partners LP from August 2014 through August 2021. Mr. Hanson has more than 20 years of financial experience. Before joining the Partnership in 2013, he served as a Senior Vice President at GE Energy Financial Services and RBS Citizens Financial Group. Before that, he was a Vice President for Merrill Lynch Capital and a Principal for Bank of America. Mr. Hanson received a bachelor’s degree from Colby College and an M.B.A. from Babson College’s Franklin W. Olin School of Business.

Matthew Spencer was appointed by the Board of Directors of our general partner to serve as the Chief Accounting Officer of Global Partners LP, commencing January 1, 2018. Mr. Spencer served as Controller of the general partner from September 2012 through December 2017. Mr. Spencer joined the Partnership from SharkNinja Operating LLC (formerly Euro-Pro Operating LLC), where he served as Assistant Controller. Prior to that, he was a Senior Manager at Ernst & Young LLP. Mr. Spencer is a member of the Northborough-Southborough Regional School Committee.

Sean T. Geary was appointed by the Board of Directors of our general partner to serve as the Chief Legal Officer of Global Partners LP, commencing March 1, 2022. Mr. Geary joined the Partnership in 2005, bringing more than a decade of experience at large law firms. He later became the Partnership’s Deputy General Counsel and Vice President, Mergers & Acquisitions before being named Acting General Counsel in 2021. Mr. Geary received a bachelor’s degree from the University of Vermont and a J.D. from Boston University School of Law. Mr. Geary serves on the board of directors of Christmas in the City, Inc. and is the President, Director and Secretary of Global for Good Fund, Inc.

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

Jaime Pereira was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in October 2021. Mr. Pereira was appointed as the chair of the audit committee as of January 1, 2022. Mr. Pereira has over forty years of accounting and advisory experience working with a wide variety of domestic and international, public and private companies, including serving as a partner at international accounting firm Ernst & Young LLP for 20 years. At Ernst & Young, Mr. Pereira was responsible for the Consumer Products practice in the Northeast Region and was the coordinating partner for Global Partners LP and other clients such as Bruker Corporation and Au Bon Pain. Mr. Pereira has been a member of the American Institute of Certified Public Accountants, and he currently serves on the Boards of Roche Bros. Supermarkets Co. and Civic Capital Group LLC. Mr. Pereira is a graduate of the University of Massachusetts Amherst and presently serves on the Business Advisory Council for the Isenberg School of Management. Mr. Pereira’s prior audit history with the Partnership and his extensive experience with the accounting aspects of the energy and retail industries make him well qualified to serve as a director of our general partner.

John T. Hailer was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in July 2018. In September 2020, he was designated co-chair of the conflicts committee. He is President of the 1251 Asset Management division of 1251 Capital Group, a Boston-based financial services company that owns a concentrated group of companies in the asset management and insurance sectors. Prior to joining 1251 Capital Group, he spent more than 18 years at Natixis Investment Managers (formerly Natixis Global Asset Management; “Natixis”) and joined that firm in 1999. Mr. Hailer formerly served as Natixis’ President and Chief Executive Officer for the Americas and Asia, where he helped that company strategically reposition as a global solutions provider and grow to become one of the world’s largest asset managers. Before joining Natixis, Mr. Hailer was responsible for new business development in North and Latin America at Fidelity Investments Institutional Services Company and was director of retail business development for Putnam Investments. He serves as a trustee on several other boards including Boston Medical Center and the Boston Public Library. Mr. Hailer also serves as the Chairman of the Board for each of the New England Council and the Back Bay Association. Mr. Hailer previously served as a member of Beloit College’s Board of Trustees. Mr. Hailer’s broad experience in the financial services industry, as well as his significant capital markets and financial experience, make him a valuable member of our board of directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2022, with the exception of (i) one Form 3 filed late on behalf of Sean T. Geary due to delays in obtaining SEC codes for the reporting person, and (ii) nine Form 4s filed late on behalf of Eric Slifka, Mark Romaine, Gregory B. Hanson, Sean T. Geary, Matthew Spencer, Robert J. McCool, Robert W. Owens, John T. Hailer and Jaime Pereira due to previously unreported 2022 Phantom Unit Award Grants.

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

A copy of the code of business conduct and ethics is available on our website at www.globalp.com or may be obtained without charge upon written request to the Chief Legal Officer at: Global Partners LP, P.O. Box 9161, 800 South Street, Suite 500, Waltham, MA 02454-9161.

Corporate Governance Matters

The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2022.

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

Our “named executive officers” include (i) Mr. Eric Slifka, our Chief Executive Officer (“CEO”); (ii) Mr. Gregory B. Hanson, our Chief Financial Officer (“CFO”); (iii) the three most highly compensated executive officers of our general partner other than our CEO and CFO during 2022, who were Mr. Mark A. Romaine, our Chief Operating Officer (“COO”), Mr. Sean T. Geary, our Chief Legal Officer and Mr. Matthew Spencer, our Chief Accounting Officer; and (iv) one former executive officer of our general partner who was not serving at the end of calendar year 2022, Mr. Jeremy (Jez) Langhorn, our former Chief Human Resources Officer, who resigned effective October 28, 2022. Each of our named executive officers had an employment agreement with our general partner during 2022.

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

Compensation Methodology

Our general partner uses a third-party compensation consultant to study and supply market compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans and arrangements. The Compensation Committee retained Meridian Compensation Partners, LLC (“MCP”) as its outside compensation consultant for 2022.

Under our executive compensation structure, our goal is for our named executive officers’ total compensation to fall between the median (50th percentile) and 75th percentile of competitive total compensation levels, as identified by MCP's benchmarking results, following any adjustments made to marketplace pay levels in order to account for significant responsibilities that are assigned to our named executive officers and that exceed the scope of responsibilities generally associated with the external benchmark positions to which they are compared. Overall Partnership performance and individual performance may cause the targeted compensation levels to be adjusted up or down accordingly.

MCP worked with the Compensation Committee in 2022 to (i) review and update our reference group of peer companies for performance assessment purposes; (ii) help determine compensation ranges and award opportunities for each of our named executive officer positions; (iii) review and consider the design of, create the payment grid for, and update performance targets, performance metrics and related award levels for our named executive officers under, our general partner’s short-term incentive plan (the “STIP”) for 2022; (iv) review and consider the design of, create the payment grid for, and update performance targets, performance metrics and related award levels for our named executive officers under, our general partner’s long-term incentive plan (“LTCIP”) for 2022; (v) assist with updated information for new three-year (2022-2024) employment agreements for our named executive officers; (vi) assist with compensation information related to the 2022 Form 10-K and support discussions between the Compensation Committee and our CEO; and (vii) assist with determination of compensation for independent directors. The plan design of our 2022 STIP, which is comprised of a 50% performance-based component and a 50% discretionary component, is the same as that of our 2021 STIP, except for adjustments to the individual performance target levels thereunder. The plan design of our 2023 LTIP is comprised of a 50% time-based component and a 50% performance-based component, as described under “Elements of Compensation—Long-Term Cash Incentive Awards” below.

BDO USA, LLP (“BDO”), the Compensation Committee’s prior outside compensation consultant, worked with the Compensation Committee in 2021 to (i) review and update our reference group of peer companies for performance assessment purposes; (ii) help determine compensation ranges and award opportunities for each of our named executive officer positions; (iii) review and consider the design of, create the payment grid for, and update performance targets and related award levels for our named executive officers under, our general partner’s STIP for 2021; (iv) assist with updated information for new three-year employment agreements for our named executive officers; (v) assist with compensation information related to the 2021 Form 10-K and support discussions between the Compensation Committee and our CEO;

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

The elements of the 2022 executive officer compensation of our general partner were base salaries, discretionary bonuses, short-term incentive awards, long-term cash incentive awards, long-term equity incentive awards, retirement, deferred compensation and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

A description of the components of the compensation program and principles used to guide their administration appears below:

Base Salaries

Each named executive officer’s base salary is a fixed component of compensation for each year. Base salary is designed to compensate executives for the responsibility of the level of the position they hold and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). Historically, the base salaries for our named executive officers with employment agreements have been set by the terms of their respective employment agreements in effect from time to time. The annualized base salaries in effect as of the end of 2022 for our named executive officers were as follows: $1,000,000 for Mr.  Slifka, $575,000 for Mr. Romaine; $425,000 for Mr. Hanson; $375,000 for Mr. Geary; and $300,000 for Mr. Spencer. Prior to the effectiveness of his resignation on October 28, 2022, Mr. Langhorn’s annualized base salary was $475,000.

Short-Term Incentive Plans

Our general partner established a cash bonus pool for 2022 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner’s 2022 STIP included a performance-based component, for which 50% of the cash bonus pool was available (the “STIP Performance Component”), and a discretionary component, for which the other 50% of the cash bonus pool was available (the “STIP Discretionary Component”). Incentive awards earned under the 2022 STIP were based on the Partnership’s actual performance in relation to a specified objective for our earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was established by the Compensation Committee in April 2022 (the “EBITDA objective”). Under the 2022 STIP, for purposes of determining whether a specified target was achieved, EBITDA may be adjusted by the Compensation Committee in its discretion to account for unusual, one-time factors that occurred during the year and could have increased or decreased EBITDA. EBITDA is discussed in more detail under “Results of Operations—Evaluating Our Results of Operations”.

Under the 2022 STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of their base salary. The 2022 incentive target values were: 100% (or $1,000,000) for Mr. Slifka; 100% (or $575,000) for Mr. Romaine; 75% (or $319,000) for Mr. Hanson; 75% (or $281,000) for Mr. Geary; 75% (or $225,000) for Mr. Spencer; and 50% (or $238,000) for Mr. Langhorn. 50% of the incentive target value for each named executive officer was allocated to their STIP Performance Component and 50% was allocated to their STIP Discretionary Component.

STIP Performance Component (50% of the incentive target value).—Under the terms of the 2022 STIP, 100% of the STIP Performance Component is earned when the EBITDA objective is achieved. However, the 2022 STIP also provides for an increased payout under the STIP Performance Component when the EBITDA objective is exceeded, a reduced payout under the STIP Performance Component when the EBITDA objective is not achieved but exceeds a certain EBITDA minimum threshold, and no payout if the STIP Performance Component minimum threshold is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the 2022 STIP was established. In general, EBITDA must exceed $192,896,000 of EBITDA objective before participants earn any portion of the STIP Performance Component. Under the 2022 STIP, a participant’s incentive opportunity increases to a maximum of 200% of the STIP Performance Component at $282,915, representing 110% of the EBITDA objective. In 2022, the Partnership achieved EBITDA of $565,084 million, or 220% of the EBITDA objective set by the Compensation Committee for 2022. Accordingly, our named executive officers who held their positions as of December 31, 2022 were entitled to receive 200% of their respective STIP Performance Components, specifically as follows: $1,000,000 for Mr.  Slifka; $575,000 for Mr. Romaine; $319,000 for Mr. Hanson; $281,000 for Mr. Geary; and $225,000 for Mr. Spencer.

STIP Discretionary Component (50% of the incentive target value).—The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to analyze other factors that it may elect to use for determining the STIP Discretionary Component. Such factors may include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us, management of our business in the face of adverse market conditions and, as may be applicable, the contributions of any or all of the named executive officers. Mr. Slifka’s evaluation of our named executive officers’ performance in 2022 included the recognition that their individual and collective performances were excellent, employing strategic approaches to operational and procedural changes that were required in response to unprecedented market conditions, including extreme backwardation and supply and pricing volatility in response to the Russian invasion of Ukraine. Mr. Slifka applauded our named executive officers’ renewed assessment of counterparty relationships and customized reallocation of transactional risks, continuing efforts to position us to realize the benefits of a downstream integrated model, working together to expand the use of our terminals and logistics capabilities, taking advantage of market opportunities, and maintaining flexibility to invest in assets fundamental to our growth objectives.

In considering whether, and in what amount(s), to grant any or all of our named executive officers 2022 STIP Discretionary Component awards, the Compensation Committee recognized that our business performance in 2022 was strong, with our leadership team successfully managing external challenges and fulfilling many important initiatives. The Compensation Committee noted that our named executive officers individually and collectively have continued to effectively oversee development of activities and staffing consistent with our strategies and growth objectives, and that they encourage the identification of and response to new opportunities as they arise. The following initiatives were undertaken by us under the leadership of Mr. Slifka and executed by our named executive officers to strategically continue to strengthen our balance sheet and enhance our liquidity in light of the uncertainties surrounding the COVID-19 pandemic and the impacts of European markets reducing their reliance upon Russian oil, backwardation in the commodities markets and unprecedented crack spreads in order to be in a position to invest in opportunities fundamental to our growth strategy. Our 2022 initiatives included:

●	On January 25, 2022, we acquired substantially all of the assets of Consumers Petroleum in a cash transaction pursuant to a Purchase and Sale Agreement dated December 9, 2020. The acquisition included 26 company-owned Wheels convenience stores and related fuel operations located in Connecticut and 22 fuel-supply only sites located in Connecticut and New York. The purchase price, subject to post-closing adjustments, was approximately $154.7 million, including inventory. On February 1, 2022, we expanded our retail network in Virginia by acquiring substantially all of the retail motor fuel assets of Miller Oil Co., Inc. in a cash transaction. The acquisition included 21 company-operated Miller’s Neighborhood Market convenience stores and 2 fuel sites that are either owned or leased, including lessee dealer and commissioned agent locations, all located in Virginia, and 34 fuel supply only sites, primarily in Virginia. The purchase price was approximately $60.2 million, including inventory.
●	On March 9, 2022, we amended our credit agreement to, among other things, provide for $200.0 million of working capital interim commitments, thereby increasing the total aggregate commitment from $1.35 billion to $1.55 billion. On March 30, 2022, we amended our credit agreement to, among other things, (i) increase the working capital revolving credit facility by $200.0 million and simultaneously reduce the working capital interim commitments to $0; (ii) refresh the accordion feature to permit us to request increases of up to $300.0 million in the total credit facility; and (iii) replace the Cost of Funds (as defined in our credit agreement) pricing option with a daily secured overnight financing rate pricing option.
●	On June 28, 2022, we completed the sale of our terminal located on Boston Harbor in Revere, Massachusetts for a purchase price of $150.0 million in cash, resulting in net proceeds of approximately $98.8 million. In connection with closing under the purchase agreement, we entered into a leaseback agreement with the purchaser of the terminal, pursuant to which we leased back key infrastructure at the terminal to allow us to continue business operations there through September 30, 2039, were we to exercise all renewal options.
●	On September 20, 2022, we expanded our retail network in Virginia by acquiring substantially all of the assets of Tidewater Convenience, Inc. in a cash transaction. The acquisition included 14 company-operated Tidewater convenience stores and 1 fuel site, all located in Virginia. The purchase price was approximately $40.4 million, including inventory.
●	On December 15, 2022, we entered into an equity purchase agreement to acquire all of the assets exclusively related to the ownership and operation of, and the receipt, storage and throughput of refined products at certain operating, refined-products terminals located in New Haven, CT, Thorofare, NJ, Portland, ME, Linden, NJ and Chelsea, MA. The purchase price was $273 million in cash, subject to certain customary adjustments Closing of this transaction is expected in the first half of 2023 and is conditioned upon the satisfaction or waiver of customary closing conditions, including, among other things, approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
●	Continuing commitment to invest in our infrastructure.
●	Ongoing divestiture of non-strategic assets.

Taking into account Mr.  Slifka’s assessment, the Partnership’s results of operations for 2022, as well as the Compensation Committee’s review of the individual performance of each of our named executive officers in 2022, the Compensation Committee awarded our named executive officers 200% of their respective STIP Discretionary Components for 2022, specifically as follows: $1,000,000 for Mr. Slifka; $575,000 for Mr. Romaine; $319,000 for Mr. Hanson; $281,000 for Mr. Geary; and $225,000 for Mr. Spencer.

On December 9, 2022, the Compensation Committee authorized the early payment of amounts earned by our named executive officers under the 2022 STIP (which consist of the amounts described above in respect of their respective STIP Performance Components and STIP Discretionary Components), which were paid on December 22, 2022.

In addition, among other severance amounts, the Compensation Committee authorized the payment of $476,000 to Mr. Langhorn in connection with his resignation, which amount represented 200% of his incentive target value under the 2022 STIP.

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

The Compensation Committee did not award any discretionary bonus payments under this program in respect of our named executive officers’ service during 2021. The Compensation Committee awarded Messrs. Slifka, Romaine, Hanson, Spencer and Geary discretionary bonuses in the amounts of $986,000, $569,000, $250,000, $200,000, and $315,000, respectively, in respect of their service during 2020.

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

On June 10, 2022, the board of directors of our general partner granted awards under the LTCIP to our named executive officers (each, a “2022 LTCIP Award”) in the following amounts: $4,500,000 for Mr. Slifka; $1,500,000 for Mr. Romaine; $600,000 for Mr. Hanson; $400,000 to Mr. Geary; and $600,000 for Mr. Spencer. Each 2022 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vests on March 11, 2024, 33.3% of the award vests on March 11, 2025, and 33.3% of the award vests on March 11, 2026, subject to each named executive officer’s continued employment through such vesting dates.

In addition, on March 11, 2022, the board of directors of our general partner granted awards under the LTCIP in the amount of $90,000 to Mr. Hanson and $50,000 to Mr. Geary in respect of their respective partial year of service prior to their becoming executive officers. We also refer to such awards as 2022 LTCIP Awards herein, which are subject to the following vesting schedule: 33.4% of the award vests on March 11, 2024, 33.3% of the award vests on March 11, 2025, and 33.3% of the award vests on March 11, 2026, subject to each named executive officer’s continued employment through such vesting dates.

On October 22, 2021, the board of directors of our general partner granted awards under the LTCIP to our named executive officers (each, a “2021 LTCIP Award”) in the following amounts: $3,500,000 for Mr. Slifka; $1,300,000 for Mr. Romaine; and $600,000 for Mr. Spencer. Each 2021 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vests on July 10, 2023, 33.3% of the award vests on July 10, 2024, and 33.3% of the award vests on July 10, 2025, subject to each named executive officer’s continued employment through such vesting dates.

On August 25, 2020, the board of directors of our general partner granted awards under the LTCIP to our named executive officers (each, a “2020 LTCIP Award”) in the following amounts: $3,300,000 for Mr. Slifka; $1,200,000 for Mr. Romaine; and $400,000 for Mr. Spencer. Each 2020 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vested on September 25, 2022, 33.3% of the award vests on September 25, 2023, and 33.3% of the award vests on September 25, 2024, subject to each named executive officer’s continued employment through such vesting dates.

On August 7, 2019, the board of directors of our general partner granted awards under the LTCIP to our named executive officers (each, a “2019 LTCIP Award”) in the following amounts: $1,200,000 for Mr. Slifka; $1,000,000 for Mr. Romaine; and $275,000 for Mr. Spencer. Each 2019 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vested on August 10, 2021, 33.3% of the award vested on August 10, 2022, and 33.3% of the award vests on August 10, 2023, subject to each named executive officer’s continued employment through such vesting dates.

On October 8, 2018, the board of directors of our general partner granted awards under the LTCIP to our named executive officers (each, a “2018 LTCIP Award”) in the following amounts: $2,700,000 for Mr. Slifka; $900,000 for Mr. Romaine; and $275,000 for Mr. Spencer. Each 2018 LTCIP Award is subject to the following vesting schedule: 20% of the award vested on October 1, 2021, 30% of the award vested on October 1, 2022, and 50% of the award vests on October 1, 2023, subject to each named executive officer’s continued employment through such vesting dates.

On December 9, 2022, the Compensation Committee authorized the acceleration of all outstanding awards granted under the LTCIP that were scheduled to vest in 2023, including the third tranche of the 2018 LTCIP Awards, the third tranche of the 2019 LTCIP Awards, the second tranche of the 2020 LTCIP Awards and the first tranche of the 2021 LTCIP Awards, all of which were paid on December 22, 2022. In addition, among other severance amounts, the Compensation Committee authorized the payment of $100,000 to Mr. Langhorn in connection with his resignation, which amount was in respect of his 2022 LTCIP Award.

Long-Term Performance-Based Cash Incentive Plan Awards for Mr. Slifka—Mr. Slifka’s prior employment agreement with our general partner that was in effect during 2018 and January 2019 included a provision for a long-term performance-based cash incentive plan covering the period from March 29, 2018 through March 29, 2019 (the “2018 Long-Term Performance-Based Cash Incentive Plan”). The 2018 Long-Term Performance-Based Cash Incentive Plan was designed with two separate components: 50% of the award is based upon the Partnership’s total unitholder (or shareholder) return (“TSR”), as compared against the TSRs of the individual entities comprising two groups of constituent companies (the “Constituent Companies”), for a defined twelve month period of time, and 50% of the award is discretionary, as determined by the Compensation Committee based upon its evaluation of the Mr.  Slifka’s performance and such external factors as the Compensation Committee deems appropriate. On April 12, 2019, the Compensation Committee determined that Mr.  Slifka earned $2,025,000 under the performance component and $675,000 under the discretionary component, for a total award of $2,700,000. The first of two equal installments of amounts earned pursuant to the 2018 Long-Term Performance-Based Cash Incentive Plan was paid in January 2020; the second such installment was paid in February 2021.

Long-Term Equity Incentive Awards

2022 Phantom Unit Awards.— The Compensation Committee authorized the grant, effective June 8, 2022, of (i) a performance-based phantom unit award with distribution equivalent rights (a “2022 Performance Phantom Unit Award”) and (ii) a time-based phantom unit award with distribution equivalent rights (a “2022 Time Phantom Unit Award”; and together with the 2022 Performance Phantom Unit Award, the “2022 Phantom Unit Awards”), in each case, to our named executive officers under the Global Partners LP Long-Term Incentive Plan (as amended from time to time, the “LTIP”). The 2022 Performance Phantom Unit Awards represent the right to receive phantom units (or an equivalent amount of cash) in an amount up to 200% of the target number of phantom units subject to such 2022 Performance Phantom Unit Award, subject to the named executive officer’s continued employment and satisfaction of performance criteria based on our distributable cash flow (“DCF”) for three separate one-year performance subperiods within an overall three-year performance period that begins on January 1, 2022 and ends on December 31, 2024 but the phantom units do not vest until completion of the overall three-year performance period and certification of the applicable level of achievement by the Compensation Committee.

The Compensation Committee will calculate our DCF for each of the one-year subperiods within the overall three-year performance period and, based on the aggregate results for such years, the number of phantom units earned under each 2022 Performance Phantom Unit Award could range from 0% to 200% of target.

The 2022 Time Phantom Unit Awards represent the right to receive phantom units (or an equivalent amount of cash) and are eligible to vest in three substantially equal installments on January 1 of 2023, 2024 and 2025 (as defined in the 2022 Phantom Unit Award Agreement), subject to the named executive officer’s continued employment through such vesting dates.

If a named executive officer’s employment with our general partner is terminated by our general partner without cause or by the named executive officer for good reason, the named executive officer will be deemed to have satisfied the continued employment requirement with respect to the phantom units subject to the named executive officer’s 2022 Performance Phantom Unit Award and such phantom units will be eligible to become earned based on actual achievement with respect to the applicable performance criteria; provided that, if such termination without cause or for good reason occurs within the 24-month period following a change in control, the number of phantom units that become earned will be equal to the greater of (i) the target number of phantom units subject to the 2022 Performance Phantom Unit Award, and (ii) the number of phantom units that would become earned based on actual achievement with respect to the applicable performance criteria through the date of the change in control. If a named executive officer’s employment with our general partner is terminated due to death or disability, the named executive officer will be deemed to have satisfied the continued employment requirement with respect to a portion of the unvested phantom units subject to the named executive officer’s 2022 Performance Phantom Unit Award based on the number of days that the named executive officer was employed between the performance period commencement date and the date of termination and such phantom units will be eligible to become earned based on actual achievement with respect to the applicable performance criteria. If a named executive officer’s employment with our general partner is terminated by our general partner due to retirement, the Compensation Committee will generally have sole discretion to determine whether the named executive officer will be deemed to have satisfied the service requirement with respect to any or all of the phantom units subject to the named executive officer’s 2022 Performance Phantom Unit Award, which phantom units would then be eligible to become earned based on actual achievement with respect to the applicable performance criteria. If a named executive officer’s employment with our general partner is terminated by our general partner for cause or by the named executive officer other than for good reason, all unvested phantom units subject to such named executive officer’s 2022 Performance Phantom Unit Award will immediately be forfeited.

If a named executive officer’s employment with our general partner is terminated by our general partner without cause or by the named executive officer for good reason, all unvested phantom units subject to the named executive officer’s 2022 Time Phantom Unit Award will immediately vest. If a named executive officer’s employment with our general partner is terminated due to death or disability, a portion of the unvested phantom units subject to the named executive officer’s 2022 Time Phantom Unit Award will immediately vest based on the number of days that the named executive officer was employed between the vesting commencement date and the date of termination. If a named executive officer’s employment with our general partner is terminated by our general partner due to retirement, the Compensation Committee will generally have sole discretion to determine whether any or all of the unvested phantom units subject to the named executive officer’s 2022 Time Phantom Unit Award will vest or be forfeited. If a named executive officer’s employment with our general partner is terminated by our general partner for cause or by the named executive officer other than for good reason, all unvested phantom units subject to such named executive officer’s 2022 Time Phantom Unit Award will immediately be forfeited. Upon vesting of each 2022 Phantom Unit Award, phantom units will be settled in our common units unless the Compensation Committee decides, in its sole discretion, to settle such phantom units in cash or a combination of common units and cash.

In addition, among other severance amounts, the Compensation Committee authorized the acceleration of the target number of phantom units subject to the 2022 Performance Phantom Unit Award and all of the phantom units subject to the 2022 Time Phantom Unit Award held by Mr. Langhorn in connection with his resignation, which phantom units were settled in cash.

2017 Phantom Unit Awards.—On August 16, 2017, the Compensation Committee approved the grant of phantom unit awards (collectively, the “2017 Phantom Unit Awards”) pursuant to phantom unit award agreements (each, a “Phantom Unit Agreement”) under the LTIP to each of our named executive officers who had an employment agreement with us during 2017. Each 2017 Phantom Unit Award was subject to the following vesting schedule: 25% of the phantom units subject to such award vested on August 1, 2020, 35% of the phantom units subject to such award vested on August 1, 2021, and 40% of the phantom units subject to such award vested on August 1, 2022.

Retirement and Health Benefits; Perquisites

Global Partners 401(k) Savings and Profit Sharing Plan

The Global Partners LP 401(k) Savings and Profit Sharing Plan (the “Global 401(k) Plan”) permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. The Global 401(k) Plan provides for employer matching contributions equal to 100% of elective deferrals up to the first 3% of eligible compensation plus 50% of elective deferrals up to the next 2% of eligible compensation. In 2022, all employees were eligible to participate in the Global 401(k) Plan other than employees who were (1) not yet 21 years of age, (2) covered by a collective bargaining agreement that does not provide for employees to be covered by the Global 401(k) Plan or (3) nonresident aliens. New employees may begin to contribute to the Global 401(k) Plan on the first day of the month following their respective dates of hire, although they are not eligible to receive matching payments under the Global 401(k) Plan until they have been employed by our general partner or one of our operating subsidiaries for six months. Eligible employees may elect to contribute up to 100% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are adjusted periodically for changes in the cost of living. Participants in the plan are always fully vested in any matching contributions under the plan; however, discretionary profit sharing contributions are subject to a six-year vesting schedule. The plan is intended to be tax-qualified under Section 401(a) of the Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that our general partner's contributions, if any, will be deductible when made.

Pension Benefits

Each of our named executive officers, other than Messrs. Hanson and Spencer, is eligible to participate in our general partner's pension plan in accordance with our general partner’s policies and on the same general basis as other employees of our general partner. Under our general partner’s pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or, if earlier, upon termination due to death or disability. Please read “Other Benefits—Pension Benefits” for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the pension plan. Our general partner’s pension plan was frozen on December 31, 2009.

Other Benefits

Each of our named executive officers is eligible to participate in our general partner's health insurance plans and other employee benefit plans in accordance with our general partner’s policies and on the same general basis as other employees of our general partner.

Additional perquisites for our named executive officers may include payment of premiums for long-term disability insurance, automobile fringe benefits and club membership dues and, in 2020 and 2021 only, with respect to our CEO, payment of fees for professional financial planning, tax and/or legal advice.

Employment Agreements

Each of our named executive officers entered into a new three-year employment agreement with our general partner effective as of January 1, 2022. We believe that the post-termination and change in control payments in the employment agreements allow our named executive officers to focus on making business decisions that maximize our interests and the interests of our unitholders without allowing personal considerations to influence the decision-making process. Please read “Potential Payments upon Termination or Change of Control” for a discussion of the provisions in each employment agreement relating to termination, change in control and related payment obligations.

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

Our long-term incentive plans (the LTIP and the LTCIP) provide incentives and reward eligible participants for the achievement of long-term objectives, facilitate the retention of key employees by aligning their incentives with our long-term performance, continue to make our compensation mix more competitive, and align the interests of management with those of our unitholders.

We offer a mix of traditional perquisites such as automobile fringe benefits and country/golf club memberships, and additional benefits that are tailored to address our executive officers’ individual needs, to facilitate the performance of their job duties and to be competitive with the total compensation packages available to executive officers generally.

Tax Deductibility of Compensation

With respect to the deduction limitations imposed under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m). Accordingly, such limitations do not apply to compensation paid to our named executive officers.

Compensation Actions Taken Subsequent to Fiscal Year 2022

On February 23, 2023, the Compensation Committee authorized the grant to each of our named executive officers of (i) a special discretionary cash bonus, and (ii) a time-based phantom unit award with distribution equivalent rights under the LTIP (a “2023 Phantom Unit Award”). The amounts of the special discretionary cash bonuses for Messrs. Slifka, Hanson, Romaine, Spencer, and Geary are $500,000, $159,500, $287,500, $112,500, and $140,500, respectively, and such special discretionary cash bonuses will be paid in March 2023. The amounts of the 2023 Phantom Unit Awards for Messrs. Slifka, Hanson, Romaine, Spencer, and Geary are valued at $500,000, $159,500, $287,500, $112,500, and $140,500, respectively. Each 2023 Phantom Unit Award is eligible to cliff vest in full on February 23, 2024, subject to the named executive officer’s continued employment through such vesting date.

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
February 27, 2023

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

Compensation of Named Executive Officers

The following table sets forth certain information with respect to compensation during 2022, 2021 and 2020 of our named executive officers.

						Change in
						Pension Value
						and Deferred
					Non‑Equity	Nonqualified
			Unit		Incentive Plan	Compensation	All Other
Name and Principal		Salary	Awards	Bonus	Compensation	Earnings	Compensation	Total
Position	Year	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)(7)(8)	($)
Eric Slifka	2022	1,000,000	3,929,415	—	6,500,000	—	67,181	11,496,596
President and CEO	2021	1,000,000	—	—	5,500,000	—	92,919	6,592,919
	2020	1,000,000	—	986,000	3,350,000	123,562	109,241	5,568,803
Gregory B. Hanson	2022	425,000	785,894	—	1,328,000	—	51,518	2,590,412
Chief Financial Officer	2021	292,468	—	250,000	400,000	—	42,634	985,102
Mark A. Romaine	2022	575,000	1,571,760	—	2,650,000	—	49,261	4,846,021
Chief Operating Officer	2021	575,000	—	—	2,450,000	2,286	42,455	3,069,741
	2020	575,000	—	569,000	1,150,000	52,463	40,951	2,387,414
Matthew Spencer	2022	300,000	505,222	—	1,050,000	—	53,414	1,908,636
Chief Accounting Officer	2021	300,000	—	—	600,000	—	48,655	948,655
	2020	275,000	—	200,000	400,000	—	48,573	923,573
Sean T. Geary	2022	375,000	561,345	—	1,012,000	—	46,767	1,995,112
Chief Legal Officer and Secretary
Jez Langhorn (1)	2022	475,000	449,099	—	—	—	1,628,387	2,552,486
Chief Human Resources Officer	2021	334,659	—	—	665,000	—	243,227	1,242,886
(1)	Mr. Langhorn ceased to serve as Chief Human Resources Officer as a result of his resignation effective October 28, 2022.
(2)	Amounts reported in this column reflect the base salary earned by our named executive officers for services performed during the applicable fiscal year.
(3)	Amounts in this column reflect the grant date fair value of the 2022 Performance Phantom Unit Awards and 2022 Time Phantom Unit Awards granted to our named executive officers determined in accordance with FASB ASC Topic 718. Regarding assumptions underlying the valuation of these equity awards, please see Note 18 to Consolidated Financial Statements. The grant date fair value for the 2022 Time Phantom Unit Awards is calculated using the closing price of our common units on the grant date of June 8, 2022 and is $1,964,708 for Mr. Slifka, $392,947 for Mr. Hanson, $785,866 for Mr. Romaine, $252,611 for Mr. Spencer, $280,673 for Mr. Geary, and $224,549 for Mr. Langhorn. The grant date fair value of the 2022 Performance Phantom Unit Awards is based on achievement of the target level of performance with respect to the applicable performance criteria and is $1,964,708 for Mr. Slifka, $392,947 for Mr. Hanson, $785,894 for Mr. Romaine, $252,611 for Mr. Spencer, $280,673 for Mr. Geary, and $224,549 for Mr. Langhorn. Assuming that, instead of target, the highest level of performance with respect to the applicable performance criteria is achieved, the aggregate grant date fair value of the 2022 Performance Phantom Units would be $2,400,312 for Mr. Slifka, $480,069 for Mr. Hanson, $960,104 for Mr. Romaine, $342,902 for Mr. Spencer, $308,619 for Mr. Geary and $274,335 for Mr. Langhorn.
(4)	In 2021, Messrs. Slifka, Romaine, Hanson, Spencer and Geary were paid discretionary bonuses of $986,000, $569,000, $250,000, $200,000, and $315,000, respectively, for services performed during 2020. No discretionary bonuses were paid to our named executive officers for services performed during 2021. The amounts shown in the table above do not reflect long-term incentive awards granted in 2023 or discretionary cash bonuses paid after the date of this report as such long-term incentive awards were granted in 2023, and such discretionary cash bonuses have not yet been paid as of the date of this Annual Report on Form 10-K.
(5)	Amounts reported in this column reflect the bonuses paid to each of the named executive officers for services performed during 2022, 2021 and 2020, which were determined in accordance with our general partner’s Short-Term Incentive Plans described above under “Elements of Compensation—Short-Term Incentive Plans” and our general partner’s Long-Term Cash Incentive Plans described above under “Elements of Compensation—Long-Term Cash Incentive Awards.” For Mr. Slifka, the amounts shown includes equal installments of $1,350,000 that were paid in January 2020 and February 2021, following the satisfaction of the vesting condition applicable to his award granted under the 2018 Long-Term Performance-Based Cash Incentive Plan. For more information, see “Elements of Compensation—Long-Term Cash Incentive Awards—Long-Term Performance-Based Cash Incentive Plan Awards for Mr. Slifka.” For the avoidance of doubt, note that the amounts reported in this column do not reflect the grant date fair value of bonuses or non-equity incentive plan compensation granted to the named executive officers in respect of service during 2022, 2021 or 2020. The grant date fair values of bonuses and non-equity incentive plan compensation granted to the named executive officers in respect of service during 2022, 2021 and 2020 are described below under “Pro-Forma Disclosure Table.”
(6)	Messrs. Hanson and Spencer are not eligible to participate in our general partner’s pension plan because it was frozen prior to their commencement of employment with us.
(7)	With respect to Mr. Slifka, “All Other Compensation” for the years ended December 31, 2022, 2021 and 2020 includes, among other things, (a) club membership dues, and (b) with respect to 2021 and 2020 only, professional financial planning and tax advice fees, paid by us in the amounts of $15,754 for 2022; $23,518 and $26,700, respectively, for 2021; and $20,814 and $33,550, respectively, for 2020. The amounts in this column for 2022 are described further in the All Other Compensation table below.
(8)	With respect to Mr. Langhorn, “All Other Compensation” for 2022 includes the following severance payments and benefits: (i) $950,000, which represents 200% of his base salary, (ii) $476,000, in respect of his 2022 STIP award, (iii) $100,000, in respect of his 2022 LTCIP Award, (iv) $48,012, in respect of 18 months of COBRA premiums, and (v) continued payment of base salary from his date of resignation through December 31, 2022.

Pro-Forma Disclosure Table

The Pro-Forma Disclosure Table below reflects the value of compensation granted to Messrs. Slifka, Hanson, Romaine, Spencer, and Geary as of the end of 2022 in respect of service during 2022, 2021 and 2020. While not required by the SEC’s executive compensation disclosure rules, we believe this optional disclosure is relevant and helpful for unitholders to understand our executive compensation structure in more detail.

							Change in
							Pension Value
							and Deferred
					Short-Term	Long-Term	Nonqualified
			Unit		Incentive	Incentive	Compensation	All Other
		Salary	Awards	Bonus	Cash Awards	Cash Awards	Earnings	Compensation	Total
Name	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)	($)	($)(5)
Eric Slifka	2022	1,000,000	500,000	500,000	2,000,000	—	—	67,181	4,067,181
	2021	1,000,000	3,929,415	—	2,000,000	4,500,000	—	92,919	11,522,334
	2020	1,000,000	—	986,000	2,000,000	3,500,000	123,562	109,241	7,718,803
Gregory B. Hanson	2022	425,000	159,500	159,500	638,000	—	—	51,518	1,433,518
Mark A. Romaine	2022	575,000	287,500	287,500	1,150,000	—	—	49,261	2,349,261
	2021	575,000	1,571,760	—	1,150,000	1,500,000	2,286	42,455	4,841,501
	2020	575,000	—	569,000	1,150,000	1,300,000	52,463	40,951	3,687,414
Matthew Spencer	2022	300,000	112,500	112,500	450,000	—	—	53,414	1,028,414
	2021	300,000	505,222	—	600,000	600,000	—	48,655	2,053,877
	2020	275,000	—	200,000	400,000	600,000	—	48,573	1,523,573
Sean T. Geary	2022	375,000	140,500	140,500	562,000	—	—	46,767	1,264,767
(1)	Amounts reported in this column reflect the grant date fair value of the 2022 Performance Phantom Unit Awards and 2022 Time Phantom Unit Awards granted to the named executive officers, which are described above under “Elements of Compensation—Long-Term Equity Incentive Awards.”

(2)	In 2021, Messrs. Slifka, Romaine and Spencer were paid discretionary bonuses of $986,000, $569,000 and $200,000, respectively, for services performed during 2020. No discretionary bonuses were paid to our named executive officers for services performed during 2021.
(3)	Amounts reported in this column reflect the grant date fair value of the short-term cash incentive awards granted during the applicable year for service during the applicable year under our general partner’s Short-Term Incentive Plans, which are described above under “Elements of Compensation—Short-Term Incentive Plans.”
(4)	Amounts reported in this column reflect the grant date fair value of the long-term cash incentive awards granted in respect of service during the applicable year under the LTCIP and, with respect to Mr. Slifka, the 2018 Long-Term Performance-Based Cash Incentive Plan contained in Mr. Slifka’s prior employment agreement with our general partner that was in effect during 2018 and January 2019. See the section above titled “Elements of Compensation—Long-Term Cash Incentive Awards” for more information.
(5)	Amounts reported in this table do not include the value of any long-term incentive awards (whether cash or equity) granted in 2023 or any discretionary cash bonuses paid after the date of this Annual Report on Form 10-K, The value of such compensation will be disclosed in a Pro-Forma Disclosure Table contained in a future Annual Report on Form 10-K.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table for the fiscal year ended December 31, 2022:

	Employer
	Contributions to		Personal
	Global 401(k)	Club Membership	Benefits	Total All Other
Name	Plan ($)	Dues ($)	($)(1)(2)	Compensation ($)
Eric Slifka	11,600	15,754	39,827	67,181
Gregory B. Hanson	11,600	—	39,918	51,518
Mark A. Romaine	11,600	—	37,661	49,261
Matthew Spencer	11,600	—	41,814	53,414
Sean T. Geary	11,600	—	35,167	46,767
Jez Langhorn	11,400	—	1,616,987	1,628,387
(1)	The amounts in this column include the estimated incremental cost of an automobile provided by us for the named executive officer’s use; medical and dental premiums (or opt-out payments for declining coverage under our group healthcare policies) paid by us; and life insurance and long-term disability premiums paid by us.
(2)	With respect to Mr. Langhorn, “Personal Benefits” for 2022 includes the amounts described in footnote 8 to the table titled “Compensation of Named Executive Officers.”

Grants of Plan-Based Awards

The following table sets forth information regarding non-equity awards and equity awards granted to the named executive officers in 2022.

		Estimated Possible Payouts Under			Estimated Possible Payouts Under
		Non-Equity Incentive Plan Awards (2)(3)			Equity Incentive Plan Awards (4)				Grant Date
	Award	Minimum			Minimum			All Other	Fair Value of
	Type	Threshold	Target	Maximum	Threshold	Target	Maximum	Awards	Unit Awards
Name	(1)	($)	($)	($)	($)	($)	($)	(#)(5)	($)(6)
Eric Slifka	(a)	350,000	1,000,000	2,000,000	—	—	—	—	—
	(b)	—	4,500,000	—	—	—	—	—	—
	(c)	—	—	—	34,517	69,034	138,068	—	1,964,708
	(d)	—	—	—	—	—	—	69,034	1,964,708
Gregory B. Hanson	(a)	111,650	319,000	638,000	—	—	—	—	—
	(b)	—	600,000	—	—	—	—	—	—
	(c)	—	—	—	6,904	13,807	27,614	—	392,947
	(d)	—	—	—	—	—	—	13,807	392,947
Mark A. Romaine	(a)	201,250	575,000	1,150,000	—	—	—	—	—
	(b)	—	1,500,000	—	—	—	—	—	—
	(c)	—	—	—	13,807	27,613	55,226	—	785,894
	(d)	—	—	—	—	—	—	27,613	785,866
Matthew Spencer	(a)	78,750	225,000	450,000	—	—	—	—	—
	(b)	—	600,000	—	—	—	—	—	—
	(c)	—	—	—	4,438	8,876	17,752	—	252,611
	(d)	—	—	—	—	—	—	8,876	252,611
Sean T. Geary	(a)	98,350	281,000	562,000	—	—	—	—	—
	(b)	—	400,000	—	—	—	—	—	—
	(c)	—	—	—	4,931	9,862	19,724	—	280,673
	(d)	—	—	—	—	—	—	9,862	280,673
Jez Langhorn (7)	(a)	83,300	238,000	476,000	—	—	—	—	—
	(b)	—	100,000	—	—	—	—	—	—
	(c)	—	—	—	3,945	7,890	15,780	—	224,549
	(d)	—	—	—	—	—	—	7,890	224,549
(1)	Award types:
(a)	STIP – Grant date: April 4, 2022
(b)	LTCIP – Grant date: June 10, 2022
(c)	2022 Performance Phantom Unit Awards – Grant date: June 8, 2022
(d)	2022 Time Phantom Unit Awards – Grant date: June 8, 2022
(2)	For calendar year 2022, each named executive officer’s STIP award consisted of the STIP Performance Component (weighted 50%) and the STIP Discretionary Component (weighted 50%). Amounts shown represent the “threshold,” “target” and “maximum” amounts payable under the STIP awards. On February 23, 2023, the Compensation Committee determined that two hundred percent (200%) of the STIP Performance Component and two hundred percent (200%) of the STIP Discretionary Component were earned by the named executive officers for calendar year 2022. Actual payout of the STIP awards (the Performance Component and the Discretionary Component) for calendar year 2022 is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(3)	For each named executive officer who was granted a 2022 LTCIP Award, 33.4% of such award vests on March 11, 2024, another 33.3% of such award vests on March 11, 2025, and the final 33.3% of such award vests on March 11, 2026.
(4)	This column includes the threshold, target, and maximum payouts under the 2022 Performance Phantom Unit Awards granted to the named executive officers. For more information on these awards, see “Elements of Compensation—Long-Term Equity Incentive Awards.”
(5)	This column includes the 2022 Time Phantom Unit Awards granted to the named executive officers. For more information on these awards, see “Elements of Compensation—Long-Term Equity Incentive Awards.”
(6)	Amounts in this column reflect the grant date fair value of 2022 Performance Phantom Unit Awards and 2022 Time Phantom Unit Awards granted to our named executive officers determined in accordance with FASB ASC Topic 718. For more information on the assumptions underlying the valuation of these equity awards, please see Note 18 to Consolidated Financial Statements.
(7)	Mr. Langhorn’s awards were accelerated in accordance with his resignation.

Outstanding Equity Awards at Fiscal Year End

The following table presents the full amount of the equity awards held by our named executive officers as of December 31, 2022, which consist solely of time-based and performance-based phantom units granted on June 8, 2022 under the LTIP. The awards shown on the table below were the only equity awards held by the named executive officers at the end of the last fiscal year:

			Performance Phantom Unit Awards
			Equity Incentive	Equity Incentive
	Time Phantom Unit Awards		Plan Awards	Plan Awards
	Number of	Market Value of	Number of	Market Value of
	Units That Have	Units That Have	Units That Have	Units That Have
Name	Not Vested (#)(1)	Not Vested ($)(2)	Not Vested (#)(3)	Not Vested ($)(2)
Eric Slifka	69,034	2,400,312	138,068	4,800,624
Gregory B. Hanson	13,807	480,069	27,614	960,139
Mark A. Romaine	27,613	960,104	55,228	1,920,208
Matthew Spencer	8,876	308,619	19,724	617,237
Sean T. Geary	9,862	342,902	17,752	685,803
(1)	Reflects 2022 Time Phantom Unit Awards, which vest over a three-year period, with one-third of the award having vested on January 1, 2023, one-third of the award scheduled to vest on January 1, 2025, and the final one-third of the award scheduled to vest on January 1, 2025.
(2)	The market value of unvested 2022 Performance Phantom Unit Awards and 2022 Time Phantom Unit Awards is calculated based on the closing price of our common units on December 30, 2022 (the last trading day of 2022), which was $34.77. With respect to the 2022 Performance Phantom Unit Awards, the amount shown is based on achievement of 200% of target performance with respect to the applicable performance criteria.
(3)	Reflects the target number of phantom units subject to 2022 Performance Phantom Unit Awards, which vest after a three-year performance period that consists of three one-year performance subperiods, based on the level of achievement with respect to the applicable performance criteria during such period. The number of phantom units earned could range from 0% to 200% of the target number of phantom units subject to each 2022 Performance Phantom Unit Award.

Units Vested in the 2022 Fiscal Year

The following table presents phantom units awarded to the named executive officers that vested during the year ended December 31, 2022:

	Unit Awards
	Number of	Market Value of
	Vested	Vested
Name	Phantom Units (#)	Phantom Units ($)(1)
Eric Slifka	65,512	1,842,853
Gregory B. Hanson	2,388	67,174
Mark A. Romaine	25,365	713,517
Matthew Spencer	4,775	134,321
Sean T. Geary	2,388	67,174
Jez Langhorn	—	—
(1)	The market values of these phantom units shown in the table above were calculated based on the closing price of $28.13 per common unit on August 1, 2022, the vesting date of such phantom units.

Potential Payments upon a Change of Control or Termination

The following tables show potential payments to each of our named executive officers (other than Mr. Langhorn) under contracts, agreements, plans or arrangements, whether written or unwritten (including the employment agreements with each of our named executive officers that were in effect as of December 31, 2022), for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2022 termination date. In addition, amounts reflected in the tables below with respect to LTIP awards were calculated based on the closing price of our common units of $34.77 per unit as of December 30, 2022, which was the last day on which the market was open in 2022.

LTIP Awards. Upon a change of control event, all outstanding phantom units held by our named executive officers that have not otherwise vested automatically will become fully vested, which is reflected appropriately in the tables below.

LTCIP Awards. Certain of our named executive officers were granted a 2022 LTCIP Award, a 2021 LTCIP Award, a 2020 LTCIP Award, a 2019 LTCIP Award and a 2018 LTCIP Award under the LTCIP. Upon a change of control event, the unvested portion of each of the LTCIP Awards held by our named executive officers will become fully vested, which is reflected in the tables below.

Eric Slifka

If Mr. Slifka’s employment is terminated for any reason, he shall be paid (i) all amounts of his base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts, including vacation pay, that may be due to him as of the date of termination (the “Slifka Accrued Obligations”).

If Mr. Slifka’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid (i) the Slifka Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary multiplied by 200%, plus (iii) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%, plus (iv) his interests in the long-term incentive plans, including (a) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the Long-Term Cash Incentive Plan, plus (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Slifka’s employment is terminated by our general partner without “Cause” or by Mr. Slifka for reasons constituting “Constructive Termination,” each as defined in the employment agreement, he shall be paid (i) the Slifka Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary multiplied by 200% (provided, however, that this multiplier shall be 300% if Mr. Slifka terminates his employment for reasons constituting Constructive Termination and such termination occurs within 12 months following a “Change in Control” (as defined in the employment agreement)), plus (iii) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200% (provided, however, that this multiplier shall be 300% if Mr. Slifka terminates his employment for reasons constituting Constructive Termination and such termination occurs within 12 months following a Change in Control), plus (iv) his interests in the long-term incentive plans, including (a) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the Long-Term Cash Incentive Plan, plus (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Slifka’s employment is terminated by our general partner for Cause, Mr. Slifka will be paid the Slifka Accrued Obligations. If Mr. Slifka’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s President and Chief Executive Officer following the expiration of his employment agreement (a “Non-Renewal”), he shall be paid (i) the Slifka Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus the performance-based and discretionary components, if any, of his STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards held by Mr. Slifka automatically shall become fully vested.

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Eric Slifka
Severance Amount	—	4,000,000	4,000,000	4,000,000	6,000,000	2,500,000
LTIP awards	2,400,312	2,400,312	2,400,312	2,400,312	2,400,312	—
LTCIP award	8,600,400	8,600,400	8,600,400	8,600,400	8,600,400	—
Fringe benefits	—	49,267	49,267	49,267	49,267	—
Life insurance benefits	—	500,000	—	—	—	—
Total	11,000,712	15,549,979	15,049,979	15,049,979	17,049,979	2,500,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Slifka would receive payment of (a) 100% of the performance-based component ($500,000), and (b) 0% of the discretionary component associated with his 2022 STIP target amount.

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

If Mr. Hanson’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid or receive (i) the Hanson Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the Long-Term Cash Incentive Plan, plus (v) group health and similar insurance premiums on behalf of his and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Hanson’s employment is terminated by our general partner without “Cause” or by Mr. Hanson for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Hanson shall be paid (i) the Hanson Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the Long-Term Cash Incentive Plan, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Hanson pursuant to Section 4999 of the Code.

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

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards held by Mr. Hanson automatically shall become fully vested.

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Gregory B. Hanson
Severance Amount	—	1,488,000	1,488,000	1,488,000	1,488,000	1,009,500
LTIP awards	480,069	480,069	480,069	480,069	480,069	—
LTCIP award	823,200	823,200	823,200	823,200	823,200	—
Fringe benefits	—	49,267	49,267	49,267	49,267	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,303,269	3,340,536	2,840,536	2,840,536	2,840,536	1,009,500
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Hanson would receive payment of (a) 100% of the performance-based component ($159,500), and (b) 0% of the discretionary component associated with his 2022 STIP target amount.

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

If Mr. Romaine’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid (i) the Romaine Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the Long-Term Cash Incentive Plan, and (v) group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Romaine’s employment is terminated by our general partner without “Cause” or by Mr. Romaine for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Romaine shall be paid (i) the Romaine Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the Long-Term Cash Incentive Plan, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination, and (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Romaine pursuant to Section 4999 of the Code.

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

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards held by Mr. Romaine automatically shall become fully vested.

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Mark A. Romaine
Severance Amount	—	2,300,000	2,300,000	2,300,000	2,300,000	1,437,500
LTIP awards	960,104	960,104	960,104	960,104	960,104	—
LTCIP award	2,265,900	2,265,900	2,265,900	2,265,900	2,265,900	—
Fringe benefits	—	45,275	45,275	45,275	45,275	—
Life insurance benefits	—	500,000	—	—	—	—
Total	3,226,004	6,071,279	5,571,279	5,571,279	5,571,279	1,437,500
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Romaine would receive payment of (a) 100% of the performance-based component ($287,500), and (b) 0% of the discretionary component associated with his 2022 STIP target amount.

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

If Mr. Spencer’s employment is terminated due to his death or disability, he (or his estate, as applicable) will be paid (i) the Spencer Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the Long-Term Cash Incentive Plan, plus (v) group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Spencer’s employment is terminated by our general partner without “Cause” or by Mr. Spencer for reasons constituting “Constructive Termination” (each as defined in the employment agreement), he shall be paid (i) the Spencer Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the Long-Term Cash Incentive Plan, plus (v) group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Spencer pursuant to Section 4999 of the Code.

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

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards held by Mr. Spencer automatically shall become fully vested.

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Matthew Spencer
Severance Amount	—	1,050,000	1,050,000	1,050,000	1,050,000	712,500
LTIP awards	308,619	308,619	308,619	308,619	308,619	—
LTCIP award	1,399,600	1,399,600	1,399,600	1,399,600	1,399,600	—
Fringe benefits	—	45,275	45,275	45,275	45,275	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,708,219	3,303,494	2,803,494	2,803,494	2,803,494	712,500
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Spencer would receive payment of (a) 100% of the performance-based component ($112,500), and (b) 0% of the discretionary component associated with his 2020 STIP target amount.

Sean T. Geary

If Mr. Geary’s employment is terminated for any reason, Mr. Geary shall be paid (i) all amounts of his base salary due and owing up through the date of termination, (ii) all earned, but unpaid, bonuses, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts, including vacation pay, that may be due to his as of the date of termination (the “Geary Accrued Obligations”).

If Mr. Geary’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid or receive (i) the Geary Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the Long-Term Cash Incentive Plan, plus (v) group health and similar insurance premiums on behalf of his and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Geary’s employment is terminated by our general partner without “Cause” or by Mr. Geary for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Geary shall be paid (i) the Geary Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the Long-Term Cash Incentive Plan, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Geary pursuant to Section 4999 of the Code.

If Mr. Geary’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s Chief Legal Officer following the expiration of his employment agreement pursuant to a different employment agreement with our general partner, he shall be paid (i) the Geary Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, and (iii) the performance-based and discretionary components, if any, of his STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards held by Mr. Geary automatically shall become fully vested.

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Sean T. Geary
Severance Amount	—	1,312,000	1,312,000	1,312,000	1,312,000	1,312,000
LTIP awards	342,902	342,902	342,902	342,902	342,902	—
LTCIP award	549,900	549,900	549,900	549,900	549,900	—
Fringe benefits	—	49,267	49,267	49,267	49,267	—
Life insurance benefits	—	500,000	—	—	—	—
Total	892,802	2,754,069	2,254,069	2,254,069	2,254,069	1,312,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Geary would receive payment of (a) 100% of the performance-based component ($140,500), and (b) 0% of the discretionary component associated with his 2022 STIP target amount.

Jez Langhorn

As described above, Mr. Langhorn terminated employment as a result of his resignation effective October 28, 2022. Mr. Langhorn became entitled to receive the following severance payments and benefits as a result of his resignation: (a) a lump sum severance payment in an amount equal to $950,000, which represents 200% of his base salary as of his resignation, (b) an additional payment of $476,000, which represents 200% of his target incentive amount under the 2022 STIP, (c) a lump sum payment in an amount equal to $100,000, which represents the amount approved by the Compensation Committee in respect of his 2022 LTCIP Award, (d) reimbursement for COBRA premiums on behalf of his and his spouse and dependents, if any, for 18 months following the date of his resignation, (e) accelerated vesting of the 7,890 phantom units subject to his 2022 Time Phantom Unit Award and 7,890 phantom units subject to his 2022 Performance Phantom Unit Award, which were settled in cash, and (f) continued payment of his base salary between the date of his resignation and December 31, 2022.

Other Benefits

Pension Benefits

The table below sets forth information regarding the present value as of December 31, 2022 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan.

Pension Benefits at December 31, 2022

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)	Accumulated Benefit ($)	Last Fiscal Year ($)
Eric Slifka	(1)	23	576,658	—
Gregory B. Hanson	—	—	—	—
Mark A. Romaine	(1)	11	203,440	—
Matthew Spencer	—	—	—	—
Sean T. Geary	(1)	4	70,092	—
Jez Langhorn	—	—	—	—

(1)	Global Partners LP Pension Plan

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

Compensation of Directors

The following table sets forth (i) certain information concerning the compensation earned by our directors in 2022, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of 2022:

			Non-Equity
	Fees Earned		Incentive Plan
	or Paid in	Unit	Compensation
Name	Cash ($)	Awards ($)(2)	($)(3)	Total ($)
Richard Slifka	250,000	—	—	250,000
Eric Slifka (1)	—	—	—	—
Jaime Pereira	295,000	123,224	—	418,224
Robert J. McCool	295,000	123,224	413,000	831,224
John T. Hailer	295,000	123,224	208,000	626,224
Robert W. Owens	295,000	123,224	—	418,224
(1)	Mr. Slifka, as an executive officer of our general partner, is otherwise compensated for his services and therefore does not receive any separate compensation for his service as director.
(2)	Amounts reported in this column reflect the grant date fair value, calculated in accordance with FASB ASC Topic 718, of 4,680 phantom units granted to certain of our non-employee directors on October 14, 2022. Each award of phantom units cliff vested in full on January 1, 2023. As of December 31, 2022, each of the following of our non-employee directors held a total of 4,680 unvested phantom units: Messrs. McCool, Hailer, Owens and Pereira.
(3)	Amounts reported in this column reflect amounts earned in 2022 in respect of outstanding LTCIP awards.

Employees of our general partner who also serve as directors do not receive additional compensation. In 2022, directors who are not employees of our general partner (1) received a $250,000 annual cash retainer, and (2) are eligible to participate in the LTIP. In addition, the chair of the (a) audit committee received a $25,000 annual cash retainer; (b) conflicts committee received a $20,000 annual cash retainer; and (c) Compensation Committee received a $20,000 annual cash retainer. Each member of the (x) audit committee received a $15,000 annual cash retainer; (y) conflicts committee received a $10,000 annual cash retainer; and (z) Conflict Committee received a $10,000 annual cash retainer.

Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

On October 14, 2022, Messrs. McCool, Hailer, Owens and Pereira were each granted an award of 4,680 phantom units with distribution equivalent rights. Each of these awards cliff vested as to 100% of the phantom units on January 1, 2023.

On October 22, 2021, Messrs. McCool, Hailer and Owens were awarded LTCIP grants in the amounts of $155,000, $155,000 and $45,000, respectively, in respect of services rendered in 2020. Each such LTCIP award will fully vest as of July 10, 2024, subject to continued service as a director through such date.

On October 5, 2020, each of Messrs. McCool and Hailer was awarded an LTCIP grant in the amount of $128,000 in respect of services rendered in 2019. On December 9, 2022, the Compensation Committee authorized the acceleration of the LTCIP awards, which were paid on December 22, 2022.

On August 7, 2019, Messrs. McCool and Hailer were awarded LTCIP grants in the amounts of $160,000 and $80,000, respectively, in respect of services rendered in 2018. The LTCIP awards fully vested as of August 10, 2022

On March 6, 2019, Mr. McCool was awarded an LTCIP grant in the amount of $125,000 in respect of services rendered in 2017. The LTCIP award fully vested as of March 1, 2022.

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

For 2022, our last completed fiscal year:

●	The median of the annual total compensation of our employees (other than the CEO) was $25,594; and
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $11,496,596.
●	Based on this information, for 2022, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 449 to 1.

To put this into context, approximately 79% of our employee population consists of convenience store employees, approximately 42% of whom are employed on a part-time basis. Our part-time employees who work less than thirty hours per week receive (i) wages, and (ii) if eligible, sick time and/or 401(k) benefits, but are not eligible for vacation or other fringe benefits. In comparison, if we were to only look at our non-convenience store employee population, the median employee would be employed on a full-time basis, with a total annual compensation of $91,486 in 2022. The ratio of the annual total compensation of our CEO to this median employee was reasonably estimated to be 126 to 1.

To identify the median of the annual total compensation of all of our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	We determined that, as of December 31, 2022, our employee population consisted of approximately 4,310 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary (including seasonal) employees. We selected December 31, 2022 as identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
●	We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, bonuses and equity awards, if any, reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2022.
●	We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.
●	After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2022 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $91,486.
●	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of February 21, 2023 the beneficial ownership of common units representing limited partner interests in Global Partners LP held by certain beneficial owners of more than five percent (5%) of the common units, by each director and named executive officer of Global GP LLC, the general partner of Global Partners LP (“General Partner”) and by all directors and executive officers of our General Partner as a group:

		Percentage
	Common	of Common
	Units	Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
Invesco Ltd. (2)	4,957,060	14.6%
Richard Slifka (3)(4)(8)	2,687,237	7.9%
Alfred A. Slifka 1990 Trust Under Article II-A (8)	1,841,748	5.4%
Eric Slifka (5)(6)(7)(8)	3,443,524	10.1%
Global GP LLC (8)	9,791	*
Mark Romaine	97,079	*
Gregory B. Hanson	14,353	*
Matthew Spencer	16,453	*
Sean T. Geary	14,966	*
Robert J. McCool	41,289	*
John T. Hailer	4,680	*
Jaime Pereira	4,680	*
Robert W. Owens	7,580	*
All directors and executive officers as a group (10 persons)	6,322,050	18.6%

*      Less than 1%

(1)	The address for each person or entity listed other than Invesco Ltd. is P.O. Box 9161, 800 South Street, Suite 500, Waltham, Massachusetts 02454-9161.
(2)

According to a Schedule 13G/A filed on February 3, 2023, Invesco Ltd., in its capacity as a parent holding company to its investment advisers, has sole voting and dispositive power over 4,957,060 common units that it may be deemed to beneficially own and which are held of record by clients of Invesco Ltd. Invesco Advisers, Inc. is a subsidiary of Invesco Ltd. and it advises (i) the Invesco SteelPath MLP Select 40 Fund, which owns 5.30% of the common units outstanding, and (ii) the Invesco SteelPath MLP Income Fund, which owns 9.19% of the common units outstanding. However, no one individual has greater than 5% economic ownership. The shareholders of the Fund have the right to receive or the power to direct the receipt of dividends and proceeds from the sale of such securities. The address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

(3)	Richard Slifka has sole voting and investment power with respect to and, therefore, may be deemed to beneficially own, the common units owned by Chelsea Terminal Limited Partnership.
(4)

Richard Slifka is the trustee of a voting trust with sole voting and investment power with respect to common units owned by Larea Holdings II LLC. Richard Slifka may, therefore, be deemed to beneficially own, the common units held by Larea Holdings II LLC.

(5)

Eric Slifka has sole voting and investment power with respect to the common units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the common units held by Larea Holdings LLC.

(6)	Beneficially owned common unit amounts for Eric Slifka include the common units held in certain family trusts for the benefit of Eric Slifka’s children, for which Eric Slifka is the sole trustee.
(7)

The trustees of the Alfred A. Slifka 1990 Trust Under Article II-A are Eric Slifka and his two siblings. Eric Slifka has been delegated sole voting and investment authority over the common units owned by the Alfred A. Slifka 1990 Trust Under Article II-A, and therefore may be deemed to beneficially own those common units.

(8)

Purchased by our general partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees. Effective February 9, 2023, AAS93 LLC, a Delaware limited liability company of which Eric Slifka is the sole Managing Director, and RS 2012 LLC, a Delaware limited liability company of which Richard Slifka is the sole Managing Director, control Global GP LLC, and thus Eric Slifka and Richard Slifka may be deemed to beneficially own the common units owned by Global GP LLC.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2022:

Number of securities
	Number of Securities			remaining available for
	to be issued		Weighted average	future issuance under
	upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	344,511	(1)	—	2,838,132
Equity compensation plans not approved by security holders	—		—	—
Total	344,511	(1)	—	2,838,132

(1)	Includes 86,125 units for the outstanding portions of the time-based 2022 NEO LTIP (RSU) awards, plus 258,386 units for the 2022 NEO Performance LTIP Awards. The number of units reserved for the 2022 NEO Performance LTIP Awards is calculated using 200% of the 129,193 target phantom units granted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of February 21, 2023, affiliates of our general partner, including directors and executive officers of our general partner, owned 6,322,050 common units representing 18.6% of the common units. In addition, our general partner owns a 0.67% general partner interest in us.

The Trustees of the Alfred A. Slifka 1990 Trust Under Article II-A (the “AS Article II-A Trust”) include our President, Chief Executive Officer and Vice Chair of the board, Eric Slifka, and his siblings. Mr. Eric Slifka’s siblings have delegated to Eric Slifka voting control over the Global Partners LP securities held by the AS Article II-A Trust. On February 9, 2023, the AS Article II-A Trust transferred its interests in our general partner to AAS93 LLC, a Delaware limited liability company of which Eric Slifka is the sole Managing Director.

Steven McCool, the son of Robert J. McCool, one of our independent directors, is an employee of Global GP LLC. During our fiscal year ended December 31, 2022, his total compensation earned was approximately $209,000.

In September 2021, Andrew Slifka, the son of our Chair of the board, Richard Slifka, and the first cousin of our President, Chief Executive Officer and Vice-Chair of the board, Eric Slifka, resigned from his employment with Global GP LLC. During calendar year 2022, Mr. Andrew Slifka received “garden leave” payments pursuant to the non-competition provisions contained in his employment agreement with Global GP LLC in the aggregate amount of $237,500.

Eric Slifka owns a 20% interest in an entity which leases real property located in Vineyard Haven, Massachusetts to our subsidiary, Drake Petroleum Company, Inc., for the operation of a gasoline station and convenience store. We paid this entity aggregate payments totaling approximately $194,400 during calendar year 2022.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 99.33% to the common unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 6,322,050 common units and 0.67% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.67% of the distributions above the highest target level.

On February 14, 2023, we made a distribution payment of $1.5725 per unit to the common unitholders, consisting of a $0.6350 quarterly distribution and a $0.9375 one-time special distribution. Our general partner waived its incentive distribution rights with respect to the one-time special component of the distribution.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding common units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $11.7 million on their common units and $0.4 million on the 0.67% general partner interest.

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

Pursuant to Eric Slifka’s employment agreement with our general partner, Eric Slifka agreed, for himself and his affiliates, to not work (as an employee, consultant, advisor, director or otherwise), engage in, acquire or invest in any of the following businesses: (1) the wholesale or retail marketing, sale, distribution and transportation of refined petroleum products, crude oil, renewable fuels (including ethanol and biofuels), and natural gas liquids (including ethane, butane, propane and condensates); (2) the storage of refined petroleum products and/or any of the other products identified in clause (1) above in connection with any of the activities described in said clause (1); (3) the retail sale of convenience store items and sundries and related food service, whether or not related to the retail sale of refined petroleum products including, without limitation, gasoline; (4) bunkering; and (5) any other business in which the general partner or its affiliates (a) becomes engaged during the period that Eric Slifka is employed by the general partner or any of its affiliates, or (b) is preparing to become engaged as of the time that Eric Slifka’s employment with the general partner or any of its affiliates ends and, with respect to parts (a) and (b) of this clause (5), Eric Slifka has participated in or obtained Confidential Information about such business or anticipated business. Eric Slifka further agreed to not directly or indirectly solicit any employees, contractors, vendors, suppliers or customers of the general partner or any of its affiliates to cease to be employed by or otherwise do business with the general partner or any of its affiliates, or to reduce the same. The foregoing noncompetition and nonsolicitation restrictions may be waived only by the conflicts committee of the general partner’s board of directors. Eric Slifka’s noncompetition and nonsolicitation obligations survive for one year following the termination of his employment for any reason other than death or the termination of his employment by the general partner without Cause (as defined in his employment agreement). In consideration for his noncompetition obligations, the general partner shall pay to Eric Slifka a total payment equal to fifty percent (50%) of his highest annualized Base Salary (as defined in his employment agreement) within the two years preceding termination; provided, that the general partner shall have no obligation to make such payment in the event that Eric Slifka breaches any of the terms of his noncompetition obligations.

In addition, Eric Slifka’s employment agreement includes, and Eric Slifka agreed to, a confidentiality provision, which generally will continue for two years following Eric Slifka’s termination of employment.

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

Revere Terminal Disposition

On January 14, 2015, we acquired our terminal located in Boston Harbor in Revere, Massachusetts (the “Revere Terminal”) from affiliates of the Slifka family (the “Initial Sellers”) for a purchase price of approximately $23.7 million.

On June 28, 2022, we sold the Revere Terminal to Revere MA Owner LLC (the “Revere Buyer”), a third party not affiliated with us, for a purchase price of $150.0 million in cash. In connection with closing under the purchase agreement between us and the Revere Buyer, we entered into a leaseback agreement with the Revere Buyer pursuant to which we lease back key infrastructure at the Revere Terminal, including certain tanks, dock access rights, and loading rack infrastructure, to allow us to continue business operations at the Revere Terminal. The term of the leaseback agreement, including all renewal options exercisable at our election, could extend through September 30, 2039.

Pursuant to the terms of the purchase agreement entered into with the Initial Sellers in 2015, the Initial Sellers are entitled to an amount equal to fifty percent of the net proceeds (as defined in the 2015 purchase agreement) (the “Initial Sellers Share”) from the sale of the Revere Terminal to the Revere Buyer. At the time of the 2022 closing, the preliminary calculation of the Initial Sellers Share was approximately $44.3 million, which amount is subject to future revisions. The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under our current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, will occur upon the expiration of such storage contract. To date, there have been no payments of additional net proceeds from the 2022 sale of the Revere Terminal relating to the final calculation of the Initial Sellers Share, as adjusted for such shared expenses and potential operating losses or profits.

Please read Note 17, “Related-Party Transactions,” of Notes to Consolidated Financial Statements included elsewhere in this report for additional information on the sale of the Revere Terminal.

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

Director Independence

Please read Part III, Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Boston, Massachusetts (PCAOB ID: 42), Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2022 and 2021 calendar years. The audit committee’s charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

Pre-approved fees to Ernst & Young LLP for the fiscal years ended December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Audit Fees (1)	$4,113	$3,925
Audit-Related Fees (2)	178	125
Tax Fees (3)	1,062	1,108
All other fees (4)	3	3
Total	$5,356	$5,161
(1)	Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young’s audits of the effectiveness of our internal control over financial reporting at December 31, 2022 and 2021.
(2)	Represents fees for assurance and related services and consists primarily of audits of employee benefit plans.
(3)	Tax fees included tax planning and tax return preparation.
(4)	Represents fees for an accounting research tool subscription.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are included with the filing of this Annual Report:
1.	Financial statements—See “Index to Financial Statements” on page F-1.
2.	Financial statement schedules—Financial statement schedules have been omitted as they are not required, not applicable or otherwise included in the consolidated financial statements or notes thereto.
3.	Exhibits—The following is a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.
Exhibit Number		Description
2.1#	—

Agreement of Purchase and Sale dated as of January 14, 2015 between Global Revco Dock, L.L.C, Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 21, 2015).

2.2	—

Purchase and Sale Agreement, dated as of November 24, 2021, by and between Global Companies LLC, as Seller, and Revere MA Owner LLC, as Buyer (incorporated herein by reference to Exhibit 2.2 to the Annual Report on Form 10-K filed on February 28, 2022).

2.3#	—

Purchase and Sale Agreement, dated as of December 9, 2020, by and between Consumers Petroleum of Connecticut, Incorporated, Putling Greens I, LLC, Wheels of CT, Inc., CPCI, LLC and Wiehl Estate, LLC, as collective Seller, and Global Partners LP, as Buyer (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 31, 2022).

2.4#*	—	Equity Purchase Agreement, dated as of December 15, 2022, by and between Gulf Oil Limited Partnership, as Seller, and Global Partners LP, as Buyer.
3.1	—	Certificate of Limited Partnership of Global Partners LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on May 10, 2005).
3.2	—

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

10.2††	—

Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 5, 2020).

10.3	—

Business Opportunity Agreement dated March 1, 2012, by and among Alfred A. Slifka, Richard Slifka and Global Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2012).

10.4˄*	—	Global Partners LP Long-Term Incentive Plan (as Amended and Restated Effective June 22, 2012 and further amended as of June 22, 2022).
10.5˄	—	Form of Phantom Unit Agreement (Cash Settlement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 6, 2015).
10.6†††	—

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

10.7˄	—	Global Partners LP 2018 Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2018).
10.8	—

First Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018).

10.9	—

Second Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2018).

10.10˄	—	Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-K filed on November 7, 2019).
10.11	—

Third Amendment to Third Amended and Restated Credit Agreement and First Amendment to Third Amended and Restated Security Agreement, dated as of April 19, 2019 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 9, 2019).

10.12	—	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2020).
10.13	—	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of May 5, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2021).
10.14	—	Slifka Entities Services Agreement, effective as of January 1, 2021 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 7, 2021).

10.15	—	Sixth Amendment to Third Amended and Restated Credit Agreement, dated March 9, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2022).
10.16	—	Seventh Amendment to Third Amended and Restated Credit Agreement, dated March 30, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2022).
10.17˄	—	Employment Agreement by and between Global GP LLC and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2022).
10.18˄	—	Employment Agreement by and between Global GP LLC and Gregory B. Hanson (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 13, 2022).
10.19˄	—	Employment Agreement by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 13, 2022).
10.20˄	—	Employment Agreement by and between Global GP LLC and Matthew Spencer (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 13, 2022).
10.21˄	—	Employment Agreement by and between Global GP LLC and Jeremy Langhorn (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 13, 2022).
10.22˄	—	Employment Agreement by and between Global GP LLC and Sean T. Geary (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 13, 2022).
10.23˄	—

Form of Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 5, 2022).

10.24˄	—

Form of Performance Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 5, 2022).

10.25˄	—

Separation Agreement and General Release of Claims by and between Global GP LLC and Jeremy Langhorn (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2022).

10.26˄	—

Form of Phantom Unit Award Agreement for Independent Directors under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 4, 2022).

10.27	—	Eighth Amendment to Third Amended and Restated Credit Agreement, dated February 2, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2023).
21.1*	—	List of Subsidiaries of Global Partners LP.
22.1*	—	List of Subsidiary Guarantors and Co-Issuer of Global Partners LP
23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

˄     Management contract or compensatory plan or arrangement.

#     Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Partnership undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

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

Global Partners LP
	By:	Global GP LLC,
its general partner
Dated: February 27, 2023		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2023.

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
Jaime Pereira

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Partners LP (the Partnership) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

Valuation of Physical Forward Derivative Contracts
Description of the Matter

As described in Note 2, Note 10 and Note 11 to the financial statements, the Partnership enters into different commodity contracts that qualify as derivative instruments. These include physical forward purchase and sale contracts and are accounted at fair value. These contracts are considered Level 2 derivative instruments under the fair value hierarchy as inputs used to determine fair value are not quoted prices in active markets. As of December 31, 2022, derivative assets of $19.8 million and derivative liabilities of $17.7 million were recorded for physical forward derivative contracts based on Level 2 fair value measurements.

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

February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on Internal Control Over Financial Reporting

We have audited Global Partners LP's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2022, and the related notes of the Partnership and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2023

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$4,040	$10,849
Accounts receivable, net (less allowance of $3,062 and $2,741 at December 31, 2022 and 2021, respectively)	478,837	411,194
Accounts receivable-affiliates	2,380	1,139
Inventories	566,731	509,517
Brokerage margin deposits	23,431	33,658
Derivative assets	19,848	11,652
Prepaid expenses and other current assets	73,992	87,076
Total current assets	1,169,259	1,065,085
Property and equipment, net	1,218,171	1,099,348
Right of use assets, net	288,142	280,284
Intangible assets, net	26,854	26,014
Goodwill	427,780	328,135
Other assets	30,679	32,299
Total assets	$3,160,885	$2,831,165
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$530,940	$353,296
Working capital revolving credit facility-current portion	153,400	204,700
Lease liability-current portion	64,919	62,352
Environmental liabilities-current portion	4,606	4,642
Trustee taxes payable	42,972	44,223
Accrued expenses and other current liabilities	156,964	138,733
Derivative liabilities	17,680	31,654
Total current liabilities	971,481	839,600
Working capital revolving credit facility-less current portion	—	150,000
Revolving credit facility	99,000	43,400
Senior notes	741,015	739,310
Long-term lease liability-less current portion	231,427	228,203
Environmental liabilities-less current portion	64,029	48,163
Financing obligations	141,784	144,444
Deferred tax liabilities	66,400	56,817
Other long-term liabilities	57,305	53,461
Total liabilities	2,372,441	2,303,398
Commitments and contingencies (see Note 12)
Partners’ equity
Series A preferred limited partners (2,760,000 units issued and outstanding at December 31, 2022 and 2021)	67,226	67,226
Series B preferred limited partners (3,000,000 units issued and outstanding at December 31, 2022 and 2021)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,937,519 outstanding at December 31, 2022 and 33,995,563 units issued and 33,953,227 outstanding at December 31, 2021)	648,956	392,086
General partner interest (0.67% interest with 230,303 equivalent units outstanding at December 31, 2022 and 2021)	406	(1,948)
Accumulated other comprehensive loss	(449)	(1,902)
Total partners’ equity	788,444	527,767
Total liabilities and partners’ equity	$3,160,885	$2,831,165

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2022	2021	2020
Sales	$18,877,886	$13,248,277	$8,321,599
Cost of sales	17,780,237	12,529,014	7,600,461
Gross profit	1,097,649	719,263	721,138
Costs and operating expenses:
Selling, general and administrative expenses	263,112	212,878	192,533
Operating expenses	445,271	353,582	323,298
Amortization expense	8,851	10,711	10,839
Net (gain) loss on sale and disposition of assets	(79,873)	(506)	275
Long-lived asset impairment	—	380	1,927
Total costs and operating expenses	637,361	577,045	528,872
Operating income	460,288	142,218	192,266
Interest expense	(81,259)	(80,086)	(83,539)
Loss on early extinguishment of debt	—	—	(7,164)
Income before income tax (expense) benefit	379,029	62,132	101,563
Income tax (expense) benefit	(16,822)	(1,336)	119
Net income	362,207	60,796	101,682
Net loss attributable to noncontrolling interest	—	—	528
Net income attributable to Global Partners LP	362,207	60,796	102,210
Less: General partner’s interest in net income, including incentive distribution rights	7,138	3,581	1,399
Less: Preferred limited partner interest in net income	13,852	12,209	6,728
Net income attributable to common limited partners	$341,217	$45,006	$94,083
Basic net income per common limited partner unit	$10.06	$1.33	$2.77
Diluted net income per common limited partner unit	$10.02	$1.31	$2.74
Basic weighted average common limited partner units outstanding	33,935	33,942	33,907
Diluted weighted average common limited partner units outstanding	34,044	34,278	34,308

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$362,207	$60,796	$101,682
Other comprehensive income (loss):
Change in fair value of cash flow hedges	—	(7,082)	7,082
Change in pension liability	1,453	3,580	(406)
Total other comprehensive income (loss)	1,453	(3,502)	6,676
Comprehensive income	363,660	57,294	108,358
Comprehensive loss attributable to noncontrolling interest	—	—	528
Comprehensive income attributable to Global Partners LP	$363,660	$57,294	$108,886

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$362,207	$60,796	$101,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,796	102,241	100,135
Amortization of deferred financing fees	5,432	5,031	5,241
Bad debt expense	131	(51)	710
Unit-based compensation expense	2,700	707	1,077
Write-off of financing fees	—	365	667
Net (gain) loss on sale and disposition of assets	(79,873)	(506)	275
Long-lived asset impairment	—	380	1,927
Loss on early extinguishment of debt	—	—	7,164
Deferred income taxes	9,583	599	13,339
Changes in operating assets and liabilities:
Accounts receivable	(67,774)	(183,826)	185,168
Accounts receivable-affiliate	(1,241)	1,271	5,413
Inventories	(52,086)	(123,889)	65,588
Broker margin deposits	10,227	(11,997)	12,805
Prepaid expenses, all other current assets and other assets	14,043	24,618	(35,495)
Accounts payable	177,644	145,423	(165,513)
Trustee taxes payable	(1,251)	7,625	(6,334)
Change in derivatives	(22,170)	24,503	(12,635)
Accrued expenses, all other current liabilities and other long-term liabilities	17,628	(3,072)	31,312
Net cash provided by operating activities	479,996	50,218	312,526
Cash flows from investing activities
Acquisitions	(256,246)	(18,034)	—
Capital expenditures	(106,797)	(101,717)	(76,333)
Seller note issuances	(1,664)	(1,690)	(1,608)
Proceeds from sale of property and equipment, net	128,514	6,391	8,213
Net cash used in investing activities	(236,193)	(115,050)	(69,728)
Cash flows from financing activities
Net proceeds from issuance of Series B preferred units	—	72,167	—
Net (payments on) borrowings from working capital revolving credit facility	(201,300)	170,300	(139,500)
Net borrowings from (payments on) revolving credit facility	55,600	(78,600)	(70,700)
Proceeds from senior notes, net	—	—	344,750
Repayment of senior notes	—	—	(306,501)
Repurchase of common units	(2,898)	(3,772)	(291)
LTIP units withheld for tax obligations	(1,559)	(2,209)	(277)
Noncontrolling interest capital contribution	—	—	400
Acquisition of noncontrolling interest	—	—	(1,650)
Distributions to limited partners and general partner	(100,455)	(91,919)	(71,357)
Net cash (used in) provided by financing activities	(250,612)	65,967	(245,126)
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(6,809)	1,135	(2,328)
Cash and cash equivalents at beginning of year	10,849	9,714	12,042
Cash and cash equivalents at end of year	$4,040	$10,849	$9,714
Supplemental information
Cash paid during the year for interest	$60,910	$54,709	$58,638
Net cash paid (received) during the year for income taxes	$8,053	$(14,779)	$(1,463)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Partners' Equity
	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other		Total
	Limited	Limited	Limited	Partner	Comprehensive	Noncontrolling	Partners’
	Partners	Partners	Partners	Interest	Income (Loss)	Interest	Equity
Balance at December 31, 2019	$67,226	$—	$398,535	$(2,620)	$(5,076)	$1,174	$459,239
Net income (loss)	6,728	—	94,083	1,399	—	(528)	101,682
Noncontrolling interest capital contribution	—	—	—	—	—	400	400
Acquisition of noncontrolling interest	—	—	(604)	—	—	(1,046)	(1,650)
Distributions to limited partners and general partner	(6,728)	—	(63,826)	(948)	—	—	(71,502)
Unit-based compensation	—	—	1,077	—	—	—	1,077
Other comprehensive income	—	—	—	—	6,676	—	6,676
Repurchase of common units	—	—	(291)	—	—	—	(291)
LTIP units withheld for tax obligations	—	—	(277)	—	—	—	(277)
Dividends on repurchased units	—	—	145	—	—	—	145
Balance at December 31, 2020	67,226	—	428,842	(2,169)	1,600	—	495,499
Issuance of Series B preferred units	—	72,167	—	—	—	—	72,167
Net income	6,728	5,481	45,006	3,581	—	—	60,796
Distributions to limited partners and general partner	(6,728)	(5,343)	(77,339)	(3,360)	—	—	(92,770)
Unit-based compensation	—	—	707	—	—	—	707
Other comprehensive loss	—	—	—	—	(3,502)	—	(3,502)
Repurchase of common units	—	—	(3,772)	—	—	—	(3,772)
LTIP units withheld for tax obligations	—	—	(2,209)	—	—	—	(2,209)
Dividends on repurchased units	—	—	851	—	—	—	851
Balance at December 31, 2021	67,226	72,305	392,086	(1,948)	(1,902)	—	527,767
Net income	6,728	7,124	341,217	7,138	—	—	362,207
Distributions to limited partners and general partner	(6,728)	(7,124)	(81,928)	(4,784)	—	—	(100,564)
Unit-based compensation	—	—	2,700	—	—	—	2,700
Other comprehensive income	—	—	—	—	1,453	—	1,453
Repurchase of common units	—	—	(2,898)	—	—	—	(2,898)
LTIP units withheld for tax obligations	—	—	(1,559)	—	—	—	(1,559)
Distribution equivalent rights	—	—	(771)	—	—	—	(771)
Dividends on repurchased units	—	—	109	—	—	—	109
Balance at December 31, 2022	$67,226	$72,305	$648,956	$406	$(449)	$—	$788,444

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of December 31, 2022, the Partnership had a portfolio of 1,673 owned, leased and/or supplied gasoline stations, including 353 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of December 31, 2022, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,322,050 common units, representing a 18.6% limited partner interest.

COVID-19

The presence of COVID-19 was felt in the Partnership’s corporate offices, at its retail sites and terminal locations and in the global supply chain. Although the impact of COVID-19 has significantly declined to date, the Partnership continues to monitor its impacts while providing essential products and services, prioritizing the safety of the Partnership’s employees, customers and vendors in the communities where it operates.

Recent Event

On February 2, 2023, the Partnership and certain of its subsidiaries entered into the eighth amendment to the third amended and restated credit agreement which, among other things, permits the Partnership to request up to two reallocations per calendar year of the lending commitments among its facilities under the credit agreement. See Note 9 for additional information.

2022 Events

Purchase Agreement—On December 15, 2022, the Partnership entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Gulf Oil Limited Partnership pursuant to which the Partnership will acquire all the issued and outstanding equity interests of New Haven NewCo, Woodbury NewCo, Portland NewCo, Linden NewCo and Chelsea NewCo, each as defined in the Purchase Agreement (collectively, the “Target Companies”). The purchase price is approximately $273.0 million in cash, subject to certain customary adjustments to, primarily, take into account the actual amount of certain assets and liabilities of the Target Companies as of the closing date. The Target Companies each will contain all of the assets exclusively related to the ownership and operation of, and the receipt, storage and throughput of refined products at certain operating, refined-products terminals located in New Haven, CT, Thorofare, NJ,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Portland, ME, Linden, NJ and Chelsea, MA. The five terminals have an aggregate storage capacity of approximately 3.9 million barrels. The acquisition is expected to close in the first half of 2023 subject to regulatory approvals and other customary closing conditions. The Partnership expects to finance the transaction with borrowings under its revolving credit facility.

Acquisitions—On September 20, 2022, the Partnership acquired substantially all of the assets of Tidewater Convenience, Inc. (“Tidewater”). On February 1, 2022, the Partnership acquired substantially all of the retail motor fuel assets of Miller Oil Co., Inc. (“Miller Oil”). On January 25, 2022, the Partnership acquired substantially all of the assets of Connecticut-based Consumers Petroleum of Connecticut, Incorporated (“Consumers Petroleum”). See Note 3 for additional information on these acquisitions.

Sale of the Revere Terminal—On June 28, 2022, the Partnership completed the sale of its terminal located on Boston Harbor in Revere, Massachusetts for a purchase price of $150.0 million in cash. See Note 17 for additional information.

Amendments to the Credit Agreement—On March 9, 2022, the Partnership and certain of its subsidiaries entered into the sixth amendment to the third amended and restated credit agreement (the “Sixth Amendment”) which, among other things, increased the total aggregate commitment to $1.55 billion. On March 30, 2022, the Partnership and certain of its subsidiaries entered into the seventh amendment to the third amended and restated credit agreement (the “Seventh Amendment”) which, among other things, refreshed the accordion feature under the credit agreement. See Note 9 for additional information on the credit agreement.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The financial results of Tidewater, Miller Oil and Consumers Petroleum since each respective acquisition date are included in the accompanying consolidated statement of operations for the year ended December 31, 2022. The accompanying consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

Noncontrolling Interest

The Partnership acquired a 60% interest in Basin Transload, LLC (“Basin Transload”) on February 1, 2013. In connection with the terms of an agreement between the Partnership and the minority members of Basin Transload on September 29, 2020, the Partnership acquired the minority members’ collective 40% interest in Basin Transload.

Amounts pertaining to the noncontrolling ownership interest held by third parties in the operating results of the Partnership are reported as a noncontrolling interest in the accompanying consolidated statement of operations for the year ended December 31, 2020.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2022 and 2021, substantially all of the Partnership’s accounts receivable were classified as current assets and there were no non-standard payment terms.

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

Based on an aging analysis at December 31, 2022, approximately 98% of the Partnership’s accounts receivable were outstanding less than 30 days.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in the credit loss allowance for the years ended December 31 (in thousands):

			Write-offs
	Balance at	Current	Charged		Balance
	Beginning	Period	Against Allowance	Recoveries	at End
Description	of Period	Provision	for Credit Losses	Collected	of Period
Year ended December 31, 2022
Credit loss allowance—accounts receivable	$2,741	$256	$(156)	$221	$3,062
Year ended December 31, 2021
Credit loss allowance—accounts receivable	$2,555	$(51)	$(18)	$255	$2,741
Year ended December 31, 2020
Credit loss allowance—accounts receivable	$2,729	$710	$(1,054)	$170	$2,555

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

Inventories consisted of the following at December 31 (in thousands):

	2022	2021
Distillates: home heating oil, diesel and kerosene	$205,076	$244,067
Gasoline	160,386	123,824
Gasoline blendstocks	51,900	50,599
Crude oil	2,248	3,678
Residual oil	112,457	60,286
Renewable identification numbers (RINs)	5,098	4,218
Convenience store inventory	29,566	22,845
Total	$566,731	$509,517

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $2.3 million and $1.3 million at December 31, 2022 and 2021, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $24.3 million and $20.6 million at December 31, 2022 and 2021, respectively. Exchange transactions are valued using current carrying costs.

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

Goodwill and Long-Lived Asset Impairment

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Partnership has concluded that its operating segments are also its reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with the Partnership’s disposition activities of Gasoline Distribution and Station Operation (“GDSO”) sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” The GDSO reporting unit’s goodwill that was derecognized related to the disposition of sites that met the definition of a business was $5.5 million, $0.6 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively (see Note 8).

All of the Partnership’s goodwill is allocated to the GDSO segment. During 2022, 2021 and 2020, the Partnership completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro-economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on the Partnership’s assessment, no impairment was identified.

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

In 2022, the Partnership recognized no impairment charges. In 2021, the Partnership recognized an impairment charge primarily relating to certain developmental assets for raze and rebuilds in the amount of $0.4 million which was allocated to the GDSO segment. In 2020, the Partnership recognized an impairment charge relating to certain right-of-use assets in the amount of $1.9 million, of which $1.7 million was allocated to the Wholesale segment and $0.2 million was allocated to the GDSO segment.

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

The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. See Notes 15 and 24.

.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs. The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory requirements for UST removal or policy. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Partnership had approximately $10.1 million and $8.7 million in total asset retirement obligations at December 31, 2022 and 2021, respectively, which are included in other long-term liabilities in the accompanying consolidated balance sheets.

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

In addition, the Partnership is party to three master unitary lease agreements in connection with (i) the June 2015 acquisition of retail gasoline stations from Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the June 2016 sale of real property assets at 30 gasoline stations and convenience stores that did not meet the criteria for sale accounting. These transactions are accounted for as financing obligations in accordance with ASC 842, “Leases,” (“ASC 842”) (see Note 9).

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

The Partnership has elected the package of practical expedients permitted under ASC 842 which, among other things, allows the Partnership to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Partnership recognizes lease expense for these leases on a straight-line basis over the lease term.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

One of the Partnership’s wholly owned subsidiaries, GMG, is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG. The after-tax earnings of GMG are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for GMG. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. See Note 14.

Concentration of Risk

Financial instruments that potentially subject the Partnership to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, firm commitments and, under certain circumstances, futures contracts, forward fixed price contracts, options and swap agreements which may be used to hedge commodity and interest rate risks. The Partnership provides credit in the normal course of its business. The Partnership performs ongoing credit evaluations of its customers and provides for credit losses based on specific information and historical trends. Credit risk on trade receivables is minimized as a result of the Partnership’s large customer base. Losses have historically been within management’s expectations. See Note 10 for a discussion regarding risk of credit loss related to futures contracts, forward fixed price contracts, options and swap agreements. The Partnership’s wholesale and commercial customers of refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane are located primarily in the Northeast. The Partnership’s retail gasoline stations and directly operated convenience stores are also located primarily in the Northeast.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth quarters of the calendar year. These factors may result in fluctuations in the Partnership’s quarterly operating results.

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the years ended December 31:

	2022	2021	2020
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	67%	72%	70%
Distillates (home heating oil, diesel and kerosene) and residual oil sales	30%	24%	24%
Crude oil sales and crude oil logistics revenue	—%	1%	1%
Convenience store and prepared food sales, rental income and sundries	3%	3%	5%
Total	100%	100%	100%

The following table presents the Partnership’s product margin (product sales minus product costs) by segment as a percentage of the consolidated product margin for the years ended December 31:

	2022	2021	2020
Wholesale segment	24%	17%	23%
Gasoline Distribution and Station Operations segment	72%	81%	75%
Commercial segment	4%	2%	2%
Total	100%	100%	100%

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 10, “Derivative Financial Instruments,” for additional information.

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

See Note 11, “Fair Value Measurements,” for additional information.

Accounting Standards or Updates Recently Adopted

There have been no recently issued accounting standards that are expected to have a material impact on the Partnership’s consolidated financial statements.

Note 3. Business Combinations

Acquisition of Tidewater Convenience, Inc.—On September 20, 2022, the Partnership acquired substantially all of the assets of Tidewater in a cash transaction. The acquisition includes 14 company-operated Tidewater convenience stores and 1 fuel site, all located in Virginia. The purchase price was approximately $40.3 million, including inventory. The acquisition was funded with borrowings under the Partnership’s revolving credit facility.

The preliminary fair values of the assets acquired and liabilities assumed as of September 20, 2022, the acquisition date, are set forth in the table below. The excess of the purchase price over the aggregate acquisition date value of identifiable net assets acquired was recorded as goodwill and assigned to the GDSO segment. Substantially all of the goodwill is expected to be deductible for tax purposes. These preliminary acquisition date values were generally determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the acquisition accounting is not complete, and additional information that existed at the acquisition date may become known to the Partnership during the remainder of the measurement period. The Partnership is still in the process of valuing the assets acquired of Tidewater, including inventory, property and equipment and right of use assets, and liabilities.

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$1,004
Property and equipment	28,653
Right of use assets	638
Total identifiable assets purchased	30,295
Liabilities assumed:
Accrued expenses and other current liabilities	(908)
Environmental liabilities	(2,154)
Lease liability	(508)
Other non-current liabilities	(3,056)
Total liabilities assumed	(6,626)
Net identifiable assets acquired	23,669
Goodwill	16,651
Net assets acquired	$40,320

The fair values of the remaining assets and liabilities noted above approximate their carrying values at September 20, 2022, the acquisition date.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the acquisition, the Partnership incurred acquisition costs of approximately $0.6 million during 2022, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Revenues included in the Partnership’s consolidated operating results for Tidewater from September 30, 2022, the acquisition date, through December 31, 2022 amounted to $19.9 million.

Acquisition of Miller Oil Co., Inc.—On February 1, 2022, the Partnership acquired substantially all of the retail motor fuel assets of Miller Oil in a cash transaction. The acquisition includes 21 company-operated Miller’s Neighborhood Market convenience stores and 2 fuel sites that are either owned or leased, including lessee dealer and commissioned agent locations, all located in Virginia, and 34 fuel supply only sites, primarily in Virginia. The purchase price was approximately $60.1 million, including inventory. The acquisition was funded with borrowings under the Partnership’s revolving credit facility.

The final fair values of the assets acquired and liabilities assumed as of February 1, 2022, the acquisition date, are set forth in the table below. The excess of the purchase price over the aggregate acquisition date value of identifiable net assets acquired was recorded as goodwill and assigned to the GDSO segment. Substantially all of the goodwill is expected to be deductible for tax purposes.

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

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts that are being amortized over three to eight years. Amortization expense related to the intangible assets was $0.9 million for

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2022.

In connection with the acquisition, the Partnership incurred acquisition costs of approximately $1.0 million during 2022, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Revenues included in the Partnership’s consolidated operating results for Miller Oil from February 1, 2022, the acquisition date, through December 31, 2022 amounted to $181.6 million.

Acquisition of Consumers Petroleum of Connecticut Incorporated—On January 25, 2022, the Partnership acquired substantially all of the assets of Consumers Petroleum in a cash transaction. The acquisition includes 26 company-owned Wheels convenience stores and related fuel operations located in Connecticut and 22 fuel-supply only sites located in Connecticut and New York. The purchase price, subject to post-closing adjustments, was approximately $154.7 million, including inventory. The acquisition was funded with borrowings under the Partnership’s revolving credit facility.

The final fair values of the assets acquired and liabilities assumed as of January 25, 2022, the acquisition date, are set forth in the table below. The excess of the purchase price over the aggregate acquisition date value of identifiable net assets acquired was recorded as goodwill and assigned to the GDSO segment. Substantially all of the goodwill is expected to be deductible for tax purposes.

The following table presents the final allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$2,475
Property and equipment	88,262
Right of use assets	4,482
Intangibles	4,136
Other non-current assets	434
Total identifiable assets purchased	99,789
Liabilities assumed:
Accrued expenses and other current liabilities	(192)
Environmental liabilities	(7,161)
Lease liability	(2,372)
Other non-current liabilities	(609)
Total liabilities assumed	(10,334)
Net identifiable assets acquired	89,455
Goodwill	65,272
Net assets acquired	$154,727

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the purchase price allocation, identifiable intangible assets include dealer supply contracts that are being amortized over four to eight years. Amortization expense related to the intangible assets was $0.6 million for 2022.

In connection with the acquisition, the Partnership incurred acquisition costs of approximately $1.2 million for 2022, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Revenues included in the Partnership’s consolidated operating results for Consumers Petroleum from January 25, 2022, the acquisition date, through December 31, 2022 amounted to $283.2 million.

Supplemental Pro Forma Information—The following unaudited proforma information presents the consolidated results of operations of the Partnership as if the Tidewater, Miller Oil and Consumers Petroleum acquisitions occurred at the beginning of each year presented, with proforma adjustments to selling, general and administrative expenses, interest expense and income taxes (in thousands, except per unit date):

	2022	2021
Sales	$18,965,176	$13,835,047
Net income	$363,130	$68,620
Net income attributable to common limited partners	$342,140	$52,830
Basic net income per common limited partner unit	$10.08	$1.56
Diluted net income per common limited partner unit	$10.05	$1.54

Note 4. Leases

The following table presents supplemental balance sheet information related to leases at December 31 (in thousands):

Assets:	Balance Sheet Location	2022	2021
Right-of-use assets - operating	Right-of-use assets, net	$288,142	$280,284

Liabilities:
Current lease liability - operating	Lease liability - current portion	$64,919	62,352
Noncurrent lease liability - operating	Lease liability - less current portion	231,427	228,203
Total lease liability		$296,346	$290,555

Lessee Lease Arrangements

The following table presents the components of lease cost for the years ended December 31 (in thousands):

Statement of operations location:	2022	2021	2020
Cost of sales (a)	$45,125	$42,435	$47,703
Selling, general and administrative expenses	2,688	2,598	2,897
Operating expenses (b)	66,509	55,392	51,130
Total lease cost	$114,322	$100,425	$101,730
(a)	Includes short-term lease costs of $6.2 million, $2.7 million and $3.1 million for 2022, 2021 and 2020, respectively.
(b)	Includes variable lease cost of $11.3 million, $5.6 million and $6.1 million for 2022, 2021 and 2020, respectively, and short-term leases costs which were immaterial for 2022, 2021 and 2020.

Operating lease costs included in cost of sales are primarily associated with leases of barges and railcars and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The future minimum lease payments to be paid under operating leases in effect and included in the calculation of lease liabilities at December 31, 2022 were as follows (in thousands):

2023	$81,081
2024	66,632
2025	49,668
2026	43,642
2027	34,394
Thereafter	93,574
Total lease payments	368,991
Less imputed interest	72,645
Total lease liabilities	$296,346
Current portion	$64,919
Long-term portion	231,427
Total lease liabilities	$296,346

The future minimum lease payments include $32.8 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $4.1 million in lease payments that were not fixed at lease commencement or lease modification and $1.6 million related to minimum lease payments for leases that are less than one year.

Lessor Lease Arrangements

The following table presents the components of lease revenue for the years ended December 31 (in thousands):

Statement of operations location:	2022	2021	2020
Sales (a)(b)	$81,926	$77,401	73,266
(a)	Lease revenue includes sub-lessor rental income from leased properties of $46.5 million, $44.1 million and $39.0 million for 2022, 2021 and 2020, respectively, where the Partnership is the lessee of the property.
(b)	Includes variable lease revenue of $8.1 million, $6.0 million and $4.6 million for 2022, 2021 and 2020, respectively, and short-term lease revenue which was immaterial for 2022, 2021 and 2020.

The future minimum lease payments to be received under operating leases in effect at December 31, 2022 were as follows (in thousands):

2023	$71,486
2024	44,074
2025	27,553
2026	6,650
2027	3,002
Thereafter	2,488
Total	$155,253

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Information Related to Lease Arrangements

At December 31, 2022, the weighted average non-cancellable lease term was 6.7 years and the weighted average discount rate was 6.2%. The following table presents supplemental information related to leases for the years ended December 31 (in thousands):

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$91,534	$101,395	$96,096
Right-of-use assets obtained in exchange for new lease liabilities	$74,421	$67,816	$65,045

Note 5. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Year Ended December 31, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$3,671,725	$6,140,823	$853,243	$10,665,791
Station operations	—	480,455	—	480,455
Total revenue from contracts with customers	3,671,725	6,621,278	853,243	11,146,246
Other sales:
Revenue originating as physical forward contracts and exchanges	7,189,213	—	460,501	7,649,714
Revenue from leases	2,555	79,371	—	81,926
Total other sales	7,191,768	79,371	460,501	7,731,640
Total sales	$10,863,493	$6,700,649	$1,313,744	$18,877,886

	Year Ended December 31, 2021
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$2,645,119	$4,137,969	$400,147	$7,183,235
Station operations	—	401,302	—	401,302
Total revenue from contracts with customers	2,645,119	4,539,271	400,147	7,584,537
Other sales:
Revenue originating as physical forward contracts and exchanges	5,236,719	—	349,620	5,586,339
Revenue from leases	2,298	75,103	—	77,401
Total other sales	5,239,017	75,103	349,620	5,663,740
Total sales	$7,884,136	$4,614,374	$749,767	$13,248,277

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2020
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Refined petroleum products, renewable fuels and crude oil	$1,453,954	$2,545,616	$179,772	$4,179,342
Station operations	—	359,989	—	359,989
Total revenue from contracts with customers	1,453,954	2,905,605	179,772	4,539,331
Other sales:
Revenue originating as physical forward contracts and exchanges	3,497,154	—	211,848	3,709,002
Revenue from leases	2,214	71,052	—	73,266
Total other sales	3,499,368	71,052	211,848	3,782,268
Total sales	$4,953,322	$2,976,657	$391,620	$8,321,599

Nature of Goods and Services

Revenue from Contracts with Customers (ASC 606):

●	Refined petroleum products, renewable fuels and crude oil—Under the Partnership’s Wholesale, GDSO and Commercial segments, revenue is recognized at the point where control of the product is transferred to the customer and collectability is reasonably assured.

●	Station operations—Revenue from convenience store sales of grocery and other merchandise and sundries (such as car wash sales and lottery and ATM commissions) is recognized at the time of the sale to the customer.

Other Revenue:

●	Revenue Originating as Physical Forward Contracts and Exchanges—The Partnership’s commodity contracts and derivative instrument activity include physical forward commodity sale contracts. The Partnership does not take the normal purchase and sale exemption available under ASC 815, “Derivatives and Hedging,” for any of its physical forward contracts. This income is recognized under ASC 815 and is included in sales at the contract value at the point where control of the product is transferred to the customer. Income from net exchange differentials included in sales is recognized under ASC 845, “Nonmonetary Transactions,” upon delivery of product to exchange partners.

●	Revenue from Leases—The Partnership has rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of the Partnership’s terminals.

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both December 31, 2022 and 2021.

Note 6. Goodwill and Intangible Assets

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2021	$328,135
Acquisition of Tidewater (1)	16,651
Acquisition of Miller Oil (1)	22,148
Acquisition of Consumers Petroleum (1)	65,272
Other acquisitions (2)	1,100
Dispositions (3)	(5,526)
Balance at December 31, 2022	$427,780
(1)	See Note 3 for information on the Partnership’s business combinations.
(2)	Other acquisitions represent the recognition of goodwill associated with the acquisitions of individual company-operated gasoline stations and convenience stores.
(3)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets (see Note 8).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets	Period
At December 31, 2022
Intangible assets subject to amortization:
Terminalling services	$26,365	$(20,436)	$5,929	20 years
Customer relationships	43,986	(42,935)	1,051	2-15 years
Supply contracts	97,269	(77,731)	19,538	5-10 years
Other intangible assets	5,995	(5,659)	336	2-20 years
Total intangible assets	$173,615	$(146,761)	$26,854
At December 31, 2021
Intangible assets subject to amortization:
Terminalling services	$26,365	$(19,100)	$7,265	20 years
Customer relationships	43,986	(42,500)	1,486	2-15 years
Supply contracts	87,578	(71,051)	16,527	5-10 years
Other intangible assets	5,995	(5,259)	736	2-20 years
Total intangible assets	$163,924	$(137,910)	$26,014

The aggregate amortization expense was approximately $8.9 million, $10.7 million and $10.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2023	$8,066
2024	7,404
2025	4,203
2026	4,022
2027	1,967
Thereafter	1,192
Total intangible assets	$26,854

Note 7. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2022	2021
Buildings and improvements	$1,441,893	$1,327,002
Land	523,631	457,260
Fixtures and equipment	42,136	38,646
Idle plant assets	30,500	30,500
Construction in process	56,047	52,716
Capitalized internal use software	33,687	32,740
Total property and equipment	2,127,894	1,938,864
Less accumulated depreciation	909,723	839,516
Total	$1,218,171	$1,099,348

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment includes retail gasoline station assets held for sale of $5.3 million and $6.1 million and terminal assets held for sale of $0 and $26.3 million at December 31, 2022 and 2021, respectively.

At December 31, 2022, the Partnership had a $38.2 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both December 31, 2022 and 2021.

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

Construction in process in 2022 included $44.1 million in costs related to the Partnership’s gasoline stations and $11.9 million in costs related to the Partnership’s terminals.

Construction in process in 2021 included $47.7 million in costs related to the Partnership’s gasoline stations and $5.0 million in costs related to the Partnership’s terminals.

Depreciation

Depreciation expense allocated to cost of sales was approximately $87.6 million, $82.9 million and $81.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Depreciation expense allocated to selling, general and administrative expenses was approximately $8.3 million, $8.7 million and $8.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 8. Sale and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the years ended December 31 (in thousands):

	2022	2021	2020
Sale of Revere Terminal	$(76,817)	$—	$—
Divestiture of retail gasoline stations	(4,578)	$(702)	$(1,299)
Loss on assets held for sale	1,617	—	964
Other	(95)	196	610
Total	$(79,873)	$(506)	$275

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Revere Terminal

On June 28, 2022, the Partnership completed the sale of its terminal located on Boston Harbor in Revere, Massachusetts for a purchase price of $150.0 million in cash. In connection with the sale of the Revere Terminal, the Partnership recognized a net gain of approximately $76.8 million for the year ended December 31, 2022, which is included in net gain on sale and disposition of assets in the accompanying consolidated statement of operations for the year ended December 31, 2022. See Note 17 for additional information.

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

The Partnership sold 12 sites during 2022 and recognized a gain of $4.6 million on the sales of these sites for the year ended December 31, 2022, including the derecognition of $5.5 million of GDSO goodwill.

The Partnership recognized a gain of $0.7 million and $1.3 million on the sales of sites for the years ended December 31, 2021 and 2020, respectively, including the derecognition of $0.6 million and $0.9 million of GDSO goodwill for these respective periods.

Loss on Assets Held for Sale

In conjunction with the divestiture of retail gasoline stations and terminal assets, the Partnership may classify certain gasoline station and terminal assets as held for sale. Impairment charges related to assets held for sale are included in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations.

The Partnership classified 12 sites associated with the divestiture of retail gasoline stations discussed above as held for sale at December 31, 2022. The Partnership recorded impairment charges related to these assets held for sale in the amount of $1.6 million for the year ended December 31, 2022.

The Partnership recorded impairment charges related to assets held for sale associated with the divestiture of retail gasoline stations in the amount of $0 and $1.0 million for the years ended December 31, 2021 and 2020, respectively.

Retail gasoline station assets held for sale of $5.3 million and $6.1 million and terminal assets held for sale of $0 and $26.3 million at December 31, 2022 and 2021, respectively, are included in property and equipment in the accompanying consolidated balance sheets. Assets held for sale at December 31, 2022 are expected to be sold within the next 12 months.

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.55 billion senior secured credit facility (the “Credit Agreement”). The Credit Agreement matures on May 6, 2024.

As of December 31, 2022, there were two facilities under the Credit Agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $1.1 billion; and
●	a $450.0 million revolving credit facility to be used for general corporate purposes.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions then applicable to the Credit Agreement, provided no Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.85 billion. Any such request for an increase must be in a minimum amount of $25.0 million. The Partnership cannot provide assurance, however, that its lending group and/or other lenders outside its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.55 billion.

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Daily or Term secured overnight financing rate (“SOFR”) plus a 0.10% SOFR adjustment plus a margin of 2.00% to 2.50% depending on the Utilization Amount (as defined in the Credit Agreement), or (2) the base rate plus a margin of 1.00% to 1.50% depending on the Utilization Amount. Borrowings under the revolving credit facility bear interest at (1) the Daily or Term SOFR plus a 0.10% SOFR adjustment plus a margin of 1.75% to 2.75% depending on the Combined Total Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate plus a margin of 0.75% to 1.75% depending on the Combined Total Leverage Ratio.

The average interest rates for the Credit Agreement were 3.7%, 2.4% and 2.9% for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at December 31, 2022, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $0 over the next twelve months.

The table below presents the total borrowings and availability under the Credit Agreement at December 31 (in thousands):

	2022	2021
Total available commitments	$1,550,000	$1,350,000

Working capital revolving credit facility—current portion	153,400	204,700
Working capital revolving credit facility—less current portion	—	150,000
Revolving credit facility	99,000	43,400
Total borrowings outstanding	252,400	398,100

Less outstanding letters of credit	181,400	156,000

Total remaining availability for borrowings and letters of credit (1)	$1,116,200	$795,900
(1)	Subject to borrowing base limitations.

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

The Credit Agreement also includes certain baskets, including: (i) a $25.0 million general secured indebtedness basket, (ii)  a $25.0 million general investment basket, (iii) a $75.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the Credit Agreement), (iv) a Sale/Leaseback Transaction (as defined in the Credit Agreement) basket of $100.0 million, and (v) a basket of $150.0 million in an aggregate amount for the purchase of common units of the Partnership, provided that, among other things, no Default exists or would occur immediately following such purchase(s).

In addition, the Credit Agreement provides the ability for the borrowers to repay certain junior indebtedness, subject to a $100.0 million cap, so long as, among other things, no Default has occurred or will exist immediately after making such repayment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2022.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2022, and in connection with the Sixth Amendment and Seventh Amendment, the Partnership capitalized additional financing fees of $1.0 million. The Partnership had unamortized deferred financing fees of $14.4 million and $18.8 million at December 31, 2022 and 2021, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $4.8 million and $7.5 million at December 31, 2022 and 2021, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $9.0 million and $10.7 million at December 31, 2022 and 2021, respectively. Unamortized fees related to the Partnership’s sale-leaseback transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.6 million at both December 31, and 2022 and 2021.

Amortization expense of approximately $5.4 million, $5.0 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the years ended December 31 (in thousands):

	2022	2021	2020
Borrowings from working capital revolving credit facility	$2,080,100	$2,306,000	$1,398,300
Payments on working capital revolving credit facility	(2,281,400)	(2,135,700)	(1,537,800)
Net (payments on) borrowings from working capital revolving credit facility	$(201,300)	$170,300	$(139,500)
Borrowings from revolving credit facility	$423,000	$10,000	$50,000
Payments on revolving credit facility	(367,400)	(88,600)	(120,700)
Net borrowings from (payments on) revolving credit facility	$55,600	$(78,600)	$(70,700)

Eighth Amendment to the Credit Agreement

On February 2, 2023, the Partnership entered into the Eighth Amendment to the Credit Agreement which, among other things, permits the Partnership to request up to two reallocations per calendar year (each, a “Reallocation”) of a portion of the working capital revolving credit facility, the working capital interim facility and/or the revolving credit facility to the working capital revolving credit facility, the working capital interim facility and/or the revolving credit facility, as applicable. Each Reallocation shall be in a minimum amount of $50.0 million and, after giving effect to any such Reallocation, the amount of the aggregate commitments shall remain the same.

Pursuant to the terms of the Credit Agreement, the Partnership requested, and the lenders under the Credit Agreement agreed to, a Reallocation of $150.0 million of the working capital revolving credit facility to the revolving credit facility. After giving effect to such Reallocation, the working capital revolving credit facility is $950.0 million, and the revolving credit facility is $600.0 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.00% Senior Notes Due 2027

On July 31, 2019, the Issuers issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 (the “2027 Notes”) to several initial purchasers (the “2027 Notes Initial Purchasers”) in a private placement exempt from the registration requirements under the Securities Act. The Partnership used the net proceeds from the offering to fund the repurchase of its 6.25% senior notes due 2022 in a tender offer and to repay a portion of the borrowings outstanding under its Credit Agreement.

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

Financing Obligations

Capitol Acquisition

In connection with the June 2015 acquisition of retail gasoline stations and dealer supply contracts from Capitol, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of approximately $9.0 million, $9.2 million and $9.3 million was recorded for the years ended December 31, 2022, 2021 and 2020, respectively. The financing

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation will amortize through expiration of the leases based upon the lease rental payments which were $10.6 million, $10.4 million and $10.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The financing obligation balance outstanding at December 31, 2022 was $83.3 million associated with the acquisition.

Sale-Leaseback Transaction

In connection with a sale in June 2016 of real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores (the “Sale-Leaseback Sites”), the Partnership entered into a Master Unitary Lease Agreement to lease back certain of the real property assets sold with respect to the Sale-Leaseback Sites (such Master Lease Agreement, together with the Sale-Leaseback Sites, the “Sale-Leaseback Transaction”). The initial term of the Master Unitary Lease Agreement expires in 2031. The Partnership has one successive option to renew the lease for a ten-year period followed by two successive options to renew the lease for five-year periods on the same terms, covenants, conditions and rental as the primary non-revocable lease term.

The sale did not meet the criteria for sale accounting as of December 31, 2022 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2022.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated. In connection with this transactions, the Partnership recognized a corresponding financing obligation of $62.5 million. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.2 million, $4.3 million and $4.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and lease rental payments were $4.8 million, $4.7 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The financing obligation balance outstanding at December 31, 2022 was $61.2 million associated with the Sale-Leaseback Transaction.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Derivative Financial Instruments

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at December 31, 2022:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	43,445	Thousands of barrels
Short	(46,056)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	5,958	Thousands of barrels
Short	(5,375)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
	Recognized in Income on
	Derivatives	2022	2021	2020
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(32,088)	$(19,648)	$(29,338)
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$24,737	$19,486	$25,308

Cash Flow Hedges

In 2020, to hedge the Partnership’s cash flow risk relative to certain trends and the fluctuations in commodity prices observed within the GDSO segment, the Partnership entered into exchange-traded commodity swap contracts and designated them as a cash flow hedge of its fuel purchases designed to reduce its cost of fuel if market prices rise through 2021 or increase its cost of fuel if market prices decrease through 2021. The amount of income recognized in other comprehensive income for derivatives designated in cash flow hedging relationships was $0, $8.1 million and $9.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The amount of income reclassified from other comprehensive income into cost of sales for derivatives designated in cash flow hedging relationships was $0, $15.2 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. All exchange traded commodity swap contracts expired on December 31, 2021; therefore, the amount of income recognized in other

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income as of December 31, 2022 and expected to be reclassified into earnings within the next 12 months was $0.

Derivatives Not Accounted for as Hedges

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
Derivatives not designated as	Recognized in
hedging instruments	Income on Derivatives	2022	2021	2020
Commodity contracts	Cost of sales	$29,002	$3,227	$10,164

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at December 31, 2022 and 2021 (in thousands):

		December 31, 2022
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(11,517)	$58,380	$46,863
Forward derivative contracts (1)	Derivative assets	—	19,848	19,848
Total asset derivatives		$(11,517)	$78,228	$66,711

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(51,974)	$(51,974)
Forward derivative contracts (1)	Derivative liabilities	—	(17,680)	(17,680)
Total liability derivatives		$—	$(69,654)	$(69,654)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2021
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$1,476	$106,629	$108,105
Forward derivative contracts (1)	Derivative assets	—	11,652	11,652
Total asset derivatives		$1,476	$118,281	$119,757

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(9,201)	$(72,993)	$(82,194)
Forward derivative contracts (1)	Derivative liabilities	—	(31,654)	(31,654)
Total liability derivatives		$(9,201)	$(104,647)	$(113,848)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Note 11. Fair Value Measurements

Recurring Fair Value Measures

Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables present, by level within the fair value hierarchy, the Partnership’s financial

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Fair Value at December 31, 2022
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$19,848	$—	$19,848
Exchange-traded/cleared derivative instruments (2)	(5,111)	—	28,543	23,432
Pension plans	18,257	—	—	18,257
Total assets	$13,146	$19,848	$28,543	$61,537

Liabilities:
Forward derivative contracts (1)	$—	$(17,680)	$—	$(17,680)

	Fair Value at December 31, 2021
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$11,652	$—	$11,652
Exchange-traded/cleared derivative instruments (2)	25,911	—	7,747	33,658
Pension plans	22,703	—	—	22,703
Total assets	$48,614	$11,652	$7,747	$68,013

Liabilities:
Forward derivative contracts (1)	$—	$(31,654)	$—	$(31,654)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data. Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches. The fair value of the Level 2 interest rate instruments was derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements using expected cash flow models. The Partnership has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2022 and 2021.

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

	2022		2021
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$379,000	$400,000	$412,000
6.875% senior notes due 2029	$350,000	$315,875	$350,000	$358,750

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 2 for a discussion of the Partnership’s losses on impairment of assets, Note 3 for acquired assets and liabilities measured on a non-recurring basis and Note 8 for assets held for sale.

Note 12. Commitments and Contingencies

The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

Purchase Commitments

The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2022, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2022 (in thousands of gallons):

2023	365,986
2024	291,408
2025	237,311
2026	26,755
2027	13,805
Thereafter	21,350
Total	956,615

Brand Fee Agreement

The Partnership entered into a brand fee agreement with ExxonMobil Corporation (“ExxonMobil”) which entitles the Partnership to operate retail gasoline stations under the Mobil-branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the gasoline stations acquired from ExxonMobil in 2010, are due on a monthly basis. The brand fee agreement expires in September 2025. The following provides total future minimum payments under the agreement with non-cancellable terms of one year or more at December 31, 2022 (in thousands):

2023	$9,000
2024	9,000
2025	6,000
Total	$24,000

Total expenses reflected in cost of sales related to this agreement were approximately $9.0 million for each of the years ended December 31, 2022, 2021 and 2020.

Other Commitments

In June 2014, the Partnership entered into a pipeline connection agreement with Meadowlark Midstream Company, LLC (“Meadowlark”) whereby Meadowlark would construct, own, operate and maintain a crude oil pipeline from its Divide County, North Dakota crude oil station to the Partnership’s Basin Transload crude oil storage facility in Columbus, North Dakota. In connection with the agreement, the Partnership was committed to a minimum take-or-pay throughput commitment of approximately $55.0 million over a seven-year period beginning after the commissioning of the pipeline which occurred in December of 2015. This agreement expired on December 31, 2022, with a remaining commitment on the take-or-pay commitment of approximately $0.

In February 2013, the Partnership assumed access right agreements with the Port of Columbia County (formerly known as Port of St. Helens) for access rights to the rail spur and dock located at the Partnership’s Oregon facility. The total expense under these agreements amounted to approximately $0.9 million, $0.5 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, the remaining ratable commitment on these access right agreements, with expirations through 2066, was approximately $25.1 million.

Operating Leases

Please see Note 4 for a discussion of the Partnership’s operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Liabilities

Please see Note 15 for a discussion of the Partnership’s environmental liabilities.

Legal Proceedings

Please see Note 24 for a discussion of the Partnership’s legal proceedings.

Note 13. Trustee Taxes and Accrued Expenses and Other Current Liabilities

Trustee Taxes

The Partnership collects trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. Examples of trustee taxes include, among other things, motor fuel excise tax and sales and use tax. As such, it is the Partnership’s policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities. The Partnership had trustee taxes payable of $43.0 million and $44.2 million in various pass-through taxes collected on behalf of taxing authorities at December 31, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2022	2021
Barging transportation, product storage and other ancillary cost accruals	$36,264	$29,469
Employee compensation	46,619	38,039
Accrued interest	23,581	22,752
Other	50,500	48,473
Total	$156,964	$138,733

Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

Note 14 Income Taxes

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax rate, net of federal tax benefit	1.7%	1.9%	2.4%
Derecognition of goodwill	—%	0.1%	0.1%
Benefit of loss carryback	—%	—%	(6.2)%
Partnership income not subject to tax	(18.3)%	(20.8)%	(17.4)%
Effective income tax rate	4.4%	2.2%	(0.1)%

The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2022	2021	2020
Current:
Federal	$—	$—	$(15,942)
State	7,239	737	2,484
Total current	7,239	737	(13,458)
Deferred:
Federal	9,519	435	12,749
State	64	164	590
Total deferred	9,583	599	13,339
Total	$16,822	$1,336	$(119)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of long-term deferred taxes were as follows at December 31 (in thousands):

	2022	2021
Deferred Income Tax Assets
Accounts receivable allowances	$369	$453
Environmental liability	12,518	8,167
Asset retirement obligation	2,657	2,301
Deferred financing obligation	10,639	10,917
Lease liability	42,585	41,171
Other	6,466	3,155
Federal net operating loss carryforwards	11,091	10,726
State net operating loss carryforwards	384	970
Tax credit carryforward	1,343	1,324
Interest expense carryforwards	8,115	—
Total deferred tax assets, gross	96,167	79,184
Valuation allowance	(4,728)	(4,231)
Total deferred tax assets, net	$91,439	$74,953
Deferred Income Tax Liabilities
Property and equipment	$(99,031)	$(80,074)
Land	(17,861)	(12,519)
Right of use assets	(40,947)	(39,177)
Total deferred tax liabilities	$(157,839)	$(131,770)
Net deferred tax liabilities	$(66,400)	$(56,817)

At December 31, 2022, GMG had federal net operating loss carryforwards of approximately $40.4 million which can be carried forward indefinitely. In addition, GMG had state net operating loss carryforwards of approximately $7.5 million, of which $7.3 million will begin to expire in 2026, and $0.2 million which can be carried forward indefinitely.

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

At December 31, 2022, the Partnership had $48.5 million of net deferred tax liabilities (consisting of the $66.4 million total net deferred tax liability less the $17.9 million deferred tax liability relating to land discussed below) relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary differences, certain of which are available to reduce income taxes in future years. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in the valuation allowance for the years ended December 31 (in thousands):

	Balance at	Current	Balance
	Beginning	Period	at End
Description	of Period	Provision	of Period
Year ended December 31, 2022
Valuation allowance	$4,231	$497	$4,728
Year ended December 31, 2021
Valuation allowance	$3,881	$350	$4,231
Year ended December 31, 2020
Valuation allowance	$3,299	$582	$3,881

At December 31, 2022, the Partnership also had a $17.9 million deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods. It can be used as a source of income to benefit other indefinite lived assets.

The following presents a reconciliation of the differences between income before income tax (expense) benefit and income subject to income tax expense for the years ended December 31 (in thousands):

	2022	2021	2020
Income before income tax (expense) benefit	$379,029	$62,132	$101,563
Less non—taxable income	330,902	61,862	84,762
Income subject to income tax expense	$48,127	$270	$16,801

In 2022, the Partnership made approximately $8.1 million in income tax payments.

In 2021, the Partnership had approximately ($14.8 million) in refunds received, consisting of tax refunds of ($15.8 million), offset by $1.0 million in state income tax payments.

In 2020, the Partnership had approximately ($1.5 million) in refunds received, consisting of tax refunds of ($2.9 million), offset by $1.4 million in state income tax payments.

GMG files income tax returns in the United States and various state jurisdictions. With few exceptions, the Partnership is subject to income tax examinations by tax authorities for all years dated back to 2019.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had no gross-tax effected unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020.

The FASB’s accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2022 (tax years ended December 31, 2022, 2021, 2020 and 2019). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. The Partnership classifies interest and penalties related to income taxes as components of its provision for income taxes. There were no interest and penalties recorded in the accompanying consolidated balance sheets at December 31, 2022 and 2021 and the consolidated statements of operations for the years

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2022 and 2021 and 2020.

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

Note 15. Environmental Liabilities and Renewable Identification Numbers (RINs)

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

In connection with the acquisitions of retail gasoline and convenience store assets described in Note 3, the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $2.1 million, $4.8 million and $7.2 million for Tidewater, Miller Oil and Consumers Petroleum, respectively, as of December 31, 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities, which were recorded on an undiscounted basis, at December 31, 2022 (in thousands):

	Balance at				Other	Balance at
	December 31,	Additions	Payments	Dispositions	Adjustments	December 31,
Environmental Liability Related to:	2021	2022	2022	2022	2022	2022
Retail gasoline stations	$49,261	$14,131	$(3,816)	$(700)	$7,827	$66,703
Terminals	3,544	—	(69)	(1,543)	—	1,932
Total environmental liabilities	$52,805	$14,131	$(3,885)	$(2,243)	$7,827	$68,635
Current portion	$4,642					$4,606
Long-term portion	48,163					64,029
Total environmental liabilities	$52,805					$68,635

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $3.9 million and $5.7 million at December 31, 2022 and 2021, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership may enter into RIN forward purchase and sales commitments. Total losses from firm non-cancellable commitments were immaterial at both December 31, 2022 and 2021.

Note 16. Employee Benefit Plans

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

The Global 401(k) Plan and the GMG 401(k) Plan collectively had expenses of approximately $4.4 million, $3.9 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table presents each plan’s funded status and the total amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	December 31, 2022
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$12,084	$3,158	$15,242
Fair value of plan assets	14,830	3,427	18,257
Net pension asset	$(2,746)	$(269)	$(3,015)

	December 31, 2021
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$17,411	$4,923	$22,334
Fair value of plan assets	18,262	4,441	22,703
Net (pension asset) unfunded pension liability	$(851)	$482	$(369)

Total actual return on plan assets was ($3.3 million) and $3.8 million in 2022 and 2021, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the components of the net periodic change in benefit obligation for the Pension Plans for the years ended December 31 (in thousands):

	2022	2021	2020
Benefit obligation at beginning of year	$22,334	$23,604	$21,489
Interest cost	538	474	605
Actuarial (gain) loss	(6,210)	(724)	2,183
Benefits paid	(1,420)	(1,020)	(673)
Benefit obligation at end of year	$15,242	$22,334	$23,604

The following presents the weighted-average actuarial assumptions used in determining each plan’s annual pension expense for the years ended December 31:

	Global Pension Plan			GMG Pension Plan
	2022	2021	2020	2022	2021	2020
Discount rate	5.1%	2.6%	2.1%	5.3%	2.8%	2.4%
Expected return on plan assets	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

The discount rates were selected by performing a cash flow/bond matching analysis based on the FTSE Above Median Double-A Pension Discount Curve for December 2022.

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

The following presents the Pension Plans’ benefits as of December 31, 2022 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years thereafter (in thousands):

2023	$2,135
2024	875
2025	1,139
2026	1,621
2027	1,411
2028—2032	6,786
Total	$13,967

The cost of annual contributions to the Pension Plans is not significant to the General Partner, the Partnership or its subsidiaries. Total contributions made by the General Partner, the Partnership and its subsidiaries to the Pension Plans were approximately $0.3 million, $0.4 million and $0.5 million in 2022, 2021 and 2020, respectively.

Note 17. Related-Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of December 31, 2022, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $180.7 million, $144.0 million and $133.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans (see Note 16) and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from the General Partner at December 31 (in thousands):

	2022	2021
Receivables from the General Partner (1)	$2,380	$1,139
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

In addition, the Partnership paid certain costs in connection with a compensation funding agreement with the General Partner. See Note 18, “Long-Term Incentive Plan–Repurchase Program.”

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

Pursuant to the terms of the purchase agreement the Partnership entered into with affiliates of the Slifka family (the “Initial Sellers”), related parties, in 2015 to acquire the Revere Terminal, the Initial Sellers are entitled to an amount equal to fifty percent of the net proceeds (as defined in the 2015 purchase agreement) (the “Initial Sellers Share”) from the sale of the Revere Terminal. At the time of the 2022 closing, the preliminary calculation of the Initial Sellers Share was approximately $44.3 million, which amount is subject to future revisions. To date, there have been no payments of additional net proceeds from the 2022 sale of the Revere Terminal relating to the final calculation of the Initial Sellers Share, as adjusted for such shared expenses and potential operating losses or profits.

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, will occur upon the expiration of such storage contract. The Partnership recorded approximately $4.6 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2022 and in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2022.

After closing costs and the preliminary payment of the Initial Sellers Share, the Partnership received net

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds of approximately $98.9 million, which are included in proceeds from sale of property and equipment, net in the accompanying consolidated statement of cash flows for the year ended December 31, 2022.

In connection with the sale of the Revere Terminal, the Partnership recognized a net gain of approximately $76.8 million for the year ended December 31, 2022, which is included in net gain on sale and disposition of assets in the accompanying consolidated statement of operations for the year ended December 31, 2022. The payment of the preliminary calculation of the Initial Sellers Share of approximately $44.3 million is included in the measurement of the $76.8 million net gain recognized.

Note 18. Long-Term Incentive Plans

The Partnership has a Long Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights (“DERs”), unit awards and substitute awards. Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements. A total of 2,838,132 units were available for issuance under the LTIP as of December 31, 2022.

Phantom Unit Award – Executive Officers

On June 8, 2022, the Compensation Committee of the board of directors of the General Partner (the “Compensation Committee”) granted service-based and performance-based awards of phantom units and associated DERs under the LTIP to certain executives of the General Partner.

Phantom Unit Award–The phantom units granted will vest in approximate thirds over a three-year period, commencing on January 1, 2023, provided that the executive remains continuously employed from the grant date through the applicable vesting date. The DERs that were granted in tandem with the phantom units will vest and become payable in common units of the Partnership (or cash equivalent) simultaneously with the vesting of the phantom units.

Performance Phantom Unit Award–These awards represent the right to receive common units of the Partnership (or cash equivalent) in an amount up to 200% of the “Target Phantom Units” (as defined in each executive’s award agreement), subject to performance-based vesting and provided that the executive remains continuously employed from the grant date through December 31, 2024. The performance period for these grants is the three-year period commencing on January 1, 2022 and continuing through December 31, 2024 (the “Performance Period”), and is divided into three separate subperiods of calendar years 2022, 2023 and 2024. The number of earned common units of the Partnership will be determined by the Compensation Committee based upon the aggregate results of the subperiods following completion of the Performance Period. The DERs that were granted in tandem with the performance phantom units will vest and become payable in common units of the Partnership (or cash equivalent) simultaneously with the vesting of the phantom units.

Phantom Unit Award – Non-Employee Directors

On October 14, 2022, the Compensation Committee granted awards of phantom units and associated DERs under the LTIP to the non-employee directors of the General Partner. The phantom awards granted vested on January 1, 2023 and became payable on a one-for-one basis in common units of the Partnership (or cash equivalent). The DERs that were granted in tandem with the phantom units also vested and became payable in common units of the Partnership (or

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash equivalent) simultaneously with the vesting of the phantom units

The following table presents a summary of the non-vested phantom units granted under the LTIP:

	Non-Vested Phantom Units
			Weighted
	Service-	Performance-	Average
	Based	Based	Grant Date	Fair Value
	Awards	Awards	Fair Value ($)	(in thousands)
Outstanding non—vested units at December 31, 2020	402,570	—	9.47	—
Vested	(211,367)	—	9.67	—
Forfeited	(43,030)	—	9.28	—
Outstanding non—vested units at December 31, 2021	148,173	—	9.26	$1,372
Granted	155,802	182,776	25.43	8,608
Vested	(148,173)	—	9.26	(1,372)
Forfeited	(7,890)	(10,520)	25.35	(467)
Outstanding non—vested units at December 31, 2022	147,912	172,256	25.43	$8,141

Accounting guidance for share-based compensation requires that a non-vested equity share unit awarded to an employee is to be measured at its fair value as if it were vested and issued on the grant date.

Compensation cost for an award of share-based employee compensation classified as equity is recognized over the requisite service period. The requisite service period for the Partnership is from the grant date through the vesting dates described in the grant agreement. The Partnership recognizes as compensation expense for the awards granted to employees and non-employee directors the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis. Compensation cost and granted units associated with performance-based awards are recognized based on the probability of the performance target being achieved. The Partnership recognizes forfeitures as they occur.

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $2.7 million, $0.7 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at December 31, 2022 was approximately $5.9 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). The General Partner is currently authorized to acquire up to 1,437,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.

Since the Repurchase Program was implemented, the General Partner repurchased 1,117,825 common units pursuant to the Repurchase Program for approximately $31.7 million, of which approximately $2.9 million were

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchased in 2022.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement. The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement. There were no such costs for the year ended December 31, 2022. For each of the years ended December 31, 2021 and 2020, the Partnership paid members of the General Partner $0.3 million of these costs.

Note 19. Partners’ Equity, Allocations and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At December 31, 2022 there were 33,995,563 common units issued, including 6,322,050 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the years ended December 31, 2022, 2021 and 2020.

Series A Preferred Units

At December 31, 2022 there were 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the years ended December 31, 2022, 2021 and 2020.

Series B Preferred Units

On March 24, 2021, the Partnership issued 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit. There have been no changes to the Series B Preferred Units during the years ended December 31, 2022 and 2021.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Series A Preferred Units

The Series A Preferred Units is a class of equity security that ranks senior to the common units, the incentive distribution rights and each other class or series of the Partnership’s equity securities established after August 7, 2018, the original issue date of the Series A Preferred Units (the “Series A Original Issue Date”), that is not expressly made senior to or on parity with the Series A Preferred Units as to the payment of distributions and amounts payable on a liquidation event.

Series B Preferred Units

The Series B Preferred Units is a class of equity security that rank (a) senior to common units, incentive distributions rights and each other class or series of the Partnership’s equity securities established after March 24, 2021, the original issue date of the Series B Preferred Units (the “Series B Original Issue Date”), that is not expressly made senior to or on parity with and the Series B Preferred Units as to the payment of distributions and amounts payable upon a liquidation, and (b) on parity with respect to distributions or amounts payable upon a liquidation event, as applicable, with the Series A Preferred Units and the Series B Preferred Units and each other and any class or series of the Partnership’s equity securities established after the Series B Original Issue Date with terms expressly providing that such class or series ranks on parity with the Series B Preferred Units as to payment of distributions and amounts payable on a liquidation event, as applicable.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2022, 2021 and 2020 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2020
2/14/2020 (1)	12/31/19	$0.52500	$17,848	$123	$320	$18,291
5/15/2020	03/31/20	0.39375	13,385	91	—	13,476
8/14/2020	06/30/20	0.45875	15,595	106	—	15,701
11/13/2020 (1)	09/30/20	0.50000	16,998	106	202	17,306
2021
2/12/2021 (2)	12/31/20	$0.5500	$18,698	$130	$512	$19,340
5/14/2021 (2)	03/31/21	0.5750	19,547	138	768	20,453
8/13/2021 (2)	06/30/21	0.5750	19,547	138	768	20,453
11/12/2021 (2)	09/30/21	0.5750	19,547	138	768	20,453
2022
2/14/2022 (2)	12/31/21	$0.5850	$19,887	$141	$871	$20,899
5/13/2022 (2)	03/31/22	0.5950	20,227	144	973	21,344
8/12/2022 (2)	06/30/22	0.6050	20,567	147	1,075	21,789
11/14/2022 (2)	09/30/22	0.6250	21,247	153	1,280	22,680
(1)	This distribution resulted in the Partnership reaching its second target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.
(2)	This distribution resulted in the Partnership reaching its third target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on January 25, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $1.5725 per unit on all of its outstanding common units for the period from October 1, 2022 through December 31, 2022, consisting of a quarterly distribution of $0.6350 per unit ($2.54 per unit on an annualized basis) and a one-time special distribution of $0.9375 per common unit. On February 14, 2023, the Partnership paid the total cash

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution of approximately $55.4 million to unitholders of record as of the close of business on February 8, 2023. The quarterly distribution resulted in the Partnership reaching its third target level distribution. The General Partner agreed to waive its incentive distribution rights with respect to the one-time special distribution.

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

The Partnership paid the following cash distributions on the Series A Preferred Units during 2022, 2021 and 2020 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2020
2/18/2020	11/15/19 - 2/14/20	$0.609375	$1,682
5/15/2020	2/15/20 - 5/14/20	0.609375	1,682
8/17/2020	5/15/20 - 8/14/20	0.609375	1,682
11/16/2020	8/15/20 - 11/14/20	0.609375	1,682
2021
2/16/2021	11/15/20 - 2/14/21	$0.609375	$1,682
5/17/2021	2/15/21 - 5/14/21	0.609375	1,682
8/16/2021	5/15/21 - 8/14/21	0.609375	1,682
11/15/2021	8/15/21 - 11/14/21	0.609375	1,682
2022
2/15/2022	11/15/21 - 2/14/22	$0.609375	$1,682
5/16/2022	2/15/22 - 5/14/22	0.609375	1,682
8/15/2022	5/15/22 - 8/14/22	0.609375	1,682
11/15/2022	8/15/22 - 11/14/22	0.609375	1,682

In addition, on January 17, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from November 15, 2022 through February 14, 2023 to holders of record as of the opening of business on February 1, 2023. On February 15, 2023, the Partnership paid the total cash distribution of approximately $1.7 million.

At any time on or after August 15, 2023, the Partnership may redeem, in whole or in part, the Series A Preferred Units at a redemption price in cash of $25.00 per Series A Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption, whether or not declared. The Partnership must

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Partnership paid the following additional cash distributions on the Series B Preferred Units during 2022 and 2021 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2021
8/16/2021	5/15/21 - 8/14/21	$0.59375	$1,781
11/15/2021	8/15/21 - 11/14/21	0.59375	1,781
2022
2/15/2022	11/15/21 - 2/14/22	$0.59375	$1,781
5/16/2022	2/15/22 - 5/14/22	0.59375	1,781
8/15/2022	5/15/22 - 8/14/22	0.59375	1,781
11/15/2022	8/15/22 - 11/14/22	0.59375	1,781

In addition, on January 17, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from November 15, 2022 through February 14, 2023 to holders of record as of the opening of business on February 1, 2023. On February 15, 2023, the Partnership paid the total cash distribution of approximately $1.8 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20. Unitholders’ Equity

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

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2022	2021	2020
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$6,408,184	$5,357,128	$3,243,676
Other oils and related products (1)	4,449,647	2,465,232	1,625,600
Crude oil (2)	5,662	61,776	84,046
Total	$10,863,493	$7,884,136	$4,953,322
Product margin
Gasoline and gasoline blendstocks	$106,982	$86,289	$101,806
Other oils and related products (1)	190,077	65,429	84,927
Crude oil (2)	(9,362)	(12,845)	(672)
Total	$287,697	$138,873	$186,061
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$6,140,823	$4,137,969	$2,545,616
Station operations (3)	559,826	476,405	431,041
Total	$6,700,649	$4,614,374	$2,976,657
Product margin
Gasoline	$588,676	$413,756	$398,016
Station operations (3)	267,941	233,881	205,926
Total	$856,617	$647,637	$603,942
Commercial Segment:
Sales	$1,313,744	$749,767	$391,620
Product margin	$40,973	$15,604	$12,279
Combined sales and Product margin:
Sales	$18,877,886	$13,248,277	$8,321,599
Product margin (4)	$1,185,287	$802,114	$802,282
Depreciation allocated to cost of sales	(87,638)	(82,851)	(81,144)
Combined gross profit	$1,097,649	$719,263	$721,138
(1)	Other oils and related products primarily consist of distillates and residual oil.
(2)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(3)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(4)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 450 million gallons, 475 million gallons and 425 million gallons of the GDSO segment’s sales for the years ended December 31, 2022, 2021 and 2020, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

None of the Partnership’s customers accounted for greater than 10% of total sales for years ended December 31, 2022, 2021 and 2020.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2022	2021	2020
Combined gross profit	$1,097,649	$719,263	$721,138
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	263,112	212,878	192,533
Operating expenses	445,271	353,582	323,298
Amortization expense	8,851	10,711	10,839
Net (gain) loss on sale and disposition of assets	(79,873)	(506)	275
Long-lived asset impairment	—	380	1,927
Total operating costs and expenses	637,361	577,045	528,872
Operating income	460,288	142,218	192,266
Interest expense	(81,259)	(80,086)	(83,539)
Loss on early extinguishment of debt	—	—	(7,164)
Income tax (expense) benefit	(16,822)	(1,336)	119
Net income	362,207	60,796	101,682
Net loss attributable to noncontrolling interest	—	—	528
Net income attributable to Global Partners LP	$362,207	$60,796	$102,210

The Partnership’s foreign assets and foreign sales were immaterial as of and for the years ended December 31, 2022, 2021 and 2020.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at December 31 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
December 31, 2022	$738,995	$—	$1,944,135	$477,755	$3,160,885
December 31, 2021	$739,523	$—	$1,655,475	$436,167	$2,831,165

Note 22. Net Income Per Limited Partner Unit

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

Common units outstanding as reported in the accompanying consolidated financial statements at December 31, 2022 and 2021 excludes 58,044 and 42,336 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 18). These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all years presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of net income and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the years presented (in thousands, except per unit data):

	Year Ended December 31, 2022
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$362,207	$355,069	$7,138	$—
Declared distribution	$121,223	$115,499	$1,013	$4,711
Assumed allocation of undistributed net income	240,984	239,570	1,414	—
Assumed allocation of net income	$362,207	$355,069	$2,427	$4,711
Less: Preferred limited partner interest in net income		13,852
Net income attributable to common limited partners		$341,217
Denominator:
Basic weighted average common units outstanding		33,935
Dilutive effect of phantom units		109
Diluted weighted average common units outstanding		34,044
Basic net income per common limited partner unit		$10.06
Diluted net income per common limited partner unit		$10.02

	Year Ended December 31, 2021
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$60,796	$57,215	$3,581	$—
Declared distribution	$82,258	$78,528	$555	$3,175
Assumed allocation of undistributed net loss	(21,462)	(21,313)	(149)	—
Assumed allocation of net income	$60,796	$57,215	$406	$3,175
Less: Preferred limited partner interest in net income		12,209
Net income attributable to common limited partners		$45,006
Denominator:
Basic weighted average common units outstanding		33,942
Dilutive effect of phantom units		336
Diluted weighted average common units outstanding		34,278
Basic net income per common limited partner unit		$1.33
Diluted net income per common limited partner unit		$1.31

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2020
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income attributable to Global Partners LP	$102,210	$100,811	$1,399	$—
Declared distribution	$65,823	$64,676	$433	$714
Assumed allocation of undistributed net income	36,387	36,135	252	—
Assumed allocation of net income	$102,210	$100,811	$685	$714
Less: Preferred limited partner interest in net income		6,728
Net income attributable to common limited partners		$94,083
Denominator:
Basic weighted average common units outstanding		33,907
Dilutive effect of phantom units		401
Diluted weighted average common units outstanding		34,308
Basic net income per common limited partner unit		$2.77
Diluted net income per common limited partner unit		$2.74

The board of directors of the General Partner declared the following quarterly cash distributions on its common units for the four quarters ended December 31, 2022:

	Per Common Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 26, 2022	$0.5950	March 31, 2022
July 26, 2022	$0.6050	June 30, 2022
October 25, 2022	$0.6250	September 30, 2022
January 25, 2023 (1)	$1.57250	December 31, 2022
(1)	This distribution of $1.5725 consists of a quarterly distribution of $0.6350 per common unit and a one-time special distribution of $0.9375 per common unit.

The board of directors of the General Partner declared the following quarterly cash distributions on the Series A Preferred Units and the Series B Preferred Units earned during 2022:

	Series A Preferred Units	Series B Preferred Units
	Per Unit Cash	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Distribution Declared	Quarterly Period Covering
April 18, 2022	$0.609375	$0.59375	February 15, 2022 - May 14, 2022
July 18, 2022	$0.609375	$0.59375	May 15, 2022 - August 14, 2022
October 17, 2022	$0.609375	$0.59375	August 15, 2022 - November 14, 2022
January 17, 2023	$0.609375	$0.59375	November 15, 2022 - February 14, 2023

See Note 19, “Partners’ Equity, Allocations and Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23. Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component (in thousands):

	Pension	Derivatives Designated as
	Plan	Cash Flow Hedges	Total
Balance at December 31, 2020	$(5,482)	$7,082	$1,600
Other comprehensive income	4,078	8,121	12,199
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(498)	(15,203)	(15,701)
Total comprehensive income (loss)	3,580	(7,082)	(3,502)
Balance at December 31, 2021	(1,902)	—	(1,902)
Other comprehensive income	2,403	—	2,403
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(950)	—	(950)
Total comprehensive income	1,453	—	1,453
Balance at December 31, 2022	$(449)	$—	$(449)

Amounts are presented prior to the income tax effect on other comprehensive income. Given the Partnership’s master limited partnership status, the effective tax rate is immaterial.

Note 24. Legal Proceedings

General

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership does not believe that it is a party to any litigation that will have a material adverse impact on its financial condition or results of operations. Except as described below and in Note 15 included herein, the Partnership is not aware of any significant legal or governmental proceedings against it or contemplated to be brought against it. The Partnership maintains insurance policies with insurers in amounts and with coverage and deductibles as its general partner believes are reasonable and prudent. However, the Partnership can provide no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

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

Note 25. Subsequent Events

Distribution to Series A Preferred Unitholders—On February 15, 2023, the Partnership paid a cash distribution of approximately $1.7 million to holders of its Series A Preferred Units of record as of the opening of business on February 1, 2023.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distribution to Series B Preferred Unitholders—On February 15, 2023, the Partnership paid a cash distribution of approximately $1.8 million to holders of its Series B Preferred Units of record as of the opening of business on February 1, 2023.

Distribution to Common Unitholders—On February 14, 2023, the Partnership paid a quarterly cash distribution and a one-time special distribution totaling approximately $55.4 million to its common unitholders of record as of the close of business on February 8, 2023.