Form 10-Q
period 2023-03-31
GLOBAL PARTNERS LP
filed 2023-05-05
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The issuer had 33,995,563 common units outstanding as of May 3, 2023.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$7,070	$4,040
Accounts receivable, net	438,220	478,837
Accounts receivable-affiliates	4,035	2,380
Inventories	385,303	566,731
Brokerage margin deposits	19,050	23,431
Derivative assets	18,554	19,848
Prepaid expenses and other current assets	78,616	73,992
Total current assets	950,848	1,169,259
Property and equipment, net	1,204,361	1,218,171
Right of use assets, net	284,377	288,142
Intangible assets, net	24,770	26,854
Goodwill	427,780	427,780
Other assets	32,610	30,679
Total assets	$2,924,746	$3,160,885
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$285,217	$530,940
Working capital revolving credit facility-current portion	247,300	153,400
Lease liability-current portion	63,521	64,919
Environmental liabilities-current portion	4,941	4,606
Trustee taxes payable	48,227	42,972
Accrued expenses and other current liabilities	115,448	156,964
Derivative liabilities	8,384	17,680
Total current liabilities	773,038	971,481
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	99,000	99,000
Senior notes	741,441	741,015
Long-term lease liability-less current portion	228,965	231,427
Environmental liabilities-less current portion	63,114	64,029
Financing obligations	141,023	141,784
Deferred tax liabilities	65,909	66,400
Other long-term liabilities	52,968	57,305
Total liabilities	2,165,458	2,372,441
Partners’ equity
Series A preferred limited partners (2,760,000 units issued and outstanding at March 31, 2023 and December 31, 2022)	67,226	67,226
Series B preferred limited partners (3,000,000 units issued and outstanding at March 31, 2023 and December 31, 2022)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,985,772 outstanding at March 31, 2023 and 33,995,563 units issued and 33,937,519 outstanding at December 31, 2022)	619,518	648,956
General partner interest (0.67% interest with 230,303 equivalent units outstanding at March 31, 2023 and December 31, 2022)	236	406
Accumulated other comprehensive loss	3	(449)
Total partners’ equity	759,288	788,444
Total liabilities and partners’ equity	$2,924,746	$3,160,885

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Sales	$4,030,327	$4,500,538
Cost of sales	3,808,263	4,294,300
Gross profit	222,064	206,238
Costs and operating expenses:
Selling, general and administrative expenses	62,256	56,281
Operating expenses	108,353	99,233
Amortization expense	2,084	2,499
Net gain on sale and disposition of assets	(2,128)	(4,911)
Total costs and operating expenses	170,565	153,102
Operating income	51,499	53,136
Interest expense	(22,068)	(21,474)
Income before income tax expense	29,431	31,662
Income tax expense	(400)	(1,177)
Net income	29,031	30,485
Less: General partner’s interest in net income, including incentive distribution rights	1,782	1,177
Less: Preferred limited partner interest in net income	3,463	3,463
Net income attributable to common limited partners	$23,786	$25,845
Basic net income per common limited partner unit	$0.70	$0.76
Diluted net income per common limited partner unit	$0.70	$0.76
Basic weighted average common limited partner units outstanding	33,986	33,953
Diluted weighted average common limited partner units outstanding	34,001	34,085

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$29,031	$30,485
Other comprehensive income (loss):
Change in pension liability	452	(1,507)
Total other comprehensive income (loss)	452	(1,507)
Comprehensive income	$29,483	$28,978

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$29,031	$30,485
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,648	26,701
Amortization of deferred financing fees	1,347	1,390
Bad debt expense	38	51
Unit-based compensation expense	1,094	204
Net gain loss on sale and disposition of assets	(2,128)	(4,911)
Changes in operating assets and liabilities:
Accounts receivable	40,579	(114,955)
Accounts receivable-affiliate	(1,655)	(1,099)
Inventories	180,867	2,229
Broker margin deposits	4,381	(19,905)
Prepaid expenses, all other current assets and other assets	(3,580)	10,658
Accounts payable	(245,723)	112,979
Trustee taxes payable	5,255	(342)
Change in derivatives	(8,002)	14,178
Accrued expenses, all other current liabilities and other long-term liabilities	(47,477)	(35,035)
Net cash (used in) provided by operating activities	(19,325)	22,628
Cash flows from investing activities
Acquisitions	—	(214,894)
Capital expenditures	(15,180)	(17,093)
Seller note issuances	(3,880)	—
Proceeds from sale of property and equipment, net	6,991	25,187
Net cash used in investing activities	(12,069)	(206,800)
Cash flows from financing activities
Net borrowings from working capital revolving credit facility	93,900	23,900
Net borrowings from revolving credit facility	—	184,600
LTIP units withheld for tax obligations	(469)	(6)
Distribution equivalent rights	(149)	—
Distributions to limited partners and general partner	(58,858)	(24,337)
Net cash provided by financing activities	34,424	184,157
Cash and cash equivalents
Increase (decrease) increase in cash and cash equivalents	3,030	(15)
Cash and cash equivalents at beginning of period	4,040	10,849
Cash and cash equivalents at end of period	$7,070	$10,834
Supplemental information
Cash paid during the period for interest	$29,259	$29,524

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three months ended March 31, 2023	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2022	$67,226	$72,305	$648,956	$406	$(449)	$788,444
Net income	1,682	1,781	23,786	1,782	—	29,031
Distributions to limited partners and general partner	(1,682)	(1,781)	(53,458)	(1,952)	—	(58,873)
Unit-based compensation	—	—	1,094	—	—	1,094
Other comprehensive income	—	—	—	—	452	452
LTIP units withheld for tax obligations	—	—	(469)	—	—	(469)
Distribution equivalent rights	—	—	(406)	—	—	(406)
Dividends on repurchased units	—	—	15	—	—	15
Balance at March 31, 2023	$67,226	$72,305	$619,518	$236	$3	$759,288

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three months ended March 31, 2022	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2021	$67,226	$72,305	$392,086	$(1,948)	$(1,902)	$527,767
Net income	1,682	1,781	25,845	1,177	—	30,485
Distributions to limited partners and general partner	(1,682)	(1,781)	(19,887)	(1,012)	—	(24,362)
Unit-based compensation	—	—	204	—	—	204
Other comprehensive loss	—	—	—	—	(1,507)	(1,507)
LTIP units withheld for tax obligations	—	—	(6)	—	—	(6)
Dividends on repurchased units	—	—	25	—	—	25
Balance at March 31, 2022	$67,226	$72,305	$398,267	$(1,783)	$(3,409)	$532,606

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of March 31, 2023, the Partnership had a portfolio of 1,656 owned, leased and/or supplied gasoline stations, including 343 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of March 31, 2023, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,322,050 common units, representing a 18.6% limited partner interest.

2023 Events

Acquisition of Houston Sites—On March 28, 2023, the Partnership and ExxonMobil signed an agreement to acquire 64 Houston-area convenience and fueling facilities from the Landmark Group. The transaction is subject to the satisfaction of closing conditions and is expected to be completed in the second quarter of 2023. Upon closing of the transaction, the assets will be purchased by Spring Partners Retail LLC, a joint venture between the Partnership and ExxonMobil, and the Partnership will act as the management company and operator.

Amendments to the Credit Agreement—On February 2, 2023, the Partnership and certain of its subsidiaries entered into the eighth amendment to the third amended and restated credit agreement which, among other things, permits the Partnership to request up to two reallocations per calendar year of the lending commitments among its facilities under the credit agreement. On May 2, 2023, the Partnership and certain of its subsidiaries entered into the ninth amendment to third amended and restated credit agreement and joinder which, among other things, increases the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extends the maturity date from May 6, 2024 to May 2, 2026. See Note 7 for additional information on the credit agreement.

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods. The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto contained in the Partnership’s Annual Report on Form 10-K. The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2023. The consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	59%	60%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	38%	37%
Convenience store and prepared food sales, rental income and sundries	3%	3%
Total	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Wholesale segment	22%	21%
Gasoline Distribution and Station Operations segment	75%	76%
Commercial segment	3%	3%
Total	100%	100%

See Note 13, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three months ended March 31, 2023 and 2022.

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

The preliminary fair values of the assets acquired and liabilities assumed as of September 20, 2022, the acquisition date, are set forth in the table below. The excess of the purchase price over the aggregate acquisition date value of identifiable net assets acquired was recorded as goodwill and assigned to the Gasoline Distribution and Station Operations (“GDSO”) segment. Substantially all of the goodwill is expected to be deductible for tax purposes. These preliminary acquisition date values were generally determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the acquisition accounting is not complete, and additional information that existed at the acquisition date may become known to the Partnership during the remainder of the measurement period. The Partnership is still in the process of valuing the assets acquired of Tidewater, including inventory, property and equipment and right of use assets, and liabilities.

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

There have been no changes to the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed during the three months ended March 31, 2023.

Supplemental Pro Forma Information—Revenues and net income not included in the Partnership’s consolidated operating results for Tidewater from January 1, 2022 through the acquisition date were immaterial.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended March 31, 2023
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$857,757	$1,185,866	$171,807	$2,215,430
Station operations	—	107,279	—	107,279
Total revenue from contracts with customers	857,757	1,293,145	171,807	2,322,709
Other sales:
Revenue originating as physical forward contracts and exchanges	1,601,151	—	86,065	1,687,216
Revenue from leases	515	19,887	—	20,402
Total other sales	1,601,666	19,887	86,065	1,707,618
Total sales	$2,459,423	$1,313,032	$257,872	$4,030,327

	Three Months Ended March 31, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$1,011,786	$1,276,961	$222,573	$2,511,320
Station operations	—	96,566	—	96,566
Total revenue from contracts with customers	1,011,786	1,373,527	222,573	2,607,886
Other sales:
Revenue originating as physical forward contracts and exchanges	1,765,004	—	107,409	1,872,413
Revenue from leases	913	19,326	—	20,239
Total other sales	1,765,917	19,326	107,409	1,892,652
Total sales	$2,777,703	$1,392,853	$329,982	$4,500,538

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both March 31, 2023 and December 31, 2022.

Note 4.    Inventories

The Partnership hedges substantially all of its petroleum and ethanol inventory using a variety of instruments, primarily exchange-traded futures contracts. These futures contracts are entered into when inventory is purchased and are either designated as fair value hedges against the inventory on a specific barrel basis for inventories qualifying for

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Distillates: home heating oil, diesel and kerosene	$100,813	$205,076
Gasoline	147,256	160,386
Gasoline blendstocks	42,266	51,900
Residual oil	61,916	112,457
Renewable identification numbers (RINs)	2,488	5,098
Crude oil	1,459	2,248
Convenience store inventory	29,105	29,566
Total	$385,303	$566,731

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $9.2 million and $2.3 million at March 31, 2023 and December 31, 2022, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $22.8 million and $24.3 million at March 31, 2023 and December 31, 2022, respectively. Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The Partnership’s goodwill, all of which has been allocated to the GDSO segment, was $427.8 million at both March 31, 2023 and December 31, 2022. There were no changes to goodwill during the three months ended March 31, 2023.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Buildings and improvements	$1,464,390	$1,441,893
Land	521,520	523,631
Fixtures and equipment	42,879	42,136
Idle plant assets	30,500	30,500
Construction in process	43,395	56,047
Capitalized internal use software	33,808	33,687
Total property and equipment	2,136,492	2,127,894
Less accumulated depreciation	932,131	909,723
Total	$1,204,361	$1,218,171

Property and equipment includes retail gasoline station assets held for sale of $1.4 million and $5.3 million at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, the Partnership had a $37.6 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both March 31, 2023 and December 31, 2022.

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

On February 2, 2023, the Partnership and certain of its subsidiaries entered into the eighth amendment to the third amended and restated credit agreement (the “Eighth Amendment”) which, among other things, permits the Partnership to request up to two reallocations per calendar year of the lending commitments among its facilities under the Credit Agreement (see “Eighth Amendment to the Credit Agreement” below). On May 2, 2023, the Partnership and certain of its subsidiaries entered into the ninth amendment to third amended and restated credit agreement and joinder which, among other things, increases the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extends the maturity date from May 6, 2024 to May 2, 2026. All other material terms of the Credit Agreement remain substantially the same as disclosed in Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2023, there were are two facilities under the Credit Agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $950.0 million; and

●	a $600.0 million revolving credit facility to be used for general corporate purposes.

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

The average interest rates for the Credit Agreement were 6.5% and 2.3% for the three months ended March 31, 2023 and 2022, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at March 31, 2023 the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $0 over the next twelve months.

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	March 31,	December 31,
	2023	2022
Total available commitments	$1,550,000	$1,550,000

Working capital revolving credit facility-current portion	247,300	153,400
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	99,000	99,000
Total borrowings outstanding	346,300	252,400

Less outstanding letters of credit	43,800	181,400

Total remaining availability for borrowings and letters of credit (1)	$1,159,900	$1,116,200
(1)	Subject to borrowing base limitations.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at March 31, 2023.

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the Credit Agreement.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

arrangements. The Partnership had unamortized deferred financing fees of $13.0 million and $14.4 million at March 31, 2023 and December 31, 2022, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $3.9 million and $4.8 million at March 31, 2023 and December 31, 2022, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $8.6 million and $9.0 million at March 31, 2023 and December 31, 2022, respectively. Unamortized fees related to the Partnership’s sale-lease transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.5 million and $0.6 million at March 31, 2023 and December 31, 2022, respectively.

Amortization expense of approximately $1.3 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Borrowings from working capital revolving credit facility	$751,400	$669,100
Payments on working capital revolving credit facility	(657,500)	(645,200)
Net borrowings from working capital revolving credit facility	$93,900	$23,900
Borrowings from revolving credit facility	$—	$384,000
Payments on revolving credit facility	—	(199,400)
Net borrowings from revolving credit facility	$—	$184,600

Eighth Amendment to the Credit Agreement

On February 2, 2023, the Partnership and certain of its subsidiaries entered into the Eighth Amendment which, among other things, permits the Partnership to request up to two reallocations per calendar year (each, a “Reallocation”) of a portion of the working capital revolving credit facility, the working capital interim facility and/or the revolving credit facility to the working capital revolving credit facility, the working capital interim facility and/or the revolving credit facility, as applicable. Each Reallocation shall be in a minimum amount of $50.0 million and, after giving effect to any such Reallocation, the amount of the aggregate commitments shall remain the same.

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

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at March 31, 2023 and December 31, 2022. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these senior notes.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing Obligations

The Partnership had financing obligations outstanding at March 31, 2023 and December 31, 2022 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these financial obligations.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at March 31, 2023:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	39,447	Thousands of barrels
Short	(41,073)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	5,339	Thousands of barrels
Short	(3,012)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2023	2022
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(514)	$(10,804)
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(4,819)	$21,771

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
Derivatives not designated as	Recognized in	March 31,
hedging instruments	Income on Derivatives	2023	2022
Commodity contracts	Cost of sales	$(2,241)	$5,748

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at March 31, 2023 and December 31, 2022 (in thousands):

		March 31, 2023
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(514)	$46,140	$45,626
Forward derivative contracts (1)	Derivative assets	—	18,554	18,554
Total asset derivatives		$(514)	$64,694	$64,180

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(38,969)	$(38,969)
Forward derivative contracts (1)	Derivative liabilities	—	(8,384)	(8,384)
Total liability derivatives		$—	$(47,353)	$(47,353)

		December 31, 2022
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(11,517)	$58,380	$46,863
Forward derivative contracts (1)	Derivative assets	—	19,848	19,848
Total asset derivatives		$(11,517)	$78,228	$66,711

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(51,974)	$(51,974)
Forward derivative contracts (1)	Derivative liabilities	—	(17,680)	(17,680)
Total liability derivatives		$—	$(69,654)	$(69,654)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Please read Note 2 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on derivative financial instruments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value at March 31, 2023
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$18,554	$—	$18,554
Exchange-traded/cleared derivative instruments (2)	6,657	—	12,393	19,050
Pension plans	18,668	—	—	18,668
Total assets	$25,325	$18,554	$12,393	$56,272

Liabilities:
Forward derivative contracts (1)	$—	$(8,384)	$—	$(8,384)

	Fair Value at December 31, 2022
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$19,848	$—	$19,848
Exchange-traded/cleared derivative instruments (2)	(5,111)	—	28,542	23,431
Pension plans	18,257	—	—	18,257
Total assets	$13,146	$19,848	$28,542	$61,536

Liabilities:
Forward derivative contracts (1)	$—	$(17,680)	$—	$(17,680)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	March 31, 2023		December 31, 2022
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$383,000	$400,000	$379,000
6.875% senior notes due 2029	$350,000	$320,250	$350,000	$315,875

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

Note 10.    Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2023 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	March 31,
Environmental Liability Related to:	2022	2023	2023	2023	2023
Retail gasoline stations	$66,703	$(578)	$(85)	$81	$66,121
Terminals	1,932	(19)	—	21	1,934
Total environmental liabilities	$68,635	$(597)	$(85)	$102	$68,055
Current portion	$4,606				$4,941
Long-term portion	64,029				63,114
Total environmental liabilities	$68,635				$68,055

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

Note 11.    Related Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of March 31, 2023, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $36.4 million and $39.7 million for the three months ended March 31, 2023 and 2022, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from the General Partner (in thousands):

	March 31,	December 31,
	2023	2022
Receivables from the General Partner (1)	$4,035	$2,380
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.

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

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, will occur upon the expiration of such storage contract. The Partnership recorded a total of approximately $7.3 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of March 31, 2023. Approximately $2.7 million of the total amount was recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2023.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At March 31, 2023, there were 33,995,563 common units issued, including 6,322,050 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the three months ended March 31, 2023.

Series A Preferred Units

At March 31, 2023, there were 2,760,000 9.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three months ended March 31, 2023.

Series B Preferred Units

At March 31, 2023, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit. There have been no changes to the Series B Preferred Units during the three months ended March 31, 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distribution to common unitholders during 2023 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2023 (1)(2)	12/31/22	$1.5725	$53,458	$569	$1,383	$55,410
(1)	This distribution consists of a quarterly distribution of $0.6350 per unit and a one-time special distribution of $0.9375 per unit.
(2)	The quarterly distribution of $0.6350 per unit resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution with respect to the $0.6350 per unit distribution. The General Partner agreed to waive its incentive distribution rights with respect to the one-time special distribution of $0.9375 per unit.

In addition, on April 25, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.6550 per unit ($2.62 per unit on an annualized basis) on all of its outstanding common units for the period from January 1, 2023 through March 31, 2023. On May 15, 2023, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 9, 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership paid the following cash distributions on the Series A Preferred Units and the Series B Preferred Units during 2023 (in thousands, except per unit data):

		Series A Preferred Units		Series B Preferred Units
	For the	Per Unit		Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution	Distribution	Distribution
2/15/2023	11/15/22 - 2/14/23	$0.609375	$1,682	$0.59375	$1,781

In addition, on April 17, 2023, the board of directors (“the Board”) of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from February 15, 2023 through May 14, 2023. This distribution will be payable on May 15, 2023 to holders of record as of the opening of business on May 1, 2023.

The Board also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from February 15, 2023 through May 14, 2023. This distribution will be payable on May 15, 2023 to holders of record as of the opening of business on May 1, 2023.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,175,623	$1,420,226
Distillates and other oils (1)(2)	1,283,800	1,357,477
Total	$2,459,423	$2,777,703
Product margin
Gasoline and gasoline blendstocks	$20,386	$(2,285)
Distillates and other oils (1)(2)	32,747	49,373
Total	$53,133	$47,088
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,185,866	$1,276,961
Station operations (3)	127,166	115,892
Total	$1,313,032	$1,392,853
Product margin
Gasoline	$120,816	$114,886
Station operations (3)	62,730	58,097
Total	$183,546	$172,983
Commercial Segment:
Sales	$257,872	$329,982
Product margin	$8,127	$8,141
Combined sales and Product margin:
Sales	$4,030,327	$4,500,538
Product margin (4)	$244,806	$228,212
Depreciation allocated to cost of sales	(22,742)	(21,974)
Combined gross profit	$222,064	$206,238
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Segment reporting results for the three months ended March 31, 2022 have been reclassified within the Wholesale segment to conform to the Partnership’s current presentation. Specifically, results from crude oil previously shown separately are included in distillates and other oils as results from crude oil are immaterial.
(3)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(4)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 96 million gallons and 101 million gallons of the GDSO segment’s sales for the three months ended March 31, 2023 and 2022, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Combined gross profit	$222,064	$206,238
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	62,256	56,281
Operating expenses	108,353	99,233
Amortization expense	2,084	2,499
Net gain on sale and disposition of assets	(2,128)	(4,911)
Total operating costs and expenses	170,565	153,102
Operating income	51,499	53,136
Interest expense	(22,068)	(21,474)
Income tax expense	(400)	(1,177)
Net income	$29,031	$30,485

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three months ended March 31, 2023 and 2022.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2023 and December 31, 2022 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
March 31, 2023	$553,783	$—	$1,908,210	$462,753	$2,924,746
December 31, 2022	$738,995	$—	$1,944,135	$477,755	$3,160,885

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

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2023 and December 31, 2022, respectively, excludes 9,791 and 58,044 common units held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$29,031	$27,249	$1,782	$—	$30,485	$29,308	$1,177	$—
Declared distribution	$24,016	$22,267	$162	$1,587	$21,344	$20,227	$144	$973
Assumed allocation of undistributed net income	5,015	4,982	33	—	9,141	9,081	60	—
Assumed allocation of net income	$29,031	$27,249	$195	$1,587	$30,485	$29,308	$204	$973
Less: Preferred limited partner interest in net income		3,463				3,463
Net income attributable to common limited partners		$23,786				$25,845
Denominator:
Basic weighted average common units outstanding		33,986				33,953
Dilutive effect of phantom units		15				132
Diluted weighted average common units outstanding		34,001				34,085
Basic net income per common limited partner unit		$0.70				$0.76
Diluted net income per common limited partner unit		$0.70				$0.76

The board of directors of the General Partner declared the following quarterly cash distribution on its common units:

	Per Common Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 25, 2023	$0.6550	March 31, 2023

The board of directors of the General Partner declared the following quarterly cash distributions on the Series A Preferred Units and the Series B Preferred Units:

	Series A Preferred Units	Series B Preferred Units
	Per Unit Cash	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Distribution Declared	Quarterly Period Covering
April 17, 2023	$0.609375	$0.59375	February 15, 2023 - May 14, 2023

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

Note 16.    New Accounting Standards

There have been no recently issued accounting standards that are expected to have a material impact on the Partnership’s consolidated financial statements.

Note 17.    Subsequent Events

Distribution to Common Unitholders—On April 25, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.6550 per unit ($2.62 per unit on an annualized basis) for the period from January 1, 2023 through March 31, 2023. On May 15, 2023, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 9, 2023.

Distribution to Series A Preferred Unitholders—On April 17, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units, covering the period from February 15, 2023 through May 14, 2023. This distribution will be payable on May 15, 2023 to holders of record as of the opening of business on May 1, 2023.

Distribution to Series B Preferred Unitholders—On April 17, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from February 15, 2023 through May 14, 2023. This distribution will be payable on May 15, 2023 to holders of record as of the opening of business on May 1, 2023.

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

●Our motor fuel sales could be significantly reduced by a reduction in demand due to higher prices and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles. In addition to new technologies and alternative fuel sources, changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. Any of these outcomes could negatively affect our financial condition, results of operations and cash available for distribution to our unitholders.

●Effects of climate change and impacts to areas prone to sea level rise or other extreme weather events could have the potential to adversely affect our assets and operations.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of March 31, 2023, we had a portfolio of 1,656 owned, leased and/or supplied gasoline stations, including 343 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $3.9 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three months ended March 31, 2023. In addition, we had other revenues of approximately $0.1 billion for the three months ended March 31, 2023 from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2023 Events

Acquisition of Houston Sites—On March 28, 2023, we and ExxonMobil signed an agreement to acquire 64 Houston-area convenience and fueling facilities from the Landmark Group. The transaction is subject to the satisfaction of closing conditions and is expected to be completed in the second quarter of 2023. Upon closing of the transaction, the assets will be purchased by Spring Partners Retail LLC, a joint venture between us and ExxonMobil, and we will act as the management company and operator.

Amendments to the Credit Agreement—On February 2, 2023, we and certain of our subsidiaries entered into the eighth amendment to our credit agreement which, among other things, permits us to request up to two reallocations per calendar year of the lending commitments among our facilities under our credit agreement. On May 2, 2023, we and certain of our subsidiaries entered into the ninth amendment to third amended and restated credit agreement and joinder which, among other things, increases the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extends the maturity date from May 6, 2024 to May 2, 2026. See “—Liquidity and Capital Resources—Credit Agreement.”

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

As of March 31, 2023, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	343
Commissioned agents	297
Lessee dealers	188
Contract dealers	828
Total	1,656

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net income	$29,031	$30,485
EBITDA (1)	$78,147	$79,837
Adjusted EBITDA (1)	$76,019	$74,926
Distributable cash flow (2)(3)	$46,328	$49,877
Wholesale Segment:
Volume (gallons)	928,567	976,837
Sales
Gasoline and gasoline blendstocks	$1,175,623	$1,420,226
Distillates and other oils (4)(5)	1,283,800	1,357,477
Total	$2,459,423	$2,777,703
Product margin
Gasoline and gasoline blendstocks	$20,386	$(2,285)
Distillates and other oils (4)(5)	32,747	49,373
Total	$53,133	$47,088
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	379,226	376,486
Sales
Gasoline	$1,185,866	$1,276,961
Station operations (6)	127,166	115,892
Total	$1,313,032	$1,392,853
Product margin
Gasoline	$120,816	$114,886
Station operations (6)	62,730	58,097
Total	$183,546	$172,983
Commercial Segment:
Volume (gallons)	99,672	116,802
Sales	$257,872	$329,982
Product margin	$8,127	$8,141
Combined sales and product margin:
Sales	$4,030,327	$4,500,538
Product margin (7)	$244,806	$228,212
Depreciation allocated to cost of sales	(22,742)	(21,974)
Combined gross profit	$222,064	$206,238

GDSO portfolio as of March 31, 2023 and 2022:	2023	2022
Company operated	343	342
Commissioned agents	297	293
Lessee dealers	188	196
Contract dealers	828	858
Total GDSO portfolio	1,656	1,689

	Three Months Ended
	March 31,
	2023	2022
Weather conditions:
Normal heating degree days	2,870	2,870
Actual heating degree days	2,413	2,768
Variance from normal heating degree days	(16)%	(4)%
Variance from prior period actual heating degree days	(13)%	3%
(1)	EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow includes a net gain on sale and disposition of assets of $2.1 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively.
(4)	Distillates and other oils (primarily residual oil and crude oil).
(5)	Segment reporting results for the three months ended March 31, 2022 have been reclassed within the Wholesale segment to conform to our current presentation. Specifically, results from crude oil previously shown separately are included in distillates and other oils as results from crude oil are immaterial.
(6)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(7)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$29,031	$30,485
Depreciation and amortization	26,648	26,701
Interest expense	22,068	21,474
Income tax expense	400	1,177
EBITDA	78,147	79,837
Net gain on sale and disposition of assets	(2,128)	(4,911)
Adjusted EBITDA	$76,019	$74,926

Reconciliation of net cash (used in) provided by operating activities to EBITDA and Adjusted EBITDA:
Net cash (used in) provided by operating activities	$(19,325)	$22,628
Net changes in operating assets and liabilities and certain non-cash items	75,004	34,558
Interest expense	22,068	21,474
Income tax expense	400	1,177
EBITDA	78,147	79,837
Net gain on sale and disposition of assets	(2,128)	(4,911)
Adjusted EBITDA	$76,019	$74,926

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Reconciliation of net income to distributable cash flow:
Net income	$29,031	$30,485
Depreciation and amortization	26,648	26,701
Amortization of deferred financing fees	1,347	1,390
Amortization of routine bank refinancing fees	(1,138)	(1,181)
Maintenance capital expenditures	(9,560)	(7,518)
Distributable cash flow (1)(2)	46,328	49,877
Distributions to preferred unitholders (3)	(3,463)	(3,463)
Distributable cash flow after distributions to preferred unitholders	$42,865	$46,414

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(19,325)	$22,628
Net changes in operating assets and liabilities and certain non-cash items	75,004	34,558
Amortization of deferred financing fees	1,347	1,390
Amortization of routine bank refinancing fees	(1,138)	(1,181)
Maintenance capital expenditures	(9,560)	(7,518)
Distributable cash flow (1)(2)	46,328	49,877
Distributions to preferred unitholders (3)	(3,463)	(3,463)
Distributable cash flow after distributions to preferred unitholders	$42,865	$46,414
(1)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow includes a net gain on sale and disposition of assets of $2.1 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively.
(3)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $4.0 billion and $4.5 billion for the three months ended March 31, 2023 and 2022, respectively, a decrease of $0.5 billion, or 11%, primarily due to a decrease in prices and in volume sold. Our aggregate volume of product sold was 1.4 billion gallons and 1.5 billion gallons for the three months ended March 31, 2023 and 2022, respectively, decreasing 62 million gallons (consisting of decreases of 48 million gallons and 17 million gallons in our Wholesale and Commercial segments, respectively, offset by an increase of 3 million gallons in our GDSO segment).

Gross Profit

Our gross profit was $222.1 million and $206.2 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $15.9 million, or 8%. In our GDSO segment, our product margins benefitted from our acquisitions of Consumers Petroleum of Connecticut, Incorporated (“Consumers Petroleum”) on January 25, 2022, Miller Oil Co., Inc. (“Miller Oil”) on February 1, 2022 and Tidewater Convenience, Inc. (“Tidewater”) on September 20, 2022 (collectively, the “2022 Acquisitions”). Our gasoline distribution product margin increased due to higher fuel margins (cents per gallon) and higher volume due to the 2022 Acquisitions. Our station operations product margin increased due to increased activity at our convenience stores, in part due to the 2022 Acquisitions. In our Wholesale segment, our product margins in gasoline and gasoline blendstocks benefitted from more favorable market conditions while distillates and other oils were negatively impacted by less favorable market conditions.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $1.2 billion and $1.4 billion for the three months ended March 31, 2023 and 2022, respectively, decreasing $244.6 million, or 17%, due to a decrease in prices and in volume sold. Our gasoline and gasoline blendstocks product margin was $20.4 million and ($2.3 million) for the three months ended March 31, 2023 and 2022, respectively, an increase of $22.7 million, primarily due to more favorable market conditions during the first quarter compared to the first quarter of 2022.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil ) were $1.3 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively, decreasing $73.7 million, or 5%, primarily due to a decrease in prices and a decrease in distillate volume sold, offset by an increase in residual oil volume sold. Our product margin from distillates and other oils was $32.7 million and $49.4 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $16.7 million, or 34%, primarily due to less favorable market conditions in distillates and residual oil, offset by improved margins in crude oil. Our sales, volumes sold and product margins related to weather-sensitive products were negatively impacted for the first quarter in 2023 due to warmer weather. Temperatures were 16% warmer than normal during the first quarter of 2023 and 13% warmer than the first quarter of 2022.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.2 billion and $1.3 billion for the three months ended March 31, 2023 and 2022, respectively, a decrease of $0.1 billion, or 7%, primarily due to a decrease in prices. Our product margin from gasoline distribution was $120.8 million and $114.9 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $5.9 million, or 5%, primarily due to higher fuel margins (cents per gallon) and higher volume sold due to the 2022 Acquisitions.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $127.2 million and $115.9 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $11.3 million, or 10%. Our product margin from station operations was $62.7 million and $58.1 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $4.6 million, or 8%. The increases in sales and product margin are primarily due to an increase in activity at our convenience stores, including the 2022 Acquisitions.

Results for Commercial Segment

Our commercial sales were $257.9 million and $330.0 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $72.1 million or 22%, primarily due to a decrease in prices and in volume sold. Our commercial product margin was $8.1 million for each of the three months ended March 31, 2023 and 2022.

Selling, General and Administrative Expenses

SG&A expenses were $62.3 million and $56.3 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $6.0 million, or 11%, including increases of $5.0 million in wages and benefits and $3.1 million in various other SG&A expenses, offset by a decrease of $2.1 million in accrued discretionary incentive compensation.

Operating Expenses

Operating expenses were $108.3 million and $99.2 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $9.1 million, or 9%, largely due to an increase of $8.5 million associated with our GDSO operations, including the 2022 Acquisitions, in part due to higher salary expense and higher rent expense due in part to greater activity at our stores and an increase in maintenance and repair expenses. Operating expenses associated with our terminal operations increased $0.6 million, partially due to an increase in maintenance and repair expenses.

Amortization Expense

Amortization expense related to intangible assets was $2.1 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $2.1 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively, primarily due to the sale of GDSO sites.

Interest Expense

Interest expense was $22.1 million and $21.5 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $0.6 million, or 3%, due in part to lower average balances on our credit facilities, offset by higher interest rates.

Income Tax Expense

Income tax expense was $0.4 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. The respective income tax expense predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $177.8 million and $197.8 million at March 31, 2023 and December 31, 2022, respectively, a decrease of $20.0 million. Changes in current assets and current liabilities decreasing our working capital primarily include a decrease of $181.4 million in inventories due do carrying lower levels of inventories and to lower prices, a decrease of $40.6 million in accounts receivable in part due to lower prices and an increase of $93.9 million in the current portion of our working capital revolving credit facility. The decrease in working capital was offset by a decrease of $245.7 million in accounts payable also in part due to lower prices and $41.5 million in accrued expenses and other current liabilities.

Cash Distributions

Common Units

During 2023, we paid the following cash distribution to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2023 (1)	$55.4 million	Fourth quarter 2022
(1)	This distribution consists of a quarterly distribution of $0.6350 per unit and a one-time special distribution of $0.9375 per unit. Our general partner agreed to waive its incentive distribution rights with respect to the special distribution.

In addition, on April 25, 2023, the board of directors of our general partner declared a quarterly cash distribution of $0.6550 per unit ($2.62 per unit on an annualized basis) on all of our outstanding common units for the period from January 1, 2023 through March 31, 2023 to our common unitholders of record as of the close of business on May 9, 2023. We expect to pay the total cash distribution of approximately $24.0 million on May 15, 2023.

Preferred Units

During 2023, we paid the following cash distributions to holders of the Series A Preferred Units and the Series B Preferred Units:

	Series A	Series B
	Preferred Units	Preferred Units	Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Total Paid	Quarterly Period Covering
February 15, 2023	$1.7 million	$1.8 million	November 15, 2022 - February 14, 2023

In addition, on April 17, 2023, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from February 15, 2023 through May 14, 2023 to our Series A preferred unitholders of record as of the opening of business on May 1, 2023. We expect to pay the total cash distribution of approximately $1.7 million on May 15, 2023.

The board of directors of our general partner also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from February 15, 2023 through May 14, 2023 to our Series B preferred unitholders of record as of the opening of business on May 1, 2023. We expect to pay the total cash distribution of approximately $1.8 million on May 15, 2023.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at March 31, 2023 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2023	Beyond 2023	Total
Credit facility obligations (1)	$16,807	$354,174	$370,981
Senior notes obligations (2)	26,031	994,346	1,020,377
Operating lease obligations (3)	63,991	275,610	339,601
Other long-term liabilities (4)	12,190	57,931	70,121
Financing obligations (5)	11,659	97,933	109,592
Total	$130,678	$1,779,994	$1,910,672
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2023 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 6, 2024 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See Note 9 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our brand fee agreement and amounts related to our access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation. See Note 9 of Notes to Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $9.6 million and $7.5 million in maintenance capital expenditures for the three months ended March 31, 2023 and 2022, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $8.5 million and $7.1 million for the three months ended March 31, 2023 and 2022, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $5.6 million and $9.6 million in expansion capital expenditures, excluding acquired property and equipment, for the three months ended March 31, 2023 and 2022, respectively, primarily related to investments in our gasoline station business.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(19,325)	$22,628
Net cash used in investing activities	$(12,069)	$(206,800)
Net cash provided by financing activities	$34,424	$184,157

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash (used in) provided by operating activities was ($19.3 million) and $22.6 million for the three months ended March 31, 2023 and 2022, respectively, for a period-over-period decrease in cash flow from operating activities of $41.9 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Decrease (increase) in accounts receivable	$40,579	$(114,955)
Decrease in inventories	$180,867	$2,229
(Decrease) increase in accounts payable	$(245,723)	$112,979

For the three months ended March 31, 2023, the decreases in accounts receivable, inventories and accounts payable are primarily due to the decrease in prices. The decrease in inventories is also partly due to carrying lower levels of inventories during the period.

For the three months ended March 31, 2022, the increases in accounts receivable and accounts payable are largely due to the increase in prices. The decrease in inventories is primarily due to carrying lower levels of inventories during the quarter, offset by the increase in prices.

Investing Activities

Net cash used in investing activities was $12.1 million for the three months ended March 31, 2023 and included $9.6 million in maintenance capital expenditures, $5.6 million in expansion capital expenditures and $3.9 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations. Net cash used in investing activities was offset by $7.0 million in proceeds from the sale of property and equipment.

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

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the three months ended March 31, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $34.4 million for the three months ended March 31, 2023 and included $93.9 million in net borrowings from our working capital revolving credit facility, offset by $58.9 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, and $0.5 million in LTIP units withheld for tax obligations and $0.1 million in distribution equivalent rights, both of which are related to awards that vested in 2023.

Net cash provided by financing activities was $184.2 million for the three months ended March 31, 2022 and included $184.6 million in net borrowings from our revolving credit facility, primarily to fund the 2022 Acquisitions offset by payments on our revolving credit facility, and $23.9 million in net borrowing from our working capital revolving credit facility due primarily to the increase in prices, offset by $24.3 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner.

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

On February 2, 2023, we and certain of our subsidiaries entered into the eighth amendment to the third amended and restated credit agreement (the “Eighth Amendment”) which, among other things, permits us to request up to two reallocations per calendar year of the lending commitments among our facilities under our credit agreement (see “Eighth Amendment to the Credit Agreement” below). On May 2, 2023, we and certain of our subsidiaries entered into the ninth amendment to third amended and restated credit agreement and joinder which, among other things, increases the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extends the maturity date from May 6, 2024 to May 2, 2026. All other material terms of the credit agreement remain substantially the same as disclosed in Note 9 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of March 31, 2023, there were two facilities under the credit agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $950.0 million; and

●	a $600.0 million revolving credit facility to be used for general corporate purposes.

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

The average interest rates for the credit agreement were 6.5% and 2.3% for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, we had $247.3 million borrowings outstanding on the working capital revolving credit facility and $99.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $43.8 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.16 billion and $1.12 billion at March 31, 2023 and December 31, 2022, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at March 31, 2023.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the credit agreement.

Eighth Amendment to the Credit Agreement

On February 2, 2023, we and certain of our subsidiaries entered into the Eighth Amendment which, among other things, permits us to request up to two reallocations per calendar year (each, a “Reallocation”) of a portion of the working capital revolving credit facility, the working capital interim facility and/or the revolving credit facility to the working capital revolving credit facility, the working capital interim facility and/or the revolving credit facility, as applicable. Each Reallocation shall be in a minimum amount of $50.0 million and, after giving effect to any such Reallocation, the amount of the aggregate commitments shall remain the same.

Pursuant to the terms of the credit agreement, we requested, and the lenders under the credit agreement agreed to, a Reallocation of $150.0 million of the working capital revolving credit facility to the revolving credit facility. After giving effect to such Reallocation, the working capital revolving credit facility is $950.0 million, and the revolving credit facility is $600.0 million.

Senior Notes

We had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at March 31, 2023 and December 31, 2022. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Financing Obligations

We had financing obligations outstanding at March 31, 2023 and December 31, 2022 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—

Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in our policies that had a significant impact on our financial condition and results of operations for the periods covered in this report.

During the three months ended March 31, 2023, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

As of March 31, 2023, we had total borrowings outstanding under our credit agreement of $346.3 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $3.5 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At March 31, 2023, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31,	Effect of 10%	Effect of 10%
	2023	Price Increase	Price Decrease
Exchange traded derivative contracts	$6,657	$(25,362)	$25,362
Forward derivative contracts	10,170	(8,726)	8,726
Total	$16,827	$(34,088)	$34,088

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2023. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $19.0 million at March 31, 2023.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is included in Note 15 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results.

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

10.1*#

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

10.2	—	Eighth Amendment to Third Amended and Restated Credit Agreement, dated February 2, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2023).

10.3#	—	Ninth Amendment to Third Amended and Restated Credit Agreement and Joinder, dated May 2, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2023).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 5, 2023		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2023		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)