Form 10-Q
period 2023-06-30
GLOBAL PARTNERS LP
filed 2023-08-04
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The issuer had 33,995,563 common units outstanding as of August 2, 2023.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$11,044	$4,040
Accounts receivable, net	430,792	478,837
Accounts receivable-affiliates	10,745	2,380
Inventories	343,866	566,731
Brokerage margin deposits	15,647	23,431
Derivative assets	16,539	19,848
Prepaid expenses and other current assets	72,354	73,992
Total current assets	900,987	1,169,259
Property and equipment, net	1,199,986	1,218,171
Right of use assets, net	271,051	288,142
Intangible assets, net	22,753	26,854
Goodwill	427,715	427,780
Equity method investment	70,686	—
Other assets	43,732	30,679
Total assets	$2,936,910	$3,160,885
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$398,648	$530,940
Working capital revolving credit facility-current portion	89,400	153,400
Lease liability-current portion	60,102	64,919
Environmental liabilities-current portion	4,941	4,606
Trustee taxes payable	55,992	42,972
Accrued expenses and other current liabilities	140,236	156,964
Derivative liabilities	5,027	17,680
Total current liabilities	754,346	971,481
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	119,000	99,000
Senior notes	741,867	741,015
Long-term lease liability-less current portion	218,879	231,427
Environmental liabilities-less current portion	62,419	64,029
Financing obligations	140,235	141,784
Deferred tax liabilities	66,159	66,400
Other long-term liabilities	58,473	57,305
Total liabilities	2,161,378	2,372,441
Partners’ equity
Series A preferred limited partners (2,760,000 units issued and outstanding at June 30, 2023 and December 31, 2022)	67,226	67,226
Series B preferred limited partners (3,000,000 units issued and outstanding at June 30, 2023 and December 31, 2022)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,985,772 outstanding at June 30, 2023 and 33,995,563 units issued and 33,937,519 outstanding at December 31, 2022)	634,500	648,956
General partner interest (0.67% interest with 230,303 equivalent units outstanding at June 30, 2023 and December 31, 2022)	826	406
Accumulated other comprehensive loss	675	(449)
Total partners’ equity	775,532	788,444
Total liabilities and partners’ equity	$2,936,910	$3,160,885

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales	$3,831,690	$5,323,650	$7,862,017	$9,824,188
Cost of sales	3,589,031	5,042,174	7,397,294	9,336,474
Gross profit	242,659	281,476	464,723	487,714
Costs and operating expenses:
Selling, general and administrative expenses	66,696	60,870	128,952	117,151
Operating expenses	110,379	108,525	218,732	207,758
Amortization expense	2,018	2,117	4,102	4,616
Net loss (gain) on sale and disposition of assets	884	(76,849)	(1,244)	(81,760)
Total costs and operating expenses	179,977	94,663	350,542	247,765
Operating income	62,682	186,813	114,181	239,949
Other income (expense):
Income from equity method investment	1,204	—	1,204	—
Interest expense	(21,806)	(21,056)	(43,874)	(42,530)
Income before income tax expense	42,080	165,757	71,511	197,419
Income tax expense	(691)	(2,950)	(1,091)	(4,127)
Net income	41,389	162,807	70,420	193,292
Less: General partner’s interest in net income, including incentive distribution rights	2,339	2,166	4,121	3,343
Less: Preferred limited partner interest in net income	3,463	3,463	6,926	6,926
Net income attributable to common limited partners	$35,587	$157,178	$59,373	$183,023
Basic net income per common limited partner unit	$1.05	$4.63	$1.75	$5.39
Diluted net income per common limited partner unit	$1.05	$4.61	$1.75	$5.37
Basic weighted average common limited partner units outstanding	33,986	33,928	33,986	33,940
Diluted weighted average common limited partner units outstanding	34,006	34,066	34,008	34,074

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$41,389	$162,807	$70,420	$193,292
Other comprehensive income (loss):
Change in pension liability	672	(2,946)	1,124	(4,453)
Total other comprehensive income (loss)	672	(2,946)	1,124	(4,453)
Comprehensive income	$42,061	$159,861	$71,544	$188,839

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$70,420	$193,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,445	51,652
Amortization of deferred financing fees	2,711	2,737
Bad debt expense	496	(255)
Unit-based compensation expense	3,161	706
Write-off of financing fees	482	—
Net gain on sale and disposition of assets	(1,244)	(81,760)
Income from equity method investment	(1,204)	—
Changes in operating assets and liabilities:
Accounts receivable	47,549	(103,734)
Accounts receivable-affiliate	(8,365)	(511)
Inventories	222,251	83,037
Broker margin deposits	7,784	(2,295)
Prepaid expenses, all other current assets and other assets	(5,568)	19,964
Accounts payable	(132,292)	220,328
Trustee taxes payable	13,020	(6,907)
Change in derivatives	(9,344)	16,315
Accrued expenses, all other current liabilities and other long-term liabilities	(17,365)	(7,376)
Net cash provided by operating activities	245,937	385,193
Cash flows from investing activities
Equity method investment	(69,482)	—
Acquisitions	—	(214,826)
Capital expenditures	(37,286)	(42,417)
Seller note issuances	(8,155)	—
Proceeds from sale of property and equipment, net	7,350	124,673
Net cash used in investing activities	(107,573)	(132,570)
Cash flows from financing activities
Net payments on working capital revolving credit facility	(64,000)	(284,000)
Net borrowings from revolving credit facility	20,000	79,600
Repurchase of common units	—	(2,567)
LTIP units withheld for tax obligations	(469)	(6)
Distribution equivalent rights	(560)	—
Distributions to limited partners and general partner	(86,331)	(49,118)
Net cash used in financing activities	(131,360)	(256,091)
Cash and cash equivalents
Increase (decrease) increase in cash and cash equivalents	7,004	(3,468)
Cash and cash equivalents at beginning of period	4,040	10,849
Cash and cash equivalents at end of period	$11,044	$7,381
Supplemental information
Cash paid during the period for interest	$33,400	$31,713

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and six months ended June 30, 2023	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2022	$67,226	$72,305	$648,956	$406	$(449)	$788,444
Net income	1,682	1,781	23,786	1,782	—	29,031
Distributions to limited partners and general partner	(1,682)	(1,781)	(53,458)	(1,952)	—	(58,873)
Unit-based compensation	—	—	1,094	—	—	1,094
Other comprehensive income	—	—	—	—	452	452
LTIP units withheld for tax obligations	—	—	(469)	—	—	(469)
Distribution equivalent rights	—	—	(406)	—	—	(406)
Dividends on repurchased units	—	—	15	—	—	15
Balance at March 31, 2023	$67,226	$72,305	$619,518	$236	$3	$759,288
Net income	1,682	1,781	35,587	2,339	—	41,389
Distributions to limited partners and general partner	(1,682)	(1,781)	(22,267)	(1,749)	—	(27,479)
Unit-based compensation	—	—	2,067	—	—	2,067
Other comprehensive income	—	—	—	—	672	672
Distribution equivalent rights	—	—	(411)	—	—	(411)
Dividends on repurchased units	—	—	6	—	—	6
Balance at June 30, 2023	$67,226	$72,305	$634,500	$826	$675	$775,532

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and six months ended June 30, 2022	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2021	$67,226	$72,305	$392,086	$(1,948)	$(1,902)	$527,767
Net income	1,682	1,781	25,845	1,177	—	30,485
Distributions to limited partners and general partner	(1,682)	(1,781)	(19,887)	(1,012)	—	(24,362)
Unit-based compensation	—	—	204	—	—	204
Other comprehensive loss	—	—	—	—	(1,507)	(1,507)
LTIP units withheld for tax obligations	—	—	(6)	—	—	(6)
Dividends on repurchased units	—	—	25	—	—	25
Balance at March 31, 2022	$67,226	$72,305	$398,267	$(1,783)	$(3,409)	$532,606
Net income	1,682	1,781	157,178	2,166	—	162,807
Distributions to limited partners and general partner	(1,682)	(1,781)	(20,227)	(1,117)	—	(24,807)
Unit-based compensation	—	—	502	—	—	502
Other comprehensive loss	—	—	—	—	(2,946)	(2,946)
Repurchase of common units	—	—	(2,567)	—	—	(2,567)
Distribution equivalent rights	—	—	(324)	—	—	(324)
Dividends on repurchased units	—	—	26	—	—	26
Balance at June 30, 2022	$67,226	$72,305	$532,855	$(734)	$(6,355)	$665,297

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of June 30, 2023, the Partnership had a portfolio of 1,646 owned, leased and/or supplied gasoline stations, including 341 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of June 30, 2023, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,374,780 common units, representing a 18.7% limited partner interest.

2023 Events

Acquisition of Houston Sites—On June 1, 2023, Spring Partners Retail LLC, a joint venture owned by subsidiaries of the Partnership and Exxon Mobil Corporation, completed its acquisition of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. See Note 11 for additional information.

Amendments to the Credit Agreement—On February 2, 2023, the Partnership and certain of its subsidiaries entered into the eighth amendment to the third amended and restated credit agreement which, among other things, permits the Partnership to request up to two reallocations per calendar year of the lending commitments among its facilities under the credit agreement. On May 2, 2023, the Partnership and certain of its subsidiaries entered into the ninth amendment to third amended and restated credit agreement and joinder which, among other things, increased the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extended the maturity date from May 6, 2024 to May 2, 2026. See Note 7 for additional information on the credit agreement.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods. The interim financial information, which has been prepared pursuant to the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto contained in the Partnership’s Annual Report on Form 10-K. Other than the new accounting policy for equity method investments discussed below, the significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2023. The consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Partnership applies the equity method of accounting to investments when the Partnership has significant influence, but not a controlling interest in the investee. Under this method, the investment is carried originally at cost, increased by any allocated share of the investee’s net income and contributions made, and decreased by any allocated share of the investee’s net losses and distributions received. The investee’s allocated share of income and losses is based on the rights and priorities outlined in the joint venture agreement discussed in Note 11.

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	73%	72%	66%	67%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	23%	25%	31%	30%
Convenience store and prepared food sales, rental income and sundries	4%	3%	3%	3%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Wholesale segment	22%	30%	22%	26%
Gasoline Distribution and Station Operations segment	75%	66%	75%	70%
Commercial segment	3%	4%	3%	4%
Total	100%	100%	100%	100%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

See Note 14, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and six months ended June 30, 2023 and 2022.

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

The final fair values of the assets acquired and liabilities assumed as of September 20, 2022, the acquisition date, are set forth in the table below. The excess of the purchase price over the aggregate acquisition date value of identifiable net assets acquired was recorded as goodwill and assigned to the Gasoline Distribution and Station Operations (“GDSO”) segment. Substantially all of the goodwill is expected to be deductible for tax purposes.

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

(Unaudited)

Note 3.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended June 30, 2023
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$678,616	$1,350,354	$152,500	$2,181,470
Station operations	—	128,004	—	128,004
Total revenue from contracts with customers	678,616	1,478,358	152,500	2,309,474
Other sales:
Revenue originating as physical forward contracts and exchanges	1,427,455	—	74,026	1,501,481
Revenue from leases	639	20,096	—	20,735
Total other sales	1,428,094	20,096	74,026	1,522,216
Total sales	$2,106,710	$1,498,454	$226,526	$3,831,690

	Three Months Ended June 30, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$1,014,399	$1,813,436	$243,183	$3,071,018
Station operations	—	124,667	—	124,667
Total revenue from contracts with customers	1,014,399	1,938,103	243,183	3,195,685
Other sales:
Revenue originating as physical forward contracts and exchanges	1,987,471	—	120,226	2,107,697
Revenue from leases	621	19,647	—	20,268
Total other sales	1,988,092	19,647	120,226	2,127,965
Total sales	$3,002,491	$1,957,750	$363,409	$5,323,650

	Six Months Ended June 30, 2023
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$1,536,373	$2,536,220	$324,307	$4,396,900
Station operations	—	235,283	—	235,283
Total revenue from contracts with customers	1,536,373	2,771,503	324,307	4,632,183
Other sales:
Revenue originating as physical forward contracts and exchanges	3,028,606	—	160,091	3,188,697
Revenue from leases	1,154	39,983	—	41,137
Total other sales	3,029,760	39,983	160,091	3,229,834
Total sales	$4,566,133	$2,811,486	$484,398	$7,862,017

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$2,026,185	$3,090,397	$465,756	$5,582,338
Station operations	—	221,233	—	221,233
Total revenue from contracts with customers	2,026,185	3,311,630	465,756	5,803,571
Other sales:
Revenue originating as physical forward contracts and exchanges	3,752,475	—	227,635	3,980,110
Revenue from leases	1,534	38,973	—	40,507
Total other sales	3,754,009	38,973	227,635	4,020,617
Total sales	$5,780,194	$3,350,603	$693,391	$9,824,188

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both June 30, 2023 and December 31, 2022.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Distillates: home heating oil, diesel and kerosene	$98,305	$205,076
Gasoline	131,472	160,386
Gasoline blendstocks	40,369	51,900
Residual oil	39,265	112,457
Renewable identification numbers (RINs)	2,088	5,098
Crude oil	1,432	2,248
Convenience store inventory	30,935	29,566
Total	$343,866	$566,731

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $4.3 million and $2.3 million at June 30, 2023 and December 31, 2022, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $38.0 million and $24.3 million at June 30, 2023 and December 31, 2022, respectively. Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2022	$427,780
Dispositions (1)	(65)
Balance at June 30, 2023	$427,715
(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets.

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Buildings and improvements	$1,475,976	$1,441,893
Land	520,770	523,631
Fixtures and equipment	44,444	42,136
Idle plant assets	30,500	30,500
Construction in process	48,053	56,047
Capitalized internal use software	33,808	33,687
Total property and equipment	2,153,551	2,127,894
Less accumulated depreciation	953,565	909,723
Total	$1,199,986	$1,218,171

Property and equipment includes retail gasoline station assets held for sale of $2.1 million and $5.3 million at June 30, 2023 and December 31, 2022, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2023, the Partnership had a $37.0 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both June 30, 2023 and December 31, 2022.

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

Note 7.    Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.55 billion senior secured credit facility (the “Credit Agreement”). The Credit Agreement matures on May 2, 2026.

On February 2, 2023, the Partnership and certain of its subsidiaries entered into the eighth amendment to the third amended and restated credit agreement (the “Eighth Amendment”) which, among other things, permits the Partnership to request up to two reallocations per calendar year of the lending commitments among its facilities under the Credit Agreement (see “Eighth Amendment to the Credit Agreement” below). On May 2, 2023, the Partnership and certain of its subsidiaries entered into the ninth amendment to third amended and restated credit agreement and joinder (the “Ninth Amendment”) which, among other things, increased the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extended the maturity date from May 6, 2024 to May 2, 2026. All other material terms of the Credit Agreement remain substantially the same as disclosed in Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

As of June 30, 2023, there were are two facilities under the Credit Agreement:

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

Commencing May 2, 2023, borrowings under the revolving credit facility bear interest at (1) the Daily or Term SOFR plus a 0.10% SOFR adjustment plus a margin of 2.00% to 3.00%, depending on the Combined Total Leverage

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Ratio (as defined in the Credit Agreement), or (2) the base rate plus a margin of 1.00% to 2.00% depending on the Combined Total Leverage Ratio.

The average interest rates for the Credit Agreement were 7.1% and 2.9% for the three months ended June 30, 2023 and 2022, respectively, and 6.8% and 2.6% for the six months ended June 30, 2023 and 2022, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at June 30, 2023 the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $0 over the next twelve months.

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	June 30,	December 31,
	2023	2022
Total available commitments	$1,550,000	$1,550,000

Working capital revolving credit facility-current portion	89,400	153,400
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	119,000	99,000
Total borrowings outstanding	208,400	252,400

Less outstanding letters of credit	61,600	181,400

Total remaining availability for borrowings and letters of credit (1)	$1,280,000	$1,116,200
(1)	Subject to borrowing base limitations.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at June 30, 2023.

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the Credit Agreement.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In connection with the Ninth Amendment, the Partnership capitalized additional financing fees of $8.0 million. Also in connection with the Ninth Amendment, the Partnership incurred expenses of approximately $0.5 million associated with the write-off of a portion of the related deferred financing fees. These expenses are included in interest expense in the accompanying consolidated statements of operations for each of the three and six months ended June 30, 2023. The Partnership had unamortized deferred financing fees of $19.1 million and $14.4 million at June 30, 2023 and December 31, 2022, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $10.5 million and $4.8 million at June 30, 2023 and December 31, 2022, respectively. Unamortized

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $8.1 million and $9.0 million at June 30, 2023 and December 31, 2022, respectively. Unamortized fees related to the Partnership’s sale-lease transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.5 million and $0.6 million at June 30, 2023 and December 31, 2022, respectively.

Amortization expense of approximately $1.4 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, and $2.7 million for each of the six months ended June 30, 2023 and 2022 is included in interest expense in the accompanying consolidated statements of operations.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Borrowings from working capital revolving credit facility	$1,175,500	$1,161,000
Payments on working capital revolving credit facility	(1,239,500)	(1,445,000)
Net payments on working capital revolving credit facility	$(64,000)	$(284,000)
Borrowings from revolving credit facility	$59,500	$384,000
Payments on revolving credit facility	(39,500)	(304,400)
Net borrowings from revolving credit facility	$20,000	$79,600

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

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at June 30, 2023 and December 31, 2022. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these senior notes.

Financing Obligations

The Partnership had financing obligations outstanding at June 30, 2023 and December 31, 2022 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 9 of Notes to

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these financial obligations.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at June 30, 2023:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	37,011	Thousands of barrels
Short	(38,238)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	4,368	Thousands of barrels
Short	(4,506)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2023	2022	2023	2022
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$6,824	$7,459	$6,310	$(3,345)
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(7,379)	$3,305	$(12,198)	$25,076

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives not designated as	Recognized in	June 30,		June 30,
hedging instruments	Income on Derivatives	2023	2022	2023	2022
Commodity contracts	Cost of sales	$4,212	$3,326	$1,971	$9,074

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at June 30, 2023 and December 31, 2022 (in thousands):

		June 30, 2023
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$6,823	$8,889	$15,712
Forward derivative contracts (1)	Derivative assets	—	16,539	16,539
Total asset derivatives		$6,823	$25,428	$32,251

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(39,409)	$(39,409)
Forward derivative contracts (1)	Derivative liabilities	—	(5,027)	(5,027)
Total liability derivatives		$—	$(44,436)	$(44,436)

		December 31, 2022
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(11,517)	$58,380	$46,863
Forward derivative contracts (1)	Derivative assets	—	19,848	19,848
Total asset derivatives		$(11,517)	$78,228	$66,711

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(51,974)	$(51,974)
Forward derivative contracts (1)	Derivative liabilities	—	(17,680)	(17,680)
Total liability derivatives		$—	$(69,654)	$(69,654)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value at June 30, 2023
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$16,539	$—	$16,539
Exchange-traded/cleared derivative instruments (2)	(23,697)	—	39,344	15,647
Pension plans	19,233	—	—	19,233
Total assets	$(4,464)	$16,539	$39,344	$51,419

Liabilities:
Forward derivative contracts (1)	$—	$(5,027)	$—	$(5,027)

	Fair Value at December 31, 2022
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$19,848	$—	$19,848
Exchange-traded/cleared derivative instruments (2)	(5,111)	—	28,542	23,431
Pension plans	18,257	—	—	18,257
Total assets	$13,146	$19,848	$28,542	$61,536

Liabilities:
Forward derivative contracts (1)	$—	$(17,680)	$—	$(17,680)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	June 30, 2023		December 31, 2022
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$386,000	$400,000	$379,000
6.875% senior notes due 2029	$350,000	$323,750	$350,000	$315,875

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

Note 10.    Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2023 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	June 30,
Environmental Liability Related to:	2022	2023	2023	2023	2023
Retail gasoline stations	$66,703	$(1,098)	$(384)	$238	$65,459
Terminals	1,932	(52)	—	21	1,901
Total environmental liabilities	$68,635	$(1,150)	$(384)	$259	$67,360
Current portion	$4,606				$4,941
Long-term portion	64,029				62,419
Total environmental liabilities	$68,635				$67,360

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

Note 11.    Equity Method Investment

Spring Partners Retail LLC

On March 1, 2023, the Partnership entered into a Limited Liability Company Agreement, as amended (the “LLC Agreement”) of Spring Partners Retail LLC (“SPR”), a Delaware limited liability company formed as a joint venture with ExxonMobil Corporation for the purpose of engaging in the business of operating retail locations in the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

state of Texas and such other states as may be approved by SPR’s board of directors. In accordance with the LLC Agreement, the Partnership invested approximately $69.5 million in cash for a 49.99% ownership interest. ExxonMobil Corporation has the remaining 50.01% ownership interest in SPR. SPR is managed by a two-person board of directors, one of whom is designated by the Partnership. The day-to-day activities of SPR are operated by SPR Operator LLC (“SPR Operator”), a wholly owned subsidiary of the Partnership. SPR Operator provides administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for an annual fixed fee. The Partnership accounts for its investment in SPR as an equity method investment as the Partnership has significant influence, but not a controlling interest in the investee.

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities.

The Partnership recognized income of $1.2 million in its investment for each of the three and six months ended June 30, 2023, which is included in income from equity method investment in the accompanying consolidated statements of operations. As of June 30, 2023, the Partnership’s investment balance in the joint venture was $70.7 million, which is included in equity method investment in the accompanying consolidated balance sheet.

Note 12.    Related Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of June 30, 2023, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $45.1 million and $42.5 million for the three months ended June 30, 2023 and 2022, respectively, and $81.5 million and $82.2 million for the six months ended June 30, 2023 and 2022, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 11). Pursuant to this agreement certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts receivable–affiliates consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Receivables from the General Partner (1)	$7,421	$2,380
Receivables from Spring Partners Retail LLC (2)	3,324	—
Total	$10,745	$2,380
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	Receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement.

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

In connection with the sale of the Revere Terminal, the Partnership recognized a net gain of approximately $76.7 million for each of the three and six months ended June 30, 2022, which is included in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations. The preliminary payment of approximately $44.3 million to the Initial Sellers is included in the calculation of the $76.7 million net gain recognized.

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, will occur upon the expiration of such storage contract. The Partnership recorded a total of approximately $11.3 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of June 30, 2023. Approximately $4.0 million and $6.7 million of the total amount was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2023, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At June 30, 2023, there were 33,995,563 common units issued, including 6,374,780 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the three and six months ended June 30, 2023.

Series A Preferred Units

At June 30, 2023, there were 2,760,000 Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three and six months ended June 30, 2023.

Series B Preferred Units

At June 30, 2023, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit. There have been no changes to the Series B Preferred Units during the three and six months ended June 30, 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2023 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2023 (1)	12/31/22	$1.5725	$53,458	$569	$1,383	$55,410
5/15/2023 (2)	03/31/23	0.6550	22,267	162	1,587	24,016
(1)	This distribution consists of a quarterly distribution of $0.6350 per unit and a one-time special distribution of $0.9375 per unit. The quarterly distribution of $0.6350 per unit resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution with respect to the $0.6350 per unit distribution. The General Partner agreed to waive its incentive distribution rights with respect to the one-time special distribution of $0.9375 per unit.
(2)	This distribution resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on July 25, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.6750 per unit ($2.70 per unit on an annualized basis) on all of its outstanding common units for the period from April 1, 2023 through June 30, 2023. On August 14, 2023, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 8, 2023.

Preferred Units

Distributions on the Series A Preferred Units are cumulative from August 7, 2018, the original issue date of the Series A Preferred Units, and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year (each, a “Series A Distribution Payment Date”), commencing on November 15, 2018, to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Series A Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose. Distributions on the Series A Preferred Units will be paid out of Available Cash with respect to the quarter immediately preceding the applicable Series A Distribution Payment Date. The initial distribution rate for the Series A Preferred Units from and including the date of original issue to, but excluding, August 15, 2023 is 9.75% per annum of the $25.00 liquidation preference per unit. On and after August 15, 2023, distributions on the Series A Preferred Units will accumulate for each distribution period at a percentage of the $25.00 liquidation preference equal to (i) an annual floating rate of a substitute or successor base rate that a calculation agent has determined to be the most comparable to the three-month LIBOR plus (ii) a spread of 6.774% per annum.

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

(Unaudited)

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

The Partnership paid the following cash distributions on the Series A Preferred Units and the Series B Preferred Units during 2023 (in thousands, except per unit data):

		Series A Preferred Units		Series B Preferred Units
	For the	Per Unit		Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution	Distribution	Distribution
2/15/2023	11/15/22 - 2/14/23	$0.609375	$1,682	$0.59375	$1,781
5/15/2023	2/15/23 - 5/14/23	0.609375	1,682	0.59375	1,781

In addition, on July 17, 2023, the board of directors (“the Board”) of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from May 15, 2023 through August 14, 2023. This distribution will be payable on August 15, 2023 to holders of record as of the opening of business on August 1, 2023.

The Board also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from May 15, 2023 through August 14, 2023. This distribution will be payable on August 15, 2023 to holders of record as of the opening of business on August 1, 2023.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,423,454	$2,002,632	$2,599,077	$3,422,858
Distillates and other oils (1)(2)	683,256	999,859	1,967,056	2,357,336
Total	$2,106,710	$3,002,491	$4,566,133	$5,780,194
Product margin
Gasoline and gasoline blendstocks	$39,023	$41,034	$59,409	$38,749
Distillates and other oils (1)(2)	20,699	49,541	53,446	98,914
Total	$59,722	$90,575	$112,855	$137,663
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,350,354	$1,813,436	$2,536,220	$3,090,397
Station operations (3)	148,100	144,314	275,266	260,206
Total	$1,498,454	$1,957,750	$2,811,486	$3,350,603
Product margin
Gasoline	$127,883	$129,852	$248,699	$244,738
Station operations (3)	71,196	69,008	133,926	127,105
Total	$199,079	$198,860	$382,625	$371,843
Commercial Segment:
Sales	$226,526	$363,409	$484,398	$693,391
Product margin	$6,757	$12,512	$14,884	$20,653
Combined sales and Product margin:
Sales	$3,831,690	$5,323,650	$7,862,017	$9,824,188
Product margin (4)	$265,558	$301,947	$510,364	$530,159
Depreciation allocated to cost of sales	(22,899)	(20,471)	(45,641)	(42,445)
Combined gross profit	$242,659	$281,476	$464,723	$487,714
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Segment reporting results for the three and six months ended June 30, 2022 have been reclassified within the Wholesale segment to conform to the Partnership’s current presentation. Specifically, results from crude oil previously shown separately are included in distillates and other oils as results from crude oil are immaterial.
(3)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(4)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 107 million gallons and 106 million gallons of the GDSO segment’s sales for the three months ended June 30, 2023 and 2022, respectively, and 203 million gallons and 207 million gallons of the GDSO segment’s sales for the six months ended June 30, 2023 and 2022, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Combined gross profit	$242,659	$281,476	$464,723	$487,714
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	66,696	60,870	128,952	117,151
Operating expenses	110,379	108,525	218,732	207,758
Amortization expense	2,018	2,117	4,102	4,616
Net loss (gain) on sale and disposition of assets	884	(76,849)	(1,244)	(81,760)
Total operating costs and expenses	179,977	94,663	350,542	247,765
Operating income	62,682	186,813	114,181	239,949
Income from equity method investment	1,204	—	1,204	—
Interest expense	(21,806)	(21,056)	(43,874)	(42,530)
Income tax expense	(691)	(2,950)	(1,091)	(4,127)
Net income	$41,389	$162,807	$70,420	$193,292

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and six months ended June 30, 2023 and 2022.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at June 30, 2023 and December 31, 2022 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated (1)	Total
June 30, 2023	$495,593	$—	$1,915,595	$525,722	$2,936,910
December 31, 2022	$738,995	$—	$1,944,135	$477,755	$3,160,885
(1)	Includes the Partnership’s proportional share of assets at June 30, 2023 related to its SPR joint venture (see Note 11).

Note 15.    Net Income Per Common Limited Partner Unit

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

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2023 and December 31, 2022, respectively, excludes 9,791 and 58,044 common units held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$41,389	$39,050	$2,339	$—	$162,807	$160,641	$2,166	$—
Declared distribution	$25,178	$22,947	$169	$2,062	$21,789	$20,567	$147	$1,075
Assumed allocation of undistributed net income	16,211	16,103	108	—	141,018	140,074	944	—
Assumed allocation of net income	$41,389	$39,050	$277	$2,062	$162,807	$160,641	$1,091	$1,075
Less: Preferred limited partner interest in net income		3,463				3,463
Net income attributable to common limited partners		$35,587				$157,178
Denominator:
Basic weighted average common units outstanding		33,986				33,928
Dilutive effect of phantom units		20				138
Diluted weighted average common units outstanding		34,006				34,066
Basic net income per common limited partner unit		$1.05				$4.63
Diluted net income per common limited partner unit		$1.05				$4.61

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$70,420	$66,299	$4,121	$—	$193,292	$189,949	$3,343	$—
Declared distribution	$49,194	$45,214	$331	$3,649	$43,133	$40,794	$291	$2,048
Assumed allocation of undistributed net income	21,226	21,085	141	—	150,159	149,155	1,004	—
Assumed allocation of net income	$70,420	$66,299	$472	$3,649	$193,292	$189,949	$1,295	$2,048
Less: Preferred limited partner interest in net income		6,926				6,926
Net income attributable to common limited partners		$59,373				$183,023
Denominator:
Basic weighted average common units outstanding		33,986				33,940
Dilutive effect of phantom units		22				134
Diluted weighted average common units outstanding		34,008				34,074
Basic net income per common limited partner unit		$1.75				$5.39
Diluted net income per common limited partner unit		$1.75				$5.37

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The board of directors of the General Partner declared the following quarterly cash distributions on its common units:

	Per Common Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 25, 2023	$0.6550	March 31, 2023
July 25, 2023	$0.6750	June 30, 2023

The board of directors of the General Partner declared the following quarterly cash distributions on the Series A Preferred Units and the Series B Preferred Units:

	Series A Preferred Units	Series B Preferred Units
	Per Unit Cash	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Distribution Declared	Quarterly Period Covering
April 17, 2023	$0.609375	$0.59375	February 15, 2023 - May 14, 2023
July 17, 2023	$0.609375	$0.59375	May 15, 2023 - August 14, 2023

See Note 13, “Partners’ Equity and Cash Distributions” for further information.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18.    Subsequent Events

Distribution to Common Unitholders—On July 25, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.6750 per unit ($2.70 per unit on an annualized basis) for the period from April 1, 2023 through June 30, 2023. On August 14, 2023, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 8, 2023.

Distribution to Series A Preferred Unitholders—On July 17, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units, covering the period from May 15, 2023 through August 14, 2023. This distribution will be payable on August 15, 2023 to holders of record as of the opening of business on August 1, 2023.

Distribution to Series B Preferred Unitholders—On July 17, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from May 15, 2023 through August 14, 2023. This distribution will be payable on August 15, 2023 to holders of record as of the opening of business on August 1, 2023.

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

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions although not all forward-looking statements contain such identifying words. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on the Series A Preferred Units or the Series B Preferred Units (each as defined in Note 13 of Notes to Consolidated Financial Statements) or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

●	A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	COVID-19 and certain developments in global petroleum markets have had, and may from time to time continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.

●	The impact on the global economy and commodity prices resulting from the conflict in Ukraine may have a negative impact on our financial condition and results of operations.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of June 30, 2023, we had a portfolio of 1,646 owned, leased and/or supplied gasoline stations, including 341 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $3.7 billion and $7.6 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three and six months ended June 30, 2023, respectively. In addition, we had other revenues of approximately $0.1 billion and $0.2 billion for the three and six months ended June 30, 2023, respectively from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2023 Events

Acquisition of Houston Sites—On June 1, 2023, Spring Partners Retail LLC, a joint venture owned by subsidiaries of ours and Exxon Mobil Corporation, completed its acquisition of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. See Note 11 of Notes to Consolidated Financial Statements for additional information.

Amendments to the Credit Agreement—On February 2, 2023, we and certain of our subsidiaries entered into the eighth amendment to our credit agreement which, among other things, permits us to request up to two reallocations per calendar year of the lending commitments among our facilities under our credit agreement. On May 2, 2023, we and certain of our subsidiaries entered into the ninth amendment to third amended and restated credit agreement and joinder which, among other things, increased the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extended the maturity date from May 6, 2024 to May 2, 2026. See “—Liquidity and Capital Resources—Credit Agreement.”

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

As of June 30, 2023, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated (1)	341
Commissioned agents	298
Lessee dealers	187
Contract dealers	820
Total	1,646
(1)	Excludes 64 sites operated by our joint venture, Spring Partners Retail LLC (see Note 11 of Notes to Consolidated Financial Statements).

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$41,389	$162,807	$70,420	$193,292
EBITDA (1)	$90,683	$211,764	$168,830	$291,601
Adjusted EBITDA (1)	$91,567	$134,915	$167,586	$209,841
Distributable cash flow (2)(3)(4)	$54,800	$178,189	$101,128	$228,066
Wholesale Segment:
Volume (gallons)	809,600	792,595	1,738,167	1,769,432
Sales
Gasoline and gasoline blendstocks	$1,423,454	$2,002,632	$2,599,077	$3,422,858
Distillates and other oils (5)(6)	683,256	999,859	1,967,056	2,357,336
Total	$2,106,710	$3,002,491	$4,566,133	$5,780,194
Product margin
Gasoline and gasoline blendstocks	$39,023	$41,034	$59,409	$38,749
Distillates and other oils (5)(6)	20,699	49,541	53,446	98,914
Total	$59,722	$90,575	$112,855	$137,663
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	417,362	422,282	796,588	798,768
Sales
Gasoline	$1,350,354	$1,813,436	$2,536,220	$3,090,397
Station operations (7)	148,100	144,314	275,266	260,206
Total	$1,498,454	$1,957,750	$2,811,486	$3,350,603
Product margin
Gasoline	$127,883	$129,852	$248,699	$244,738
Station operations (7)	71,196	69,008	133,926	127,105
Total	$199,079	$198,860	$382,625	$371,843
Commercial Segment:
Volume (gallons)	102,491	95,394	202,163	212,196
Sales	$226,526	$363,409	$484,398	$693,391
Product margin	$6,757	$12,512	$14,884	$20,653
Combined sales and product margin:
Sales	$3,831,690	$5,323,650	$7,862,017	$9,824,188
Product margin (8)	$265,558	$301,947	$510,364	$530,159
Depreciation allocated to cost of sales	(22,899)	(20,471)	(45,641)	(42,445)
Combined gross profit	$242,659	$281,476	$464,723	$487,714

GDSO portfolio as of June 30, 2023 and 2022:	2023	2022
Company operated (9)	341	343
Commissioned agents	298	292
Lessee dealers	187	196
Contract dealers	820	852
Total GDSO portfolio	1,646	1,683

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weather conditions:
Normal heating degree days	784	784	3,654	3,654
Actual heating degree days	681	657	3,094	3,425
Variance from normal heating degree days	(13)%	(16)%	(15)%	(6)%
Variance from prior period actual heating degree days	4%	11%	(10)%	4%
(1)	EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow for each of the three and six months ended June 30, 2023 includes $1.2 million of income from our equity method investment related to our 49.99% interest in our Spring Partners Retail LLC joint venture (see Note 11 of Notes to Consolidated Financial Statements).
(4)	Distributable cash flow for the three and six months ended June 30, 2022 includes a net gain on sale and disposition of assets of $76.8 million and $81.7 million, respectively, primarily related to the sale of the Revere Terminal (see Note 12 of Notes to Consolidated Financial Statements).
(5)	Distillates and other oils (primarily residual oil and crude oil).
(6)	Segment reporting results for the three and six months ended June 30, 2022 have been reclassed within the Wholesale segment to conform to our current presentation. Specifically, results from crude oil previously shown separately are included in distillates and other oils as results from crude oil are immaterial.
(7)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(8)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(9)	Excludes 64 sites at June 30, 2023 that are operated by our joint venture, Spring Partners Retail LLC (see Note 11 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$41,389	$162,807	$70,420	$193,292
Depreciation and amortization	26,797	24,951	53,445	51,652
Interest expense	21,806	21,056	43,874	42,530
Income tax expense	691	2,950	1,091	4,127
EBITDA	90,683	211,764	168,830	291,601
Net loss (gain) on sale and disposition of assets	884	(76,849)	(1,244)	(81,760)
Adjusted EBITDA	$91,567	$134,915	$167,586	$209,841

Reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by operating activities	$265,262	$362,565	$245,937	$385,193
Net changes in operating assets and liabilities and certain non-cash items	(197,076)	(174,807)	(122,072)	(140,249)
Interest expense	21,806	21,056	43,874	42,530
Income tax expense	691	2,950	1,091	4,127
EBITDA	90,683	211,764	168,830	291,601
Net loss (gain) on sale and disposition of assets	884	(76,849)	(1,244)	(81,760)
Adjusted EBITDA	$91,567	$134,915	$167,586	$209,841

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Reconciliation of net income to distributable cash flow:
Net income	$41,389	$162,807	$70,420	$193,292
Depreciation and amortization	26,797	24,951	53,445	51,652
Amortization of deferred financing fees	1,364	1,347	2,711	2,737
Amortization of routine bank refinancing fees	(1,155)	(1,138)	(2,293)	(2,319)
Maintenance capital expenditures	(13,595)	(9,778)	(23,155)	(17,296)
Distributable cash flow (1)(2)(3)	54,800	178,189	101,128	228,066
Distributions to preferred unitholders (4)	(3,463)	(3,463)	(6,926)	(6,926)
Distributable cash flow after distributions to preferred unitholders	$51,337	$174,726	$94,202	$221,140

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$265,262	$362,565	$245,937	$385,193
Net changes in operating assets and liabilities and certain non-cash items	(197,076)	(174,807)	(122,072)	(140,249)
Amortization of deferred financing fees	1,364	1,347	2,711	2,737
Amortization of routine bank refinancing fees	(1,155)	(1,138)	(2,293)	(2,319)
Maintenance capital expenditures	(13,595)	(9,778)	(23,155)	(17,296)
Distributable cash flow (1)(2)(3)	54,800	178,189	101,128	228,066
Distributions to preferred unitholders (4)	(3,463)	(3,463)	(6,926)	(6,926)
Distributable cash flow after distributions to preferred unitholders	$51,337	$174,726	$94,202	$221,140
(1)	Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow for each of the three and six months ended June 30, 2023 includes $1.2 million of income from our equity method investment related to our 49.99% interest in our Spring Partners Retail LLC joint venture (see Note 11 of Notes to Consolidated Financial Statements).
(3)	Distributable cash flow for the three and six months ended June 30, 2022 includes a net gain on sale and disposition of assets of $76.8 million and $81.7 million, respectively, primarily related to the sale of the Revere Terminal (see Note 12 of Notes to Consolidated Financial Statements).
(4)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $3.8 billion and $5.3 billion for the three months ended June 30, 2023 and 2022, respectively, a decrease of $1.5 billion, or 28%, primarily due to a decrease in prices. Our aggregate volume of product sold was 1.3 billion gallons for each of the three months ended June 30, 2023 and 2022, increasing 19 million gallons from the three months ended June 30, 2022 (consisting of increases of 17 million gallons and 7 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 5 million gallons in our GDSO segment).

Our total sales were $7.8 billion and $9.8 billion for the six months ended June 30, 2023 and 2022, respectively, a decrease of $2.0 billion, or 20%, primarily due to a decrease in prices and in volume sold. Our aggregate volume of product sold was 2.7 billion gallons and 2.8 billion gallons for the six months ended June 30, 2023 and 2022, respectively, decreasing 43 million gallons (consisting of decreases of 31 million gallons, 10 million gallons and 2 million gallons in our Wholesale, Commercial and GDSO segments, respectively.

Gross Profit

Our gross profit was $242.7 million and $281.5 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $38.8 million, or 14%, primarily in our Wholesale segment due to less favorable market conditions, primarily in distillates and other oils, and in our Commercial segment due to less favorable market conditions in bunkering. In our GDSO segment, our product margins benefited from the acquisition of Tidewater Convenience, Inc. (“Tidewater”) on September 20, 2022, but were negatively impacted in part due to lower volume in gasoline distribution.

Our gross profit was $464.7 million and $487.7 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $23.0 million, or 5%, primarily in our Wholesale segment due to less favorable market conditions in distillates and other oils, offset by more favorable market conditions in gasoline and gasoline blendstocks, and in our Commercial segment due to less favorable marketing conditions in bunkering. In our GDSO segment, our product margins benefitted from our acquisitions of Tidewater, Consumers Petroleum of Connecticut, Incorporated (“Consumers Petroleum”) on January 25, 2022 and Miller Oil Co., Inc. (“Miller Oil”) on February 1, 2022 (collectively, the “2022 Acquisitions”). Our gasoline distribution product margin increased due in part to higher fuel margins (cents per gallon) and our station operations product margin increased due to increased activity at our convenience stores, in part due to the 2022 Acquisitions.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $1.4 billion and $2.0 billion for the three months ended June 30, 2023 and 2022, respectively, a decrease of $0.6 billion, or 30%, due to a decrease in prices and in volume sold. Our gasoline and gasoline blendstocks product margin was $39.0 million and $41.0 million for the three months ended June 30, 2023 and 2022, respectively, a decrease $2.0 million, or 5%, primarily due to less favorable market conditions in gasoline, offset by more favorable market conditions in gasoline blendstocks.

Sales from wholesale gasoline and gasoline blendstocks were $2.6 billion and $3.4 billion for the six months ended June 30, 2023 and 2022, respectively, a decrease of $0.8 billion, or 24%, due to a decrease in prices and in volume sold. Our gasoline and gasoline blendstocks product margin was $59.4 million and $38.7 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $20.7 million, or 53%, primarily due to more favorable market conditions largely gasoline blendstocks but also in gasoline for the first six months of 2023 compared to the same period in 2022.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil ) were $0.7 billion and $1.0 billion for the three months ended June 30, 2023 and 2022, respectively, a decrease of $0.3 billion, or 30%, primarily due to a decrease in prices, offset by an increase volume sold largely in residual oil. Our product margin from distillates and other oils was $20.7 million and $49.5 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $28.8 million, or 58%, primarily due to less favorable market conditions in distillates and residual oil, offset by an increase in crude oil due to the expiration of a pipeline connection agreement in December of 2022.

Sales from distillates and other oils were $2.0 billion and $2.4 billion for the six months ended June 30, 2023 and 2022, respectively, a decrease of $0.4 billion, or 17%, primarily due to a decrease in prices and a decline in distillate volume sold, offset by an increase in residual oil volume sold. Our product margin from distillates and other oils was $53.4 million and $98.9 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $45.5 million, or 46%, primarily due to less favorable market conditions in distillates and residual oil, offset by an increase in crude oil due to the expiration of a pipeline connection agreement in December of 2022. Our sales, volumes sold and product margins related to weather-sensitive products were negatively impacted for the first six months of 2023 due to warmer weather in the first quarter when temperatures were 16% warmer than normal and 13% warmer than the first quarter of 2022.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.4 billion and $1.8 billion for the three months ended June 30, 2023 and 2022, respectively, a decrease of $0.4 billion, or 23%, primarily due to decreases in prices and in volume sold. Our product margin from gasoline distribution was $127.9 million and $129.9 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $2.0 million, or 2%, in part due to the decline in volume sold.

Sales from gasoline distribution were $2.5 billion and $3.1 billion for the six months ended June 30, 2023 and 2022, respectively, a decrease of $0.6 billion, or 18%, primarily due to a decrease in prices and in volume sold. Our product margin from gasoline distribution was $248.7 million and $244.7 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $4.0 million, or 2%, in part due to higher fuel margins (cents per gallon).

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $148.1 million and $144.3 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $3.8 million, or 3%. Our product margin from station operations was $71.2 million and $69.0 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $2.2 million, or 3%. The increases in sales and product margin are primarily due to an increase in activity at our convenience stores, in part due to the acquisition of Tidewater.

Sales from our station operations were $275.3 million and $260.2 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $15.1 million, or 6%. Our product margin from station operations was $133.9 million and $127.1 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $6.8 million, or 5%. The increases in sales and product margin are primarily due to an increase in activity at our convenience stores, in part due to the 2022 Acquisitions.

Results for Commercial Segment

Our commercial sales were $226.5 million and $363.4 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $136.9 million or 38%, primarily due to a decrease in prices, partially offset by an increase in volume sold. Our commercial product margin was $6.8 million and $12.5 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $5.7 million, or 46%, primarily due to less favorable market conditions in bunkering.

Our commercial sales were $484.4 million and $693.4 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $209.0 million or 30%, primarily due to a decrease in prices and in volume sold. Our commercial product margin was $14.9 million and $20.7 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $5.8 million, or 28%, primarily due to less favorable market conditions in bunkering.

Selling, General and Administrative Expenses

SG&A expenses were $66.7 million and $60.8 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $5.9 million, or 9%, including increases of $4.0 million of expenses associated with the sale of our Revere Terminal (see Note 12 of Notes to Consolidated Financial Statements), $1.9 million in wages and benefits and $1.9 million in various other SG&A expenses, offset by a decrease of $1.9 million in accrued discretionary incentive compensation.

SG&A expenses were $128.9 million and $117.1 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $11.8 million, or 10%, including increases of $6.9 million in wages and benefits, $6.7 million of expenses associated with the sale of our Revere Terminal (see Note 12 of Notes to Consolidated Financial Statements) and $2.2 million in various other SG&A expenses, offset by a decrease of $4.0 million in accrued discretionary incentive compensation.

Operating Expenses

Operating expenses were $110.4 million and $108.5 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $1.9 million, or 2%, largely due to an increase of $1.8 million associated with our GDSO operations, primarily due to the acquisition of Tidewater in September 2022. The increase in operating expenses associated with our terminal operations was immaterial.

Operating expenses were $218.7 million and $207.8 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $10.9 million, or 5%, largely due to an increase of $10.3 million associated with our GDSO operations, including the 2022 Acquisitions, in part due to higher salary expense and higher rent expense due in part to greater activity at our stores and an increase in maintenance and repair expenses, offset by a decrease in credit card fees due to lower wholesale gasoline prices. Operating expenses associated with our terminal operations increased $0.6 million, partially due to an increase in maintenance and repair expenses.

Amortization Expense

Amortization expense related to intangible assets was $2.0 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively, and $4.1 million and $4.6 million for the six months ended June 30, 2023 and 2022, respectively.

Net (Loss) Gain on Sale and Disposition of Assets

Net (loss) gain on sale and disposition of assets was ($0.9 million) and $1.2 million for the three and six months ended June 30, 2023, respectively, primarily due to the sale of GDSO sites.

Net gain on sale and disposition of assets was $76.8 million and $81.7 million for the three and six months ended June 30, 2022, respectively, primarily related to the sale of the Revere Terminal (see Note 12 of Notes to Consolidated Financial Statements). For the six months ended June 30, 2022, net gain on sale and disposition of assets also includes a net gain of $4.9 million, primarily due to the sale of GDSO sites.

Income from Equity Method Investment

Income from equity method investment was $1.2 million for each of the three and six months ended June 30, 2023, representing our proportional share of earnings from our Spring Partners Retail LLC joint venture (see Note 11 of Notes to Consolidated Financial Statements)..

Interest Expense

Interest expense was $21.8 million and $21.0 million for the three months ended June 30, 2023 and 2022, respectively, and $43.9 million and $42.5 million for the six months ended June 30, 2023 and 2022, respectively. The increases of $0.8 million, or 4%, and $1.4 million, or 3%, for the three and six months ended June 30, 2023, respectively, were due in part to lower average balances on our credit facilities, offset by higher interest rates and a $0.5 million write-off of deferred financing fees associated with the amendment to our credit agreement in May 2023.

Income Tax Expense

Income tax expense was $0.7 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $4.1 million for the six months ended June 30, 2023 and 2022, respectively. The respective income tax expense predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $146.6 million and $197.8 million at June 30, 2023 and December 31, 2022, respectively, a decrease of $51.2 million. Changes in current assets and current liabilities decreasing our working capital primarily include decreases of $222.9 million and $48.0 million in inventories and accounts receivable, respectively, in part due to lower prices. The decrease in working capital was offset by decreases of $132.3 million in accounts payable also in part due to lower prices and $64.0 million in the current portion of our working capital revolving credit facility.

Cash Distributions

Common Units

During 2023, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2023 (1)	$55.4 million	Fourth quarter 2022
May 15, 2023	$24.0 million	First quarter 2023
(1)	This distribution consists of a quarterly distribution of $0.6350 per unit and a one-time special distribution of $0.9375 per unit. Our general partner agreed to waive its incentive distribution rights with respect to the special distribution.

In addition, on July 25, 2023, the board of directors of our general partner declared a quarterly cash distribution of $0.6750 per unit ($2.70 per unit on an annualized basis) on all of our outstanding common units for the period from April 1, 2023 through June 30, 2023 to our common unitholders of record as of the close of business on August 8, 2023. We expect to pay the total cash distribution of approximately $25.2 million on August 14, 2023.

Preferred Units

During 2023, we paid the following cash distributions to holders of the Series A Preferred Units and the Series B Preferred Units:

	Series A	Series B
	Preferred Units	Preferred Units	Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Total Paid	Quarterly Period Covering
February 15, 2023	$1.7 million	$1.8 million	November 15, 2022 - February 14, 2023
May 15, 2023	$1.7 million	$1.8 million	February 15, 2023 - May 14, 2023

In addition, on July 17, 2023, the board of directors of our general partner declared a quarterly cash distribution of $0.609375 per unit ($2.4375 per unit on an annualized basis) on the Series A Preferred Units for the period from May 15, 2023 through August 14, 2023 to our Series A preferred unitholders of record as of the opening of business on August 1, 2023. We expect to pay the total cash distribution of approximately $1.7 million on August 15, 2023.

The board of directors of our general partner also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from May 15, 2023 through August 14, 2023 to our Series B preferred unitholders of record as of the opening of business on August 1, 2023. We expect to pay the total cash distribution of approximately $1.8 million on August 15, 2023.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at June 30, 2023 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2023	Beyond 2023	Total
Credit facility obligations (1)	$51,762	$181,180	$232,942
Senior notes obligations (2)	26,031	994,346	1,020,377
Operating lease obligations (3)	42,228	286,994	329,222
Other long-term liabilities (4)	8,375	59,633	68,008
Financing obligations (5)	7,796	97,933	105,729
Total	$136,192	$1,620,086	$1,756,278
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2023 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 2, 2026 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See Note 9 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our brand fee agreement and amounts related to our access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation. See Note 9 of Notes to Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $23.2 million and $17.3 million in maintenance capital expenditures for the six months ended June 30, 2023 and 2022, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $21.3 million and $16.0 million for the six months ended June 30, 2023 and 2022, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $14.1 million and $25.1 million in expansion capital expenditures, excluding acquired property and equipment, for the six months ended June 30, 2023 and 2022, respectively, primarily related to investments in our gasoline station business.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$245,937	$385,193
Net cash used in investing activities	$(107,573)	$(132,570)
Net cash used in financing activities	$(131,360)	$(256,091)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $245.9 million and $385.2 million for the six months ended June 30, 2023 and 2022, respectively, for a period-over-period decrease in cash flow from operating activities of $139.3 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Decrease (increase) in accounts receivable	$47,549	$(103,734)
Decrease in inventories	$222,251	$83,037
(Decrease) increase in accounts payable	$(132,292)	$220,328

For the six months ended June 30, 2023, the decreases in accounts receivable, inventories and accounts payable are primarily due to the decrease in prices.

For the six months ended June 30, 2022, the increases in accounts receivable and accounts payable are largely due to the increase in prices. The decrease in inventories is primarily due to carrying lower levels of inventories during the period, offset by the increase in prices.

Investing Activities

Net cash used in investing activities was $107.5 million for the six months ended June 30, 2023 and included $69.5 million in expenditures associated with our equity method investment (see Note 11 of Notes to Consolidated Financial Statements), $23.2 million in maintenance capital expenditures, $14.1 million in expansion capital expenditures and $8.1 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations. Net cash used in investing activities was offset by $7.4 million in proceeds from the sale of property and equipment.

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

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the six months ended June 30, 2023 and 2022.

Financing Activities

Net cash used in financing activities was $131.4 million for the six months ended June 30, 2023 and included $86.3 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $64.0 million in net payments on our working capital revolving credit facility and $0.6 million in distribution equivalent rights and $0.5 million in LTIP units withheld for tax obligations, both of which are related to awards that vested in 2023. Net cash used in financing activities was offset by $20.0 million in net borrowings from our revolving credit facility

Net cash used in financing activities was $256.1 million for the six months ended June 30, 2022 and included $284.0 million in net payments on our working capital revolving credit facility, $49.1 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner and $2.6 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, offset by $79.6 million in net borrowings from our revolving credit facility, primarily to fund the Recent Acquisitions offset by payments on our revolving credit facility.

See Note 7 of Notes to Consolidated Financial Statements for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.55 billion senior secured credit facility. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement expires on May 2, 2026.

On February 2, 2023, we and certain of our subsidiaries entered into the eighth amendment to the third amended and restated credit agreement (the “Eighth Amendment”) which, among other things, permits us to request up to two reallocations per calendar year of the lending commitments among our facilities under our credit agreement (see “Eighth Amendment to the Credit Agreement” below). On May 2, 2023, we and certain of our subsidiaries entered into the ninth amendment to third amended and restated credit agreement and joinder (the “Ninth Amendment”) which, among other things, increased the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extended the maturity date from May 6, 2024 to May 2, 2026. All other material terms of the credit agreement remain substantially the same as disclosed in Note 9 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of June 30, 2023, there were two facilities under the credit agreement:

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

Commencing May 2, 2023, borrowings under the revolving credit facility bear interest at (1) the Daily or Term SOFR plus a 0.10% SOFR adjustment plus a margin of 2.00% to 3.00%, depending on the Combined Total Leverage Ratio (as defined in the credit agreement), or (2) the base rate plus a margin of 1.00% to 2.00% depending on the Combined Total Leverage Ratio.

The average interest rates for the credit agreement were 7.1% and 2.9% for the three months ended June 30, 2023 and 2022, respectively, and 6.8% and 2.6% for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, we had $89.4 million borrowings outstanding on the working capital revolving credit facility and $119.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $61.6 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.28 billion and $1.12 billion at June 30, 2023 and December 31, 2022, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at June 30, 2023.

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

Senior Notes

We had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at June 30, 2023 and December 31, 2022. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Financing Obligations

We had financing obligations outstanding at June 30, 2023 and December 31, 2022 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

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

During the three and six months ended June 30, 2023, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of June 30, 2023, we had total borrowings outstanding under our credit agreement of $208.4 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $2.1 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At June 30, 2023, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30,	Effect of 10%	Effect of 10%
	2023	Price Increase	Price Decrease
Exchange traded derivative contracts	$(23,697)	$(21,177)	$21,177
Forward derivative contracts	11,512	(6,289)	6,289
Total	$(12,185)	$(27,466)	$27,466

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2023. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $15.6 million at June 30, 2023.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.Other Information

During the three months ended June 30, 2023, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1#	—	Ninth Amendment to Third Amended and Restated Credit Agreement and Joinder, dated May 2, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2023).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 4, 2023		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2023		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)