Form 10-Q
period 2023-09-30
GLOBAL PARTNERS LP
filed 2023-11-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 33,995,563 common units outstanding as of November 6, 2023.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$11,298	$4,040
Accounts receivable, net	521,479	478,837
Accounts receivable-affiliates	3,979	2,380
Inventories	390,849	566,731
Brokerage margin deposits	25,444	23,431
Derivative assets	8,635	19,848
Prepaid expenses and other current assets	80,733	73,992
Total current assets	1,042,417	1,169,259
Property and equipment, net	1,188,345	1,218,171
Right of use assets, net	261,695	288,142
Intangible assets, net	20,735	26,854
Goodwill	429,215	427,780
Equity method investment	71,017	—
Other assets	37,477	30,679
Total assets	$3,050,901	$3,160,885
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$558,228	$530,940
Working capital revolving credit facility-current portion	65,700	153,400
Lease liability-current portion	60,073	64,919
Environmental liabilities-current portion	4,940	4,606
Trustee taxes payable	60,679	42,972
Accrued expenses and other current liabilities	131,280	156,964
Derivative liabilities	35,675	17,680
Total current liabilities	916,575	971,481
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	89,000	99,000
Senior notes	742,294	741,015
Long-term lease liability-less current portion	209,237	231,427
Environmental liabilities-less current portion	61,616	64,029
Financing obligations	139,393	141,784
Deferred tax liabilities	65,516	66,400
Other long-term liabilities	52,795	57,305
Total liabilities	2,276,426	2,372,441
Partners’ equity
Series A preferred limited partners (2,760,000 units issued and outstanding at September 30, 2023 and December 31, 2022)	67,475	67,226
Series B preferred limited partners (3,000,000 units issued and outstanding at September 30, 2023 and December 31, 2022)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,965,357 outstanding at September 30, 2023 and 33,995,563 units issued and 33,937,519 outstanding at December 31, 2022)	633,027	648,956
General partner interest (0.67% interest with 230,303 equivalent units outstanding at September 30, 2023 and December 31, 2022)	1,155	406
Accumulated other comprehensive loss	513	(449)
Total partners’ equity	774,475	788,444
Total liabilities and partners’ equity	$3,050,901	$3,160,885

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales	$4,221,045	$4,626,747	$12,083,062	$14,450,935
Cost of sales	3,992,525	4,298,368	11,389,819	13,634,842
Gross profit	228,520	328,379	693,243	816,093
Costs and operating expenses:
Selling, general and administrative expenses	63,479	65,123	192,431	182,274
Operating expenses	115,944	119,549	334,676	327,307
Amortization expense	2,017	2,118	6,119	6,734
Net (gain) loss on sale and disposition of assets	(897)	292	(2,141)	(81,468)
Total costs and operating expenses	180,543	187,082	531,085	434,847
Operating income	47,977	141,297	162,158	381,246
Other income (expense):
Income from equity method investment	1,180	—	2,384	—
Interest expense	(21,089)	(19,047)	(64,963)	(61,577)
Income before income tax expense	28,068	122,250	99,579	319,669
Income tax expense	(1,260)	(10,811)	(2,351)	(14,938)
Net income	26,808	111,439	97,228	304,731
Less: General partner’s interest in net income, including incentive distribution rights	2,560	2,027	6,681	5,370
Less: Preferred limited partner interest in net income	3,712	3,463	10,638	10,389
Net income attributable to common limited partners	$20,536	$105,949	$79,909	$288,972
Basic net income per common limited partner unit	$0.60	$3.12	$2.35	$8.52
Diluted net income per common limited partner unit	$0.60	$3.12	$2.35	$8.48
Basic weighted average common limited partner units outstanding	33,983	33,917	33,985	33,932
Diluted weighted average common limited partner units outstanding	34,063	34,008	34,026	34,058

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$26,808	$111,439	$97,228	$304,731
Other comprehensive (loss) income:
Change in pension liability	(162)	(1,068)	962	(5,521)
Total other comprehensive (loss) income	(162)	(1,068)	962	(5,521)
Comprehensive income	$26,646	$110,371	$98,190	$299,210

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$97,228	$304,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,952	78,572
Amortization of deferred financing fees	4,134	4,084
Bad debt expense	642	(303)
Unit-based compensation expense	5,661	1,521
Write-off of financing fees	482	—
Net gain on sale and disposition of assets	(2,141)	(81,468)
Income from equity method investment	(2,384)	—
Dividends received from equity method investment	850	—
Changes in operating assets and liabilities:
Accounts receivable	(43,284)	(18,584)
Accounts receivable-affiliate	(1,599)	(2,331)
Inventories	175,268	87,356
Broker margin deposits	(2,013)	5,077
Prepaid expenses, all other current assets and other assets	(8,672)	14,226
Accounts payable	27,288	196,168
Trustee taxes payable	17,707	(5,879)
Change in derivatives	29,208	(17,335)
Accrued expenses, all other current liabilities and other long-term liabilities	(36,302)	11,071
Net cash provided by operating activities	343,025	576,906
Cash flows from investing activities
Equity method investment	(69,482)	—
Acquisitions	(1,500)	(255,268)
Capital expenditures	(54,740)	(65,829)
Seller note issuances	(8,155)	—
Proceeds from sale of property and equipment, net	12,070	126,395
Net cash used in investing activities	(121,807)	(194,702)
Cash flows from financing activities
Net payments on working capital revolving credit facility	(87,700)	(354,700)
Net (payments on) borrowings from revolving credit facility	(10,000)	55,600
Repurchase of common units	(676)	(2,567)
LTIP units withheld for tax obligations	(469)	(1,559)
Distribution equivalent rights	(149)	—
Distributions to limited partners and general partner	(114,966)	(74,341)
Net cash used in financing activities	(213,960)	(377,567)
Cash and cash equivalents
Increase in cash and cash equivalents	7,258	4,637
Cash and cash equivalents at beginning of period	4,040	10,849
Cash and cash equivalents at end of period	$11,298	$15,486
Supplemental information
Cash paid during the period for interest	$62,832	$59,649

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and nine months ended September 30, 2023	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2022	$67,226	$72,305	$648,956	$406	$(449)	$788,444
Net income	1,682	1,781	23,786	1,782	—	29,031
Distributions to limited partners and general partner	(1,682)	(1,781)	(53,458)	(1,952)	—	(58,873)
Unit-based compensation	—	—	1,094	—	—	1,094
Other comprehensive income	—	—	—	—	452	452
LTIP units withheld for tax obligations	—	—	(469)	—	—	(469)
Distribution equivalent rights	—	—	(406)	—	—	(406)
Dividends on repurchased units	—	—	15	—	—	15
Balance at March 31, 2023	$67,226	$72,305	$619,518	$236	$3	$759,288
Net income	1,682	1,781	35,587	2,339	—	41,389
Distributions to limited partners and general partner	(1,682)	(1,781)	(22,267)	(1,749)	—	(27,479)
Unit-based compensation	—	—	2,067	—	—	2,067
Other comprehensive income	—	—	—	—	672	672
Distribution equivalent rights	—	—	(411)	—	—	(411)
Dividends on repurchased units	—	—	6	—	—	6
Balance at June 30, 2023	$67,226	$72,305	$634,500	$826	$675	$775,532
Net income	1,931	1,781	20,536	2,560	—	26,808
Distributions to limited partners and general partner	(1,682)	(1,781)	(22,947)	(2,231)	—	(28,641)
Unit-based compensation	—	—	2,500	—	—	2,500
Other comprehensive loss	—	—	—	—	(162)	(162)
Repurchase of common units	—	—	(676)	—	—	(676)
Distribution equivalent rights	—	—	(892)	—	—	(892)
Dividends on repurchased units	—	—	6	—	—	6
Balance at September 30, 2023	$67,475	$72,305	$633,027	$1,155	$513	$774,475

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and nine months ended September 30, 2022	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2021	$67,226	$72,305	$392,086	$(1,948)	$(1,902)	$527,767
Net income	1,682	1,781	25,845	1,177	—	30,485
Distributions to limited partners and general partner	(1,682)	(1,781)	(19,887)	(1,012)	—	(24,362)
Unit-based compensation	—	—	204	—	—	204
Other comprehensive loss	—	—	—	—	(1,507)	(1,507)
LTIP units withheld for tax obligations	—	—	(6)	—	—	(6)
Dividends on repurchased units	—	—	25	—	—	25
Balance at March 31, 2022	$67,226	$72,305	$398,267	$(1,783)	$(3,409)	$532,606
Net income	1,682	1,781	157,178	2,166	—	162,807
Distributions to limited partners and general partner	(1,682)	(1,781)	(20,227)	(1,117)	—	(24,807)
Unit-based compensation	—	—	502	—	—	502
Other comprehensive loss	—	—	—	—	(2,946)	(2,946)
Repurchase of common units	—	—	(2,567)	—	—	(2,567)
Distribution equivalent rights	—	—	(324)	—	—	(324)
Dividends on repurchased units	—	—	26	—	—	26
Balance at June 30, 2022	$67,226	$72,305	$532,855	$(734)	$(6,355)	$665,297
Net income	1,682	1,781	105,949	2,027	—	111,439
Distributions to limited partners and general partner	(1,682)	(1,781)	(20,567)	(1,222)	—	(25,252)
Unit-based compensation	—	—	815	—	—	815
Other comprehensive loss	—	—	—	—	(1,068)	(1,068)
LTIP units withheld for tax obligations	—	—	(1,553)	—	—	(1,553)
Distribution equivalent rights	—	—	(247)	—	—	(247)
Dividends on repurchased units	—	—	29	—	—	29
Balance at September 30, 2022	$67,226	$72,305	$617,281	$71	$(7,423)	$749,460

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of September 30, 2023, the Partnership had a portfolio of 1,624 owned, leased and/or supplied gasoline stations, including 342 directly operated convenience stores, primarily in the Northeast. The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of September 30, 2023, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,395,995 common units, representing a 18.8% limited partner interest.

2023 Events

Purchase Agreement—On November 8, 2023, the Partnership entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Motiva Enterprises LLC pursuant to which the Partnership will acquire 25 refined product terminals along the Atlantic Coast, in the Southeast and in Texas, as more specifically set forth in the Purchase Agreement (the “Terminal Facilities”), and assets related to the Terminal Facilities, for a purchase price of $305.8 million in cash, subject to certain customary adjustments, taking into account the actual amounts of certain assets and liabilities of the Terminal Facilities as of the closing date. The Terminal Facilities have an aggregate shell capacity of approximately 8.4 million barrels. The acquisition is expected to close by the end of 2023 subject to regulatory approvals and other customary closing conditions. The Partnership expects to finance the transaction with borrowings under its revolving credit facility.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2022 Event

Acquisition of Terminals—On December 15, 2022, the Partnership entered into a purchase agreement with Gulf Oil Limited Partnership pursuant to which the Partnership will acquire five refined-products terminals located in New Haven, CT, Thorofare, NJ, Portland, ME, Linden, NJ and Chelsea, MA for approximately $273.0 million in cash, subject to certain customary adjustments. The Partnership expects to finance the transaction with borrowings under its revolving credit facility. The Partnership continues to work through the process of obtaining regulatory approvals and other customary closing conditions.

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2023. The consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	73%	71%	68%	68%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	23%	26%	28%	29%
Convenience store and prepared food sales, rental income and sundries	4%	3%	4%	3%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Wholesale segment	15%	23%	20%	25%
Gasoline Distribution and Station Operations segment	82%	74%	77%	72%
Commercial segment	3%	3%	3%	3%
Total	100%	100%	100%	100%

See Note 14, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and nine months ended September 30, 2023 and 2022.

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

Note 3.     Revenue from Contract Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended September 30, 2023
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$1,027,213	$1,460,670	$183,421	$2,671,304
Station operations	—	136,133	—	136,133
Total revenue from contracts with customers	1,027,213	1,596,803	183,421	2,807,437
Other sales:
Revenue originating as physical forward contracts and exchanges	1,302,160	—	90,373	1,392,533
Revenue from leases	523	20,552	—	21,075
Total other sales	1,302,683	20,552	90,373	1,413,608
Total sales	$2,329,896	$1,617,355	$273,794	$4,221,045

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$752,652	$1,631,078	$199,386	$2,583,116
Station operations	—	138,978	—	138,978
Total revenue from contracts with customers	752,652	1,770,056	199,386	2,722,094
Other sales:
Revenue originating as physical forward contracts and exchanges	1,757,406	—	126,764	1,884,170
Revenue from leases	508	19,975	—	20,483
Total other sales	1,757,914	19,975	126,764	1,904,653
Total sales	$2,510,566	$1,790,031	$326,150	$4,626,747

	Nine Months Ended September 30, 2023
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$2,563,586	$3,996,890	$507,728	$7,068,204
Station operations	—	371,416	—	371,416
Total revenue from contracts with customers	2,563,586	4,368,306	507,728	7,439,620
Other sales:
Revenue originating as physical forward contracts and exchanges	4,330,766	—	250,464	4,581,230
Revenue from leases	1,677	60,535	—	62,212
Total other sales	4,332,443	60,535	250,464	4,643,442
Total sales	$6,896,029	$4,428,841	$758,192	$12,083,062

	Nine Months Ended September 30, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$2,778,837	$4,721,475	$665,143	$8,165,455
Station operations	—	360,211	—	360,211
Total revenue from contracts with customers	2,778,837	5,081,686	665,143	8,525,666
Other sales:
Revenue originating as physical forward contracts and exchanges	5,509,881	—	354,398	5,864,279
Revenue from leases	2,042	58,948	—	60,990
Total other sales	5,511,923	58,948	354,398	5,925,269
Total sales	$8,290,760	$5,140,634	$1,019,541	$14,450,935

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both September 30, 2023 and December 31, 2022.

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

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Distillates: home heating oil, diesel and kerosene	$110,178	$205,076
Gasoline	168,669	160,386
Gasoline blendstocks	41,408	51,900
Residual oil	38,138	112,457
Renewable identification numbers (RINs)	2,790	5,098
Crude oil	288	2,248
Convenience store inventory	29,378	29,566
Total	$390,849	$566,731

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $3.6 million and $2.3 million at September 30, 2023 and December 31, 2022, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $39.1 million and $24.3 million at September 30, 2023 and December 31, 2022, respectively. Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2022	$427,780
Acquisition (1)	1,500
Dispositions (2)	(65)
Balance at September 30, 2023	$429,215
(1)	Acquisition represents the recognition of goodwill associated with an immaterial acquisition of a company-operated gasoline station and convenience store operator.
(2)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Buildings and improvements	$1,489,092	$1,441,893
Land	518,184	523,631
Fixtures and equipment	44,911	42,136
Idle plant assets	30,500	30,500
Construction in process	50,339	56,047
Capitalized internal use software	33,808	33,687
Total property and equipment	2,166,834	2,127,894
Less accumulated depreciation	978,489	909,723
Total	$1,188,345	$1,218,171

Property and equipment includes retail gasoline station assets held for sale of $3.5 million and $5.3 million at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, the Partnership had a $36.4 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both September 30, 2023 and December 31, 2022.

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

As of September 30, 2023, there were are two facilities under the Credit Agreement:

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

The average interest rates for the Credit Agreement were 7.5% and 4.1% for the three months ended September 30, 2023 and 2022, respectively, and 7.0% and 3.1% for the nine months ended September 30, 2023 and 2022, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at September 30, 2023 the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $0 over the next twelve months.

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	September 30,	December 31,
	2023	2022
Total available commitments	$1,550,000	$1,550,000

Working capital revolving credit facility-current portion	65,700	153,400
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	89,000	99,000
Total borrowings outstanding	154,700	252,400

Less outstanding letters of credit	138,200	181,400

Total remaining availability for borrowings and letters of credit (1)	$1,257,100	$1,116,200
(1)	Subject to borrowing base limitations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at September 30, 2023.

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the Credit Agreement.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In connection with the Ninth Amendment, the Partnership capitalized additional financing fees of $8.4 million. Also in connection with the Ninth Amendment, the Partnership incurred expenses of approximately $0.5 million associated with the write-off of a portion of the related deferred financing fees. These expenses are included in interest expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2023. The Partnership had unamortized deferred financing fees of $18.1 million and $14.4 million at September 30, 2023 and December 31, 2022, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $9.9 million and $4.8 million at September 30, 2023 and December 31, 2022, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $7.7 million and $9.0 million at September 30, 2023 and December 31, 2022, respectively. Unamortized fees related to the Partnership’s sale-lease transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.5 million and $0.6 million at September 30, 2023 and December 31, 2022, respectively.

Amortization expense of approximately $1.4 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $4.1 million for each of the nine months ended September 30, 2023 and 2022 is included in interest expense in the accompanying consolidated statements of operations.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Borrowings from working capital revolving credit facility	$1,856,600	$1,641,800
Payments on working capital revolving credit facility	(1,944,300)	(1,996,500)
Net payments on working capital revolving credit facility	$(87,700)	$(354,700)
Borrowings from revolving credit facility	$59,500	$423,000
Payments on revolving credit facility	(69,500)	(367,400)
Net (payments on) borrowings from revolving credit facility	$(10,000)	$55,600

Eighth Amendment to the Credit Agreement

On February 2, 2023, the Partnership and certain of its subsidiaries entered into the Eighth Amendment which, among other things, permits the Partnership to request up to two reallocations per calendar year (each, a “Reallocation”) of a portion of the working capital revolving credit facility, the working capital interim facility and/or the revolving

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at September 30, 2023 and December 31, 2022. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these senior notes.

Financing Obligations

The Partnership had financing obligations outstanding at September 30, 2023 and December 31, 2022 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these financial obligations.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at September 30, 2023:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	37,758	Thousands of barrels
Short	(39,737)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	7,946	Thousands of barrels
Short	(4,556)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2023	2022	2023	2022
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(9,831)	$11,859	$(3,521)	$8,514
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$8,822	$(5,532)	$(3,376)	$19,544

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives not designated as	Recognized in	September 30,		September 30,
hedging instruments	Income on Derivatives	2023	2022	2023	2022
Commodity contracts	Cost of sales	$(2,444)	$8,195	$(473)	$17,269

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at September 30, 2023 and December 31, 2022 (in thousands):

		September 30, 2023
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$92,693	$92,693
Forward derivative contracts (1)	Derivative assets	—	8,635	8,635
Total asset derivatives		$—	$101,328	$101,328

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(9,830)	$(25,696)	$(35,526)
Forward derivative contracts (1)	Derivative liabilities	—	(35,675)	(35,675)
Total liability derivatives		$(9,830)	$(61,371)	$(71,201)

		December 31, 2022
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(11,517)	$58,380	$46,863
Forward derivative contracts (1)	Derivative assets	—	19,848	19,848
Total asset derivatives		$(11,517)	$78,228	$66,711

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(51,974)	$(51,974)
Forward derivative contracts (1)	Derivative liabilities	—	(17,680)	(17,680)
Total liability derivatives		$—	$(69,654)	$(69,654)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value at September 30, 2023
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$8,635	$—	$8,635
Exchange-traded/cleared derivative instruments (2)	57,167	—	(31,723)	25,444
Pension plans	19,114	—	—	19,114
Total assets	$76,281	$8,635	$(31,723)	$53,193

Liabilities:
Forward derivative contracts (1)	$—	$(35,675)	$—	$(35,675)

	Fair Value at December 31, 2022
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$19,848	$—	$19,848
Exchange-traded/cleared derivative instruments (2)	(5,111)	—	28,542	23,431
Pension plans	18,257	—	—	18,257
Total assets	$13,146	$19,848	$28,542	$61,536

Liabilities:
Forward derivative contracts (1)	$—	$(17,680)	$—	$(17,680)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	September 30, 2023		December 31, 2022
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$388,500	$400,000	$379,000
6.875% senior notes due 2029	$350,000	$323,750	$350,000	$315,875

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

Note 10.    Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2023 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	September 30,
Environmental Liability Related to:	2022	2023	2023	2023	2023
Retail gasoline stations	$66,703	$(1,839)	$(372)	$215	$64,707
Terminals	1,932	(104)	—	21	1,849
Total environmental liabilities	$68,635	$(1,943)	$(372)	$236	$66,556
Current portion	$4,606				$4,940
Long-term portion	64,029				61,616
Total environmental liabilities	$68,635				$66,556

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

The Partnership recognized income of $1.2 million and $2.4 million in its investment for the three and nine months ended September 30, 2023, respectively, which is included in income from equity method investment in the accompanying consolidated statements of operations. The Partnership received a dividend of approximately $0.9 million from its investment for each of the three and nine months ended September 30, 2023. As of September 30, 2023, the Partnership’s investment balance in the joint venture was $71.0 million, which is included in equity method investment in the accompanying consolidated balance sheet.

Note 12.    Related Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of September 30, 2023, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $36.4 million and $45.8 million for the three months ended September 30, 2023 and 2022, respectively, and $117.9 million and $128.0 million for the nine months ended September 30, 2023 and 2022, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts receivable–affiliates consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Receivables from the General Partner (1)	$4,352	$2,380
Receivables from Spring Partners Retail LLC (2)	(373)	—
Total	$3,979	$2,380
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	Receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement, net of SPR’s prepayment of payroll taxes and payroll accruals to the Partnership and the timing of the payroll obligations.

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

In connection with the sale of the Revere Terminal, the Partnership recognized a net gain of approximately $76.7 million for the nine months ended September 30, 2022, which is included in net (gain) loss on sale and disposition of assets in the accompanying consolidated statement of operations. The preliminary payment of approximately $44.3 million to the Initial Sellers is included in the calculation of the $76.7 million net gain recognized.

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, will occur upon the expiration of such storage contract. The Partnership recorded a total of approximately $14.1 million and $4.6 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Approximately $2.8 million and $2.7 million of the total amount was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2023 and 2022, respectively, and $9.5 million and $2.7 million of the total amount was recorded for the nine months ended September 30, 2023 and 2022, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At September 30, 2023, there were 33,995,563 common units issued, including 6,395,995 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the three and nine months ended September 30, 2023.

Series A Preferred Units

At September 30, 2023, there were 2,760,000 Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. There have been no changes to the Series A Preferred Units during the three and nine months ended September 30, 2023.

Series B Preferred Units

At September 30, 2023, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit. There have been no changes to the Series B Preferred Units during the three and nine months ended September 30, 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2023 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2023 (1)	12/31/22	$1.5725	$53,458	$569	$1,383	$55,410
5/15/2023 (2)	03/31/23	0.6550	22,267	162	1,587	24,016
8/14/2023 (2)	06/30/23	0.6750	22,947	169	2,062	25,178
(1)	This distribution consists of a quarterly distribution of $0.6350 per unit and a one-time special distribution of $0.9375 per unit. The quarterly distribution of $0.6350 per unit resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution with respect to the $0.6350 per unit distribution. The General Partner agreed to waive its incentive distribution rights with respect to the one-time special distribution of $0.9375 per unit.
(2)	This distribution resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on October 24, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.6850 per unit ($2.74 per unit on an annualized basis) on all of its outstanding common units for the period from July 1, 2023 through September 30, 2023. On November 14, 2023, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 8, 2023.

Preferred Units

Distributions on the Series A Preferred Units are cumulative from August 7, 2018, the original issue date of the Series A Preferred Units, and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year (each, a “Series A Distribution Payment Date”), commencing on November 15, 2018, to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Series A Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose. Distributions on the Series A Preferred Units will be paid out of Available Cash with respect to the quarter immediately preceding the applicable Series A Distribution Payment Date. The initial distribution rate for the Series A Preferred Units from and including the date of original issue to, but excluding, August 15, 2023 was 9.75% per annum of the $25.00 liquidation preference per unit. On and after August 15, 2023, distributions on the Series A Preferred Units accumulate for each distribution period at a percentage of the $25.00 liquidation preference equal to (i) an annual floating rate of a substitute or successor base rate that a calculation agent has determined to be the most comparable to the three-month LIBOR plus (ii) a spread of 6.774% per annum. For the successor base rate comparable to the three-month LIBOR, the calculation agent has selected the industry-accepted substitute which is the 3-month CME Term SOFR plus the applicable tenor spread of 0.26161% per annum.

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

The Partnership paid the following cash distributions on the Series A Preferred Units and the Series B Preferred Units during 2023 (in thousands, except per unit data):

		Series A Preferred Units		Series B Preferred Units
	For the	Per Unit		Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution	Distribution	Distribution
2/15/2023	11/15/22 - 2/14/23	$0.609375	$1,682	$0.59375	$1,781
5/15/2023	2/15/23 - 5/14/23	0.609375	1,682	0.59375	1,781
8/15/2023	5/15/23 - 8/14/23	0.609375	1,682	0.59375	1,781

In addition, on October 16, 2023, the board of directors (“the Board”) of the General Partner declared a quarterly cash distribution of $0.77501 per unit ($3.10 per unit on an annualized basis) on the Series A Preferred Units for the period from August 15, 2023 through November 14, 2023. The applicable distribution rate on the Series A Preferred Units for such period, as calculated by the Partnership’s calculation agent, is approximately 12.40%. This distribution will be payable on November 15, 2023 to holders of record as of the opening of business on November 1, 2023.

The Board also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from August 15, 2023 through November 14, 2023. This distribution will be payable on November 15, 2023 to holders of record as of the opening of business on November 1, 2023.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,614,459	$1,623,599	$4,213,536	$5,046,457
Distillates and other oils (1)(2)	715,437	886,967	2,682,493	3,244,303
Total	$2,329,896	$2,510,566	$6,896,029	$8,290,760
Product margin
Gasoline and gasoline blendstocks	$20,390	$54,260	$79,799	$93,009
Distillates and other oils (1)(2)	16,780	25,070	70,226	123,984
Total	$37,170	$79,330	$150,025	$216,993
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,460,670	$1,631,078	$3,996,890	$4,721,475
Station operations (3)	156,685	158,953	431,951	419,159
Total	$1,617,355	$1,790,031	$4,428,841	$5,140,634
Product margin
Gasoline	$132,000	$187,994	$380,699	$432,732
Station operations (3)	74,530	73,614	208,456	200,719
Total	$206,530	$261,608	$589,155	$633,451
Commercial Segment:
Sales	$273,794	$326,150	$758,192	$1,019,541
Product margin	$8,426	$10,389	$23,310	$31,042
Combined sales and Product margin:
Sales	$4,221,045	$4,626,747	$12,083,062	$14,450,935
Product margin (4)	$252,126	$351,327	$762,490	$881,486
Depreciation allocated to cost of sales	(23,606)	(22,948)	(69,247)	(65,393)
Combined gross profit	$228,520	$328,379	$693,243	$816,093
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Segment reporting results for the three and nine months ended September 30, 2022 have been reclassified within the Wholesale segment to conform to the Partnership’s current presentation. Specifically, results from crude oil previously shown separately are included in distillates and other oils as results from crude oil are immaterial.
(3)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(4)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 110 million gallons and 111 million gallons of the GDSO segment’s sales for the three months ended September 30, 2023 and 2022, respectively, and 314 million gallons and 318 million gallons of the GDSO segment’s sales for the nine months ended September 30, 2023 and 2022, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Combined gross profit	$228,520	$328,379	$693,243	$816,093
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	63,479	65,123	192,431	182,274
Operating expenses	115,944	119,549	334,676	327,307
Amortization expense	2,017	2,118	6,119	6,734
Net (gain) loss on sale and disposition of assets	(897)	292	(2,141)	(81,468)
Total operating costs and expenses	180,543	187,082	531,085	434,847
Operating income	47,977	141,297	162,158	381,246
Income from equity method investment	1,180	—	2,384	—
Interest expense	(21,089)	(19,047)	(64,963)	(61,577)
Income tax expense	(1,260)	(10,811)	(2,351)	(14,938)
Net income	$26,808	$111,439	$97,228	$304,731

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and nine months ended September 30, 2023 and 2022.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at September 30, 2023 and December 31, 2022 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated (1)	Total
September 30, 2023	$538,215	$—	$1,922,604	$590,082	$3,050,901
December 31, 2022	$738,995	$—	$1,944,135	$477,755	$3,160,885
(1)	Includes the Partnership’s proportional share of assets at September 30, 2023 related to its SPR joint venture (see Note 11).

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

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2023 and December 31, 2022, respectively, excludes 30,206 and 58,044 common units held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$26,808	$24,248	$2,560	$—	$111,439	$109,412	$2,027	$—
Declared distribution	$25,841	$23,287	$174	$2,380	$22,680	$21,247	$153	$1,280
Assumed allocation of undistributed net income	967	961	6	—	88,759	88,165	594	—
Assumed allocation of net income	$26,808	$24,248	$180	$2,380	$111,439	$109,412	$747	$1,280
Less: Preferred limited partner interest in net income		3,712				3,463
Net income attributable to common limited partners		$20,536				$105,949
Denominator:
Basic weighted average common units outstanding		33,983				33,917
Dilutive effect of phantom units		80				91
Diluted weighted average common units outstanding		34,063				34,008
Basic net income per common limited partner unit		$0.60				$3.12
Diluted net income per common limited partner unit		$0.60				$3.12

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$97,228	$90,547	$6,681	$—	$304,731	$299,361	$5,370	$—
Declared distribution	$75,035	$68,501	$505	$6,029	$65,813	$62,041	$444	$3,328
Assumed allocation of undistributed net income	22,193	22,046	147	—	238,918	237,320	1,598	—
Assumed allocation of net income	$97,228	$90,547	$652	$6,029	$304,731	$299,361	$2,042	$3,328
Less: Preferred limited partner interest in net income		10,638				10,389
Net income attributable to common limited partners		$79,909				$288,972
Denominator:
Basic weighted average common units outstanding		33,985				33,932
Dilutive effect of phantom units		41				126
Diluted weighted average common units outstanding		34,026				34,058
Basic net income per common limited partner unit		$2.35				$8.52
Diluted net income per common limited partner unit		$2.35				$8.48

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The board of directors of the General Partner declared the following quarterly cash distributions on its common units:

	Per Common Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 25, 2023	$0.6550	March 31, 2023
July 25, 2023	$0.6750	June 30, 2023
October 24, 2023	$0.6850	September 30, 2023

The board of directors of the General Partner declared the following quarterly cash distributions on the Series A Preferred Units and the Series B Preferred Units:

	Series A Preferred Units	Series B Preferred Units
	Per Unit Cash	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Distribution Declared	Quarterly Period Covering
April 17, 2023	$0.609375	$0.59375	February 15, 2023 - May 14, 2023
July 17, 2023	$0.609375	$0.59375	May 15, 2023 - August 14, 2023
October 16, 2023	$0.77501	$0.59375	August 15, 2023 - November 14, 2023

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18.    Subsequent Events

Distribution to Common Unitholders—On October 24, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.6850 per unit ($2.74 per unit on an annualized basis) for the period from July 1, 2023 through September 30, 2023. On November 14, 2023, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 8, 2023.

Distribution to Series A Preferred Unitholders—On October 16, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.77501 per unit ($3.10 per unit on an annualized basis) on the Series A Preferred Units, covering the period from August 15, 2023 through November 14, 2023. The applicable distribution rate on the Series A Preferred Units for such period, as calculated by the Partnership’s calculation agent, is approximately 12.40%. This distribution will be payable on November 15, 2023 to holders of record as of the opening of business on November 1, 2023.

Distribution to Series B Preferred Unitholders—On October 16, 2023, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from August 15, 2023 through November 14, 2023. This distribution will be payable on November 15, 2023 to holders of record as of the opening of business on November 1, 2023.

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

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions although not all forward-looking statements contain such identifying words. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on the Series A Preferred Units or the Series B Preferred Units (each as defined in Note 13 of Notes to Consolidated Financial Statements) or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

●	A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	COVID-19 and certain developments in global petroleum markets have had, and may from time to time continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other counterparties.

●	The impact on the global economy and commodity prices resulting from the conflicts in Ukraine and the Middle East may have a negative impact on our financial condition and results of operations.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the region’s largest independent owners, suppliers and operators of gasoline stations and convenience stores. As of September 30, 2023, we had a portfolio of 1,624 owned, leased and/or supplied gasoline stations, including 342 directly operated convenience stores, primarily in the Northeast. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $4.0 billion and $11.7 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three and nine months ended September 30, 2023, respectively. In addition, we had other revenues of approximately $0.2 billion and $0.4 billion for the three and nine months ended September 30, 2023, respectively from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2023 Events

Purchase Agreement—On November 8, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Motiva Enterprises LLC pursuant to which we will acquire 25 refined product terminals along the Atlantic Coast, in the Southeast and in Texas, as more specifically set forth in the Purchase Agreement (the “Terminal Facilities”), and assets related to the Terminal Facilities, for a purchase price of $305.8 million in cash, subject to certain customary adjustments, taking into account the actual amounts of certain assets and liabilities of the Terminal Facilities as of the closing date. The Terminal Facilities have an aggregate shell capacity of approximately 8.4 million barrels. The acquisition is expected to close by the end of 2023 subject to regulatory approvals and other customary closing conditions. We expect to finance the transaction with borrowings under our revolving credit facility.

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

2022 Event

Acquisition of Terminals—On December 15, 2022, we entered into a purchase agreement with Gulf Oil Limited Partnership pursuant to which we will acquire five refined-products terminals located in New Haven, CT, Thorofare, NJ, Portland, ME, Linden, NJ and Chelsea, MA for approximately $273.0 million in cash, subject to certain customary adjustments. We expect to finance the transaction with borrowings under our revolving credit facility. We continue to work through the process of obtaining regulatory approvals and other customary closing conditions.

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

As of September 30, 2023, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated (1)	342
Commissioned agents	300
Lessee dealers	184
Contract dealers	798
Total	1,624
(1)	Excludes 64 sites operated by our joint venture, Spring Partners Retail LLC (see Note 11 of Notes to Consolidated Financial Statements).

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

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) product margin, (2) gross profit, (3) earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, (4) distributable cash flow and adjusted distributable cash flow, (5) selling, general and administrative expenses (“SG&A”), (6) operating expenses and (7) degree days.

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

Adjusted EBITDA is EBITDA further adjusted for gains or losses on the sale and disposition of assets, goodwill and long-lived asset impairment charges and our proportionate share of EBITDA related to our joint venture which is accounted for using the equity method. EBITDA and adjusted EBITDA should not be considered as alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude some, but not all, items that affect net income, and these measures may vary among other companies. Therefore, EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Distributable Cash Flow and Adjusted Distributable Cash Flow

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

Adjusted distributable cash flow is a non-GAAP financial measure intended to provide management and investors with an enhanced perspective of our financial performance. Adjusted distributable cash flow is distributable cash flow (as defined in our partnership agreement) further adjusted for our proportionate share of distributable cash flow related to our joint venture which is accounted for using the equity method. Adjusted distributable cash flow is not used in our partnership agreement to determine our ability to make cash distributions and may be higher or lower than distributable cash flow as calculated under our partnership agreement.

Distributable cash flow and adjusted distributable cash flow should not be considered as alternatives to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our distributable cash flow and adjusted distributable cash flow may not be comparable to distributable cash flow or similarly titled measures of other companies.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$26,808	$111,439	$97,228	$304,731
EBITDA (1)	$76,664	$168,217	$245,494	$459,818
Adjusted EBITDA (1)	$77,732	$168,509	$244,129	$378,350
Distributable cash flow (2)(3)(4)	$42,229	$128,020	$143,357	$356,086
Adjusted distributable cash flow (2)	$43,262	$128,020	$142,914	$356,086
Wholesale Segment:
Volume (gallons)	829,706	779,175	2,567,873	2,548,607
Sales
Gasoline and gasoline blendstocks	$1,614,459	$1,623,599	$4,213,536	$5,046,457
Distillates and other oils (5)(6)	715,437	886,967	2,682,493	3,244,303
Total	$2,329,896	$2,510,566	$6,896,029	$8,290,760
Product margin
Gasoline and gasoline blendstocks	$20,390	$54,260	$79,799	$93,009
Distillates and other oils (5)(6)	16,780	25,070	70,226	123,984
Total	$37,170	$79,330	$150,025	$216,993
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	426,794	430,001	1,223,382	1,228,769
Sales
Gasoline	$1,460,670	$1,631,078	$3,996,890	$4,721,475
Station operations (7)	156,685	158,953	431,951	419,159
Total	$1,617,355	$1,790,031	$4,428,841	$5,140,634
Product margin
Gasoline	$132,000	$187,994	$380,699	$432,732
Station operations (7)	74,530	73,614	208,456	200,719
Total	$206,530	$261,608	$589,155	$633,451
Commercial Segment:
Volume (gallons)	108,383	102,092	310,546	314,288
Sales	$273,794	$326,150	$758,192	$1,019,541
Product margin	$8,426	$10,389	$23,310	$31,042
Combined sales and product margin:
Sales	$4,221,045	$4,626,747	$12,083,062	$14,450,935
Product margin (8)	$252,126	$351,327	$762,490	$881,486
Depreciation allocated to cost of sales	(23,606)	(22,948)	(69,247)	(65,393)
Combined gross profit	$228,520	$328,379	$693,243	$816,093

GDSO portfolio as of September 30, 2023 and 2022:	2023	2022
Company operated (9)	342	356
Commissioned agents	300	293
Lessee dealers	184	196
Contract dealers	798	839
Total GDSO portfolio	1,624	1,684

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weather conditions:
Normal heating degree days	96	96	3,750	3,750
Actual heating degree days	56	57	3,150	3,482
Variance from normal heating degree days	(42)%	(41)%	(16)%	(7)%
Variance from prior period actual heating degree days	(2)%	171%	(9)%	5%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow for the three and nine months ended September 30, 2023 includes $1.2 million and $2.4 million, respectively, of income from our equity method investment related to our 49.99% interest in our Spring Partners Retail LLC joint venture (see Note 11 of Notes to Consolidated Financial Statements).
(4)	Distributable cash flow for the nine months ended September 30, 2022 includes a net gain on sale and disposition of assets of $81.5 million, primarily related to the sale of the Revere Terminal (see Note 12 of Notes to Consolidated Financial Statements).
(5)	Distillates and other oils (primarily residual oil and crude oil).
(6)	Segment reporting results for the three and nine months ended September 30, 2022 have been reclassed within the Wholesale segment to conform to our current presentation. Specifically, results from crude oil previously shown separately are included in distillates and other oils as results from crude oil are immaterial.
(7)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(8)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(9)	Excludes 64 sites at September 30, 2023 that are operated by our joint venture, Spring Partners Retail LLC (see Note 11 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$26,808	$111,439	$97,228	$304,731
Depreciation and amortization	27,507	26,920	80,952	78,572
Interest expense	21,089	19,047	64,963	61,577
Income tax expense	1,260	10,811	2,351	14,938
EBITDA	76,664	168,217	245,494	459,818
Net (gain) loss on sale and disposition of assets	(897)	292	(2,141)	(81,468)
Net income from equity method investment (1)	(1,180)	—	(2,384)	—
EBITDA related to equity method investment (1)	3,145	—	3,160	—
Adjusted EBITDA	$77,732	$168,509	$244,129	$378,350

Reconciliation of net cash provided by operating activities to EBITDA and adjusted EBITDA:
Net cash provided by operating activities	$97,088	$191,713	$343,025	$576,906
Net changes in operating assets and liabilities and certain non-cash items	(42,773)	(53,354)	(164,845)	(193,603)
Interest expense	21,089	19,047	64,963	61,577
Income tax expense	1,260	10,811	2,351	14,938
EBITDA	76,664	168,217	245,494	459,818
Net (gain) loss on sale and disposition of assets	(897)	292	(2,141)	(81,468)
Net income from equity method investment (1)	(1,180)	—	(2,384)	—
EBITDA related to equity method investment (1)	3,145	—	3,160	—
Adjusted EBITDA	$77,732	$168,509	$244,129	$378,350
(1)	Represents our proportionate share of net income and EBITDA, as applicable, related to our 49.99% interest in our Spring Partners Retail LLC joint venture (see Note 11 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Reconciliation of net income to distributable cash flow and adjusted distributable cash flow:
Net income	$26,808	$111,439	$97,228	$304,731
Depreciation and amortization	27,507	26,920	80,952	78,572
Amortization of deferred financing fees	1,423	1,347	4,134	4,084
Amortization of routine bank refinancing fees	(1,214)	(1,138)	(3,507)	(3,457)
Maintenance capital expenditures	(12,295)	(10,548)	(35,450)	(27,844)
Distributable cash flow (1)(2)(3)	42,229	128,020	143,357	356,086
Net income from equity method investment (4)	(1,180)	—	(2,384)	—
Distributable cash flow from equity method investment (4)	2,213	—	1,941	—
Adjusted distributable cash flow (1)	43,262	128,020	142,914	356,086
Distributions to preferred unitholders (5)	(3,712)	(3,463)	(10,638)	(10,389)
Adjusted distributable cash flow after distributions to preferred unitholders	$39,550	$124,557	$132,276	$345,697

Reconciliation of net cash provided by operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash provided by operating activities	$97,088	$191,713	$343,025	$576,906
Net changes in operating assets and liabilities and certain non-cash items	(42,773)	(53,354)	(164,845)	(193,603)
Amortization of deferred financing fees	1,423	1,347	4,134	4,084
Amortization of routine bank refinancing fees	(1,214)	(1,138)	(3,507)	(3,457)
Maintenance capital expenditures	(12,295)	(10,548)	(35,450)	(27,844)
Distributable cash flow (1)(2)(3)	42,229	128,020	143,357	356,086
Net income from equity method investment (4)	(1,180)	—	(2,384)	—
Distributable cash flow from equity method investment (4)	2,213	—	1,941	—
Adjusted distributable cash flow (1)	43,262	128,020	142,914	356,086
Distributions to preferred unitholders (5)	(3,712)	(3,463)	(10,638)	(10,389)
Adjusted distributable cash flow after distributions to preferred unitholders	$39,550	$124,557	$132,276	$345,697
(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow for three and nine months ended September 30, 2023 includes $1.2 million and $2.4 million, respectively, of income from our equity method investment related to our 49.99% interest in our Spring Partners Retail LLC joint venture (see Note 11 of Notes to Consolidated Financial Statements).
(3)	Distributable cash flow for the nine months ended September 30, 2022 includes a net gain on sale and disposition of assets of $81.5 million, respectively, primarily related to the sale of the Revere Terminal (see Note 12 of Notes to Consolidated Financial Statements).
(4)	Represents our proportionate share of net income and distributable cash flow, as applicable, related to our 49.99% interest in our Spring Partners Retail LLC joint venture (see Note 11 of Notes to Consolidated Financial Statements).
(5)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $4.2 billion and $4.6 billion for the three months ended September 30, 2023 and 2022, respectively, a decrease of $0.4 billion, or 9%, primarily due to a decrease in prices, partially offset by an increase in volume sold. Our aggregate volume of product sold was 1.4 billion gallons and 1.3 billion gallons for the three months ended September 30, 2023 and 2022, respectively, increasing 54 million gallons from the prior-year period (consisting of increases of 51 million gallons and 6 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 3 million gallons in our GDSO segment).

Our total sales were $12.1 billion and $14.4 billion for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $2.3 billion, or 16%, primarily due to a decrease in prices, partially offset by an increase in volume sold. Our aggregate volume of product sold was 4.1 billion gallons for each of the nine months ended September 30, 2023 and 2022, increasing 10 million gallons from the nine months ended September 30, 2022 (consisting of an increase of 19 million gallons in our Wholesale segment, offset by decreases of 5 million gallons and 4 million gallons in our GDSO and Commercial segments, respectively).

Gross Profit

Our gross profit was $228.5 million and $328.4 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $99.9 million, or 30%. In our GDSO segment, our gasoline product margin declined primarily due to lower fuel margins (cents per gallon) in 2023 compared to significantly higher fuel margins in 2022 due to especially favorable market conditions experienced in 2022. Product margins in both gasoline distribution and station operations in our GDSO segment were negatively impacted by excessive amounts of rain in the Northeast, particularly in July, which influenced consumer travel patterns and decreased demand for our products and services at our gasoline stations and convenience stores. Our Wholesale segment product margins decreased in 2023 due to less favorable market conditions compared to 2022 when market conditions were more favorable, primarily in gasoline and gasoline blendstocks but also in distillates and other oils. In our Commercial segment, our product margin decreased, primarily due to less favorable market conditions in bunkering.

Our gross profit was $693.2 million and $816.1 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $122.9 million, or 15%. Our Wholesale segment product margins decreased in 2023 due to less favorable market conditions compared to 2022 when market conditions were more favorable, primarily in distillates and other oils but also in gasoline and gasoline blendstocks. In our GDSO segment, our gasoline distribution product margin decreased due in part to lower fuel margins (cents per gallon), while our station operations product margin increased due to an increase in activity at our convenience stores. Our GDSO product margins benefitted from our September 2022 acquisition of Tidewater Convenience, Inc. (“Tidewater”). In our Commercial segment, our product margin decreased, primarily due to less favorable market conditions in bunkering.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $1.6 billion for each of the three months ended September 30, 2023 and 2022, decreasing $9.1 million, or 1%, due to a decrease in prices, partially offset by an increase in volume sold. Our gasoline and gasoline blendstocks product margin was $20.4 million and $54.2 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $33.8 million, or 62%, primarily due to less favorable market conditions in gasoline compared to the same period in 2022 when market conditions were more favorable.

Sales from wholesale gasoline and gasoline blendstocks were $4.2 billion and $5.0 billion for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $0.8 billion, or 16%, primarily due to a decrease in prices. Our gasoline and gasoline blendstocks product margin was $79.8 million and $93.0 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $13.2 million, or 14%, primarily due to less favorable market conditions in gasoline in the third quarter of 2023, partially offset by more favorable market conditions in gasoline and gasoline blendstocks in the first quarter of 2023.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil ) were $0.7 billion and $0.9 billion for the three months ended September 30, 2023 and 2022, respectively, decreasing $171.5 million, or 19%, primarily due to a decrease in distillate prices and a decline in residual oil volume sold, partially offset by an increase in distillate volume sold. Our product margin from distillates and other oils was $16.8 million and $25.1 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $8.3 million, or 33%, primarily due to less favorable market conditions in distillates and residual oil compared to the same period in 2022 when market conditions were more favorable. The decrease in product margin was offset by an increase in crude oil due to the expiration of a pipeline connection agreement in December of 2022.

Sales from distillates and other oils were $2.7 billion and $3.2 billion for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $0.5 billion, or 16%, primarily due to a decrease in prices and a decline in distillate volume sold, partially offset by an increase in residual oil volume sold. Our product margin from distillates and other oils was $70.2 million and $124.0 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $53.8 million, or 43%, primarily due to less favorable market conditions in distillates and residual oil compared to the same period in 2022 when market conditions were more favorable, offset by an increase in crude oil due to the expiration of a pipeline connection agreement in December of 2022. Our sales, volumes sold and product margins related to weather-sensitive products were negatively impacted for the first nine months of 2023 due to warmer weather in the first quarter when temperatures were 16% warmer than normal and 13% warmer than the first quarter of 2022.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.4 billion and $1.6 billion for the three months ended September 30, 2023 and 2022, respectively, decreasing $170.4 million, or 10%, primarily due to decreases in prices and in volume sold. Our product margin from gasoline distribution was $132.0 million and $188.0 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $56.0 million, or 30%, primarily due to lower fuel margins (cents per gallon) in 2023 compared to significantly higher fuel margins in 2022 due to especially favorable market conditions experienced in 2022. Our sales, volume sold and product margin in gasoline distribution were also negatively impacted for the third quarter of 2023 due to excessive amounts of rain in the Northeast, particularly in July, which influenced consumer travel patterns and decreased demand for gasoline.

Sales from gasoline distribution were $4.0 billion and $4.7 billion for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $0.7 billion, or 15%, primarily due to a decrease in prices and in volume sold. Our product margin from gasoline distribution was $380.7 million and $432.7 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $52.0 million, or 12%, in part due to lower fuel margins (cents per gallon), offset by an increase in volume sold due to the acquisition of Tidewater.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $156.7 million and $158.9 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $2.2 million, or 1%. Our product margin from station operations was $74.5 million and $73.6 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $0.9 million, or 1%, primarily due to an increase in activity at our convenience stores, in part due to the acquisition of Tidewater. Our sales and product margin from station operations were negatively impacted for the third quarter of 2023 due to excessive amounts of rain in the Northeast, particularly in July, which influenced consumer demand for our products and services at our convenience stores.

Sales from our station operations were $431.9 million and $419.1 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $12.8 million, or 3%. Our product margin from station operations was $208.4 million and $200.7 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $7.7 million, or 4%. The increases in sales and product margin are primarily due to an increase in activity at our convenience stores, in part due to the acquisition of Tidewater.

Results for Commercial Segment

Our commercial sales were $273.8 million and $326.1 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $52.3 million or 16%, primarily due to a decrease in prices, partially offset by an increase in volume sold. Our commercial product margin was $8.4 million and $10.4 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $2.0 million, or 19%, primarily due to less favorable market conditions in bunkering.

Our commercial sales were $0.8 billion and $1.0 billion for the nine months ended September 30, 2023 and 2022, respectively, decreasing $261.3 million or 26%, primarily due to decreases in prices and, to a lesser extent, volume sold. Our commercial product margin was $23.3 million and $31.0 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $7.7 million, or 25%, primarily due to less favorable market conditions in bunkering.

Selling, General and Administrative Expenses

SG&A expenses were $63.5 million and $65.1 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $1.6 million, or 2%, including a decrease of $5.7 million in accrued discretionary incentive compensation, offset by increases of $2.4 million in acquisition costs and $1.7 million in wages and benefits.

SG&A expenses were $192.4 million and $182.3 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $10.1 million, or 6%, including increases of $8.7 million in wages and benefits, $6.8 million of expenses associated with the sale of our Revere Terminal (see Note 12 of Notes to Consolidated Financial Statements), $1.8 million in acquisition costs, $1.3 million in professional fees and $1.2 million in various other SG&A expenses. The increase in SG&A expenses was offset by a decrease of $9.7 million in accrued discretionary incentive compensation.

Operating Expenses

Operating expenses were $115.9 million and $119.5 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $3.6 million, or 3%, due to a decrease of $4.1 million in our GDSO segment including a decrease in our environmental expenses due to an additional reserve recorded in the third quarter of 2022 and to lower rent expense, offset by an increase in salary expense. Operating expenses associated with our terminal operations increased $0.5 million.

Operating expenses were $334.7 million and $327.3 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $7.4 million, or 2%, largely due to an increase of $6.3 million associated with our GDSO operations, including the Tidewater acquisition, in part due to higher salary expense and an increase in maintenance and repair expenses, offset by decreases in our environmental reserve and in credit card fees due to lower gasoline prices. Operating expenses associated with our terminal operations increased $1.1 million, partially due to an increase in maintenance and repair expenses.

Amortization Expense

Amortization expense related to intangible assets was $2.0 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, and $6.1 million and $6.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Net Gain (Loss) on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $0.9 million and $2.1 million for the three and nine months ended September 30, 2023, respectively, primarily due to the sale of GDSO sites.

Net (loss) on sale and disposition of assets was ($0.3 million) for the three months ended September 30, 2022, primarily due to the sale of GDSO sites. Net gain on sale and disposition of assets was $81.5 million for the nine months ended September 30, 2022, primarily related to the sale of the Revere Terminal (see Note 12 of Notes to Consolidated Financial Statements for more information).

Income from Equity Method Investment

Income from equity method investment was $1.2 million and $2.4 million for the three and nine months ended September 30, 2023, representing our proportional share of earnings from our Spring Partners Retail LLC joint venture (see Note 11 of Notes to Consolidated Financial Statements).

Interest Expense

Interest expense was $21.1 million and $19.0 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $2.1 million, or 11%, due in part to higher average balances on our credit facilities and higher interest rates.

Interest expenses was $64.9 million and $61.5 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $3.4 million, or 5%, due in part to higher interest rates and a $0.5 million write-off of deferred financing fees associated with the amendment to our credit agreement in May 2023, offset by lower average balances on our credit facilities,

Income Tax Expense

Income tax expense was $1.3 million and $10.8 million for the three months ended September 30, 2023 and 2022, respectively, and $2.4 million and $14.9 million for the nine months ended September 30, 2023 and 2022, respectively. The respective income tax expense predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $125.8 million and $197.8 million at September 30, 2023 and December 31, 2022, respectively, a decrease of $72.0 million. Changes in current assets and current liabilities decreasing our working capital primarily include a decrease of $175.9 million in inventories and an increase of $27.3 million in accounts payable, both in part due to lower prices. The decrease in working capital was offset by decreases of $87.7 million in the current portion of our working capital revolving credit facility and $25.7 million in accrued expenses and current liabilities and an increase of $42.6 million in accounts receivable.

Cash Distributions

Common Units

During 2023, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2023 (1)	$55.4 million	Fourth quarter 2022
May 15, 2023	$24.0 million	First quarter 2023
August 14, 2023	$25.2 million	Second quarter 2023
(1)	This distribution consists of a quarterly distribution of $0.6350 per unit and a one-time special distribution of $0.9375 per unit. Our general partner agreed to waive its incentive distribution rights with respect to the special distribution.

In addition, on October 24, 2023, the board of directors of our general partner declared a quarterly cash distribution of $0.6850 per unit ($2.74 per unit on an annualized basis) on all of our outstanding common units for the period from July 1, 2023 through September 30, 2023 to our common unitholders of record as of the close of business on November 8, 2023. We expect to pay the total cash distribution of approximately $25.8 million on November 14, 2023.

Preferred Units

During 2023, we paid the following cash distributions to holders of the Series A Preferred Units and the Series B Preferred Units:

	Series A	Series B
	Preferred Units	Preferred Units	Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Total Paid	Quarterly Period Covering
February 15, 2023	$1.7 million	$1.8 million	November 15, 2022 - February 14, 2023
May 15, 2023	$1.7 million	$1.8 million	February 15, 2023 - May 14, 2023
August 15, 2023	$1.7 million	$1.8 million	May 15, 2023 - August 14, 2023

In addition, on October 16, 2023, the board of directors of our general partner declared a quarterly cash distribution of $0.77501 per unit ($3.10 per unit on an annualized basis) on the Series A Preferred Units for the period from August 15, 2023 through November 14, 2023 to our Series A preferred unitholders of record as of the opening of business on November 1, 2023. The applicable distribution rate on the Series A Preferred Units for such period, as calculated by our calculation agent, is approximately 12.40%. We expect to pay the total cash distribution of approximately $2.1 million on November 15, 2023.

The board of directors of our general partner also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from August 15, 2023 through November 14, 2023 to our Series B preferred unitholders of record as of the opening of business on November 1, 2023. We expect to pay the total cash distribution of approximately $1.8 million on November 15, 2023.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at September 30, 2023 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2023	Beyond 2023	Total
Credit facility obligations (1)	$19,128	$153,632	$172,760
Senior notes obligations (2)	—	994,346	994,346
Operating lease obligations (3)	18,532	304,354	322,886
Other long-term liabilities (4)	3,689	59,633	63,322
Financing obligations (5)	3,923	97,948	101,871
Total	$45,272	$1,609,913	$1,655,185
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2023 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 2, 2026 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See Note 9 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.

(4)	Includes amounts related to our brand fee agreement and amounts related to our access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation. See Note 9 of Notes to Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $35.4 million and $27.8 million in maintenance capital expenditures for the nine months ended September 30, 2023 and 2022, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $32.2 million and $25.0 million for the nine months ended September 30, 2023 and 2022, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $19.3 million and $38.0 million in expansion capital expenditures, excluding acquired property and equipment, for the nine months ended September 30, 2023 and 2022, respectively, primarily related to investments in our gasoline station business.

We currently expect maintenance capital expenditures of approximately $50.0 million to $60.0 million and expansion capital expenditures, excluding acquisitions, of approximately $35.0 million to $45.0 million in 2023, relating primarily to investments in our gasoline station business. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$343,025	$576,906
Net cash used in investing activities	$(121,807)	$(194,702)
Net cash used in financing activities	$(213,960)	$(377,567)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $343.0 million and $576.9 million for the nine months ended September 30, 2023 and 2022, respectively, for a period-over-period decrease in cash flow from operating activities of $233.9 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Increase in accounts receivable	$(43,284)	$(18,584)
Decrease in inventories	$175,268	$87,356
Increase in accounts payable	$27,288	$196,168

For the nine months ended September 30, 2023, the increases in accounts receivable and accounts payable are in part due to timing of sales and payments, offset by a decrease in prices. The decrease in inventories is primarily due to the decrease in prices.

For the nine months ended September 30, 2022, the increases in accounts receivable and accounts payable are in part due to the increase in prices. The decrease in inventories is primarily due to carrying lower levels of inventories during the period, offset by the increase in prices.

Investing Activities

Net cash used in investing activities was $121.8 million for the nine months ended September 30, 2023 and included $69.5 million in expenditures associated with our equity method investment (see Note 11 of Notes to Consolidated Financial Statements), $35.4 million in maintenance capital expenditures, $19.3 million in expansion capital expenditures, $8.1 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations and $1.5 million in an immaterial acquisition. Net cash used in investing activities was offset by $12.0 million in proceeds from the sale of property and equipment.

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

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the nine months ended September 30, 2023 and 2022.

Financing Activities

Net cash used in financing activities was $213.9 million for the nine months ended September 30, 2023 and included $114.9 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $87.7 million and $10.0 million in net payments on our working capital revolving credit facility and our revolving credit facility, respectively, $0.7 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, $0.5 million in LTIP units withheld for tax obligations and $0.1 million in distribution equivalent rights.

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

As of September 30, 2023, there were two facilities under the credit agreement:

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

The average interest rates for the credit agreement were 7.5% and 4.1% for the three months ended September 30, 2023 and 2022, respectively, and 7.0% and 3.1% for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, we had $65.7 million borrowings outstanding on the working capital revolving credit facility and $89.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $138.2 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.26 billion and $1.12 billion at September 30, 2023 and December 31, 2022, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at September 30, 2023.

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

Senior Notes

We had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at September 30, 2023 and December 31, 2022. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Financing Obligations

We had financing obligations outstanding at September 30, 2023 and December 31, 2022 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

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

During the three and nine months ended September 30, 2023, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of September 30, 2023, we had total borrowings outstanding under our credit agreement of $154.7 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $1.5 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At September 30, 2023, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	September 30,	Effect of 10%	Effect of 10%
	2023	Price Increase	Price Decrease
Exchange traded derivative contracts	$57,167	$(22,446)	$22,446
Forward derivative contracts	(27,040)	(15,568)	15,568
Total	$30,127	$(38,014)	$38,014

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2023. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $25.4 million at September 30, 2023.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs (1)	Programs (1)
July 1—July 31, 2023	—	—	—	—
August 1—August 31, 2023	—	—	—	—
September 1—September 30, 2023	20,415	32.87	—	299,187

(1)	The board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Our general partner is currently authorized to acquire up to 1,437,427 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 5.Other Information

During the three months ended September 30, 2023, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 9, 2023		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2023		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)