Form 10-K
period 2023-12-31
GLOBAL PARTNERS LP
filed 2024-02-29
CIK 1323468

q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and their affiliates, for this purpose, as if they were affiliates of the registrant) as of June 30, 2023 was approximately $848,786,662 based on a price per common unit of $30.73, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of February 26, 2024, 33,995,563 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A. “Risk Factors.” These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on our Series A preferred units or our Series B preferred units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.
●	A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	The impact on the global economy and commodity prices resulting from the conflicts in Ukraine and the Middle East may have a negative impact on our financial condition and results of operations.
●	We depend upon marine, pipeline, rail and truck transportation services for the petroleum products we purchase and sell. Regulations and directives related to these aforementioned services as well as a disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	We have contractual obligations for certain transportation assets such as barges and railcars. A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.
●	We may not be able to fully implement or capitalize upon planned growth projects. Even if we consummate acquisitions or expend capital in pursuit of growth projects that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders.
●	We may not be able to realize expected returns or other anticipated benefits associated with our joint ventures.
●	Erosion of the value of major gasoline brands could adversely affect our gasoline sales and customer traffic.
●	Our motor fuel sales could be significantly reduced by a reduction in demand due to higher prices and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles. In addition, changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services.

●	Effects of climate change and impacts to areas prone to sea level rise or other extreme weather events could have the potential to adversely affect our assets and operations.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.
●	Our petroleum and related products sales, logistics activities, convenience store operations and results of operations have been and could continue to be adversely affected by, among other things, changes in the petroleum products market structure, product differentials and volatility (or lack thereof), regulations that adversely impact the market for transporting petroleum and related products, severe weather conditions, significant changes in prices, labor and equipment shortages and interruptions in transportation services and other necessary services and equipment, such as railcars, barges, trucks, loading equipment and qualified drivers.
●	Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions, each of which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, any noncompliance with our risk management policies could result in significant financial losses.
●	Our results of operations are affected by the overall forward market for the products we sell, and pricing volatility may adversely impact our results.
●	Our businesses could be affected by a range of issues, such as changes in demand, commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in the rate of inflation or deflation, changes in local, domestic and worldwide inventory levels, changes in health, safety and environmental regulations, including, without limitation, those related to climate change, additional government regulations related to the products we sell, failure to obtain permits, amend existing permits for expansion and/or to address changes to our assets and underlying operations, or renew existing permits on terms favorable to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of refined products, gasoline blendstocks, renewable fuels and crude oil.
●	We may experience more demand for gasoline during the late spring and summer months than during the fall and winter months.
●	Warmer weather conditions adversely affect our home heating oil and residual oil sales. Our sales of home heating oil and residual oil continue to be reduced by conversions to natural gas and/or electric heat pumps and by utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.
●	Increases and/or decreases in the prices of the products we sell could adversely impact the amount of availability for borrowing working capital under our credit agreement, which has borrowing base limitations and advance rates.
●	We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our businesses.
●	The condition of credit markets may adversely affect our liquidity.
●	Operating and financial covenants and borrowing base requirements included in our debt instruments as well as our debt levels could impact our access to sources of financing and our ability to pursue business activities.

●	A significant increase in interest rates could adversely affect our results of operations and cash available for distribution to our unitholders and our ability to service our indebtedness.
●	Governmental action and campaigns to discourage smoking and use of other products could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, cyberattacks, pandemics, or other catastrophic events.
●	Our businesses, including our gasoline station and convenience store business, expose us to litigation which could result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.
●	A disruption to our information technology systems, including cybersecurity, could significantly limit our ability to manage and operate our businesses.
●	We are exposed to performance risk in our supply chain.
●	Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could significantly impact our operations, increase our costs and have a material adverse effect on such businesses.
●	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
●	Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or remove our general partner without the consent of the holders of at least 66 2/3% of the outstanding common units (including common units held by our general partner and its affiliates), which could lower the trading price of our units.
●	Our tax treatment depends on our status as a partnership for federal income tax purposes.
●	Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

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

Items 1. and 2. Business and Properties.

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with strategic rail and/or marine assets—spanning from Maine to Florida and into the U.S. Gulf states. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of December 31, 2023, we had a portfolio of 1,627 owned, leased and/or supplied gasoline stations, including 341 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by our unconsolidated affiliate, Spring Partners Retail LLC (“SPR”). We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

We purchase refined petroleum products, gasoline blendstocks, renewable fuels and crude oil primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our businesses under three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations (“GDSO”) and (iii) Commercial.

Global GP LLC, our general partner, manages our operations and activities and employs our officers and substantially all of our personnel, except for most of our gasoline station and convenience store employees who are employed by our wholly owned subsidiary, Global Montello Group Corp. (“GMG”) and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator LLC, a wholly owned subsidiary of ours.

2024 Events

Credit Agreement Facility Reallocation and Accordion Reduction—On February 5, 2024, we and the lenders under our credit agreement agreed, pursuant to the terms of our credit agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0. After giving effect to the reallocation and the accordion reduction, the working capital revolving credit facility is $950.0 million and the revolving credit facility is $600.0 million, for a total commitment of $1.55 billion, effective February 8, 2024. This reallocation and accordion reduction return our credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by us and the lenders on December 7, 2023. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”

2032 Notes Offering—On January 18, 2024, we and GLP Finance Corp. (the “Issuers”) issued $450.0 million aggregate principal amount of 8.250% senior notes due 2032 (the “2032 Notes”) that are guaranteed by certain of our subsidiaries in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the offering to repay a portion of the borrowings outstanding under our credit agreement and for general corporate purposes. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior

Notes.”

Pending Acquisition of Terminals from Gulf Oil—On December 15, 2022, we entered into a purchase agreement with Gulf Oil Limited Partnership (“Gulf”) pursuant to which we were to acquire five refined-products terminals located in New Haven, CT, Thorofare, NJ, Portland, ME, Linden, NJ and Chelsea, MA for approximately $273.0 million in cash. On February 23, 2024, we entered into an amended and restated purchase agreement with Gulf in response to concerns raised by the Federal Trade Commission and the State Attorney General of Maine, pursuant to which (a) the refined-products terminal located in Portland, ME was removed from the transaction and (b) the purchase price was reduced to $212.3 million, subject to certain customary adjustments. We expect to finance the transaction with borrowings under our revolving credit facility. We continue to work through the process of obtaining regulatory approvals and other customary closing conditions.

2023 Events

Acquisition of Terminals from Motiva Enterprises LLC—On December 21, 2023, we acquired 25 refined product terminals and related assets from Motiva Enterprises LLC (“Motiva”) which are located along the Atlantic Coast, in the Southeast and in Texas (the “Terminal Facilities”), pursuant to an Asset Purchase Agreement dated November 8, 2023. The Terminal Facilities have an aggregate shell capacity of approximately 8.4 million barrels. The transaction is underpinned by a 25-year take-or-pay throughput agreement with Motiva that includes minimum annual revenue commitments. The purchase price was approximately $313.2 million, including inventory. We financed the transaction with borrowings under our revolving credit facility. See Note 3 of Notes to Consolidated Financial Statements.

Investment in Real Estate—On October 23, 2023, we, through our wholly owned subsidiary, Global Everett Landco, LLC, entered into a Limited Liability Agreement (the “Everett LLC Agreement”) of Everett Landco GP, LLC (“Everett”), a Delaware limited liability company formed as a joint venture with Everett Investor LLC (the “Everett Investor”), an entity controlled by an affiliate of The Davis Companies, a company primarily involved in the acquisition, development, management and sale of commercial real estate. In accordance with the Everett LLC Agreement, we agreed to invest up to $30.0 million for an initial 30% ownership interest in the joint venture. See Note 17 of Notes to Consolidated Financial Statements.

Expansion of Retail Operations into Texas—In June 2023, SPR, a joint venture between us and ExxonMobil Corporation (“ExxonMobil”), acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. SPR was formed for the purpose of engaging in the business of operating retail locations in Texas and such other states as may be approved by SPR’s board of directors. We hold a 49.99% ownership interest in SPR and ExxonMobil holds the remaining 50.01% ownership interest. SPR is managed by a two-person board of directors, one of whom is designated by us. The day-to-day activities of SPR are operated by SPR Operator LLC, one of our wholly owned subsidiaries. See Note 17 of Notes to Consolidated Financial Statements.

Amendments to the Credit Agreement and Accordion Exercise and Facility Reallocation—On February 2, 2023, we entered into the eighth amendment to the third amended and restated credit agreement which, among other things, permits us to request up to two reallocations per calendar year of the lending commitments among the facilities under our credit agreement. On May 2, 2023, we entered into the ninth amendment to third amended and restated credit agreement and joinder which, among other things, increased the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extended the maturity date from May 6, 2024 to May 2, 2026. On December 7, 2023, pursuant to the terms of our credit agreement, we exercised a portion of the accordion feature and increased the aggregate working capital revolving commitments by $200.0 million for a period not to exceed 364 days. Also on December 7, 2023, pursuant to the terms of our credit agreement, we reallocated $300.0 million of the working capital revolving credit facility to the revolving credit facility. After giving effect to such reallocation, the working capital revolving credit facility was $850.0 million and the revolving credit facility was $900.0 million. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”

Operating Segments

We operate our businesses under three segments: (i) Wholesale, (ii) GDSO and (iii) Commercial. In 2023, our Wholesale, GDSO and Commercial sales accounted for approximately 58%, 35% and 7% of our total sales, respectively.

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, blending, storing and transporting refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We transport these products by railcars, barges, trucks and/or pipelines pursuant to spot or long-term contracts. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene and residual oil to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

As of December 31, 2023, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated (1)	341
Commissioned agents	302
Lessee dealers	182
Contract dealers	802
Total	1,627
(1)	Excludes 64 sites operated by our SPR joint venture (see Note 17 of Notes to Consolidated Financial Statements).

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

Products

General

The following table presents our product sales and other revenues as a percentage of our consolidated sales for the years ended December 31:

	2023	2022	2021
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	68%	67%	72%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	28%	30%	25%
Convenience store and prepared food sales, rental income and sundries	4%	3%	3%
Total	100%	100%	100%

The above table excludes the 64 sites operated by our unconsolidated affiliate, SPR.

Gasoline. We sell substantially all grades of branded and unbranded gasoline and we sell gasoline blendstocks, such as ethanol, that comply with seasonal and geographical requirements in the areas in which we market.

Distillates. Distillates are primarily divided into home heating oil, diesel and kerosene. In 2023, sales of diesel, home heating oil and kerosene accounted for approximately 69%, 30% and 1%, respectively, of our total volume of distillates sold. The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.

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

We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read “—Commodity Risk Management.” In 2023, approximately 30% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil volume was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

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

Significant Customers

None of our customers accounted for greater than 10% of total sales for years ended December 31, 2023, 2022 and 2021.

Assets

Terminals

As of December 31, 2023, we owned, leased or maintained dedicated storage facilities at 49 bulk terminals throughout the United States, each with the capacity to receive petroleum products via marine vessel, pipeline and/or rail, with a collective storage capacity of approximately 18.3 million barrels. Some of our storage tankage is versatile, allowing us to switch tankage from one product to another. We also maintain commingled storage at numerous smaller inland terminals owned and operated by third parties.

Our bulk terminals located in New York, Vermont, Oregon, Georgia and Florida include rail facilities capable of handling refined and renewable products. In North Dakota, we own two bulk terminals with rail facilities permitted to receive, store or distribute crude oil. In Albany, New York, we also have an additional rail-fed storage terminal capable of handling propane.

The bulk terminals from which we distribute product are supplied by ship, barge, truck, pipeline and/or rail. The inland storage facilities, which we use primarily to store and distribute distillates, are mostly supplied with product delivered by truck from bulk terminals. Our customers receive product from our network of bulk terminals and inland storage facilities primarily via truck, pipeline and/or rail.

In connection with our businesses, we may lease or otherwise secure the right to use certain third-party assets (such as railcars and barges). As of December 31, 2023, we supported our rail activity with a fleet of approximately 50 leased general-purpose railcars. We lease railcars from a third party under a lease arrangement that expires in 2027, and we also lease barges from third parties through various time charter lease arrangements with various expiration dates.

Many of our bulk terminals operate 24 hours a day and consist of multiple storage tanks and a truck rack with an automated truck loading system. These automated systems monitor terminal access, volumetric allocations, credit control and carrier certification through the remote identification of customers. In addition, some of the bulk terminals from which we market are equipped with truck loading racks capable of providing automated blending and additive packages which meet our customers’ specific requirements.

We use throughput arrangements for storage of product at terminals owned by others, including terminals where we do not maintain dedicated storage. We or our customers can load product at these terminals, and we pay the owners of these terminals fees for services rendered in connection with the receipt, storage and handling of such product. Compensation to the terminal owners may be fixed or based upon the volume of our product that is delivered and sold at the terminal. Our throughput agreements may require us to throughput a minimum volume over an agreed-upon period and may include make-up rights if the minimum volume is not met.

We have exchange agreements with customers and suppliers. An exchange agreement is a contractual arrangement where the parties exchange product at their respective terminals or facilities. For example, we (or our customers) receive product that is owned by our exchange partner from such party’s facility or terminal, and we deliver the same volume of our product to such party (or to such party’s customers) out of one of the terminals in our terminal network. Generally, both sides of an exchange transaction pay a handling fee (similar to a throughput fee), and often one party also pays a location differential that covers any excess transportation costs incurred by the other party in supplying product to the location at which the first party receives product. Other differentials that may occur in exchanges (and result in additional payments) include product value differentials and timing differentials.

We sometimes purchase or sell products at terminals owned by us and/or owned by others under rack purchase agreements. Rack purchase agreements enable us to receive (when we are the customer) or deliver (when we are the supplier) product at a terminal’s truck rack. Ownership of the product typically transfers when product passes through the flange connecting the terminal’s truck rack infrastructure and a hauler’s tanker truck. Rack purchase agreements have terms of varying length, with pricing often tied to an index plus a pricing differential and sometimes have minimum and maximum quantity requirements.

Gasoline Stations

As of December 31, 2023, we had a portfolio of 1,627 owned, leased and/or supplied gasoline stations, including 341 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by our unconsolidated joint venture, SPR.

At our company-operated stores, we operate the gasoline stations and convenience stores with our employees, and we set the retail price of gasoline at the station. At commissioned agent locations, we own the gasoline inventory, and we set the retail price of gasoline at the station and pay the commissioned agent a fee related to the gallons sold. We receive rental income from commissioned agent leased gasoline stations for the leasing of the convenience store premises, repair bays and/or other businesses that may be conducted by the commissioned agent. At dealer-leased locations, the dealer purchases gasoline from us, and the dealer sets the retail price of gasoline at the dealer’s station. We also receive rental income from (i) dealer-leased gasoline stations and (ii) cobranding arrangements. We also supply gasoline to locations owned and/or leased by independent contract dealers. Additionally, we have contractual relationships with distributors in certain New England states pursuant to which we source and supply these distributors’ gasoline stations with Exxon- or Mobil-branded gasoline.

Supply

Our products, including refined petroleum products, gasoline blendstocks and renewable fuels, come from some of the major energy companies in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, South America, Europe and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually two days) to net 30 days. Please read “—Commodity Risk Management.” We obtain our convenience store inventory from traditional suppliers.

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

Competition

In each of our operating segments, we encounter varying degrees of competition based on product and geographic locations and available logistics. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our markets, we compete in various product lines and for all customers of those various product lines. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We supply oil to industrial, commercial and marine customers. We also compete with natural gas suppliers and marketers in our home heating oil and residual oil product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly with respect to unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gasoline stations as well as supermarket and warehouse stores that sell gasoline, and our convenience stores compete with other convenience store chains, independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel stations, mass merchants, quick service restaurants and other similar retail outlets.

Employees and Human Capital

To carry out our operations, our general partner and certain of our operating subsidiaries employed a total of approximately 5,060 employees, including approximately 3,485 full-time employees as of December 31, 2023, of which approximately 100 employees were represented by labor unions under collective bargaining agreements with various expiration dates. We strive to maintain positive relations with our employees.

Our values and culture are key to our ability to attract, hire and retain skilled and talented employees for our businesses and are critical to our success. Striving to offer competitive compensation and benefit programs is a cornerstone to fostering an engaged and motivated workforce and rewarding performance.

Diversity is one of our core strengths and is key to building an inclusive and equitable workplace. We encourage all employees to exhibit integrity, quality, commitment and innovation and, in doing so, contribute to our long-standing character and reputation.

Our continued growth depends on our ability to attract and retain the best people. Our ability to lead employees through growth depends on our continued investment in the training and development of our leaders and continued focus on cultivating the leaders of tomorrow. Our approach to securing top talent is tailored to each workplace environment. In our retail locations, we have an expedited application and onboarding process, including text to apply, and a referral bonus scheme for existing employees. In our corporate offices, we continue to offer a flexible working policy for everyone and the ability to work completely remotely for approved employees.

It is essential to hear from our employees. We maintain an environment of open communications where the contributions of all employees are valued. We encourage many forms of company-wide communications, including town hall meetings. Our culture is founded upon core principles of respect, fair treatment and providing equal opportunities for our workforce.

Safeguarding the health and safety of our employees is our first and foremost priority. We are committed to providing a safe working environment for all our employees and operating in a safe and environmentally sound manner. This commitment extends to supporting the communities where we operate and continuing to foster sustainability throughout the company. We continue to focus and expand on sustainability. We added customizable biofuels systems at four of our terminals; developed an electric vehicle strategy and installed a number of charging units; and deployed per- and polyfluroroalkyl substances (“PFAS”)-free foam for fire suppression to all of our owned legacy terminals and are planning to do the same at our recently-acquired terminals in 2024. We continue to research, explore and develop other sustainable energy opportunities while supporting policy that advances clean fuel adoption.

We operate in an evolving regulatory environment and our operations are subject to numerous and varying regulatory requirements. We proactively manage compliance and work collaboratively with stakeholders, including government agencies, in this endeavor.

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

The name GLOBAL®, our Global logos and the name Global Petroleum Corp.® are our trademarks. In addition, we have trademarks for our premium fuels and additives: Heating Oil Plus™ and the Heating Oil Plus® logo, SubZero® and the SubZero® logo, Diesel One® and the Diesel One® logo, Diesel 1®, the Diesel 1™ logo, the tagline Legacy.Technology.Performance.®, GlobalGlo™ and GlobalGlo Low Carbon Solutions™. Our Global online customer portal for buying, bidding and contract management is operated under the name GlobalCONNECT™.

We also own registrations and use the following trademarks, among others, for our convenience store business: A Fresh Take on Everything®, Alltown®, Alltown Fresh & logo®, Fresh with Benefits®, Alltown Insiders®, Alltown Market®, Alltown Neighborhood Perks®, Centre St. Kitchen®, Fast Freddie’s®, Mr. Mike’s®, Deli Joe’s®, Diamond Fuels®, Xtra Mart & logo®, XtraCafe®, HF Honey Farms & logo®, Wheels & logo®. We also own the trademark Jiffy Mart & logo SM. We also have rights to use O’Connell’s Convenience PlusSM, T-BirdSM, Miller’s Mart® and related marks.

Facilities

We lease office space for our principal executive office in Waltham, Massachusetts. This lease expires on July 31, 2026 with extension options through July 31, 2036. In addition, we have leases for various small office spaces in other states for which we utilize to support our operations.

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

For additional information concerning certain environmental proceedings, please read Notes 15 and 25 of Notes to Consolidated Financial Statements.

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

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, gasoline blendstocks, renewable fuels and crude oil, into waters of the United States. This law and comparable state laws may require permits for discharging pollutants into state and federal waters, including certain underground sources, and impose substantial liabilities and remedial obligations for noncompliance. We hold these discharge permits for our facilities, as applicable. These state and federal laws are subject to uncertainty due to ongoing proposed regulatory revisions, ongoing litigation and the recent change in federal administration. This uncertainty extends to, among other regulatory provisions, the definition of waters of the United States, which continues to be the subject of regulatory redefinitions (as well as ongoing litigation). Most recently, the EPA and U.S. Army Corps of Engineers released a final revised definition of waters of the United States founded upon the pre-2015 definition and including updates incorporating existing Supreme Court decisions and regulatory guidance. However, the revised definition has already been challenged and is currently enjoined in 27 states. In May 2023, the Supreme Court released its opinion in Sackett v. EPA, which involved issues relating to the legal tests used to determine whether wetlands qualify as waters of the United States. The Sackett decision invalidated certain parts of the final revised definition and significantly narrowed its scope, resulting in a revised rule being issued in September 2023. However, due to the injunction of the revised definition, the implementation of the September 2023 rule currently varies by state. Therefore, some uncertainty remains as to how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies. Uncertainty also extends to potential changes in regulated pollutants and applicable standards and the regulation of discharges to groundwater. All of these actions could expand jurisdiction or restrict discharges due to revised standards. This regulatory uncertainty may result in a need for additional or amended permits in areas that were not formerly subject to the Clean Water Act, which may impact operations in the future and result in increased costs.

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

In December 2020, the EPA under President Trump maintained the November 2015 National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone. A designation of nonattainment can lead the governing state to issue more stringent limits on existing sources of those precursor pollutants within the designated nonattainment area. However, in October 2021, the EPA announced that it would reconsider the December 2020 determination to maintain the November 2015 NAAQS with a target date of year end of 2023. A draft assessment released in April 2022 indicated EPA staff had reached a preliminary conclusion that the December 2020 decision would stand, but in August 2023, the EPA announced a new review of the NAAQS for ground-level ozone. Until a final review is released, the full extent of the impacts of any new standards are not clear. However, any revisions have the potential to change the nonattainment designations and could have a material impact on our operations and cost-structure, which would be determined on an individual permit by permit basis.

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

The EPA has proposed or finalized New Source Performance Standards (“NSPS”) for a number of emissions categories, including methane and volatile organic compound emissions from certain activities in the oil and gas production sector. Although the Trump administration reduced certain of these requirements, President Biden issued an executive order calling for the EPA to revisit federal regulations regarding methane and, in December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emissions controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative techniques to reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super-emitter” response program that would allow third parties to make reports to the EPA of large methane emission events, triggering certain investigation and repair requirements. It is likely, however, that the final rule and its requirements will be subject to legal challenge. Moreover, compliance with the new rules may affect the amount we owe under the Inflation Reduction Act of 2022 (“IRA”), signed into law by President Biden on August 16, 2022. The IRA imposes a fee on methane from certain sources in the oil and natural gas sector. Starting in 2024, the methane emissions charge would begin at $900 per metric ton of leaked methane, rising to $1,200 in 2025 and $1,500 in 2026 and thereafter. Calculation of the fee is based on certain thresholds established in the IRA. However, compliance with the EPA’s methane rules would exempt an otherwise covered facility from the requirement to pay the fee. The imposition of the EPA’s final methane rules and, as applicable, the IRA’s fee, alongside other provisions of the IRA, could accelerate a transition away from fossil fuels, restricting production of liquid and fossil fuels which could lower fuel consumption and adversely affect our business. Moreover, failure to comply with these requirements could result in the imposition of substantial fines and penalties, as well as costly injunctive relief.

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

There are increasing financial risks associated with our operations. Activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for energy companies whose businesses are related to the use of fossil fuels. In the future, financial institutions may be required to adopt policies that could have the effect of reducing funding available to the fossil fuel industry. This could make it more difficult to secure funding. For example, in October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. released a finalized set of principles guiding financial institutions with $100.0 billion or more in assets on the management of physical and transition risks associated with climate change. Additionally, in March 2022, the SEC released a proposed rule that would establish a framework for the reporting of climate risks, targets and metrics. We cannot predict the final form and substance of the rule or its requirements. Relatedly, California has enacted new laws requiring additional disclosure with respect to certain climate-related risks and GHG emissions reduction claims, and other states are considering similar laws. The ultimate impact of the SEC rule and new laws or regulations imposing more stringent requirements on our business related to the disclosure of climate-related risks may result in reputation harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, additional costs to comply with any such disclosure requirements and increased costs of restrictions and on access to capital.

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

In June 2009, Congress passed the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) which gave the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products. Under the FSPTCA, the FDA has enacted numerous regulations restricting the sale of such products to anyone under the age of 18 years (state laws are permitted to set a higher minimum age); prohibit the sale of single cigarettes or packs with less than 20 cigarettes; and prohibit the sale or distribution of non-tobacco items such as hats and t-shirts with tobacco brands, names or logos. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of flavored tobacco products, e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of flavored tobacco products, e-cigarettes and vapor products may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our results of operations.

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

In June 2023, the EPA released its final “Set” rule establishing biofuel targets for 2023, 2024 and 2025 under the RFS program, increasing the amount of the renewable volume obligation imposed on importers and producers of transportation fuels. Generally, the final volumes under the Set rule represent an aggregate downward adjustment for certain categories of renewable fuel. The changes under the Set rule are likely to result in increases in the cost of such fuels and could lower fuel consumption and thereby reduce our revenues.

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

Item 1A. Risk Factors.

Summary of Risk Factors

We are subject to a variety of risks and uncertainties, including, without limitation risks related to (i) our businesses and our operations, (ii) our structure and (iii) tax matters, each of which could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. The following summarizes certain of these risks:

●	We may not have sufficient cash from operations to enable us to pay distributions on our Series A preferred units or our Series B preferred units (collectively, our “preferred units”) or maintain distributions on our common units at current levels.
●	A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Certain of our financial results are subject to seasonality.
•	The condition of credit markets may adversely affect our liquidity.
●	Covenants and borrowing base limitations included in our debt instruments and our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
●	Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions. In addition, any noncompliance with our risk management policies could result in significant financial losses.
●	We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our businesses.
●	Higher prices, new technology and alternative fuels, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, energy efficiency and changing consumer preferences or driving habits could reduce demand for our products.
●	We depend upon marine, pipeline, rail and truck transportation services for the petroleum products we purchase and sell. Regulations and directives related to these transportation services as well as disruption in any of these transportation services could adversely affect our logistics activities.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.
●	We may not be able to obtain state fund or insurance reimbursement of our environmental remediation costs.

●	Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, cyberattacks, pandemics or other catastrophic events.
●	Our businesses, including our gasoline station and convenience store business, expose us to litigation which could result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.
●	Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could significantly impact our operations, increase our costs and have a material adverse effect on such businesses.
●	Our assets and operations are subject to a series of risks arising from climate change.
●	A disruption to our information technology systems, including cybersecurity, could significantly limit our ability to manage and operate our businesses.
●	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
●	Our tax treatment depends on our status as a partnership for federal income tax purposes.
●	Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

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

We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses, and also consider organic growth projects. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. Many of these transactions involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control, which may materially alter the expected return associated with the underlying transaction. We may consummate transactions that we believe will be accretive but that ultimately may not be accretive and may even result in a decrease in cash. Any such transactions involves potential risks, including:

●	performance from the acquired assets and businesses or completed growth projects that is below the forecasts we used in evaluating the transaction;
●	mistaken assumptions about price, demand, market growth, volumes, revenues and costs, including synergies;
●	a project that is behind schedule or in excess of budgeted costs;
●	a significant increase in our indebtedness and working capital requirements;
●	an inability to hire, train or retain qualified personnel to manage and operate the businesses or assets;

●	the inability to timely and effectively integrate the operations of recently acquired businesses or assets, particularly those in new geographic areas or in new lines of business;
●	mistaken assumptions about the overall costs of equity or debt;
●	the assumption of substantial unknown or unforeseen environmental and other liabilities arising out of the acquired businesses or assets, including liabilities arising from the operation of the acquired businesses or assets prior to our acquisition, for which we are not indemnified or for which the indemnity is inadequate;
●	limitations on rights to indemnity from the seller of the acquired assets and businesses;
●	customer or key employee loss from the acquired businesses;
●	unforeseen difficulties operating in new and existing product areas or new and existing geographic areas; and
●	diversion of our management’s and employees’ attention from other business concerns.

If any acquisitions we consummate or projects we pursue and complete do not generate the expected level of cash available for distribution to our unitholders, our ability to increase or maintain distributions on our common units may be reduced.

We may not be able to realize expected returns or other anticipated benefits associated with our joint ventures.

We are currently involved in two joint ventures. We may not always be in complete alignment with our unaffiliated joint venture counterparties due to, for example, conflicting strategic objectives, change in control, change in market conditions or applicable laws, or other events. We may disagree on governance matters with respect to the respective joint venture or the jointly-owned assets and may be outvoted by our respective joint venture counterparty. Our joint venture arrangements may also require us to expend additional resources that could otherwise be directed to other areas of our business. As a result of such challenges, the anticipated benefits associated with our joint ventures may not be achieved and could negatively impact our results of operations.

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

A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could reduce our revenues and, therefore, reduce our ability to make distributions to our unitholders or increase distributions to our common unitholders. Factors that could lead to a decrease in market demand for products we sell, including refined petroleum products, gasoline blendstocks, renewable fuels and crude oil, include:

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

Certain of our operating costs and expenses are fixed and do not vary with the volumes we store and distribute. Should we experience a reduction in our volumes stored, distributed and sold and in our logistics activities, such costs and expenses may not decrease ratably or at all. As a result, we may experience declines in our margin if volumes decrease.

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

Historical prices for certain products we sell have been volatile. General political conditions, acts of war such as the conflicts in Ukraine and the Middle East, terrorism and instability in oil producing regions, particularly in the United States, Canada, Middle East, Russia, Africa and South America, could significantly impact crude oil supplies and crude oil and refined petroleum product costs. Significant increases and volatility in wholesale gasoline costs could result in significant increases in the retail price of motor fuel products and in lower margins per gallon. Increases in the retail price of motor fuel products could impact consumer demand for motor fuel. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze fuel margins because fuel costs typically increase faster than these increased costs can be passed along to customers. Higher fuel prices trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gallons sold. A significant change in any of these factors could materially impact our customers’ needs, motor fuel gallon volumes, gross profit and overall customer traffic, which in turn could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

We have contractual obligations for certain transportation assets such as barges and railcars.

A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets. Certain costs associated with our contractual obligations for certain transportation assets are fixed and do not vary with volumes transported. Should we experience a reduction in our logistics activities, costs associated with our contractual obligations for related transportation assets may not decrease ratably or at all. As a result, our financial condition, results of operations and cash available for distribution to our unitholders may be negatively impacted.

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

As of December 31, 2023, adjusted to give effect to the issuance of the 2032 Notes and the use of proceeds therefrom in January 2024, our total debt, including amounts outstanding under our credit agreement and senior notes, was approximately $1.59 billion. Effective February 8, 2024, we have the ability to incur additional debt, including the capacity to borrow up to $1.55 billion under our credit agreement, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

●	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
●	covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our businesses, including possible acquisition opportunities;

●	we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, business opportunities and distributions to unitholders;
●	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our businesses;
●	our debt level may limit our flexibility in responding to changing businesses and economic conditions; and
●	our debt may increase our cost of borrowing.

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

The operating and financial restrictions and covenants in our credit agreement and the indentures governing our senior notes and any future financing agreements and borrowing base requirements in our credit agreement could restrict our ability to finance operations or capital needs or to engage, expand or pursue our business activities. For example, our credit agreement restricts our ability to:

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

In addition, our credit agreement requires us to comply with specified financial ratios and covenants and borrowing base limitations.

Our ability to comply with the covenants and restrictions and limitations contained in our credit agreement and indentures may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement or indentures, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit agreement, the lenders could seek to foreclose on such assets.

Restrictions in our credit agreement and indentures limit our ability to pay distributions upon the occurrence of certain events.

Our credit agreement and indentures limit our ability to pay distributions upon the occurrence of certain events. For example, our credit agreement and the indentures limits our ability to pay distributions upon the occurrence of the following events, among others:

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

The CFTC has finalized rules that place limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. We currently do not expect such rules will have a material impact on us. The CFTC has also adopted a final rule regarding aggregation of positions, under which a party that controls the trading of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect, though CFTC staff have granted relief—until August 12, 2025 or the effective date of any codifying rulemaking—from various conditions and requirements in the final aggregation rules. With the implementation of the final aggregation rules and upon the effectiveness of the final CFTC position limits rule, our ability to execute our hedging strategies described above could be limited.

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

Our gasoline, convenience store and prepared food sales could be significantly reduced by a reduction in demand due to higher prices and inflation in general and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles and changing consumer preferences and driving habits.

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

We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the petroleum products we purchase and sell. Disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark-to-market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time. Future changes proposed by EPA for the renewable volume obligations may increase the cost to consumers for transportation fuel, which could result in a decline in demand for fuels and lower revenues for our business.

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

Governmental action and campaigns to discourage smoking and use of other products may have a material adverse effect on our financial condition, results of operations, and cash available for distribution to our unitholders.

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

Our financial condition, results of operations, and cash available for distribution to our unitholders may be adversely affected by global and national health concerns.

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

We face intense competition in our purchasing, selling, gathering, blending, terminalling, transporting and storage. Competition from other providers of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil that are able to supply our customers with those products and services at a lower price and have capital resources greater than ours could reduce our ability to make distributions to our unitholders.

We are subject to competition from distributors and suppliers of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil that may be able to supply our customers with the same or comparable products and gathering, blending, terminalling, transporting and storage services and logistics on a more competitive basis. We compete with terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our markets, we compete in various product lines and for all customers of those various products lines. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We also compete with natural gas suppliers and marketers in our home heating oil and residual oil product lines. In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gas stations as well as supermarket and warehouse stores that sell gasoline.

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

The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. As of December 31, 2023, we owned, operated and maintained dedicated storage facilities at 42 bulk terminals, leased the entirety of one bulk terminal that we operated exclusively for our businesses, and maintained dedicated storage at six bulk terminals at which we have terminalling agreements. These lease and terminalling agreements are subject to expiration at various times through 2028. If these lease and terminalling agreements are not renewed or we are unable to renew them at rates and on terms and conditions satisfactory us or we are otherwise unable to replace such dedicated storage as may be needed, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Most of our arrangements with our customers are renegotiated or replaced periodically. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often subject to factors beyond our control. Such factors include fluctuations in refined petroleum products, gasoline blendstocks, renewable fuels and crude oil prices, counterparty’s ability to pay for or accept contracted volumes and a competitive marketplace for the services and products offered by us. If we cannot successfully renegotiate or replace our contracts or if we renegotiate or replace them on less favorable terms, sales from these arrangements could decline, and our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

Due to our limited asset and geographic diversification, adverse developments in the terminals we use or in our operating areas would reduce our ability to make distributions to our unitholders.

We rely primarily on sales generated from products distributed from terminals we own or control or to which we have access. Furthermore, a substantial portion of our assets and operations are located throughout the Northeast. Due to our limited diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather and corresponding decreases in demand for refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane, could have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

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

Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, President Biden signed an executive order calling for new or more stringent emissions standards for new, modified and existing oil and gas facilities, and the EPA has finalized rules to that effect. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

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

Additionally, the construction of new terminals or the expansion of an existing terminal involves numerous regulatory, environmental, political and legal uncertainties, most of which are not in our control. Delays, litigation, local concerns and difficulty in obtaining approvals for projects requiring federal, state or municipal permits could impact our ability to build, expand and operate strategic facilities and infrastructure, which could adversely impact growth and operational efficiency. Please read Part I, Items 1. and 2. “Business and Properties—Regulation.”

Our assets and operations are subject to a series of risks arising from climate change.

The threat of climate change continues to attract considerable attention. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has made action on climate change a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. For example, on August 16, 2022, President Biden signed into law the IRA which contains hundreds of billions of dollars in incentives for the development of renewable energy, clean fuels, electric vehicles and supporting infrastructure, and carbon capture and sequestration, among other provisions. Moreover, federal regulators and state and local governments have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. For example, following the finding that GHG emissions such as carbon dioxide and methane threaten the public health and welfare, the EPA has promulgated or adopted regulations to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, implement emissions standards for certain sources in the oil and gas sector, and (together with NHTSA), implement GHG emissions limits on vehicles manufactured for operation in the United States. Separately, President Biden issued a suite of executive orders that, among other things, recommitted the United States to the Paris Agreement, called for the revision of Trump Administration changes to the CAFE standards, and called for the issuance of methane-emission standards for new, modified, and existing oil and gas facilities, including in the transmission and storage segments. Over the past three years, the EPA has proposed and finalized several federal regulations to try to fulfill these directives. In addition, it is possible federal legislation could be adopted in the future to restrict GHGs, as Congress has considered various proposals to reduce GHG emissions from time to time. Many states and regions have also adopted GHG initiatives.

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

Additionally, in response to concerns related to climate change, companies in the fossil fuel sector may be exposed to increasing financial risks. Certain financial institutions, including investment advisors and certain sovereign wealth, pension, and endowment funds, may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, in October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. Actions like this could make it more difficult to secure funding.

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

1Increasing attention to environmental, social and governance (“ESG”) matters may impact our business.

Increasing attention to, and social expectations on, companies to address climate change and other environmental and social impacts, investor and societal explanations regarding voluntary ESG disclosures, and increased consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our unit price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for our products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation or contribution to the asserted damage, or other mitigating factors.

Additionally, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles. In March 2022, the SEC released a proposed rule that would establish a framework for the reporting of climate risks, targets, and metrics. As proposed, the SEC climate rule would impose burdensome and potentially costly emissions and other data gathering and reporting requirements on our operations, including, but not limited to, those related to risks to the physical impacts of climate change (i.e., flooding, water stress, extreme temperatures) on our assets and operations. To the extent the rule imposes additional reporting obligations, we could face increased costs. Separately, the SEC has announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s climate disclosures are misleading, deceptive or deficient. Such agency action could also increase the potential for private litigation. Relatedly, California has enacted new laws requiring additional disclosure with respect to certain climate-related risks and GHG emissions reduction claims. Non-compliance with these new laws may result in the imposition of substantial fines or penalties. Other states are considering similar laws. Any new laws or regulations imposing more stringent requirements on our business related to the disclosure of climate-related risks may result in reputation harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, increased compliance costs resulting from the development of any disclosures, and increased costs of and restrictions on access to capital to the extent we do not meet any climate-related expectations of requirements of financial institutions.

Relatedly, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment or other industries which could have a negative impact on our unit price and/ or our access to and costs of capital. Additionally, institutional lenders may decide not to provide funding for fossil fuel energy companies or the corresponding infrastructure projects based on climate change related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations.

Finally, public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals, or standards were misleading, false, or otherwise deceptive. Moreover, the Federal Trade Commission in August 2022 indicated its intent to issue revised “Green Guides” which will likely address greenwashing risks arising from ESG-related matters. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Additionally, we could face increasing costs as we attempt to comply with and navigate further regulatory focus and scrutiny.

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

Our operations involve the buying and selling, gathering and blending of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil and shipping it to various markets including on railcars that we lease. The derailments of trains transporting such products in North America have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Additional measures have been taken in both the United States and Canada to regulate the transportation of these products. Please read Part I, Items 1. and 2. “Business and Properties—Regulation—Hazardous Materials Transportation.”

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

Various federal, state and municipal government agencies have the authority to prescribe specific product quality specifications to the sale of commodities that we purchase, store, transport and sell. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product and adversely impact related sales volume, require us to incur additional handling costs and/or require the expenditure of capital. For instance, different product specifications for different markets could require additional storage. If we are unable to procure product or recover these costs through increased sales, we may not be able to meet our financial obligations. Failure to comply with these regulations could also result in substantial penalties.

We are subject to federal, state and municipal environmental regulations which could have a material adverse effect on our retail operations business and results of operations.

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

We are subject to federal, state and municipal non-environmental regulations which could have an adverse effect on our convenience store business and results of operations.

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

Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy assets may be future targets of terrorist organizations. In addition to the threat of terrorist attacks, we face various other security threats, including cybersecurity threats to gain unauthorized access to sensitive information or systems or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities, such as terminals and pipelines, and infrastructure or third-party facilities and infrastructure.

Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to security threats, there can be no assurance that these procedures and controls will be sufficient in preventing such threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows. Cybersecurity attacks in particular continue to evolve and include malicious software, attempts to gain unauthorized access to, or otherwise disrupt, pipeline control systems, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, including pipeline control systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

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

Cybersecurity breaches and other disruptions could compromise our information and operations, and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, in our data centers and on our networks, we collect and store sensitive data including, without limitation, our proprietary business information and that of our customers, suppliers and business partners, information with respect to potential ventures and transactions, and personally identifiable information of our employees, customers and business partners. The secure storage, processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures and those of our vendors and suppliers, our information technology and infrastructure may be vulnerable to ransomware, malware or other cyberattacks by hackers, employee error or malfeasance, natural disasters, power loss, telecommunication failures or other disruptions, or as a result of similar disruptions experienced by our business partners, suppliers and/or vendors. While there have been incidents of security breaches and unauthorized access to our information technologies, we have not experienced any material impact to our operations or business as a result of these attacks; however, other similar incidents could have a significant negative impact on our systems and operations. Any such cyberattack or breach or other disruption could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information or loss of access to information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, and loss of confidence in our ability to supply our products and services or maintain the security of information we collect and store, which could adversely affect our business. In addition, as technologies evolve, cyberattacks become increasingly sophisticated, and the regulatory framework for data privacy and security worldwide continues to evolve and develop, we may incur significant costs to modify, upgrade or enhance our security measures and we may face difficulties in fully anticipating or implementing adequate security measures or new or revised mandated processes or in generally mitigating potential harm. Further, any actual or perceived failure to comply with any new or existing laws, regulations and other obligations could result in fines, penalties or other liability.

We are subject to various federal and state laws related to cybersecurity, privacy and data protection which can impact our operations and increase our costs.

We are subject to various federal and state laws related to cybersecurity, privacy and data protection, including privacy laws in Virginia and Connecticut which took effect during 2023. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business and develop strategies to address them, including any required change to our privacy and cybersecurity compliance program and policies. We see a trend toward privacy laws increasing in complexity and number, and we anticipate that our obligations will expand commensurately. Further, any actual or perceived failure to comply with any new or existing laws, regulations and other obligations could result in fines, penalties or other liability.

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

We rely on our information technology systems, including cybersecurity, to manage numerous aspects of our businesses, and a disruption of these systems could adversely affect our businesses.

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

As of February 22, 2024, affiliates of our general partner, including directors and executive officers and their affiliates, owned 19.1% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.” These conflicts include, among others, the following situations:

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

In addition, as of August 15, 2023, our Series A preferred units have a floating distribution rate set each quarterly distribution period at a percentage of the $25.00 liquidation preference equal to (i) an annual floating rate of a substitute or successor base rate that the calculation agent determines to be the most comparable to the three-month LIBOR (ii) plus a spread of 6.774% per annum. For the successor base rate comparable to the three-month LIBOR, the calculation agent has selected the industry-accepted substitute which is the 3-month CME Term SOFR plus the applicable tenor spread of 0.26161%.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units, may be modified by administrative, legislative or judicial changes or differing interpretations thereof at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment. Further, while unitholders of publicly traded partnerships are, subject to certain limitations, entitled to a deduction equal to 20% of their allocable share of a publicly traded partnership’s “qualified business income,” this deduction is scheduled to expire with respect to taxable years beginning after December 31, 2025.

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

As of December 31, 2023, we conducted substantially all of our operations of our end-user business through six subsidiaries that are treated as corporations for U.S. federal income tax purposes. These corporations primarily engage in the retail sale of gasoline and/or operate convenience stores and collect rents on personal property leased to dealers and commissioned agents at other stations. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes, which reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

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

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes an audit adjustment to our income tax return, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Additionally, all or part of any gain recognized by such tax-exempt organization upon a sale or other disposition of our units may be unrelated business taxable income and may be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our common units.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our units.

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

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified business income for taxable years beginning before December 31, 2025, the Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified publicly traded partnership income.  As a result, income attributable to a guaranteed payment for use of capital recognized by holders of our preferred units is not eligible for the 20% deduction for qualified business income.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

In the ordinary course of our business, we collect and store sensitive data including, without limitation, our proprietary business information and that of our customers, suppliers and business partners, information with respect to potential ventures and transactions, and personally identifiable information of our employees, customers and business partners. Our business is dependent upon our computer systems, devices, software and networks (operational and information technology) to collect, process and store the data necessary to conduct almost all aspects of our business. We are committed to protecting the confidentiality and integrity of, and access to, our information technology and other business systems, and the personal information of our employees and customers and business data managed, stored and processed on such systems.

With the goal of protecting against and managing cybersecurity threats, we have a cybersecurity risk management program designed to assess, identify, manage and mitigate cybersecurity threats that could adversely and materially affect our business.

We have sought to align our cybersecurity risk management program with our business strategy and integrate our cybersecurity risk management program into our overall risk management strategy and policies and throughout our operations. Our cybersecurity risk management program is comprised of technical and administrative controls, processes, policies and procedures based on applicable laws and industry standards and guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.

As part of our cybersecurity risk management program, we undertake ongoing cyber risk assessments as part of our efforts to detect, evaluate and respond to potential cybersecurity threats, including regular testing by our internal cyber operations team. We also engage third-party cybersecurity consultants to provide cybersecurity audits, targeted attack testing, cybersecurity threat intelligence and cybersecurity incident response services. We have also implemented a threat hunting program designed to seek out and identify potential cybersecurity threats in our systems. We require all employees and contractors to participate in cybersecurity training designed to enhance their understanding of cyber threats and their ability to identify and escalate potential incidents. Our vulnerability management program is designed to identify, assess, and remediate cybersecurity threats in our systems, such as through penetration testing.

We require all of our third-party information technology vendors to undergo evaluations by our internal data privacy and data security team as part of our efforts to assess, document and mitigate potential cybersecurity threats associated with our use of such vendors and the software, applications and services they provide. In addition, we have implemented measures designed to address the risks associated with the use of industrial control systems to help maintain the reliability and safety of our operations. Our information technology and operational technology disaster recovery program is designed to help maintain the continuity of critical business operations in the event of a disruptive cybersecurity incident through procedures for data recovery, system restoration, and business resumption.

We also have implemented an incident response plan that is designed to facilitate our response to cybersecurity incidents and escalation of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us, to our executive officers, other members of our senior management team and other internal stakeholders. This plan is designed to provide our executive officers and other members of our senior management team with the information needed to assess the materiality of a cybersecurity incident and the need for public disclosure. The incident response plan is tested annually to assess its operational effectiveness. We conduct an annual “tabletop” exercise during which we simulate cybersecurity incidents to help us prepare to respond to a cybersecurity incident and to identify areas for potential improvement. These exercises are conducted in close coordination with members of our internal cybersecurity risk management team, our retained cybersecurity incident response consultants, outside cybersecurity counsel and internal technical, operations, insurance risk management, internal audit and legal personnel, as well as certain executive officers and members of the senior management team.

Governance

We have an internal cybersecurity risk management team consisting of our cybersecurity operations team, cybersecurity engineering team and data privacy and data security team, all reporting to our Chief Information Security Officer (“CISO”). This team is responsible for overseeing cybersecurity threats and assessing and managing material risks from cybersecurity threats.

With over two decades of cybersecurity and information security experience, our CISO leads our cybersecurity risk management team and holds certifications including CISSP, CISA, CISM, and CRISC. Leveraging their cybersecurity experience, knowledge of our company and leadership, our CISO plays an important role in both the strategic development and tactical execution of our cybersecurity risk management program. Our CISO reports to the Chief Information Officer (“CIO”) and regularly consults with our Chief Legal Officer (“CLO”) and other members of the legal team, as well as outside cybersecurity counsel, for strategic and operational input on risk management and compliance with applicable cybersecurity laws and regulations.

We have a management-level cybersecurity committee that has primary responsibility for our overall cybersecurity risk management program and oversees our internal cybersecurity personnel and retained external cybersecurity consultants. The cybersecurity committee includes our Chief Financial Officer, CIO) CLO and our Director of Internal Audit. Our CISO meets with the members of the cybersecurity committee regularly, together with other members of the internal cybersecurity risk management team, to provide updates on cybersecurity issues and risk management activities related to preventing, detecting and mitigating cybersecurity incidents.

Our cybersecurity committee monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents. Our cybersecurity committee also consults with internal and external cybersecurity personnel and threat intelligence, obtains other information from governmental, public or private sources, and communicates with senior management about cybersecurity threats and resources for managing them.

Our Board of Directors (the “Board”) oversees our cybersecurity risk management activities. At least annually, the CISO, CIO and certain other members of the cybersecurity committee report to the Board on the state of our cybersecurity risk program and current and emerging cybersecurity risks. The Board’s Audit Committee has been delegated strategic oversight of our cybersecurity risk management program and the work of the cybersecurity committee and is responsible for providing feedback regarding the cybersecurity risk program, as needed. Any cybersecurity incident deemed to have a moderate or higher business risk is also reported to the Board.

Impacts from Cybersecurity Threats

As of the date of this report, though we and our service providers have been subject to certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect us. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. See “Item 1A, Risk Factors,” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Item 3. Legal Proceedings.

The information required by this item is included in Note 25 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common units trade on the New York Stock Exchange (“NYSE”) under the symbol “GLP.” At the close of business on February 22, 2024, based upon information received from our transfer agent, we had 32 holders of record of our common units. The number of record holders does not include common units held in street name.

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

Series A Preferred Units

On August 7, 2018, we issued 2,760,000 Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests (the “Series A Preferred Units”) at a price of $25.00 per Series A Preferred Unit.

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

The initial distribution rate for the Series A Preferred Units from and including the original issue date, but excluding, August 15, 2023 was 9.75% per annum of the $25.00 liquidation preference per unit. On and after August 15, 2023, distributions on the Series A Preferred Units accumulate for each distribution period at a percentage of the $25.00 liquidation preference equal to (i) an annual floating rate of a substitute or successor base rate that a calculation agent determines to be the most comparable to the three-month LIBOR plus (ii) a spread of 6.774% per annum. For the successor base rate comparable to the three-month LIBOR, a calculation agent selected the industry-accepted substitute which is the 3-month CME Term SOFR plus the applicable tenor spread of 0.26161% per annum.

We may redeem, at our option and at any time, in whole or in part, the Series A Preferred Units at a redemption price in cash of $25.00 per Series A Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption, whether or not declared. We must provide not less than 30 days’ and not more than 60 days’ advance written notice of any such redemption.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs (1)	Programs (1)
October 1—October 31, 2023	—	—	—	—
November 1—November 30, 2023	75,000	33.90	—	224,187
December 1—December 31, 2023	8,000	37.78	—	216,187

(1)	In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Since the repurchase program was implemented and through December 31, 2023, our general partner repurchased 1,221,240 common units pursuant to this repurchase program. As of February 28, 2024, our general partner is authorized to acquire up to 216,187 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report.

This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

We account for our investment in Spring Partners Retail LLC (“SPR”) as an equity method investment. Under this method with regard to SPR, our share of income and losses is included in the income from equity method investments in the accompanying consolidated statement of operations of Global Partners LP, and our investment balance in the joint venture is included in equity method investments in the accompanying consolidated balance sheet of Global Partners LP. See Note 17 of Notes to Consolidated Financial Statements. Except as otherwise specifically indicated, the information and discussion and analysis in this section does not otherwise take into account the financial condition and results of operations of SPR.

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with strategic rail and/or marine assets—spanning from Maine to Florida and into the U.S. Gulf states. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of December 31, 2023, we had a portfolio of 1,627 owned, leased and/or supplied gasoline stations, including 341 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by our unconsolidated affiliate, SPR. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $15.9 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the year ended December 31, 2023. In addition, we had other revenues of approximately $0.6 billion for the year ended December 31, 2023 from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2024 Events

Credit Agreement Facility Reallocation and Accordion Reduction—On February 5, 2024, we and the lenders under our credit agreement agreed, pursuant to the terms of our credit agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0. After giving effect to the reallocation and the accordion reduction, the working capital revolving credit facility is $950.0 million and the revolving credit facility is $600.0 million, for a total commitment of

$1.55 billion, effective February 8, 2024. This reallocation and accordion reduction return our credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by us and the lenders on December 7, 2023. Please read “—Liquidity and Capital Resources—Credit Agreement.”

2032 Notes Offering—On January 18, 2024, we and GLP Finance Corp. (the “Issuers”) issued $450.0 million aggregate principal amount of 8.250% senior notes due 2032 (the “2032 Notes”) that are guaranteed by certain of our subsidiaries in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the offering to repay a portion of the borrowings outstanding under our credit agreement and for general corporate purposes. Please read “—Liquidity and Capital Resources—Senior Notes.”

Pending Acquisition of Terminals from Gulf Oil—On December 15, 2022, we entered into a purchase agreement with Gulf Oil Limited Partnership (“Gulf”) pursuant to which we were to acquire five refined-products terminals located in New Haven, CT, Thorofare, NJ, Portland, ME, Linden, NJ and Chelsea, MA for approximately $273.0 million in cash. On February 23, 2024, we entered into an amended and restated purchase agreement with Gulf in response to concerns raised by the Federal Trade Commission and the State Attorney General of Maine, pursuant to which (a) the refined-products terminal located in Portland, ME was removed from the transaction and (b) the purchase price was reduced to $212.3 million, subject to certain customary adjustments. We expect to finance the transaction with borrowings under our revolving credit facility. We continue to work through the process of obtaining regulatory approvals and other customary closing conditions.

2023 Events

Acquisition of Terminals from Motiva Enterprises LLC—On December 21, 2023, we acquired 25 refined product terminals and related assets from Motiva Enterprises LLC (“Motiva”) which are located along the Atlantic Coast, in the Southeast and in Texas (the “Terminal Facilities”), pursuant to an Asset Purchase Agreement dated November 8, 2023. The Terminal Facilities have an aggregate shell capacity of approximately 8.4 million barrels. The transaction is underpinned by a 25-year take-or-pay throughput agreement with Motiva that includes minimum annual revenue commitments. The purchase price was approximately $313.2 million, including inventory. We financed the transaction with borrowings under our revolving credit facility. See Note 3 of Notes to Consolidated Financial Statements.

Investment in Real Estate—On October 23, 2023, we, through our wholly owned subsidiary, Global Everett Landco, LLC, entered into a Limited Liability Agreement (the “Everett LLC Agreement”) of Everett Landco GP, LLC (“Everett”), a Delaware limited liability company formed as a joint venture with Everett Investor LLC (the “Everett Investor”), an entity controlled by an affiliate of The Davis Companies, a company primarily involved in the acquisition, development, management and sale of commercial real estate. In accordance with the Everett LLC Agreement, we agreed to invest up to $30.0 million for an initial 30% ownership interest in the joint venture. See Note 17 of Notes to Consolidated Financial Statements.

Expansion of Retail Operations into Texas—In June 2023, SPR, a joint venture between us and ExxonMobil Corporation (“ExxonMobil”), acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. SPR was formed for the purpose of engaging in the business of operating retail locations in Texas and such other states as may be approved by SPR’s board of directors. We hold a 49.99% ownership interest in SPR and ExxonMobil holds the remaining 50.01% ownership interest. SPR is managed by a two-person board of directors, one of whom is designated by us. The day-to-day activities of SPR are operated by SPR Operator LLC, one of our wholly owned subsidiaries. See Note 17 of Notes to Consolidated Financial Statements.

Amendments to the Credit Agreement and Accordion Exercise and Facility Reallocation—On February 2, 2023, we entered into the eighth amendment to the third amended and restated credit agreement which, among other things, permits us to request up to two reallocations per calendar year of the lending commitments among the facilities under our credit agreement. On May 2, 2023, we entered into the ninth amendment to third amended and restated credit agreement and joinder which, among other things, increased the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extended the maturity date from May 6, 2024 to May 2, 2026. On

December 7, 2023, pursuant to the terms of our credit agreement, we exercised a portion of the accordion feature and increased the aggregate working capital revolving commitments by $200.0 million for a period not to exceed 364 days. Also on December 7, 2023, pursuant to the terms of our credit agreement, we reallocated $300.0 million of the working capital revolving credit facility to the revolving credit facility. After giving effect to such reallocation, the working capital revolving credit facility was $850.0 million and the revolving credit facility was $900.0 million. Please read “—Liquidity and Capital Resources—Credit Agreement.”

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

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, blending, storing and transporting refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We transport these products by railcars, barges, trucks and/or pipelines pursuant to spot or long-term contracts. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene and residual oil to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

As of December 31, 2023, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated (1)	341
Commissioned agents	302
Lessee dealers	182
Contract dealers	802
Total	1,627
(1)	Excludes 64 sites operated by our joint venture, SPR (see Note 17 of Notes to Consolidated Financial Statements).

At our company-operated stores, we operate the gasoline stations and convenience stores with our employees, and we set the retail price of gasoline at the station. At commissioned agent locations, we own the gasoline inventory, and we set the retail price of gasoline at the station and pay the commissioned agent a fee related to the gallons sold. We receive rental income from commissioned agent leased gasoline stations for the leasing of the convenience store premises, repair bays and/or other businesses that may be conducted by the commissioned agent. At dealer-leased locations, the dealer purchases gasoline from us, and the dealer sets the retail price of gasoline at the dealer’s station. We also receive rental income from (i) dealer-leased gasoline stations and (ii) cobranding arrangements. We also supply gasoline to locations owned and/or leased by independent contract dealers. Additionally, we have contractual relationships with distributors in certain New England states pursuant to which we source and supply these distributors’ gasoline stations with Exxon- or Mobil-branded gasoline.

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
●	We commit substantial resources to pursuing acquisitions and expending capital for growth projects, although there is no certainty that we will successfully complete any acquisitions or growth projects or receive the economic results we anticipate from completed acquisitions or growth projects. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses, and also consider organic growth projects. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. Many of these transactions involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control, which may materially alter the expected return associated with the underlying transaction. We may consummate transactions that we believe will be accretive but that ultimately may not be accretive.
●	We may not be able to realize expected returns or other anticipated benefits associated with our joint ventures. We are currently involved in two joint ventures. We may not always be in complete alignment with our unaffiliated joint venture counterparties due to, for example, conflicting strategic objectives, change in control, change in market conditions or applicable laws, or other events. We may disagree on governance matters with respect to the respective joint venture or the jointly-owned assets and may be outvoted by our respective joint venture counterparty. Our joint venture arrangements may also require us to expend additional resources that could otherwise be directed to other areas of our business. As a result of such challenges, the anticipated benefits associated with our joint ventures may not be achieved and could negatively impact our results of operations.
●	The condition of credit markets may adversely affect our liquidity. In the past, world financial markets experienced a severe reduction in the availability of credit. Possible negative impacts in the future could include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties could require us to provide collateral. In addition, we could experience a tightening of trade credit from our suppliers.
●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the petroleum products we purchase and sell. Disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon and could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, trucks and barges, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our business operations. These events could result in service disruptions and increased costs which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.
●	We have contractual obligations for certain transportation assets such as barges and railcars. A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets. Certain costs associated with our contractual obligations for certain transportation assets are fixed and do not vary with volumes transported. Should we experience a reduction in our logistics activities, costs associated with our contractual obligations for related transportation assets may not decrease ratably or at all. As a result, our financial condition, results of operations and cash available for distribution to our unitholders may be negatively impacted.
●	Our gasoline financial results in our GDSO segment can be lower in the first and fourth quarters of the calendar year due to seasonal fluctuations in demand. Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter months. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.
●	Our heating oil and residual oil financial results can be lower in the second and third quarters of the calendar year. Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months.
●	Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales.
●	Our gasoline, convenience store and prepared food sales could be significantly reduced by a reduction in demand due to higher prices and inflation in general and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles and changing consumer preferences and driving habits. Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. In addition, higher prices and inflation in general could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. A reduction in our sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our heating oil and residual oil. Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last several decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations further promoting the use of cleaner fuels. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas, electric heat pumps or other alternative fuels. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas, electric heat pumps or other alternative fuels. As described above, such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales. The EPA has implemented a

RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program seeks to promote the incorporation of renewable fuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States. We are exposed to volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark-to-market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time. Future changes proposed by EPA for the renewable volume obligations may increase the cost to consumers for transportation fuel, which could result in a decline in demand for fuels and lower revenues for our business.
●	Governmental action and campaigns to discourage smoking and use of other products may have a material adverse effect on our financial condition, results of operations, and cash available for distribution to our unitholders. Congress has given the FDA broad authority to regulate tobacco and nicotine products, and the FDA, states and some municipalities have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of flavored tobacco products, e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of flavored tobacco products, e-cigarettes and vapor products may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, President Biden signed an executive order calling for new or more stringent emissions standards for new, modified and existing oil and gas facilities, and the EPA finalized rules to that effect. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our

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

Adjusted EBITDA is EBITDA further adjusted for gains or losses on the sale and disposition of assets, goodwill and long-lived asset impairment charges and our proportionate share of EBITDA related to our SPR joint venture, which is accounted for using the equity method. EBITDA and adjusted EBITDA should not be considered as alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude some, but not all, items that affect net income, and these measures may vary among other companies. Therefore, EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Adjusted distributable cash flow is a non-GAAP financial measure intended to provide management and investors with an enhanced perspective of our financial performance. Adjusted distributable cash flow is distributable cash flow (as defined in our partnership agreement) further adjusted for our proportionate share of distributable cash flow related to our SPR joint venture, which is accounted for using the equity method. Adjusted distributable cash flow is not used in our partnership agreement to determine our ability to make cash distributions and may be higher or lower than distributable cash flow as calculated under our partnership agreement.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Year Ended December 31,
	2023	2022
Net income	$152,506	$362,207
EBITDA (1)	$356,363	$565,084
Adjusted EBITDA (1)	$356,264	$485,211
Distributable cash flow (2)(3)	$202,709	$413,395
Adjusted distributable cash flow (2)	$201,715	$413,395
Wholesale Segment:
Volume (gallons)	3,681,530	3,408,709
Sales
Gasoline and gasoline blendstocks	$5,897,428	$6,408,184
Distillates and other oils (4)	3,715,888	4,455,309
Total	$9,613,316	$10,863,493
Product margin
Gasoline and gasoline blendstocks	$105,165	$106,982
Distillates and other oils (4)	96,747	180,715
Total	$201,912	$287,697
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	1,628,305	1,648,104
Sales
Gasoline	$5,268,268	$6,140,823
Station operations (5)	572,266	559,826
Total	$5,840,534	$6,700,649
Product margin
Gasoline	$558,516	$588,676
Station operations (5)	276,040	267,941
Total	$834,556	$856,617
Commercial Segment:
Volume (gallons)	421,223	414,871
Sales	$1,038,324	$1,313,744
Product margin	$31,722	$40,973
Combined sales and product margin:
Sales	$16,492,174	$18,877,886
Product margin (6)	$1,068,190	$1,185,287
Depreciation allocated to cost of sales	(94,550)	(87,638)
Combined gross profit	$973,640	$1,097,649

GDSO portfolio as of December 31, 2023 and 2022:
Company operated (7)	341	353
Commissioned agents	302	295
Lessee dealers	182	192
Contract dealers	802	833
Total GDSO portfolio	1,627	1,673

	Year Ended December 31,
	2023	2022
Weather conditions:
Normal heating degree days	5,630	5,630
Actual heating degree days	4,741	5,072
Variance from normal heating degree days	(16)%	(10)%
Variance from prior period actual heating degree days	(7)%	4%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow for 2023 includes $2.5 million of income from our equity method investment related to our 49.99% interest in our SPR joint venture (see Note 17 of Notes to Consolidated Financial Statements). Distributable cash flow for 2022 includes a net gain on sale and disposition of assets of $79.9 million, primarily related to the sale of our terminal in Revere, Massachusetts (the “Revere Terminal”) in June 2022 (see Note 18 of Notes to Consolidated Financial Statements).
(4)	Distillates and other oils (primarily residual oil and crude oil). Segment reporting results for 2022 have been reclassed within the Wholesale segment to conform to our current presentation. Specifically, results from crude oil previously shown separately are included in distillates and other oils as results from crude oil are immaterial.
(5)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(6)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(7)	Excludes 64 sites at December 31, 2023 that are operated by our SPR joint venture (see Note 17 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2023	2022
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$152,506	$362,207
Depreciation and amortization	110,090	104,796
Interest expense	85,631	81,259
Income tax expense	8,136	16,822
EBITDA	356,363	565,084
Net gain on sale and disposition of assets	(2,626)	(79,873)
Income from equity method investments (1)	(2,503)	—
EBITDA related to equity method investments (1)	5,030	—
Adjusted EBITDA	$356,264	$485,211

Reconciliation of net cash provided by operating activities to EBITDA and adjusted EBITDA:
Net cash provided by operating activities	$512,441	$479,996
Net changes in operating assets and liabilities and certain non-cash items	(249,845)	(12,993)
Interest expense	85,631	81,259
Income tax expense	8,136	16,822
EBITDA	356,363	565,084
Net gain on sale and disposition of assets	(2,626)	(79,873)
Income from equity method investments (1)	(2,503)	—
EBITDA related to equity method investments (1)	5,030	—
Adjusted EBITDA	$356,264	$485,211
(1)	Represents our proportionate share of income and EBITDA, as applicable, related to our 49.99% interest in our SPR joint venture (see Note 17 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2023	2022
Reconciliation of net income to distributable cash flow and adjusted distributable cash flow:
Net income	$152,506	$362,207
Depreciation and amortization	110,090	104,796
Amortization of deferred financing fees	5,651	5,432
Amortization of routine bank refinancing fees	(4,700)	(4,596)
Maintenance capital expenditures	(60,838)	(54,444)
Distributable cash flow (1)(2)	202,709	413,395
Income from equity method investments (3)	(2,503)	—
Distributable cash flow from equity method investments (3)	1,509	—
Adjusted distributable cash flow (1)	201,715	413,395
Distributions to preferred unitholders (4)	(14,559)	(13,852)
Adjusted distributable cash flow after distributions to preferred unitholders	$187,156	$399,543

Reconciliation of net cash provided by operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash provided by operating activities	$512,441	$479,996
Net changes in operating assets and liabilities and certain non-cash items	(249,845)	(12,993)
Amortization of deferred financing fees	5,651	5,432
Amortization of routine bank refinancing fees	(4,700)	(4,596)
Maintenance capital expenditures	(60,838)	(54,444)
Distributable cash flow (1)(2)	202,709	413,395
Income from equity method investments (3)	(2,503)	—
Distributable cash flow from equity method investments (3)	1,509	—
Adjusted distributable cash flow (1)	201,715	413,395
Distributions to preferred unitholders (4)	(14,559)	(13,852)
Adjusted distributable cash flow after distributions to preferred unitholders	$187,156	$399,543

(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow for 2023 includes $2.5 million of income from our equity method investment related to our 49.99% interest in our SPR joint venture (see Note 17 of Notes to Consolidated Financial Statements). Distributable cash flow for 2022 includes a net gain on sale and disposition of assets of $79.9 million, primarily related to the sale of the Revere Terminal (see Note 18 of Notes to Consolidated Financial Statements
(3)	Represents our proportionate share of net income and distributable cash flow, as applicable, related to our 49.99% interest in our SPR joint venture (see Note 17 of Notes to Consolidated Financial Statements).
(4)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $16.5 billion and $18.9 billion for 2023 and 2022, respectively, a decrease of $2.4 billion, or 13%, primarily due to a decrease in prices, partially offset by an increase in volume sold. Our aggregate volume of product sold was 5.7 billion gallons and 5.5 billion gallons for 2023 and 2022, respectively, increasing 259 million gallons (consisting of increases of 273 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks but also in distillates and other oils, and 6 million gallons in our Commercial segment, offset by a decrease of 20 million gallons in our GDSO segment).

Gross Profit

Our gross profit was $973.6 million and $1.1 billion for 2023 and 2022, respectively, decreasing $124.0 million, or 11%. Our Wholesale segment product margins decreased in 2023 due to less favorable market conditions, largely in distillates but also in residual oil, compared to 2022 when market conditions were more favorable, offset by an increase in crude oil product margin due to the expiration of a pipeline connection agreement. In our GDSO segment, our gasoline distribution product margin decreased due in part to lower fuel margins (cents per gallon), while our station operations product margin increased due to an increase in activity at our convenience stores in part due to the September 2022 acquisition of Tidewater Convenience, Inc. (“Tidewater”). In our Commercial segment, our product margin decreased, primarily due to less favorable market conditions in bunkering.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $5.9 billion and $6.4 billion for 2023 and 2022, respectively, a decrease of $0.5 billion, or 8%, primarily due to a decrease in prices, partially offset by an increase in volume sold. Our gasoline and gasoline blendstocks product margin was $105.2 million and $107.0 million for 2023 and 2022, respectively, a decrease of $1.8 million, or 2%, primarily due to less favorable market conditions in gasoline, offset by more favorable market conditions in gasoline blendstocks.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil) were $3.7 billion and $4.5 billion for 2023 and 2022, respectively, a decrease of $0.8 billion, or 17%, primarily due to a decrease in distillate prices, partially offset by an increase in volume sold. Our product margin from distillates and other oils was $96.7 million and $180.7 million for 2023 and 2022, respectively, a decrease of $84.0 million, or 46%, primarily due to less favorable market conditions, largely in distillates but also in residual oil, compared to 2022 when market conditions were more favorable. The decrease in product margin was offset by an increase in crude oil product margin due to the expiration of a pipeline connection agreement in December of 2022.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $5.3 billion and $6.1 billion for 2023 and 2022, respectively, a decrease of $0.8 billion, or 13%, primarily due to decreases in prices and in volume sold. Our product margin from gasoline distribution was $558.5 million and $588.7 million for 2023 and 2022, respectively, a decrease of $30.2 million, or 5%, primarily due to lower fuel margins (cents per gallon), largely during the third quarter in 2023 compared to significantly higher fuel margins in the third quarter of 2022 due to especially favorable market conditions experienced in 2022.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $572.2 million and $559.8 million for 2023 and 2022, respectively, an increase of $12.4 million, or 2%. Our product margin from station operations was $276.0 million and $267.9 million for 2023 and 2022, respectively, an increase of $8.1 million, or 3%. The increases in sales and product margin are primarily due to an increase in activity at our convenience stores, in part due to the acquisition of Tidewater, partially offset by the sale of non-strategic sites.

Results for Commercial Segment

Our commercial sales were $1.0 billion and $1.3 billion for 2023 and 2022, respectively, decreasing $275.4 million, or 21%, due a decrease in prices, partially offset by an increase in volume sold. Our commercial product margin was $31.7 million and $41.0 million for 2023 and 2022, respectively, a decrease of $9.3 million, or 23%, primarily due to less favorable market conditions in bunkering.

Selling, General and Administrative Expenses

SG&A expenses were $273.7 million and $263.1 million for 2023 and 2022, respectively, an increase of $10.6 million, or 4%, including increases of $8.4 million of expenses associated with the sale of the Revere Terminal (see Note 18 of Notes to Consolidated Financial Statements), $7.7 million in wages and benefits, $3.2 million in acquisition costs and $1.4 million in professional fees. The increase in SG&A expenses was offset by a decrease of $1.3 million in accrued discretionary incentive compensation and $1.3 million in various other SG&A expenses. In addition, in 2022 we incurred approximately $7.5 million in connection with an ongoing dispute between us and the landlord at certain of our sites, a dispute in which we believe we have meritorious defenses.

Operating Expenses

Operating expenses were $450.6 million and $445.3 million for 2023 and 2022, respectively, an increase of $5.3 million, or 1%, including an increase of $6.3 million associated with our GDSO operations, including the Tidewater acquisition, in part due to increases in salary expense, maintenance and repair expenses and other various operating expenses, offset by decreases in our environmental reserve and in credit card fees due to lower gasoline prices and operating expenses related to the sale of non-strategic sites during 2023. Operating expenses associated with our terminal operations decreased $1.0 million, in part due to a decrease in maintenance and repair expenses, offset by an increase in rent and lease expenses.

Amortization Expense

Amortization expense related to our intangible assets was $8.1 million and $8.9 million for 2023 and 2022, respectively.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $2.6 million for 2023, primarily due to the sale of GDSO sites. Net gain on sale and disposition of assets was $79.9 million for 2022, consisting of a net gain of $76.8 million related to the sale of the Revere Terminal (see Note 18 of Notes to Consolidated Financial Statements for more information) and to a net gain of $3.1 million, primarily due to the sale of GDSO sites.

Income from Equity Method Investments

Income from equity method investments was $2.5 million and $0 for 2023 and 2022, respectively, representing our proportional share of earnings from our SPR joint venture. There was no income from equity method investments related to our Everett joint venture in 2023 or 2022. See Note 17 of Notes to Consolidated Financial Statements for information on our equity method investments.

Interest Expense

Interest expense was $85.6 million and $81.3 million for 2023 and 2022, respectively, an increase of $4.3 million, or 5%, due in part to higher interest rates and a $0.5 million write-off of deferred financing fees associated with the amendment to our credit agreement in May 2023, offset by lower average balances on our credit facilities.

Income Tax Expense

Income tax expense was $8.1 million and $16.8 million 2023 and 2022, respectively. The respective income tax expense predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $115.0 million and $197.8 million at December 31, 2023 and 2022, respectively, a decrease of $82.8 million. Changes in current assets and current liabilities decreasing our working capital primarily include, in part, a decrease of $169.4 million in inventories and an increase of $117.8 million in accounts payable. The decrease in working capital was offset by a decrease of $136.6 million in the current portion of our working capital revolving credit facility and an increase of $72.9 million in accounts receivable.

Cash Distributions

Common Units

During 2023, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2023 (1)	$55.4 million	Fourth quarter 2022
May 15, 2023	$24.0 million	First quarter 2023
August 14, 2023	$25.2 million	Second quarter 2023
November 14, 2023	$25.8 million	Third quarter 2023
(1)	This distribution consists of a quarterly distribution of $0.6350 per unit and a one-time special distribution of $0.9375 per unit. Our general partner agreed to waive its incentive distribution rights with respect to the special distribution.

In addition, on January 24, 2024, the board of directors of our general partner declared a quarterly cash distribution of $0.7000 per unit ($2.80 per unit on an annualized basis) on all of our outstanding common units for the period from October 1, 2023 through December 31, 2023 to unitholders of record as of the close of business on February 8, 2024. On February 14, 2024, we paid the total cash distribution of approximately $26.8 million.

Preferred Units

During 2023, we paid the following cash distributions to holders of the Series A Preferred Units and the Series B Preferred Units:

Cash Distribution	Series A Preferred Units		Series B Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Total Paid	Rate	Quarterly Period Covering
2/15/2023	$1.7 million	9.75%	$1.8 million	9.50%	11/15/22 - 2/14/23
5/15/2023	$1.7 million	9.75%	$1.8 million	9.50%	2/15/23 - 5/14/23
8/15/2023	$1.7 million	9.75%	$1.8 million	9.50%	5/15/23 - 8/14/23
11/15/2023	$2.1 million	12.40%	$1.8 million	9.50%	8/15/23 - 11/14/23

In addition, on January 16, 2024, the board of directors of our general partner declared a quarterly cash distribution of $0.77596 per unit ($3.10 per unit on an annualized basis) on the Series A Preferred Units for the period from November 15, 2023 through February 14, 2024 to our Series A preferred unitholders of record as of the opening of business on February 1, 2024. The applicable distribution rate on the Series A Preferred Units for such period, as calculated by our calculation agent, was approximately 12.42%. On February 15, 2024, we paid the total cash distribution of approximately $2.1 million.

The board of directors of our general partner also declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from November 15, 2023 through February 14, 2024 to our Series B preferred unitholders of record as of the opening of business on February 1, 2024. On February 15, 2024, we paid the total cash distribution of approximately $1.8 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2023 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Next 12 Months	Beyond 12 Months	Total
Credit facility obligations (1)	$45,174	$409,481	$454,655
Senior notes obligations (2)	52,063	942,283	994,346
Operating lease obligations (3)	76,903	233,193	310,096
Other long-term liabilities (4)	14,125	45,508	59,633
Financing obligations (5)	15,777	82,171	97,948
Total	$204,042	$1,712,636	$1,916,678
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2023 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 2, 2026 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our 7.00% senior notes due 2027 and our 6.875% senior notes due 2029. No principal payments are required prior to maturity. Excludes principal and interest on our 8.250% senior notes due 2032 issued on January 18, 2024. See “—Liquidity and Capital Resources—Senior Notes” for additional information.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges. See Note 4 of Notes to Consolidated Financial Statements for additional information.
(4)	Includes amounts related to our brand fee agreement, amounts related to our access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See “—Liquidity and Capital Resources—Financing Obligations” for additional information.

See Note 4 of Notes to Consolidated Financial Statements with respect to sublease information related to certain lease agreements and Note 12 of Notes to Consolidated Financial Statements with respect to purchase commitments.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $60.8 million and $54.4 million in maintenance capital expenditures for the years ended December 31, 2023 and 2022, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $52.9 million and $45.0 million for 2023 and 2022, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $28.0 million and $52.4 million in expansion capital expenditures, excluding acquired property and equipment, for the years ended December 31, 2023 and 2022, respectively, primarily related to investments in our gasoline station business.

We currently expect maintenance capital expenditures of approximately $50.0 million to $60.0 million and expansion capital expenditures, excluding acquisitions, of approximately $60.0 million to $70.0 million in 2024, relating primarily to investments in our gasoline station and terminal businesses. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity for the years ended December 31 (in thousands):

	2023	2022
Net cash provided by operating activities	$512,441	$479,996
Net cash used in investing activities	$(492,380)	$(236,193)
Net cash used in financing activities	$(4,459)	$(250,612)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $512.4 million and $480.0 million for 2023 and 2022, respectively, for a period-over-period increase in cash flow from operating activities of $32.4 million. The period-over-period change reflects a net gain on the sale and disposition of assets of $79.9 million in 2022, primarily related to the sale of the Revere Terminal (see Note 18 of Notes to Consolidated Financial Statements).

Except for net income, the primary drivers of the changes in operating activities include the following for the years ended December 31 (in thousands):

	2023	2022
Increase in accounts receivable	$(73,782)	$(67,774)
Decrease (increase) in inventories	$172,112	$(52,086)
Increase in accounts payable	$117,777	$177,644

In 2023, the increases in accounts receivable and accounts payable are in part due to timing of sales and payments, offset by a decrease in prices. The decrease in inventories is primarily due to the decrease in prices.

In 2022, the increases in accounts receivable inventories and accounts payable are in part due to the increase in prices.

Investing Activities

Net cash used in investing activities was $492.4 million for 2023 and included $313.2 million related to the acquisition of the Terminal Facilities from Motiva (see Note 3 to Notes to Consolidated Financial Statements), $95.3 million in expenditures associated with our equity method investments (see Note 17 of Notes to Consolidated Financial Statements), $88.8 million in capital expenditures, $8.5 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations and $1.5 million in an immaterial acquisition. Net cash used in investing activities was offset by $12.9 million in proceeds from the sale of property and equipment and $2.0 million in dividends received of equity method investment in SPR.

Net cash used in investing activities was $236.2 million for 2022 and included $256.2 million in acquisitions (see Note 3 to Notes to Consolidated Financial Statements), $106.8 million in capital expenditures and $1.7 million in seller note issuances, offset by $128.5 million in proceeds from the sale of property and equipment, primarily related to the sale of the Revere Terminal.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the years ended December 31, 2023 and 2022.

Financing Activities

Net cash used in financing activities was $4.4 million for 2023 and included $144.7 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $136.6 million in net payments on our working capital revolving credit facility, $3.5 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, $0.5 million in LTIP units withheld for tax obligations and $0.1 million in distribution equivalent rights. Net cash used in financing activities was offset by $281.0 million in net borrowings on our revolving credit facility, in part due to fund the acquisition of the Terminal Facilities from Motiva.

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

See Note 9 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility for 2023 and 2022.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, had a $1.75 billion senior secured credit facility as of December 31, 2023. As discussed below, effective February 5, 2024, the total commitment under the credit agreement was reduced to $1.55 billion. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement expires on May 2, 2026.

On February 2, 2023, we and certain of our subsidiaries entered into the eighth amendment to the third amended and restated credit agreement, pursuant to which we and the lenders under our credit agreement agreed to a reallocation of $150.0 million of the working capital revolving credit facility to the revolving credit facility. After giving effect to such reallocation, the working capital revolving credit facility was $950.0 million, and the revolving credit facility was $600.0 million.

On May 2, 2023, we and certain of our subsidiaries entered into the ninth amendment to third amended and restated credit agreement and joinder which, among other things, increased the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extended the maturity date from May 6, 2024 to May 2, 2026.

On December 7, 2023, we exercised a portion of the accordion feature included in our credit agreement (as further described below) and increased the aggregate working capital revolving commitments by $200.0 million, to $1.75 billion from $1.55 billion, for a period not to exceed 364 days. Also on December 7, 2023, we and the lenders under our credit agreement agreed to reallocate $300.0 million of the working capital revolving credit facility to the revolving credit facility.

As of December 31, 2023, there were two facilities under the credit agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $850 million; and
●	a $900.0 million revolving credit facility to be used for general corporate purposes.

On February 5, 2024, we and the lenders under our credit agreement agreed, pursuant to the terms of our credit agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0. After giving effect to the reallocation and the accordion reduction, the working capital revolving credit facility is $950.0 million and the revolving credit facility is $600.0 million, for a total commitment of $1.55 billion, effective February 8, 2024. This reallocation and accordion reduction return our credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by us and the lenders on December 7, 2023.

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Daily or Term secured overnight financing rate (“SOFR”) plus a 0.10% SOFR adjustment plus a margin of 2.00% to 2.50% depending on the Utilization Amount (as defined in the credit agreement), or (2) the base rate plus a margin of 1.00% to 1.50% depending on the Utilization Amount. Borrowings under the revolving credit facility bear interest at (1) the Daily or Term SOFR plus a 0.10% SOFR adjustment plus a margin of 2.00% to 3.00% depending on the Combined Total Leverage Ratio (as defined in the credit agreement), or (2) the base rate plus a margin of 1.00% to 2.00% depending on the Combined Total Leverage Ratio.

The average interest rates for the credit agreement were 7.2% and 3.7% for the years ended December 31, 2023 and 2022, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.35% to 0.50% per annum.

As of December 31, 2023, we had $16.8 million outstanding on the working capital revolving credit facility and $380.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $220.2 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.13 billion and $1.12 billion at December 31, 2023 and 2022, respectively.

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

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2023.

Senior Notes

8.250% Senior Notes Due 2032

On January 18, 2024, we and GLP Finance Corp. (the “Issuers”) issued $450.0 million aggregate principal amount of 8.250% senior notes due 2032 (the “2032 Notes”) to several initial purchasers in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the offering to repay a portion of the borrowings outstanding under our credit agreement and for general corporate purposes.

In connection with the private placement of the 2032 Notes, the Issuers and the subsidiary guarantors and Regions Bank, as trustee, entered into an indenture as may be supplemented from time to time (the “2032 Notes Indenture”).

The 2032 Notes mature on January 15, 2032 with interest accruing at a rate of 8.250% per annum. Interest will be payable beginning July 15, 2024 and thereafter semi-annually in arrears on January 15 and July 15 of each year. The 2032 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2032 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2032 Notes may declare the 2032 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of ours that is a significant subsidiary or any group of our restricted subsidiaries that, taken together, would constitute a significant subsidiary of ours, will automatically cause the 2032 Notes to become due and payable.

The Issuers will have the option to redeem up to 35% of the 2032 Notes prior to January 15, 2027 at a redemption price (expressed as a percentage of principal amount) of 108.250% plus accrued and unpaid interest, if any. The Issuers will have the option to redeem the 2032 Notes, in whole or in part, at any time on or after January 15, 2027, at the redemption prices of 104.125% for the twelve-month period beginning January 15, 2027, 102.063% for the twelve-month period beginning January 15, 2028, and 100% beginning on January 15, 2029 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, before January 15, 2027, the Issuers may redeem all or any part of the 2032 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2032 Notes may require the Issuers to repurchase the 2032 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2032 Notes Indenture) at the prices and on the terms specified in the 2032 Notes Indenture.

The 2032 Notes Indenture contains covenants that limit our ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by our subsidiaries, create liens, sell assets or merge with other entities. Events of default under the 2032 Notes Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 2032 Notes, (ii) breach of our covenants under the 2032 Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of our or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

6.875% Senior Notes Due 2029

On October 7, 2020, the Issuers issued $350.0 million aggregate principal amount of 6.875% senior notes due 2029 (the “2029 Notes”) to several initial purchasers in a private placement exempt from the registration requirements under the Securities Act. We used the net proceeds from the offering to fund the redemption of our 7.00% senior notes due 2023 and to repay a portion of the borrowings outstanding under our credit agreement.

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

7.00% Senior Notes Due 2027

On July 31, 2019, the Issuers issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 (the “2027 Notes”) to several initial purchasers in a private placement exempt from the registration requirements under the Securities Act. We used the net proceeds from the offering to fund the repurchase of our 6.25% senior notes due 2022 in a tender offer and to repay a portion of the borrowings outstanding under our credit agreement.

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

The Issuers have the option to redeem the 2027 Notes, in whole or in part, at any time on or after August 1, 2023, at the redemption prices of 102.333% for the twelve-month period beginning August 1, 2023, 101.167% for the twelve-month period beginning August 1, 2024, and 100% beginning on August 1, 2025 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the 2027 Notes may require the Issuers to repurchase the 2027 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2027 Notes Indenture) at the prices and on the terms specified in the 2027 Notes Indenture.

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

Financing Obligations

Capitol Acquisition

In connection with the June 2015 acquisition of retail gasoline stations and dealer supply contracts from Capitol, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions for 53 leased sites. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Interest expense of approximately $8.8 million and $9.0 million was recorded for the years ended December 31, 2023 and 2022, respectively. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $10.9 million and $10.6 million for the years ended December 31, 2023 and 2022, respectively. The financing obligation balance outstanding at December 31, 2023 was $81.3 million associated with the acquisition.

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

In connection with this transaction, we recognized a corresponding financing obligation of $62.5 million. During the term of the lease, which expires in June 2031, we incur interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.2 million for both years ended December 31, 2023 and 2022, and lease rental payments were $4.9 million and $4.8 million for the years ended December 31, 2023 and 2022, respectively. The financing obligation balance outstanding at December 31, 2023 was $60.5 million associated with this transaction.

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

Valuation of Physical Forward Derivative Contracts

As described in Note 10 and Note 11 of Notes to Consolidated Financial Statements, we enter into different commodity contracts that qualify as derivative instruments. These include physical forward purchase and sale contracts and are accounted for at fair value. These contracts are considered Level 2 derivative instruments under the fair value hierarchy as inputs used to determine fair value are not quoted prices in active markets. As of December 31, 2023, derivative assets of $17.7 million and derivative liabilities of $5.0 million were recorded for physical forward derivative contracts based on Level 2 fair value measurements. There were no Level 3 physical forward derivative contracts as of December 31, 2023 and 2022.

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

All of our goodwill is allocated to the GDSO segment. During 2023 and 2022, we completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro-economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on our assessment, no impairment was identified.

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

As of December 31, 2023, we had total borrowings outstanding under our credit agreement of $396.8 million. Please read Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.0 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At December 31, 2023, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	December 31,	Effect of 10%	Effect of 10%
	2023	Price Increase	Price Decrease
Exchange traded derivative contracts	$33,421	$(18,458)	$18,458
Forward derivative contracts	12,669	(13,072)	13,072
Total	$46,090	$(31,530)	$31,530

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2023. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $12.8 million at December 31, 2023.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of December 31, 2023.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report. See “Report of Independent Registered Public Accounting Firm” on page F-4 of our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Global GP LLC, our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Richard Slifka and Eric Slifka, through their beneficial ownership of entities that own membership interests in our general partner. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

Five members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. Members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have a separately-designated standing audit committee established in accordance with the Securities Exchange Act of 1934 and a compensation committee. The five independent members of the board of directors of our general partner, Messrs. Hailer, McCool, Owens and Pereira and Ms. McGrory, serve as the sole members of the conflicts, audit and compensation committees.

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

Set forth below are the names, ages (as of February 22, 2024) and titles of persons currently serving as directors and executive officers of our general partner:

Name	Age	Position with Global GP LLC
Richard Slifka	83	Chairman
Eric Slifka	58	President, Chief Executive Officer and Vice Chairman
Mark A. Romaine	55	Chief Operating Officer
Gregory B. Hanson	46	Chief Financial Officer
Matthew Spencer	45	Chief Accounting Officer
Sean T. Geary	56	Chief Legal Officer and Secretary
Robert J. McCool	85	Director
Jaime Pereira	69	Director
John T. Hailer	63	Director
Robert W. Owens	70	Director
Clare McGrory	48	Director

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

Gregory B. Hanson was appointed by the Board of Directors of our general partner to serve as the Chief Financial Officer of Global Partners LP, commencing September 1, 2021. Mr. Hanson previously served as Treasurer of our general partner and of Global Partners LP from August 2014 through August 2021. Mr. Hanson has more than 20 years of financial experience. Before joining the Partnership in 2013, he served as a Senior Vice President at GE Energy Financial Services and RBS Citizens Financial Group. Before that, he worked for Merrill Lynch Capital and Bank of America. Mr. Hanson received a bachelor’s degree from Colby College and an MBA from Babson College’s

Franklin W. Olin School of Business.

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

Robert J. McCool was elected to serve as a director of our general partner, the chair of the conflicts committee of the board of directors of our general partner, and a member of the compensation and audit committees of the board of directors of our general partner in October 2005. In September 2020, he was designated co-chair of the conflicts committee. He served as an Advisor to Tetco Inc., a privately held company in the energy industry, for 15 years and has been in the refined petroleum industry for over 40 years. He worked for Mobil Oil for 33 years in various positions including manager, planning and financial analysis, controller, manager U.S. lubricants operations and manager, budget and controls for U.S. acquisitions. Mr. McCool retired in 1998 having served as Executive Vice President responsible for Mobil Oil’s North and South America marketing and refining business. Mr. McCool’s extensive experience with the financial, accounting and managerial aspects of the refined petroleum products industry make him well qualified to serve as a director of our general partner. Mr. McCool has announced his retirement as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board, effective March 1, 2024.

Jaime Pereira was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in October 2021. Mr. Pereira was appointed as the chair of the audit committee as of January 1, 2022. Mr. Pereira has over forty years of accounting and advisory experience working with a wide variety of domestic and international, public and private companies, including serving as a partner at international accounting firm Ernst & Young LLP for 20 years. At Ernst & Young, Mr. Pereira was responsible for the Consumer Products practice in the Northeast Region and was the coordinating partner for Global Partners LP and other clients such as Bruker Corporation and Au Bon Pain. Mr. Pereira has been a member of the American Institute of Certified Public Accountants, and he currently serves on the Boards of Roche Bros. Supermarkets Co.. Mr. Pereira is a graduate of the University of Massachusetts Amherst and presently serves on the Business Advisory Council for the Isenberg School of Management. Mr. Pereira’s prior audit history with the Partnership and his extensive experience with the accounting aspects of the energy and retail industries make him well qualified to serve as a director of our general partner.

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

Clare McGrory was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in March 2023. Since 2016, Ms. McGrory has served as Chief Financial Officer (“CFO”), Chief Compliance Officer and partner of Atairos Management LP (“Atairos”). Atairos is an independent strategic investment firm focused on backing growth-oriented businesses across a wide range of industries. Ms. McGrory has over 13 years of experience in the energy industry, including serving as the CFO, Executive Vice President, and Treasurer of Sunoco, LP (“Sunoco”), a publicly traded retail marketing and fuel distribution business. At Sunoco, Ms. McGrory had responsibility for investor relations, business strategy, treasury, accounting, external reporting, internal audit, and other oversight responsibilities. Ms. McGrory received a Bachelor of Science degree in accounting from Villanova University and a Master of Business Administration from the Villanova School of Business Executive MBA Program. She is an adjunct professor at Villanova University and serves on the Board of Directors for the Boys & Girls Clubs of Philadelphia. Ms. McGrory’s financial, accounting, and executive leadership experience, including 13 years within the energy industry, make her well qualified to serve as a director of our general partner.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2023, with the exception of: (i) two Form 4s for each of our Named Executive Officers with respect to reporting their March 3, 2023 and May 3, 2023 Phantom Unit Award grants on their August 31, 2023 Form 4 filings; (ii) the August 31, 2023 Form 4 filing for our President, CEO and Vice-Chair also included reporting on the February 28, 2023 receipt of common units from a family member’s Grantor Retained Annuity Trust by himself, and by certain family trusts of which he is the trustee; (iii) one Form 4 filing dated January 6, 2023 for each of our Independent Directors (other than Ms. McGrory) with respect to reporting on their receipt of October 14, 2022 Phantom Unit Award grants while also reporting on the January 1, 2023 vesting of those awards; and (iv) Form 4s filed on August 24, 2023 by two of our Independent Directors, one of which included reporting on a May 17, 2023 sale of common units by his spouse, and one of which included reporting on an August 9, 2023 purchase of common units by the Independent Director.

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

Corporate Governance Matters

The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2023.

The certifications of our general partner’s Chief Executive Officer and Chief Financial Officer required by the Securities Exchange Act of 1934 are included as exhibits to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

All of our executive officers and substantially all of our employees are employed by our general partner, except for our gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”) or SPR Operator LLC (“SPR Operator”) and certain union personnel. Our general partner does not receive any management fee or other compensation for its management of Global Partners LP. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, executive officer and director compensation and benefits properly allocable to Global Partners LP. Our partnership agreement provides that our general partner will determine the expenses that are allocable to Global Partners LP.

Compensation Discussion and Analysis

We are managed and operated by the executive officers of our general partner. Executive officers of our general partner receive compensation in the form of base salaries, short-term incentive awards (contractual and/or discretionary) and long-term incentive awards. They also are eligible to participate in employee benefit plans and arrangements sponsored by our general partner or its affiliates, including plans that may be established by our general partner or its affiliates in the future. Our named executive officers (“NEOs”) serve as executive officers of our general partner and each of our wholly-owned subsidiaries. The compensation described herein reflects their total compensation for services to us, our general partner and our subsidiaries.

In 2023, our NEOs were (i) Mr. Eric Slifka, our Chief Executive Officer (“CEO”); (ii) Mr. Gregory B. Hanson, our Chief Financial Officer (“CFO”); and (iii) the three most highly compensated executive officers of our general partner other than our CEO and CFO during 2023, who were Mr. Mark A. Romaine, our Chief Operating Officer (“COO”), Mr. Sean T. Geary, our Chief Legal Officer and Mr. Matthew Spencer, our Chief Accounting Officer. Each of our NEOs had an employment agreement with our general partner during 2023.

The compensation committee of the board of directors of our general partner (the “Compensation Committee”) has direct responsibility for the compensation of our CEO based upon (i) contractual obligations pursuant to any employment agreement or arrangement between our CEO and our general partner, and (ii) compensation parameters established by the Compensation Committee with respect to salary adjustments, incentive plans and discretionary bonuses, if any. The Compensation Committee also has oversight and approval authority for the compensation of our NEOs other than our CEO based upon our CEO's recommendations, including awards under any incentive plans in which the NEOs participate, and our general partner's contractual obligations pursuant to any employment agreements or arrangements with our NEOs.

Compensation Objectives

The objectives of our compensation program with respect to our NEOs are to attract, engage and retain individuals with the requisite knowledge, experience and skill sets required for our future success. Our compensation program is intended to motivate and inspire employee behavior that fosters high performance, and to support our overall business objectives. To achieve these objectives, we aim to provide each NEO with a competitive total compensation program. We currently utilize the following compensation components:

●	Base salaries and benefits designed to attract and retain high caliber employees;
●	Short-term, performance-based incentive and discretionary cash and/or equity-based bonus awards designed to focus employees on key business objectives for a particular year; and
●	Long-term, equity-based incentive awards designed to support the achievement of our long-term business objectives and the retention of key personnel.

Compensation Methodology

Under our executive compensation structure, our goal is to target our NEOs’ total compensation within a competitive range of market benchmarks. Specific competitive positioning is determined based on various factors, including specifically the scope and responsibilities of the NEOs, their experience and tenure in their roles, and their performance. Overall Partnership performance and individual performance may result in realized compensation being higher or lower than the targeted compensation levels.

Our general partner uses a third-party compensation consultant to study and supply market compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans and arrangements. The Compensation Committee retained Meridian Compensation Partners, LLC (“MCP”) as its compensation consultant for 2023.

MCP is an independent compensation consulting firm and does not provide any services to us outside of matters pertaining to executive officer and director compensation. MCP reports directly to the Compensation Committee, which is solely responsible for determining the scope of services performed by MCP and the directions given to MCP regarding the performance of such services. MCP attends Compensation Committee meetings as requested by the Compensation Committee.

The Compensation Committee determined that the services provided by MCP to the Compensation Committee during 2023 did not give rise to any conflicts of interest. The Compensation Committee made this determination by assessing the independence of MCP under the six independence factors adopted by the SEC and incorporated into the NYSE Corporate Governance Listing Standards. Further, in making this assessment, the Compensation Committee considered MCP’s written correspondence to the Compensation Committee that affirmed the independence of MCP and the partners, consultants and employees who provide services to the Compensation Committee on executive and director compensation matters.

MCP worked with the Compensation Committee in 2023 to (i) review and update our reference group of peer companies for performance assessment purposes; (ii) help determine competitive compensation ranges and target compensation opportunities for each of our NEOs; (iii) review and consider the design of, create the payment grid for, and update performance targets, performance metrics and related award levels for our NEO under, our general partner’s short-term incentive plan (the “STIP”) for 2023; (iv) review and consider the design of, create the payment grid for, and update performance targets, performance metrics and related award levels for our NEOs under, our general partner’s long-term incentive plan (“LTIP”) for 2023; (v) assist with a review of updated information for current three-year (2022-2024) employment agreements for our NEOs; (vi) assist with compensation information related to the 2023 Form 10-K and support discussions between the Compensation Committee and our CEO; and (vii) assist with determination of compensation for independent directors.

Highlights of Compensation Program Policies for Named Executive Officers

The key highlights of our 2023 compensation program for our NEOs is outlined below:

●	A significant portion of total direct compensation for our NEOs is variable, dependent upon the Partnership’s actual performance (e.g., short-term, performance-based incentives and equity-based long-term incentives, some of which are performance-based);
●	Annual equity awards;
●	Performance-based incentive awards are capped at 200% of target;
●	Performance-based incentive awards are earned based on achievement against pre-determined performance metrics, which are tied to our business plan and drive unitholder value; and
●	The Compensation Committee engages the assistance of an independent compensation consultant.

Elements of Compensation

Our NEO compensation structure utilizes complementary components to align our compensation with the needs of our business and to provide for desired levels of pay that competitively compensate our executive management personnel. We administer the program on the basis of total compensation. As described above, our goal is to target total compensation levels (i.e., base salary plus short- and long-term incentives) for our NEOs to fall within a competitive range of market benchmarks, which typically means between the median (50th percentile) and 75th percentile of compensation levels in our competitive marketplace. When we perform above or below our performance goals, we expect that result will be reflected in our compensation levels.

The elements of the 2023 NEO compensation of our general partner were base salaries, short-term incentive awards, discretionary bonuses, long-term equity incentive awards, retirement and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time. Descriptions of the elements of the compensation program, their relationship to our compensation objectives, and principles used to guide their administration appear below:

Component	Objective
Base salaries; other benefits and perquisites	Attract and retain high caliber employees.
Short-term (cash-based) awards; discretionary bonus awards	Focus employees on key business objectives for a particular year.
Long-term (equity-based and/or cash-based) awards	Support the achievement of our long-term business objectives and the retention of key personnel.

We use base salaries to provide financial stability and to compensate our NEOs for fulfillment of their respective job duties.

Our STIP, along with the use of discretionary bonus awards, align a significant portion of our NEOs’ compensation with annual business performance and success, and provide rewards and recognition for key business outcomes such as achieving increased quarterly distributions in line with our financial results, expanding our distribution, marketing and sales of petroleum products, expanding our gasoline station and convenience store assets and the geographic markets that we serve, diversifying our product mix to enhance profitability, and effectively managing our business. Short-term performance-based incentives also allow flexibility to reward performance and individual success consistent with such criteria as may be established from time to time by our CEO and the Compensation Committee.

Our long-term equity awards and cash awards provide incentives and reward eligible participants for the achievement of long-term objectives, facilitate the retention of key employees by aligning their incentives with our long-term performance, continue to make our compensation mix more competitive, and align the interests of management with those of our unitholders.

We offer a mix of traditional employee benefits and other perquisites such as automobile fringe benefits and, for our CEO, country/golf club memberships that are tailored to address our NEOs’ individual needs in order to facilitate the performance of their job duties and to be competitive with the total compensation packages available to other executive officers generally.

2023 NEO Compensation

Base Salaries

Each NEO’s base salary is a fixed component of compensation for each year. Base salary is designed to compensate each NEO for his role and responsibilities and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). Historically, the base salaries for our NEOs with employment agreements have been set by the terms of their respective employment agreements in effect from time to time. In March 2023, the Compensation Committee ratified and approved increases in base salary for the NEOs with the exception of Mr. Slifka, based upon its desire to bring pay levels closer to competitive market levels. As such, the annualized base salaries in effect as of the end of 2023 for our NEOs were as follows: $1,000,000 for Mr. Slifka, $675,000 for Mr. Romaine; $475,000 for Mr. Hanson; $410,000 for Mr. Geary; and $325,000 for Mr. Spencer.

Short-Term Incentive Plans

Our general partner established a STIP for each of our NEOs in March 2023, at which time payout targets (expressed as a percentage of each NEO’s base salary) were established by the Compensation Committee. Target awards under our general partner’s 2023 STIP included a performance-based component, for which 50% of the cash bonus pool was available (the “STIP Performance Component”), and a discretionary component, for which the other 50% of the cash bonus pool was available (the “STIP Discretionary Component”). The STIP Performance Component of incentive awards earned under the 2023 STIP were based on the Partnership’s actual performance in relation to goals for (i) our earnings before interest, taxes, depreciation and amortization (“EBITDA”), with a 35% weighting towards the STIP Performance Component, and (ii) our distributable cash flow before payment to preferred unitholders (“DCF”), with a 15% weighting towards the STIP Performance Component (the EBITDA and DCF goals, collectively, the “2023 Performance Objective”). The 2023 Performance Objective was established by the Compensation Committee in May 2023. The EBITDA component of the 2023 Performance Objective was selected by the Compensation Committee because it represents an accurate indicator of our performance over a specific period of time. The DCF component of the 2023 Performance Objective was selected by the Compensation Committee because it represents an accurate indicator of our success to provide a cash return on our limited partners’ investment in us. EBITDA and DCF are discussed in more detail under “Results of Operations – Evaluating Our Results of Operations”. Under the 2023 STIP, due to unpredictable and volatile variables outside of the control of the Partnership that may positively or negatively impact the Partnership’s 2023 results of operations, for purposes of determining whether the 2023 Performance Objective was achieved, EBITDA may be adjusted by the Compensation Committee in its discretion to account for unusual, one-time factors that occurred during the year and could have increased or decreased EBITDA.

The Compensation Committee ratified and approved increases in the STIP target values for the NEOs under the 2023 STIP as compared to the 2022 STIP based upon its desire to bring pay levels closer to competitive market levels. The 2023 incentive target values were: 150% (or $1,500,000) for Mr. Slifka; 100% (or $675,000) for Mr. Romaine; 85% (or $404,000) for Mr. Hanson; 80% (or $328,000) for Mr. Geary; and 75% (or $244,000) for Mr. Spencer. 50% of the incentive target value for each NEO was allocated to their STIP Performance Component and 50% was allocated to their STIP Discretionary Component.

STIP Performance Component (50% of the incentive target value).—Under the terms of the 2023 STIP, each NEO could have earned between 0% and 200% of their respective incentive target value based on achieved performance against pre-set performance goals, specifically EBITDA (weighted at 70% of the STIP Performance Component) and DCF (weighted at 30% of the STIP Performance Component). With respect to the EBITDA performance goal, the threshold was set at $225,000,000, the target was set at $300,000,000 and the maximum was set at $330,000,000. With respect to the DCF performance goal, the threshold was set at $117,774,750, the target was set at $157,033,000 and the maximum was set at $172,736,300. If the applicable threshold was not achieved for the EBITDA performance goal and the DCF performance goal, then no amounts would have been paid under the 2023 STIP with respect to the STIP Performance Component.

With respect to the EBITDA performance goal, we exceeded the maximum level of performance based on our EBITDA of $356,363,000. With respect to the DCF performance goal, we also exceeded the maximum level of performance based on our DCF of $202,709,000. Accordingly, our NEOs received the following payouts under the STIP Performance Component for 2023: $1,500,000 for Mr. Slifka; $675,000 for Mr. Romaine; $404,000 for Mr. Hanson; $328,000 for Mr. Geary; and $244,000 for Mr. Spencer.

STIP Discretionary Component (50% of the incentive target value).—The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to analyze other factors that it may consider for determining the STIP Discretionary Component. Such factors may include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us, management of our business in the face of adverse market conditions and, as may be applicable, the contributions of any or all of the NEOs. Mr. Slifka’s evaluation of our NEOs’ performance in 2023 included the recognition that their individual and collective performances were excellent, completing over $400 million in transformative acquisitions and investments which significantly increased our operational footprint (providing additional scale, diversification and opportunities for growth), strong financial performance exceeding both EBITDA and DCF goal ranges, continued optimization of our existing business, and prudent and proactive balance sheet management (including significant and successful capital raising to facilitate acquisitions), enhancing liquidity and strengthening our balance sheet.

In considering whether, and in what amount(s), to grant any or all of our NEOs 2023 STIP Discretionary Component awards, the Compensation Committee recognized that our business performance in 2023 was strong, with our leadership team successfully managing external challenges and fulfilling many important initiatives. The Compensation Committee noted that our NEOs, individually and collectively, have continued to effectively oversee development of activities and staffing consistent with our strategies and growth objectives, and that they encourage the identification of and response to new opportunities as they arise. The following initiatives were undertaken by us under the leadership of Mr. Slifka and executed by our NEOs to strategically continue to acquire, invest in and optimize synergistic, high-quality assets that complement our operational capabilities, strengthen our balance sheet, and enhance our liquidity in order to be in a position to pursue opportunities fundamental to our growth strategy. Our 2023 initiatives included:

●	On December 21, 2023, we completed the acquisition of twenty-five (25) refined product terminals along the Atlantic Coast, in the Southeast and in Texas from Motiva Enterprises LLC (“Motiva”), which terminals have an aggregate shell capacity of approximately 8.4 million barrels. The acquisition is underpinned by a twenty-five (25) year take-or-pay throughput agreement with Motiva that includes minimum annual revenue commitments. The purchase price was approximately $312.2 million, including inventory.
●	On June 1, 2023, Spring Partners Retail LLC, a joint venture owned by us and Exxon Mobil Corporation (the “Spring Partners JV”), completed its acquisition of 64 Houston-area convenience and fueling facilities from certain Landmark entities. The Spring Partners JV’s assets are managed and operated by SPR Operator LLC, our wholly owned and indirect subsidiary.
●	On October 23, 2023, we, through our wholly owned subsidiary, Global Everett Landco, LLC, and Everett Investor LLC entered into a Limited Liability Company Agreement of Everett Landco GP, LLC to form a joint venture to acquire, decommission and redevelop the former ExxonMobil terminal in Everett, MA (the “Joint Venture”). Everett Investor LLC is an entity controlled by an affiliate of The Davis Companies, a company primarily involved in the acquisition, development, management and sale of commercial real estate. We agreed to invest up to $30.0 million for an initial 30% ownership interest in the Joint Venture.
●	On February 2, 2023, we amended our credit agreement to, among other things, (i) permit us to request up to two reallocations per calendar year (each, a “Reallocation”) of a portion of the working capital commitment, the aggregate working capital interim commitment, and/or the aggregate revolver commitment to the aggregate working capital commitment, the aggregate working capital interim commitment and/or the aggregate revolver commitment, as applicable, each such Reallocation to be a minimum of $50 million and, after giving effect to any such Reallocation, the amount of the aggregate commitments shall remain the same; and (ii) Reallocation of $150 million of the aggregate working capital commitment to the aggregate revolver commitment, effective February 2, 2023, after which the aggregate working capital commitments are $950 million, and the revolver commitment is $600 million.
●	On December 7, 2023, we amended our credit agreement to, among other things, (i) reallocate $300 million of the aggregate working capital commitment to the aggregate revolver commitment; and (ii) exercise the accordion feature in the credit agreement to increase the aggregate working capital interim commitments by $200 million.

●	Continuing commitment to invest in our infrastructure.
●	Continuing optimization of fuel margins and volumes in both our GDSO and Wholesale segments.
●	Ongoing divestiture of non-strategic assets and optimization of our retail portfolio through strategic conversion class of trade conversions.

Taking into account Mr. Slifka’s assessment, the Partnership’s results of operations for 2023, as well as the Compensation Committee’s review of the individual performance of each of our NEOs in 2023, the Compensation Committee awarded our NEOs the following payouts under the STIP Discretionary Component for 2023: $1,500,000 for Mr. Slifka; $675,000 for Mr. Romaine; $404,000 for Mr. Hanson; $328,000 for Mr. Geary; and $244,000 for Mr. Spencer.

Discretionary Bonuses

Our compensation program for NEOs contains a provision for the Compensation Committee to award discretionary bonus(es) to recognize significant contributions made by one or more of the NEOs during the course of the year. These are non-guaranteed awards and are not associated with any of our incentive plans. The Compensation Committee may make discretionary bonus awards to our CEO. Our CEO may also recommend discretionary bonus awards for any or all of the other NEOs for consideration and approval by the Compensation Committee for similar purposes.

On February 23, 2023, based on the specific contributions made by each NEO during their 2022 service, the Compensation Committee awarded the following discretionary cash bonuses to our NEOs which were paid in March 2023: $500,000 for Mr. Slifka; $287,500 for Mr. Romaine; $159,500 for Mr. Hanson; $140,500 for Mr. Geary; and $112,500 for Mr. Spencer. At the same time, the Compensation Committee also awarded to each of our NEOs a supplemental discretionary equity-based award under the LTIP for an equivalent grant date value as their discretionary cash bonus. The February 23, 2023 LTIP awards, which vested on February 23, 2024, were granted in the following amounts: 14,501 phantom units for Mr. Slifka; 8,338 phantom units for Mr. Romaine; 4,626 phantom units for Mr. Hanson; 4,075 phantom units for Mr. Geary; and 3,263 phantom units for Mr. Spencer. Please see Long-Term Equity Incentive Awards—2023 Phantom Unit Awards.

Long-Term Equity Incentive Awards

The Compensation Committee uses time-based phantom unit awards (each, a “Time Phantom Unit Award”) and performance-based phantom units awards (each, a “Performance Unit Award”), each with distribution equivalent rights (“DERs”) under the LTIP in its NEO compensation design.

2023 Phantom Unit Awards.— On March 3, 2023, the Compensation Committee authorized the grant to each of our NEOs of a Performance Phantom Unit Award and a Time Phantom Unit Award. In addition, the Compensation Committee authorized the following two supplemental discretionary awards: (a) on February 23, 2023, awards each comprised of a (i) 50% cash component, and (ii) 50% Time Phantom Unit Award component that has a one (1) year cliff vest (see the table in the section titled “2023 NEO Compensation—Discretionary Awards” above); and (b) on May 3, 2023, a 2023 Time Phantom Unit Award with a two (2) year cliff vest as follows: 50,471 for Mr. Slifka; 33,647 for Mr. Romaine; 8,412 for Mr. Hanson; 8,412 for Mr. Geary; and 5,047 for Mr. Spencer.

The 2023 Performance Phantom Unit Awards represent the right to receive phantom units (or an equivalent amount of cash) in an amount up to 200% of the target number of phantom units subject to (i) such 2023 Performance Phantom Unit Award, and (ii) the NEO’s continued employment and satisfaction of performance criteria based on our DCF for a three (3) year cumulative performance period that begins on January 1, 2023 and ends on December 31, 2025, with the phantom units vesting upon completion of the overall three-year performance period and certification of the applicable level of achievement by the Compensation Committee. The Compensation Committee will calculate our cumulative DCF for the overall three-year performance period and, based on the aggregate results for such years, the number of phantom units earned under each 2023 Performance Phantom Unit Award could range from 0% to 200% of target. The Performance Phantom Unit Award targets are as follows: 64,378 for Mr. Slifka; 23,605 for Mr. Romaine; 16,309 for Mr. Hanson; 11,803 for Mr. Geary; and 7,869 for Mr. Spencer.

The 2023 Time Phantom Unit Awards represent the right to receive phantom units (or an equivalent amount of cash) on the applicable vesting date(s). On February 23, 2023, the Compensation Committee granted to our NEOs the following Time Phantom Unit Awards: 14,501 phantom units for Mr. Slifka; 8,338 phantom units for Mr. Romaine; 4,626 phantom units for Mr. Hanson; 4,075 phantom units for Mr. Geary; and 3,263 phantom units for Mr. Spencer, all of which vested on February 23, 2024. On March 3, 2023, the Compensation Committee granted to our NEOs the following Time Phantom Unit Awards: 64,377 phantom units for Mr. Slifka; 23,605 phantom units for Mr. Romaine; 16,309 phantom units for Mr. Hanson; 11,802 phantom units for Mr. Geary; and 7,868 phantom units for Mr. Spencer, all of which vested or are eligible to vest in three substantially equal installments on January 5 of 2024, 2025 and 2026, subject to the NEO’s continued employment through such vesting dates. On May 3, 2023, the Compensation Committee granted to our NEOs the following Time Phantom Unit Awards: 50,471 phantom units for Mr. Slifka; 33,647 phantom units for Mr. Romaine; 8,412 phantom units for Mr. Hanson; 8,412 phantom units for Mr. Geary; and 5,047 phantom units for Mr. Spencer, all of which will cliff vest on May 3, 2025, subject to the NEO’s continued employment through such vesting date.

The 2023 Time Phantom Unit Awards granted on March 3, 2023 represent our traditional annual equity incentive award grants designed to incentivize and reward our NEOs and provide a long-term retentive goal. The 2023 Time Phantom Unit Awards granted on February 23, 2023 and May 3, 2023 represent supplemental discretionary awards designed to reward the NEOs for their extraordinary performance in 2022 and the Partnership’s outstanding financial performance in 2022, as well as for positioning the Partnership for future growth and strength in the face of volatility in the commodity markets, geopolitical and logistical challenges, and a changing industry.

2022 Phantom Unit Awards— In 2022, each of our NEOs received (i) a performance-based phantom unit award with DERs (a “2022 Performance Phantom Unit Award”) and (ii) a time-based phantom unit award with DERs (a “2022 Time Phantom Unit Award”). The 2022 Performance Phantom Unit Awards are subject to three consecutive one-year performance periods, with the first one-year performance period having commenced on January 1, 2022. Based on the aggregate results for each of the three one-year performance subperiods within the overall three-year performance period, an NEO may earn between 0% and 200% of the target number of phantom units based on achieved performance against the applicable DCF performance goal for such one-year performance period. Generally, an NEO must be continuously employed over the three-year period ending on December 31, 2024 in order for any earned 2022 Performance Phantom Unit Awards to vest, subject to certain exceptions.

The 2022 Time Phantom Unit Awards represent the right to receive phantom units (or an equivalent amount of cash) and vested or are eligible to vest in three substantially equal installments on January 1 of 2023, 2024 and 2025 (as defined in the 2022 phantom unit award agreement under the LTIP), subject to the NEO’s continued employment through such vesting dates.

For a discussion of the treatment of the 2022 and 2023 Phantom Unit Awards in the event of certain termination events, see the section titled “Potential Payments upon Termination or Change of Control” below.

Long-Term Cash Incentive Awards

Long-Term Cash Incentive Plans—The Global Partners LP 2018 Long-Term Cash Incentive Plan (as amended from time to time, the “LTCIP”) allows the board of directors of our general partner or the Compensation Committee to grant cash incentive awards (collectively, the “LTCIP Awards”) to our NEOs (as well as to other employees and directors) who provide services to the Partnership or its affiliates in recognition of their respective contributions to our financial results.

Once a portion of an LTCIP award vests, it is paid to the recipient as soon as practicable thereafter. Upon the occurrence of a Change of Control (as defined in the LTCIP), the unvested portion of such recipient’s LTCIP award(s) shall immediately become fully vested.

From 2018 through 2022, we granted awards to our NEOs under the LTCIP. However, no LTCIP awards were granted to our NEOs during 2023, as the Compensation Committee determined that it was more appropriate to grant phantom unit awards under the LTIP instead. For more information on such phantom unit awards, see the section titled “—Long-Term Equity Incentive Awards” above.

On June 10, 2022, the board of directors of our general partner granted awards under the LTCIP to our NEOs (each, a “2022 LTCIP Award”) in the following amounts: $4,500,000 for Mr. Slifka; $1,500,000 for Mr. Romaine; $600,000 for Mr. Hanson; $400,000 for Mr. Geary; and $600,000 for Mr. Spencer. Each 2022 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vests on March 11, 2024, 33.3% of the award vests on March 11, 2025, and 33.3% of the award vests on March 11, 2026, subject to each NEO’s continued employment through such vesting dates.

In addition, on March 31, 2022, the board of directors of our general partner also granted awards under the LTCIP in the amount of $90,000 for Mr. Hanson and $50,000 for Mr. Geary in respect of their respective partial year of service prior to their becoming executive officers. We also refer to such awards as 2022 LTCIP Awards herein, which are subject to the following vesting schedule: 33.4% of the award vests on March 11, 2024, 33.3% of the award vests on March 11, 2025, and 33.3% of the award vests on March 11, 2026, subject to each such NEO’s continued employment through such vesting dates.

On October 22, 2021, the board of directors of our general partner granted awards under the LTCIP to our NEOs (each, a “2021 LTCIP Award”) in the following amounts: $3,500,000 for Mr. Slifka; $1,300,000 for Mr. Romaine; and $600,000 for Mr. Spencer. Each 2021 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vested on July 10, 2023, 33.3% of the award vests on July 10, 2024, and 33.3% of the award vests on July 10, 2025, subject to each such NEO’s continued employment through such vesting dates.

On August 25, 2020, the board of directors of our general partner granted awards under the LTCIP to our NEOs (each, a “2020 LTCIP Award”) in the following amounts: $3,300,000 for Mr. Slifka; $1,200,000 for Mr. Romaine; and $400,000 for Mr. Spencer. Each 2020 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vested on September 25, 2022, 33.3% of the award vested on September 25, 2023, and 33.3% of the award vests on September 25, 2024, subject to each such NEO’s continued employment through such vesting dates.

Retirement and Health Benefits; Perquisites

Global Partners 401(k) Savings and Profit Sharing Plan

The Global Partners LP 401(k) Savings and Profit Sharing Plan (the “Global 401(k) Plan”) permits all eligible employees (including our NEOs) to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. The Global 401(k) Plan provides for employer matching contributions equal to 100% of elective deferrals up to the first 3% of eligible compensation plus 50% of elective deferrals up to the next 2% of eligible compensation. Eligible employees may elect to contribute up to 100% of their compensation to the plan for each plan year, subject to annual dollar limitations. Participants in the plan are always fully vested in any matching contributions under the plan; however, discretionary profit sharing contributions are subject to a six-year vesting schedule. The plan is intended to be tax-qualified under Section 401(a) of the Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that our general partner's contributions, if any, will be deductible when made.

Pension Benefits

Each of our NEOs, other than Messrs. Hanson and Spencer, is eligible to participate in our general partner's pension plan in accordance with our general partner’s policies and on the same general basis as other employees of our general partner. Under our general partner’s pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or, if earlier, upon termination due to death or disability. Please read “Other Benefits—Pension Benefits” for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the pension plan. Our general partner’s pension plan was frozen on December 31, 2009, and notice of its termination election effective as of December 31, 2023 was delivered to plan participants on November 1, 2023. Settlement of obligations is expected to be completed in the second half of 2024.

Other Benefits

Each of our NEOs is eligible to participate in our general partner's health insurance plans and other employee benefit plans in accordance with our general partner’s policies and on the same general basis as other employees of our general partner.

Additional perquisites for our NEOs may include payment of premiums for long-term disability insurance, automobile fringe benefits and club membership dues and, in 2021 only, with respect to our CEO, payment of fees for professional financial planning, tax and/or legal advice.

Employment Agreements

Each of our NEOs entered into a new three-year employment agreement with our general partner effective as of January 1, 2022. We believe that the post-termination and change in control payments in the employment agreements allow our NEOs to focus on making business decisions that maximize our interests and the interests of our unitholders without allowing personal considerations to influence the decision-making process. Please read “Potential Payments upon Termination or Change of Control” for a discussion of the provisions in each employment agreement relating to termination, change in control and related payment obligations.

Tax Deductibility of Compensation

With respect to the deduction limitations imposed under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m). Accordingly, such limitations do not apply to compensation paid to our NEOs.

Clawback Policy

On November 7, 2023, we adopted the Global Partners LP Clawback Policy (the “Clawback Policy”). The

Clawback Policy is intended to comply with the requirements of Section 10D of the Exchange Act and Section 303A.14 of the NYSE Listing Company Manual. Under the terms of the Clawback Policy, in the event of a restatement of our financial statements due to material non-compliance with any financial reporting requirement under applicable securities laws, the Compensation Committee shall take reasonably prompt action to cause us to recover the amount of any incentive compensation granted, awarded or paid to a covered employee within the preceding 36-month period to the extent the value of such compensation was in excess of the amount of incentive compensation that would have been granted, awarded or paid had the financial statements been in compliance with the financial reporting requirements. Each executive officer, including our NEOs and certain former executive officers, are considered “Covered Persons” for purposes of the Clawback Policy.

Anti-Hedging and Pledging Policies

Our Insider Trading Policy prohibits our NEOs from engaging in speculative transactions involving our securities (such as our common units), including buying or selling puts or calls, short sales, purchasing securities on margin, or otherwise hedging the risk of ownership of such securities. The Insider Trading Policy also prohibits our NEOs from pledging our securities as collateral.

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

Clare McGrory

Jaime Pereira

February 27, 2024

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of Robert W. Owens (Chair), John T. Hailer, Robert J. McCool, Clare McGrory and Jaime Pereira. Clare McGrory was appointed to the board of directors of our general partner and became a member of the Compensation Committee effective March 1, 2023. None of the members of the Compensation Committee are officers or employees of our general partner or any of its affiliates. Mr. Richard Slifka has served as Chairman of our general partner’s board of directors since March 12, 2014 and previously served as Vice-Chairman of our general partner’s board of directors since its inception. Mr. Eric Slifka has served as Vice-Chairman of our general partner’s board of directors since March 12, 2014.

Compensation of Named Executive Officers

The following table sets forth certain information with respect to compensation during 2023, 2022 and 2021 of our NEOs.

						Change in
						Pension Value
						and Deferred
					Non‑Equity	Nonqualified
			Unit		Incentive Plan	Compensation	All Other
Name and Principal		Salary	Awards	Bonus	Compensation	Earnings	Compensation	Total
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)
Eric Slifka	2023	1,000,000	6,499,980	500,000	7,500,000	7,606	81,871	15,589,457
President and CEO	2022	1,000,000	3,929,415	—	6,500,000	—	67,181	11,496,596
	2021	1,000,000	—	—	5,500,000	—	92,919	6,592,919
Gregory B. Hanson	2023	475,000	1,549,508	159,500	1,498,000	—	60,659	3,742,667
Chief Financial Officer	2022	425,000	785,894	—	1,328,000	—	51,518	2,590,412
	2021	292,468	—	250,000	400,000	—	42,634	985,102
Mark A. Romaine	2023	675,000	2,937,473	287,500	2,850,000	1,323	56,933	6,808,229
Chief Operating Officer	2022	575,000	1,571,760	—	2,650,000	—	49,261	4,846,021
	2021	575,000	—	—	2,450,000	2,286	42,455	3,069,741
Matthew Spencer	2023	325,000	812,513	112,500	1,088,000	—	53,540	2,391,553
Chief Accounting Officer	2022	300,000	505,222	—	1,050,000	—	53,414	1,908,636
	2021	300,000	—	—	600,000	—	48,655	948,655
Sean T. Geary	2023	410,000	1,574,994	140,500	1,106,000	724	59,786	3,292,004
Chief Legal Officer and Secretary	2022	375,000	561,345	—	1,012,000	—	46,767	1,995,112
(1)	Amounts reported in this column reflect the base salary earned by our NEOs for services performed during the applicable fiscal year.
(2)	The grant date fair value of the 2023 Performance Phantom Unit Awards and 2023 Time Phantom Unit Awards granted to our NEOs are determined in accordance with FASB ASC Topic 718. Regarding assumptions underlying the valuation of these equity awards, please see Note 18 to Consolidated Financial Statements. Amounts in this column reflect the total of the following for 2023:
a.	The grant date fair value of the February 23, 2023 Time Phantom Unit Awards granted to our named executed officers is calculated using the closing price of our common units on the grant date ($34.48) and is $499,994 for Mr. Slifka, $159,504 for Mr. Hanson, $287,494 for Mr. Romaine, $112,508 for Mr. Spencer and $140,506 for Mr. Geary.
b.	The grant date fair value of the March 3, 2023 Time Phantom Unit Awards granted to our named executed officers is calculated using the closing price of our common units on the grant date ($34.95) and is $2,249,976 for Mr. Slifka, $570,000 for Mr. Hanson, $824,995 for Mr. Romaine, $274,987 for Mr. Spencer and $412,480 for Mr. Geary.
c.	The grant date fair value of the 2023 Performance Phantom Unit Awards is based on achievement of the target level of performance with respect to the applicable performance criteria and is $2,250,011 for Mr. Slifka, $570,000 for Mr. Hanson, $824,995 for Mr. Romaine, $275,022 for Mr. Spencer, and $412,515 for Mr. Geary. Assuming that, instead of target, the highest level of performance with respect to the applicable performance criteria is achieved, the aggregate grant date fair value of the 2023 Performance Phantom Units would be $4,500,022 for Mr. Slifka, $1,139,999 for Mr. Hanson, $1,649,990 for Mr. Romaine, $550,043 for Mr. Spencer, and $825,030 for Mr. Geary.

d.	The grant date fair value of the May 3, 2023 Time Phantom Unit Awards granted to our named executed officers is calculated using the closing price of our common units on the grant date ($29.72) and is $1,499,998 for Mr. Slifka, $250,005 for Mr. Hanson, $999,989 for Mr. Romaine, $149,997 for Mr. Spencer and $250,005 for Mr. Geary.
(3)	In 2023, Messrs. Slifka, Hanson, Romaine, Spencer and Geary were paid discretionary bonuses of $500,000, $159,500, $287,500, $112,500, and $140,500, respectively, for services performed during 2022. No discretionary bonuses were paid to our NEOs for services performed during 2021. The amounts shown in the table above do not reflect long-term incentive awards granted in 2023 or discretionary cash bonuses paid after the date of this report as such long-term incentive awards were granted in 2023, and such discretionary cash bonuses have not yet been paid as of the date of this Annual Report on Form 10-K.
(4)	Amounts reported in this column reflect the bonuses paid to each of the NEOs for services performed during 2023, 2022 and 2021, which were determined in accordance with our general partner’s Short-Term Incentive Plans described above under “Elements of Compensation—Short-Term Incentive Plans” and our general partner’s Long-Term Cash Incentive Plans described above under “Elements of Compensation—Long-Term Cash Incentive Awards.” Note that: (i) the amounts reported in this column do not reflect the grant date fair value of bonuses or non-equity incentive plan compensation granted to the NEOs in respect of their service during 2022, 2021 or 2020; and (ii) payment of the 2023 STIP was accelerated and paid in December 2022.
(5)	Messrs. Hanson and Spencer are not eligible to participate in our general partner’s pension plan because it was frozen prior to their commencement of employment with us.
(6)	With respect to Mr. Slifka, “All Other Compensation” for the years ended December 31, 2023, 2022 and 2021 includes, among other things, (a) club membership dues, and (b) with respect to 2021 only, professional financial planning and tax advice fees, paid by us in the amounts of $23,960 for 2023; $15,754 for 2022; $23,518 and $26,700, respectively, for 2021. The amounts in this column for 2023 are described further in the All Other Compensation table below.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table for the fiscal year ended December 31, 2023:

	Employer
	Contributions to		Personal
	Global 401(k)	Club Membership	Benefits	Total All Other
Name	Plan ($)	Dues ($)	($)(1)	Compensation ($)
Eric Slifka	12,200	23,960	45,711	81,871
Gregory B. Hanson	12,713	—	47,946	60,659
Mark A. Romaine	13,200	—	43,733	56,933
Matthew Spencer	9,916	—	43,624	53,540
Sean T. Geary	13,200	—	46,586	59,786
(1)	The amounts in this column include the estimated incremental cost of an automobile provided by us for the NEO’s use; medical and dental premiums (or opt-out payments for declining coverage under our group healthcare policies) paid by us; and life insurance and long-term disability premiums paid by us.

Grants of Plan-Based Awards

The following table sets forth information regarding non-equity awards and equity awards granted to the NEOs in 2023.

		Estimated Possible Payouts Under			Estimated Possible Payouts Under
		Non-Equity Incentive Plan Awards (2)			Equity Incentive Plan Awards (3)				Grant Date
	Award	Minimum			Minimum			All Other	Fair Value of
	Type	Threshold	Target	Maximum	Threshold	Target	Maximum	Awards	Unit Awards
Name	(1)	($)	($)	($)	(#)	(#)	(#)	(#)(4)	($)(5)
Eric Slifka	(a)	525,000	1,500,000	3,000,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	14,501	499,994
	(c)	—	—	—	—	—	—	64,377	2,249,976
	(d)	—	—	—	—	—	—	50,471	1,499,998
	(e)	—	—	—	22,532	64,378	128,756	—	2,250,011
Gregory B. Hanson	(a)	141,400	404,000	808,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	4,626	159,504
	(c)	—	—	—	—	—	—	16,309	570,000
	(d)	—	—	—	—	—	—	8,412	250,005
	(e)	—	—	—	5,708	16,309	32,618	—	570,000
Mark A. Romaine	(a)	236,250	675,000	1,350,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	8,338	287,494
	(c)	—	—	—	—	—	—	23,605	824,995
	(d)	—	—	—	—	—	—	33,647	999,989
	(e)	—	—	—	8,262	23,605	47,210	—	824,995
Matthew Spencer	(a)	85,400	244,000	488,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	3,263	112,508
	(c)	—	—	—	—	—	—	7,868	274,986
	(d)	—	—	—	—	—	—	5,047	149,997
	(e)	—	—	—	2,754	7,869	15,738	—	275,022
Sean T. Geary	(a)	114,800	328,000	656,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	4,075	140,506
	(c)	—	—	—	—	—	—	11,802	412,480
	(d)	—	—	—	—	—	—	8,412	250,005
	(e)	—	—	—	4,131	11,803	23,606	—	412,515
(1)	Award types:
(a)	STIP – Grant date: March 3, 2023
(b)	2023 Time Phantom Unit Awards – Grant date: February 23, 2023
(c)	2023 Time Phantom Unit Awards – Grant date: March 3, 2023
(d)	2023 Time Phantom Unit Awards – Grant date: May 3, 2023
(e)	2023 Performance Phantom Unit – Grant date: August 22, 2023; priced on approval date of March 3, 2023
(2)	For calendar year 2023, each NEO’s STIP award consisted of the STIP Performance Component (weighted 50%) and the STIP Discretionary Component (weighted 50%). Amounts shown represent the “threshold,” “target” and “maximum” amounts payable under the STIP awards. On February 26, 2024, the Compensation Committee determined that two hundred percent (200%) of the STIP Performance Component and two hundred percent (200%) of the STIP Discretionary Component were earned by the NEOs for calendar year 2023. Actual payout of the STIP awards (the Performance Component and the Discretionary Component) for calendar year 2023 is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(3)	This column includes the threshold, target, and maximum payouts under the 2023 Performance Phantom Unit Awards granted to the NEOs. For more information on these awards, see “Elements of Compensation—Long-Term Equity Incentive Awards.”
(4)	This column includes the 2023 Time Phantom Unit Awards granted to the NEOs. For more information on these awards, see “Elements of Compensation—Long-Term Equity Incentive Awards.”
(5)	Amounts in this column reflect the grant date fair value of 2023 Performance Phantom Unit Awards and 2023 Time Phantom Unit Awards granted to our NEOs are determined in accordance with FASB ASC Topic 718. For more information on the assumptions underlying the valuation of these equity awards, please see Note 19 to Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year End

The following table presents the full amount of the equity awards held by our NEOs as of December 31, 2023, which consist of time-based and performance-based phantom units granted on June 8, 2022, February 23, 2023, March 3, 2023 and May 5, 2023 under the LTIP. The awards shown on the table below were the only equity awards held by the NEOs at the end of the last fiscal year:

			Performance Phantom Unit Awards
			Equity Incentive	Equity Incentive
	Time Phantom Unit Awards		Plan Awards	Plan Awards
	Number of	Market Value of	Number of	Market Value of
	Units That Have	Units That Have	Units That Have	Units That Have
Name	Not Vested (#)(1)	Not Vested ($)(2)	Not Vested (#)(3)	Not Vested ($)(2)
Eric Slifka	175,371	7,419,947	266,824	11,289,323
Gregory B. Hanson	38,551	1,631,093	60,232	2,548,416
Mark A. Romaine	83,998	3,553,955	102,438	4,334,152
Matthew Spencer	22,095	934,839	33,490	1,416,962
Sean T. Geary	30,863	1,305,814	43,330	1,833,292
(1)	Reflects the following Awards:
a.	2022 Time Phantom Unit Awards, which vest over a three-year period, with one-third of the award having vested on January 1, 2023, one-third of the award having vested on January 1, 2024, and the final one-third of the award scheduled to vest on January 1, 2025.
b.	2023 Time Phantom Unit Awards granted on February 23, 2023, which vested in full on February 23, 2024.
c.	2023 Time Phantom Unit Awards granted on March 3, 2023, which vest over a three-year period, with one-third of the award having vested on January 5, 2024, one-third of the award scheduled to vest on January 5, 2025, and the final one-third of the award scheduled to vest on January 5, 2026.
d.	2023 Time Phantom Unit Awards granted on May 3, 2023, which vest in full on May 3, 2025.
(2)	The market value of unvested 2022 and 2023 Performance Phantom Unit Awards and Time Phantom Unit Awards is calculated based on the closing price of our common units on December 29, 2023 (the last trading day of 2023), which was $42.31. With respect to the 2022 and 2023 Performance Phantom Unit Awards, the amount shown is based on achievement of 200% of target performance with respect to the applicable performance criteria.
(3)	Reflects the target number of phantom units subject to the 2022 Performance Phantom Unit Awards and the 2023 Performance Phantom Unit Awards, which vest after a three-year performance period that consists of three one-year performance subperiods, based on the level of achievement with respect to the applicable performance criteria during such period. The number of phantom units earned could range from 0% to 200% of the target number of phantom units subject to each 2022 Performance Phantom Unit Award and each 2023 Performance Phantom Unit Award.

Units Vested in the 2023 Fiscal Year

The following table presents phantom units awarded to the NEOs that vested during the year ended December 31, 2023:

	Unit Awards
	Number of	Market Value of
	Vested	Vested
Name	Phantom Units (#)	Phantom Units ($)(1)
Eric Slifka	23,012	797,596
Gregory B. Hanson	4,603	159,540
Mark A. Romaine	9,205	319,045
Matthew Spencer	2,959	102,559
Sean T. Geary	3,288	113,962
(1)	The market values of these phantom units shown in the table above were calculated based on the price of $34.66 per common unit on December 30, 2022, the last business day before the vesting date of such phantom units.

Potential Payments upon a Change of Control or Termination

The following tables show potential payments to each of our NEOs under contracts, agreements, plans or arrangements, whether written or unwritten (including the employment agreements with each of our NEOs that were in effect as of December 31, 2023), for various scenarios involving a change of control or termination of employment of each such NEO assuming a December 31, 2023 termination date. In addition, amounts reflected in the tables below with respect to LTIP awards were calculated based on the closing price of our common units of $42.31 per unit as of December 29, 2023, which was the last day on which the market was open in 2023.

LTIP Awards.

If an officer’s employment with our general partner is terminated by our general partner without cause or by the NEO for good reason, the NEO will be deemed to have satisfied the continued employment requirement with respect to the phantom units subject to the NEO’s 2022 or 2023 Performance Phantom Unit Award and such phantom units will be eligible to become earned based on actual achievement with respect to the applicable performance criteria; provided that, if such termination without cause or for good reason occurs within the 24-month period following a change in control, the number of phantom units that become earned will be equal to the greater of (i) the target number of phantom units subject to the 2022 or 2023 Performance Phantom Unit Award, and (ii) the number of phantom units that would become earned based on actual achievement with respect to the applicable performance criteria through the date of the change in control.

If a NEO’s employment with our general partner is terminated due to death or disability, the NEO will be deemed to have satisfied the continued employment requirement with respect to a portion of the unvested phantom units subject to the NEO’s 2022 or 2023 Performance Phantom Unit Award based on the number of days that the NEO was employed between the performance period commencement date and the date of termination and such phantom units will be eligible to become earned based on actual achievement with respect to the applicable performance criteria. If a NEO’s employment with our general partner is terminated by our general partner due to retirement, the Compensation Committee will generally have sole discretion to determine whether the NEO will be deemed to have satisfied the service requirement with respect to any or all of the phantom units subject to the NEO’s 2022 or 2023 Performance Phantom Unit Award, which phantom units would then be eligible to become earned based on actual achievement with respect to the applicable performance criteria. If a NEO’s employment with our general partner is terminated by our general partner for cause or by the NEO other than for good reason, all unvested phantom units subject to such NEO’s 2022 or 2023 Performance Phantom Unit Award will immediately be forfeited.

If a NEO’s employment with our general partner is terminated by our general partner without cause or by the NEO for good reason, all unvested phantom units subject to the NEO’s 2022 or 2023 Time Phantom Unit Award will immediately vest. If a NEO’s employment with our general partner is terminated due to death or disability, a portion of the unvested phantom units subject to the NEO’s 2022 or 2023 Time Phantom Unit Award will immediately vest based on the number of days that the NEO was employed between the vesting commencement date and the date of termination. If a NEO’s employment with our general partner is terminated by our general partner due to retirement, the Compensation Committee will generally have sole discretion to determine whether any or all of the unvested phantom units subject to the NEO’s 2022 or 2023 Time Phantom Unit Award will vest or be forfeited. If a NEO’s employment with our general partner is terminated by our general partner for cause or by the NEO other than for good reason, all unvested phantom units subject to such NEO’s 2022 or 2023 Time Phantom Unit Award will immediately be forfeited. Upon vesting of each 2022 or 2023 Phantom Unit Award, phantom units will be settled in our common units unless the Compensation Committee decides, in its sole discretion, to settle such phantom units in cash or a combination of common units and cash.

LTCIP Awards. Certain of our NEOs were granted a 2022 LTCIP Award, a 2021 LTCIP Award, and a 2020 LTCIP Award. Each of these awards was accelerated and paid in December 2022. Upon a change of control event, the unvested portion of each of the LTCIP Awards held by our NEOs will become fully vested, which is reflected in the tables below.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Eric Slifka
Severance Amount	—	5,000,000	5,000,000	5,000,000	7,500,000	5,000,000
LTIP awards (2)	—	5,848,860	5,848,860	13,064,609	13,064,609	—
LTCIP award	7,929,900	7,929,900	7,929,900	7,929,900	7,929,900	—
Fringe benefits	—	56,804	56,804	56,804	56,804	—
Life insurance benefits	—	500,000	—	—	—	—
Total	7,929,900	19,335,564	18,835,564	26,051,313	28,551,313	5,000,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Slifka would receive payment of (a) 100% of the performance-based component ($1,500,000), and (b) 100% of the discretionary component associated with his 2023 STIP target amount ($1,500,000), which represent the amounts awarded to Mr. Slifka under the 2023 STIP. See the section titled “Compensation Discussion and Analysis—2023 NEO Compensation—Short-Term Incentive Plans” for more information.

(2)

With respect to the 2022 and 2023 Performance Phantom Unit Awards, it has been assumed for purposes of calculating the amounts shown that the actual level of achievement with respect to the applicable performance criteria through December 31, 2023 was equal to target performance. However, this is merely an estimate and the actual level of achievement is subject to change and may be higher or lower than target performance.

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

If Mr. Hanson’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid or receive (i) the Hanson Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, plus (v) group health and similar insurance premiums on behalf of his and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Hanson’s employment is terminated by our general partner without “Cause” or by Mr. Hanson for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Hanson shall be paid (i) the Hanson Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Hanson pursuant to Section 4999 of the Code.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Gregory B. Hanson
Severance Amount	—	1,758,000	1,758,000	1,758,000	1,758,000	1,758,000
LTIP awards	—	1,299,167	1,299,167	2,905,301	2,905,301	—
LTCIP award	823,200	823,200	823,200	823,200	823,200	—
Fringe benefits	—	56,804	56,804	56,804	56,804	—
Life insurance benefits	—	500,000	—	—	—	—
Total	823,200	4,437,171	3,937,171	5,543,305	5,543,305	1,758,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Hanson would receive payment of (a) 100% of the performance-based component ($404,000), and (b) 100% of the discretionary component associated with his 2023 STIP target amount ($404,000), which represent the amounts awarded to Mr. Hanson under the 2023 STIP. See the section titled “Compensation Discussion and Analysis—2023 NEO Compensation—Short-Term Incentive Plans” for more information.

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

If Mr. Romaine’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid (i) the Romaine Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, and (v) group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Romaine’s employment is terminated by our general partner without “Cause” or by Mr. Romaine for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Romaine shall be paid (i) the Romaine Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination, and (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Romaine pursuant to Section 4999 of the Code.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Mark A. Romaine
Severance Amount	—	2,700,000	2,700,000	2,700,000	2,700,000	2,700,000
LTIP awards	—	2,562,815	2,562,815	5,721,031	5,721,031	—
LTCIP award	2,765,400	2,765,400	2,765,400	2,765,400	2,765,400	—
Fringe benefits	—	65,599	65,599	65,599	65,599	—
Life insurance benefits	—	500,000	—	—	—	—
Total	2,765,400	8,593,814	8,093,814	11,252,030	11,252,030	2,700,000
(1)	In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Romaine would receive payment of (a) 100% of the performance-based component ($675,000), and (b) 100% of the discretionary component associated with his 2023 STIP target amount ($675,000), which represent the amounts awarded to Mr. Romaine under the 2023 STIP. See the section titled “Compensation Discussion and Analysis—2023 NEO Compensation—Short-Term Incentive Plans” for more information.

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

If Mr. Spencer’s employment is terminated due to his death or disability, he (or his estate, as applicable) will be paid (i) the Spencer Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, plus (v) group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Spencer’s employment is terminated by our general partner without “Cause” or by Mr. Spencer for reasons constituting “Constructive Termination” (each as defined in the employment agreement), he shall be paid (i) the Spencer Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, plus (v) group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Spencer pursuant to Section 4999 of the Code.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Matthew Spencer
Severance Amount	—	1,138,000	1,138,000	1,138,000	1,138,000	1,138,000
LTIP awards	—	771,421	771,421	1,643,320	1,643,320	—
LTCIP award	1,132,800	1,132,800	1,132,800	1,132,800	1,132,800	—
Fringe benefits	—	51,046	51,046	51,046	51,046	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,132,800	3,593,267	3,093,267	3,965,166	3,965,166	1,138,000

(1)(1)In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Spencer would receive payment of (a) 100% of the performance-based component ($244,000), and (b) 100% of the discretionary component associated with his 2023 STIP target amount ($244,000), which represent the amounts awarded to Mr. Spencer under the 2023 STIP. See the section titled “Compensation Discussion and Analysis—2023 NEO Compensation—Short-Term Incentive Plans” for more information.

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

If Mr. Geary’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid or receive (i) the Geary Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, plus (v) group health and similar insurance premiums on behalf of his and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Geary’s employment is terminated by our general partner without “Cause” or by Mr. Geary for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Geary shall be paid (i) the Geary Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination, plus (vi) a potential gross-up payment in the event that any of the payments described above result in taxes being imposed on Mr. Geary pursuant to Section 4999 of the Code.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Sean T. Geary
Severance Amount	—	1,476,000	1,476,000	1,476,000	1,476,000	1,476,000
LTIP awards	—	993,466	993,466	2,222,460	2,222,460	—
LTCIP award	549,900	549,900	549,900	549,900	549,900	—
Fringe benefits	—	56,804	56,804	56,804	56,804	—
Life insurance benefits	—	500,000	—	—	—	—
Total	549,900	3,576,170	3,076,170	4,305,164	4,305,164	1,476,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Geary would receive payment of (a) 100% of the performance-based component ($328,000), and (b) 100% of the discretionary component associated with his 2023 STIP target amount ($328,000), which represent the amounts awarded to Mr. Geary under the 2023 STIP. See the section titled “Compensation Discussion and Analysis—2023 NEO Compensation—Short-Term Incentive Plans” for more information.

Other Benefits

Pension Benefits

The table below sets forth information regarding the present value as of December 31, 2023 of the accumulated benefits of our NEOs under the Global Partners LP Pension Plan.

Pension Benefits at December 31, 2023

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)	Accumulated Benefit ($)	Last Fiscal Year ($)
Eric Slifka	(1)	23	584,264	—
Gregory B. Hanson	—	—	—	—
Mark A. Romaine	(1)	11	204,763	—
Matthew Spencer	—	—	—	—
Sean T. Geary	(1)	4	70,816	—

(1)	Global Partners LP Pension Plan

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

Benefits under the formula are based upon the employee’s highest consecutive five-year average compensation and are not subject to offset for social security benefits. Compensation for such purposes means compensation including overtime, but excluding bonuses, 50% of commissions, taxable fringe benefits, relocation allowances, transportation allowances, housing allowances, cash and distribution equivalent rights pursuant to any long-term incentive plan and any cash payable in lieu of group healthcare coverage. Settlement of obligations is expected to be completed in the second half of 2024.

Compensation of Directors

The following table sets forth (i) certain information concerning the compensation earned by our directors in 2023, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of 2023:

	Fees Earned
	or Paid in	Unit
Name	Cash ($)	Awards ($)(2)	Total ($)
Richard Slifka	250,000	—	250,000
Eric Slifka (1)	—	—	—
Robert J. McCool	295,000	124,996	419,996
Jaime Pereira	295,000	124,996	419,996
John T. Hailer	295,000	124,996	419,996
Robert W. Owens	295,000	124,996	419,996
Clare McGrory	237,500	104,180	341,680
(1)	Mr. Slifka, as an executive officer of our general partner, is otherwise compensated for his services and therefore does not receive any separate compensation for his service as director.
(2)	Amounts reported in this column reflect the grant date fair value, calculated in accordance with FASB ASC Topic 718, of 3,729 phantom units granted to Messrs. McCool, Pereira, Hailer and Owens, and 3,108 phantom units granted to Ms. McGrory on August 22, 2023. Each award of phantom units cliff vested in full on January 5, 2024. As of December 31, 2023, each of Messrs. McCool, Pereira, Hailer and Owens held a total of 3,729 unvested phantom units, and Ms. McGrory held a total of 3,108 unvested phantom units.

Employees of our general partner who also serve as directors do not receive additional compensation. In 2023, directors who are not employees of our general partner (1) received a $250,000 annual cash retainer, and (2) are eligible to participate in the LTIP. In addition, the chair of the (a) audit committee received a $25,000 annual cash retainer; (b) conflicts committee received a $20,000 annual cash retainer; and (c) Compensation Committee received a $20,000 annual cash retainer. Each member of the (x) audit committee received a $15,000 annual cash retainer; (y) conflicts committee received a $10,000 annual cash retainer; and (z) conflict committee received a $10,000 annual cash retainer.

Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

On August 22, 2023, Messrs. McCool, Hailer, Owens and Pereira were each granted an award of 3,729 phantom units with DERs and Ms. McGrory was granted an award of 3,108 phantom units with DERs. Each of these awards cliff vested as to 100% of the phantom units on January 5, 2024.

On October 22, 2021, Messrs. McCool, Hailer and Owens were awarded LTCIP grants in the amounts of

$155,000, $155,000 and $40,000, respectively, in respect of services rendered in 2020. Each such LTCIP award will fully vest as of July 10, 2024, subject to continued service as a director through such date.

On October 5, 2020, each of Messrs. McCool and Hailer was awarded an LTCIP grant in the amount of $128,000 in respect of services rendered in 2019. On December 9, 2022, the Compensation Committee authorized the acceleration of the LTCIP awards, which were paid on December 22, 2022.

On August 7, 2019, Messrs. McCool and Hailer were awarded LTCIP grants in the amounts of $160,000 and $80,000, respectively, in respect of services rendered in 2018. The LTCIP awards fully vested as of August 10, 2022.

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

For 2023, our last completed fiscal year:

●	The median of the annual total compensation of our employees (other than the CEO) was $36,358.
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $15,589,457.
●	Based on this information, for 2023, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 429 to 1.

To put this into context, approximately 78% of our employee population consists of convenience store employees, approximately 40% of whom are employed on a part-time basis. Our part-time employees who work less than thirty hours per week receive (i) wages, and (ii) if eligible, sick time and/or 401(k) benefits, but are not eligible for vacation or other fringe benefits. In comparison, if we were to only look at our non-convenience store employee population, the median employee would be employed on a full-time basis, with a total annual compensation of $88,816 in 2023. The ratio of the annual total compensation of our CEO to this median employee was reasonably estimated to be 176 to 1.

To identify the median of the annual total compensation of all of our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	We determined that, as of December 31, 2023, our employee population consisted of approximately 5,067 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary (including seasonal) employees. We selected December 31, 2023 as identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
●	We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, bonuses and equity awards, if any, reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2023.
●	We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the

United States, we did not make any cost of living adjustments in identifying the median employee.
●	After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2023 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $88,816.
●	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of February 22, 2024 the beneficial ownership of common units representing limited partner interests in Global Partners LP held by certain beneficial owners of more than five percent (5%) of the common units, by each director and named executive officer of Global GP LLC, the general partner of Global Partners LP (“General Partner”) and by all directors and executive officers of our General Partner as a group:

		Percentage
	Common	of Common
	Units	Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
Alerian MLP ETF (2)	4,431,751	13.0%
Eric Slifka (3)(4)(5)(6)	3,554,585	10.5%
Invesco Ltd. (7)	3,164,640	9.3%
Richard Slifka (6)(8)(9)	2,717,165	8.0%
Alfred A. Slifka 1990 Trust Under Article II-A	1,871,676	5.5%
Global GP LLC (6)	39,719	*
Mark Romaine	108,929	*
Gregory B. Hanson	21,242	*
Matthew Spencer	20,245	*
Sean T. Geary	19,895	*
Robert J. McCool	45,018	*
John T. Hailer	8,409	*
Jaime Pereira	10,909	*
Robert W. Owens	8,409	*
Clare McGrory	3,908	*
All directors and executive officers as a group (11 persons)	6,478,995	19.1%

*      Less than 1%

(1)	The address for each person or entity listed other than ALPS Advisors, Inc. / Alerian MLP ETF and Invesco Ltd. is P.O. Box 9161, 800 South Street, Suite 500, Waltham, Massachusetts 02454-9161.
(2)

According to a Schedule 13G filed on February 5, 2024, each of ALPS Advisors, Inc. and Alerian MLP ETF reported shared voting and dispositive power of 4,431,751 common units as of December 31, 2023. The address for Alerian MLP ETF and its investment advisor, ALPS Advisors, Inc., is 1290 Broadway, Suite 1000, Denver, CO 80203.

(3)

Eric Slifka has sole voting and investment power with respect to the common units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the common units held by Larea Holdings LLC.

(4)

Includes common units held in certain family trusts for the benefit of Eric Slifka’s children for which Eric Slifka is the sole trustee. Eric Slifka may, therefore, be deemed to beneficially own the common units held by these family trusts.

(5)

The trustees of the Alfred A. Slifka 1990 Trust Under Article II-A are Eric Slifka and his two siblings. Eric Slifka has been delegated sole voting and investment authority over the common units owned by the Alfred A. Slifka 1990 Trust Under Article II-A, and therefore may be deemed to beneficially own those common units.

(6)

Purchased by our general partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees. Since Eric Slifka and Richard Slifka have sole voting authority for all of the members of Global GP LLC, none of which own 50% or more of the membership interests in Global GP LLC, Eric Slifka and Richard Slifka may be deemed to beneficially own the common units owned by Global GP LLC.

(7)

According to a Schedule 13G/A filed on January 10, 2024, Invesco Ltd. reported sole voting and dispositive power of 3,164,640 common units as of December 29, 2023. The address for Invesco Ltd. is 1331 Spring Street NW, Suite 2500, Atlanta, GA 30309.

(8)

Richard Slifka has sole voting and investment power with respect to the common units owned by Chelsea Terminal Limited Partnership and, therefore, may be deemed to beneficially own, the common units owned by Chelsea Terminal Limited Partnership.

(9)

Richard Slifka is the trustee of a voting trust with sole voting and investment power with respect to common units owned by Larea Holdings II LLC. Richard Slifka may, therefore, be deemed to beneficially own, the common units held by Larea Holdings II LLC.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2023:

Number of securities
	Number of Securities			remaining available for
	to be issued		Weighted average	future issuance under
	upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	875,216	(1)	—	2,307,427
Equity compensation plans not approved by security holders	—		—	—
Total	875,216	(1)	—	2,307,427

(1)	The 875,216 unvested award units as of December 31, 2023 include: (i) 86,125 units for the time-based 2022 NEO LTIP awards, (ii) 123,961 for the time-based 2023 NEO LTIP awards, (iii) 258,386 units for the 2022 NEO Performance LTIP Awards, (iv) 247,928 units for the 2023 NEO Performance LTIP Awards, (v) 34,803 units for the February 23, 2023 supplemental NEO time-based bonus awards, (vi) 105,989 units for the May 3, 2023 supplemental NEO time-based awards, and (vii) 18,024 units for the August 22, 2023 time-based independent director awards. The numbers of units reserved for the 2022 and 2023 NEO Performance LTIP Awards are calculated using 200% of the 129,193 and 123,964 target phantom units respectively granted for these awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of February 22, 2024, affiliates of our general partner, including directors and executive officers of our general partner, owned 6,478,995 common units representing 19.1% of the common units. In addition, our general partner owns a 0.67% general partner interest in us.

Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Richard Slifka and Eric Slifka, through their beneficial ownership of entities that own membership interests in our general partner.

Max Slifka, the son of Eric Slifka, our President, Chief Executive Officer and Vice Chair, is an employee of Global GP LLC. During our fiscal year ended December 31, 2023, his total compensation earned was approximately $227,000.

Steven McCool, the son of Robert J. McCool, one of our independent directors, is an employee of Global GP LLC. During our fiscal year ended December 31, 2023, his total compensation earned was approximately $211,000.

Aaron Slifka, the nephew of Eric Slifka, our President, Chief Executive Officer and Vice Chairman, is an employee of Global GP LLC. During our fiscal year ended December 31, 2023, his total compensation earned was approximately $130,160.

Eric Slifka owns a 20% interest in an entity which leases real property located in Vineyard Haven, Massachusetts to our subsidiary, Drake Petroleum Company, Inc., for the operation of a gasoline station and convenience store. We paid this entity aggregate payments totaling approximately $188,604 during calendar year 2023.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 99.33% to the common unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 6,478,995 common units and 0.67% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.67% of the distributions above the highest target level.

On February 14, 2023, we made a distribution payment of $1.5725 per unit to the common unitholders, consisting of a $0.6350 quarterly distribution and a $0.9375 one-time special distribution. Our general partner waived its incentive distribution rights with respect to the one-time special component of the distribution.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding common units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $12.0 million on their common units and $0.4 million on the 0.67% general partner interest.

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

Revere Terminal Disposition

On January 14, 2015, we acquired our terminal located on Boston Harbor in Revere, Massachusetts (the “Revere Terminal”) from affiliates of the Slifka family (the “Initial Sellers”) for a purchase price of approximately $23.7 million.

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

Please read Note 18, “Related-Party Transactions,” of Notes to Consolidated Financial Statements included elsewhere in this report for additional information on the sale of the Revere Terminal.

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

Director Independence

Please read Part III, Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Boston, Massachusetts (PCAOB ID: 42), Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2023 and 2022 calendar years. The audit committee’s charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

Pre-approved fees to Ernst & Young LLP for the fiscal years ended December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Audit Fees (1)	$4,425	$4,113
Audit-Related Fees (2)	125	178
Tax Fees (3)	1,060	1,062
All other fees (4)	4	3
Total	$5,614	$5,356
(1)	Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young’s audits of the effectiveness of our internal control over financial reporting at December 31, 2023 and 2022.
(2)	Represents fees for assurance and related services and consists primarily of audits of employee benefit plans.
(3)	Tax fees included tax planning and tax return preparation.
(4)	Represents fees for an accounting research tool subscription.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are included with the filing of this Annual Report:
1.	Financial statements—See “Index to Financial Statements” on page F-1.
2.	Financial statement schedules—Financial statement schedules have been omitted as they are not required, not applicable or otherwise included in the consolidated financial statements or notes thereto.
3.	Exhibits—The following is a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.
Exhibit Number		Description
2.1#	—

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

2.4#	—

Equity Purchase Agreement, dated as of December 15, 2022, by and between Gulf Oil Limited Partnership, as Seller, and Global Partners LP, as Buyer (incorporated herein by reference to Exhibit 2.4 to the Annual Report on Form 10-K filed on February 27, 2023).

2.5#	—

Asset Purchase Agreement, dated as of November 8, 2023, by and among Motiva Enterprises LLC, as seller, Global Operating LLC, as purchaser and Global Partners LP, as guarantor (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 21, 2023).

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

4.2*	—	Description of Common Units registered under Section 12 of the Exchange Act.
4.3*	—	Description of Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units registered under Section 12 of the Exchange Act.
4.4*	—	Description of 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units registered under Section 12 of the Exchange Act.
4.5	—

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

4.9	—

Indenture, dated January 18, 2024, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 18, 2024).

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

10.4˄	—

Global Partners LP Long-Term Incentive Plan (as Amended and Restated Effective June 22, 2012 and further amended as of June 22, 2022) (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on February 27, 2023).

10.5˄	—	Form of Phantom Unit Agreement (Cash Settlement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 6, 2015).
10.6#	—

Third Amended and Restated Credit Agreement, dated as of April 25, 2017, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp., Global Energy Marketing LLC, Global CNG LLC, Alliance Energy LLC, Cascade Kelly Holdings LLC and Warren Equities, Inc. as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Currency Fronting Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as an L/C Issuer, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, Citizens Bank, N.A., Societe Generale, BNP Paribas and The Bank of Tokyo-Mitsubishi UFJ, Ltd. NY Branch as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank N.A., Societe Generale, BNP Paribas, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. NY Branch as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 5, 2023).

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

10.10	—

Third Amendment to Third Amended and Restated Credit Agreement and First Amendment to Third Amended and Restated Security Agreement, dated as of April 19, 2019 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 9, 2019).

10.11	—	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2020).
10.12	—	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of May 5, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2021).
10.13	—	Slifka Entities Services Agreement, effective as of January 1, 2021 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 7, 2021).
10.14	—	Sixth Amendment to Third Amended and Restated Credit Agreement, dated March 9, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2022).
10.15	—	Seventh Amendment to Third Amended and Restated Credit Agreement, dated March 30, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2022).
10.16˄	—	Employment Agreement by and between Global GP LLC and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2022).
10.17˄	—	Employment Agreement by and between Global GP LLC and Gregory B. Hanson (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 13, 2022).
10.18˄	—	Employment Agreement by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 13, 2022).
10.19˄	—	Employment Agreement by and between Global GP LLC and Matthew Spencer (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 13, 2022).
10.20˄	—	Employment Agreement by and between Global GP LLC and Sean T. Geary (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 13, 2022).
10.21˄	—

Form of Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 5, 2022).

10.22˄	—

Form of Performance Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 5, 2022).

10.23˄	—

Form of Phantom Unit Award Agreement for Independent Directors under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 4, 2022).

10.24	—	Eighth Amendment to Third Amended and Restated Credit Agreement, dated February 2, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2023).
10.25#	—	Ninth Amendment to Third Amended and Restated Credit Agreement and Joinder, dated May 2, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2023).
10.26	—

Purchase Agreement, dated January 3, 2024, among the Issuers, the General Partner, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2024).

10.27*˄	—	Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (including Restrictive Covenants).
10.28*˄	—	Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (with Non-Competition Agreement).
21.1*	—	List of Subsidiaries of Global Partners LP.
22.1*	—	List of Subsidiary Guarantors and Co-Issuer of Global Partners LP
23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
97.1*	—	Global Partners LP Clawback Policy.
101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Global Partners LP
	By:	Global GP LLC,
its general partner
Dated: February 28, 2024		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2024.

Signature	Title

/s/ Eric Slifka	President, Chief Executive Officer, Vice Chairman and Director
Eric Slifka	(Principal Executive Officer)

/s/ Gregory B. Hanson	Chief Financial Officer
Gregory B. Hanson	(Principal Financial Officer)

/s/ Matthew Spencer	Chief Accounting Officer
Matthew Spencer	(Principal Accounting Officer)

/s/ Richard Slifka	Chairman
Richard Slifka

/s/ John T. Hailer	Director
John T. Hailer

/s/ Robert J. McCool	Director
Robert J. McCool

/s/ Robert W. Owens	Director
Robert W. Owens

/s/ Clare McGrory	Director
Clare McGrory

/s/ Jaime Pereira	Director
Jaime Pereira

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Partners LP (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Valuation of Physical Forward Derivative Contracts
Description of the Matter

As described in Note 2, Note 10 and Note 11 to the financial statements, the Partnership enters into different commodity contracts that qualify as derivative instruments. These include physical forward purchase and sale contracts and are accounted at fair value. These contracts are considered Level 2 derivative instruments under the fair value hierarchy as inputs used to determine fair value are not quoted prices in active markets. As of December 31, 2023, derivative assets of $17.7 million and derivative liabilities of $5.0 million were recorded for physical forward derivative contracts based on Level 2 fair value measurements.

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

February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on Internal Control Over Financial Reporting

We have audited Global Partners LP's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2024

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,642	$4,040
Accounts receivable, net (less allowance of $3,360 and $3,062 at December 31, 2023 and 2022, respectively)	551,764	478,837
Accounts receivable-affiliates	8,142	2,380
Inventories	397,314	566,731
Brokerage margin deposits	12,779	23,431
Derivative assets	17,656	19,848
Prepaid expenses and other current assets	90,531	73,992
Total current assets	1,097,828	1,169,259
Property and equipment, net	1,513,545	1,218,171
Right of use assets, net	252,849	288,142
Intangible assets, net	20,718	26,854
Goodwill	429,215	427,780
Equity method investments	94,354	—
Other assets	37,502	30,679
Total assets	$3,446,011	$3,160,885
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$648,717	$530,940
Working capital revolving credit facility-current portion	16,800	153,400
Lease liability-current portion	59,944	64,919
Environmental liabilities-current portion	5,057	4,606
Trustee taxes payable	67,398	42,972
Accrued expenses and other current liabilities	179,887	156,964
Derivative liabilities	4,987	17,680
Total current liabilities	982,790	971,481
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	380,000	99,000
Senior notes	742,720	741,015
Lease liability-less current portion	200,195	231,427
Environmental liabilities-less current portion	71,092	64,029
Financing obligations	138,485	141,784
Deferred tax liabilities	68,909	66,400
Other long-term liabilities	61,160	57,305
Total liabilities	2,645,351	2,372,441
Commitments and contingencies (see Note 12)
Partners’ equity
Series A preferred limited partners (2,760,000 units issued and outstanding at December 31, 2023 and 2022)	67,476	67,226
Series B preferred limited partners (3,000,000 units issued and outstanding at December 31, 2023 and 2022)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,882,357 outstanding at December 31, 2023 and 33,995,563 units issued and 33,937,519 outstanding at December 31, 2022)	658,670	648,956
General partner interest (0.67% interest with 230,303 equivalent units outstanding at December 31, 2023 and 2022)	1,828	406
Accumulated other comprehensive income (loss)	381	(449)
Total partners’ equity	800,660	788,444
Total liabilities and partners’ equity	$3,446,011	$3,160,885

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2023	2022	2021
Sales	$16,492,174	$18,877,886	$13,248,277
Cost of sales	15,518,534	17,780,237	12,529,014
Gross profit	973,640	1,097,649	719,263
Costs and operating expenses:
Selling, general and administrative expenses	273,733	263,112	212,878
Operating expenses	450,627	445,271	353,582
Amortization expense	8,136	8,851	10,711
Net gain on sale and disposition of assets	(2,626)	(79,873)	(506)
Long-lived asset impairment	—	—	380
Total costs and operating expenses	729,870	637,361	577,045
Operating income	243,770	460,288	142,218
Other income (expense):
Income from equity method investments	2,503	—	—
Interest expense	(85,631)	(81,259)	(80,086)
Income before income tax expense	160,642	379,029	62,132
Income tax expense	(8,136)	(16,822)	(1,336)
Net income	152,506	362,207	60,796
Less: General partner’s interest in net income, including incentive distribution rights	9,908	7,138	3,581
Less: Preferred limited partner interest in net income	14,559	13,852	12,209
Net income attributable to common limited partners	$128,039	$341,217	$45,006
Basic net income per common limited partner unit	$3.77	$10.06	$1.33
Diluted net income per common limited partner unit	$3.76	$10.02	$1.31
Basic weighted average common limited partner units outstanding	33,970	33,935	33,942
Diluted weighted average common limited partner units outstanding	34,039	34,044	34,278

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$152,506	$362,207	$60,796
Other comprehensive income (loss):
Change in fair value of cash flow hedges	—	—	(7,082)
Change in pension liability	830	1,453	3,580
Total other comprehensive income (loss)	830	1,453	(3,502)
Comprehensive income	$153,336	$363,660	$57,294

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$152,506	$362,207	$60,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,090	104,796	102,241
Amortization of deferred financing fees	5,651	5,432	5,031
Bad debt expense	855	131	(51)
Unit-based compensation expense	10,605	2,700	707
Write-off of financing fees	482	—	365
Net gain on sale and disposition of assets	(2,626)	(79,873)	(506)
Long-lived asset impairment	—	—	380
Deferred income taxes	2,509	9,583	599
Income from equity method investments	(2,503)	—	—
Dividends received on equity method investments	1,375	—	—
Changes in operating assets and liabilities:
Accounts receivable	(73,782)	(67,774)	(183,826)
Accounts receivable-affiliate	(5,762)	(1,241)	1,271
Inventories	172,112	(52,086)	(123,889)
Broker margin deposits	10,652	10,227	(11,997)
Prepaid expenses, all other current assets and other assets	(19,196)	14,043	24,618
Accounts payable	117,777	177,644	145,423
Trustee taxes payable	24,426	(1,251)	7,625
Change in derivatives	(10,501)	(22,170)	24,503
Accrued expenses, all other current liabilities and other long-term liabilities	17,771	17,628	(3,072)
Net cash provided by operating activities	512,441	479,996	50,218
Cash flows from investing activities
Acquisition of terminals	(313,174)	—	—
Acquisitions	(1,500)	(256,246)	(18,034)
Equity method investments	(95,301)	—	—
Capital expenditures	(88,847)	(106,797)	(101,717)
Seller note issuances	(8,495)	(1,664)	(1,690)
Dividends received of equity method investments	2,075	—	—
Proceeds from sale of property and equipment, net	12,862	128,514	6,391
Net cash used in investing activities	(492,380)	(236,193)	(115,050)
Cash flows from financing activities
Net proceeds from issuance of Series B preferred units	—	—	72,167
Net (payments on) borrowings from working capital revolving credit facility	(136,600)	(201,300)	170,300
Net borrowings from (payments on) revolving credit facility	281,000	55,600	(78,600)
Repurchase of common units	(3,521)	(2,898)	(3,772)
LTIP units withheld for tax obligations	(469)	(1,559)	(2,209)
Distribution equivalent rights	(149)	—	—
Distributions to limited partners and general partner	(144,720)	(100,455)	(91,919)
Net cash (used in) provided by financing activities	(4,459)	(250,612)	65,967
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	15,602	(6,809)	1,135
Cash and cash equivalents at beginning of year	4,040	10,849	9,714
Cash and cash equivalents at end of year	$19,642	$4,040	$10,849
Supplemental information
Cash paid during the year for interest	$65,259	$60,910	$54,709
Net cash paid (received) during the year for income taxes	$2,904	$8,053	$(14,779)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2020	$67,226	$—	$428,842	$(2,169)	$1,600	$495,499
Issuance of Series B preferred units	—	72,167	—	—	—	72,167
Net income	6,728	5,481	45,006	3,581	—	60,796
Distributions to limited partners and general partner	(6,728)	(5,343)	(77,339)	(3,360)	—	(92,770)
Unit-based compensation	—	—	707	—	—	707
Other comprehensive loss	—	—	—	—	(3,502)	(3,502)
Repurchase of common units	—	—	(3,772)	—	—	(3,772)
LTIP units withheld for tax obligations	—	—	(2,209)	—	—	(2,209)
Dividends on repurchased units	—	—	851	—	—	851
Balance at December 31, 2021	67,226	72,305	392,086	(1,948)	(1,902)	527,767
Net income	6,728	7,124	341,217	7,138	—	362,207
Distributions to limited partners and general partner	(6,728)	(7,124)	(81,928)	(4,784)	—	(100,564)
Unit-based compensation	—	—	2,700	—	—	2,700
Other comprehensive income	—	—	—	—	1,453	1,453
Repurchase of common units	—	—	(2,898)	—	—	(2,898)
LTIP units withheld for tax obligations	—	—	(1,559)	—	—	(1,559)
Distribution equivalent rights	—	—	(771)	—	—	(771)
Dividends on repurchased units	—	—	109	—	—	109
Balance at December 31, 2022	67,226	72,305	648,956	406	(449)	788,444
Net income	7,435	7,124	128,039	9,908	—	152,506
Distributions to limited partners and general partner	(7,185)	(7,124)	(121,959)	(8,486)	—	(144,754)
Unit-based compensation	—	—	10,605	—	—	10,605
Other comprehensive income	—	—	—	—	830	830
Repurchase of common units	—	—	(3,521)	—	—	(3,521)
LTIP units withheld for tax obligations	—	—	(469)	—	—	(469)
Distribution equivalent rights	—	—	(3,015)	—	—	(3,015)
Dividends on repurchased units	—	—	34	—	—	34
Balance at December 31, 2023	$67,476	$72,305	$658,670	$1,828	$381	$800,660

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to a large terminal network of refined petroleum products and renewable fuels—with strategic rail and/or marine assets—spanning from Maine to Florida and into the U.S. Gulf states. The Partnership is one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of December 31, 2023, the Partnership had a portfolio of 1,627 owned, leased and/or supplied gasoline stations, including 341 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by our unconsolidated affiliate, Spring Partners Retail LLC (“SPR”). The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator LLC (the “SPR Operator”), also a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of December 31, 2023, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,478,995 common units, representing a 19.1% limited partner interest.

2024 Events

Credit Agreement Facility Reallocation and Accordion Reduction—On February 5, 2024, the Partnership and the lenders under the Partnership’s credit agreement agreed, pursuant to the terms of the credit agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0. After giving effect to the reallocation and the accordion reduction, the working capital revolving credit facility is $950.0 million and the revolving credit facility is $600.0 million, for a total commitment of $1.55 billion, effective February 8, 2024. This reallocation and accordion reduction return the credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by the Partnership and the lenders on December 7, 2023. See Note 9 for additional information on the credit agreement.

2032 Notes Offering—On January 18, 2024, the Partnership and GLP Finance Corp. issued $450.0 million aggregate principal amount of 8.250% senior notes due 2032 to several initial purchasers in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The Partnership used the net proceeds from the offering to repay a portion of the borrowings outstanding under its credit agreement and for general corporate purposes. See Note 9 for additional information.

Pending Acquisition of Terminals from Gulf Oil—On December 15, 2022, the Partnership entered into a purchase agreement with Gulf Oil Limited Partnership (“Gulf”) pursuant to which the Partnership was to acquire five refined-products terminals located in New Haven, CT, Thorofare, NJ, Portland, ME, Linden, NJ and Chelsea, MA for

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $273.0 million in cash. On February 23, 2024, the Partnership entered into an amended and restated purchase agreement with Gulf in response to concerns raised by the Federal Trade Commission and the State Attorney General of Maine, pursuant to which (a) the refined-products terminal located in Portland, ME was removed from the transaction and (b) the purchase price was reduced to $212.3 million, subject to certain customary adjustments. The Partnership expects to finance the transaction with borrowings under its revolving credit facility. The Partnership continues to work through the process of obtaining regulatory approvals and other customary closing conditions.

2023 Events

Acquisition of Terminals from Motiva Enterprises LLC—On December 21, 2023, the Partnership acquired 25 refined product terminals from Motiva Enterprises LLC. See Note 3 for additional information.

Investment in Real Estate—On October 23, 2023, the Partnership, through its wholly owned subsidiary, Global Everett Landco, LLC, entered into a Limited Liability Agreement of Everett Landco GP, LLC, a Delaware limited liability company formed as a joint venture with Everett Investor LLC, an entity controlled by an affiliate of The Davis Companies, a company primarily involved in the acquisition, development, management and sale of commercial real estate. See Note 17 for additional information.

Expansion of Retail Operations into Texas—On June 1, 2023, SPR, a joint venture owned by subsidiaries of the Partnership and Exxon Mobil Corporation, acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. See Note 17 for additional information.

Amendments to the Credit Agreement and Accordion Exercise and Facility Reallocation—On February 2, 2023, the Partnership entered into the eighth amendment to the third amended and restated credit agreement which, among other things, permits the Partnership to request up to two reallocations per calendar year of the lending commitments among the facilities under its credit agreement. On May 2, 2023, the Partnership entered into the ninth amendment to third amended and restated credit agreement and joinder which, among other things, increased the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extended the maturity date from May 6, 2024 to May 2, 2026. On December 7, 2023, pursuant to the terms of the credit agreement, the Partnership exercised a portion of the accordion feature and increased the aggregate working capital revolving commitments by $200.0 million for a period not to exceed 364 days. Also on December 7, 2023, pursuant to the terms of the credit agreement, the Partnership reallocated $300.0 million of the working capital revolving credit facility to the revolving credit facility. After giving effect to such reallocation, the working capital revolving credit facility was $850.0 million and the revolving credit facility was $900.0 million. See Note 9 for additional information on the credit agreement.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

On September 20, 2022, the Partnership acquired substantially all of the assets of Tidewater Convenience, Inc. (“Tidewater”). On February 1, 2022, the Partnership acquired substantially all of the retail motor fuel assets of Miller Oil Co., Inc. (“Miller Oil”). On January 25, 2022, the Partnership acquired substantially all of the assets of Connecticut-based Consumers Petroleum of Connecticut, Incorporated (“Consumers Petroleum”). The financial results of Tidewater, Miller Oil and Consumers Petroleum since each respective acquisition date are included in the accompanying consolidated statements of operations. See Note 3 for additional information on these acquisitions.

The accompanying consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments

The Partnership applies the equity method of accounting to investments when the Partnership has significant influence, but not a controlling interest in the investee.

The Partnership evaluates its equity method investments for impairment whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. The Partnership considers the investee’s financial position, forecasts and economic outlook, and the estimated duration and extent of losses to determine whether a recovery is anticipated. An impairment that is other-than-temporary is recognized in the period identified. The Partnership has not recognized an impairment loss related to its equity method investments for the year ended December 31, 2023. See Note 17 for additional information the Partnership equity method investments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination or asset acquisition and identification of associated goodwill and intangible assets, (ii) fair value of derivative instruments, (iii) accruals and contingent liabilities, (iv) allowance for credit losses, (v) assumptions used to evaluate goodwill, (vi) assumptions used to evaluate property and equipment and intangibles for impairment, (vii) environmental and asset retirement obligation provisions, and (viii) weighted average discount rate used in lease accounting. Although the Partnership believes its estimates are reasonable, actual results could differ from these estimates.

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

The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2023 and 2022, substantially all of the Partnership’s accounts receivable were classified as current assets and there were no non-standard payment terms.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on an aging analysis at December 31, 2023, approximately 99% of the Partnership’s accounts receivable were outstanding less than 30 days.

The following table presents changes in the credit loss allowance for the years ended December 31 (in thousands):

			Write-offs
	Balance at	Current	Charged		Balance
	Beginning	Period	Against Allowance	Recoveries	at End
Description	of Period	Provision	for Credit Losses	Collected	of Period
Year ended December 31, 2023
Credit loss allowance—accounts receivable	$3,062	$358	$(63)	$3	$3,360
Year ended December 31, 2022
Credit loss allowance—accounts receivable	$2,741	$256	$(156)	$221	$3,062
Year ended December 31, 2021
Credit loss allowance—accounts receivable	$2,555	$(51)	$(18)	$255	$2,741

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consisted of the following at December 31 (in thousands):

	2023	2022
Distillates: home heating oil, diesel and kerosene	$154,890	$205,076
Gasoline	134,749	160,386
Gasoline blendstocks	31,146	51,900
Residual oil	45,774	112,457
Renewable identification numbers (RINs)	1,684	5,098
Convenience store inventory	29,071	29,566
Crude oil	—	2,248
Total	$397,314	$566,731

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $0.5 million and $2.3 million at December 31, 2023 and 2022, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $29.8 million and $24.3 million at December 31, 2023 and 2022, respectively. Exchange transactions are valued using current carrying costs.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Long-Lived Asset Impairment

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Partnership has concluded that its operating segments are also its reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with the Partnership’s disposition activities of Gasoline Distribution and Station Operation (“GDSO”) sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”). The GDSO reporting unit’s goodwill that was derecognized related to the disposition of sites that met the definition of a business was $0.1 million, $5.5 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively (see Note 8).

All of the Partnership’s goodwill is allocated to the GDSO segment. During 2023, 2022 and 2021, the Partnership completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro-economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on the Partnership’s assessment, no impairment was identified.

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

The Partnership recognized no impairment charges in 2023 and 2022. In 2021, the Partnership recognized an impairment charge primarily relating to certain developmental assets for raze and rebuilds in the amount of $0.4 million which was allocated to the GDSO segment.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. See Notes 15 and 25.

.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs. The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory requirements for UST removal or policy. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Partnership had approximately $10.7 million and $10.1 million in total asset retirement obligations at December 31, 2023 and 2022, respectively, which are included in other long-term liabilities in the accompanying consolidated balance sheets.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Partnership’s leases have contracted terms as follows:

Gasoline station and convenience store leases	1-20	years
Terminal lease arrangements	1-20	years
Dedicated storage facility leases	10	years
Barge and railcar equipment leases	1-10	years
Office space leases	1-12	years
Computer equipment, convenience store equipment and automobile leases	1-10	years

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

In addition, the Partnership generates revenue from its throughput and logistics activities when it stores, transloads and blends products owned by others. Revenue from throughput and logistics services is recognized as services are provided. These agreements may require counterparties to throughput a minimum volume over an agreed-upon period and may include make-up rights if the minimum volume is not met. The Partnership recognizes revenue

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with make-up rights at the earlier of when the make-up volume is delivered, the make-up right expires or when it is determined that the likelihood that the customer will utilize the make-up right is remote.

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

One of the Partnership’s wholly owned subsidiaries, GMG, is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG, including its proportional earnings from its equity method investment in SPR as described in Note 17. The after-tax earnings of GMG are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for GMG. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. See Note 14.

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the years ended December 31:

	2023	2022	2021
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	68%	67%	72%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	28%	30%	25%
Convenience store and prepared food sales, rental income and sundries	4%	3%	3%
Total	100%	100%	100%

The following table presents the Partnership’s product margin (product sales minus product costs) by segment as a percentage of the consolidated product margin for the years ended December 31:

	2023	2022	2021
Wholesale segment	19%	24%	17%
Gasoline Distribution and Station Operations segment	78%	72%	81%
Commercial segment	3%	4%	2%
Total	100%	100%	100%

See Note 22, “Segment Reporting,” for additional information on the Partnership’s operating segments.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives Accounted for as Hedges – The Partnership utilizes fair value hedges to hedge commodity price risk.

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

See Note 11, “Fair Value Measurements,” for additional information.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual an interim basis. The amendments are effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Partnership is evaluating the impact of this standard on its disclosures.

Note 3. Acquisitions

Asset Acquisition

Acquisition of Terminals from Motiva Enterprises LLC—On December 21, 2023, the Partnership acquired 25 refined product terminals and related assets from Motiva Enterprises LLC (“Motiva”) which are located along the Atlantic Coast, in the Southeast and in Texas (the “Terminal Facilities”), pursuant to an Asset Purchase Agreement dated November 8, 2023. The Terminal Facilities have an aggregate shell capacity of approximately 8.4 million barrels. The purchase price was approximately $313.2 million, including inventory. The Partnership financed the transaction with borrowings under its revolving credit facility.

Upon an acquisition, the Partnership first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets in order to determine whether the acquisition should be accounted for as an asset acquisition. If the threshold is not substantially met, the Partnership then determines whether the acquisition meets the definition of a business (i.e., whether it includes, at a minimum, an input and a substantive process that together significantly contributes to the ability to create outputs).

Specific to the acquisition of the Terminal Facilities, consideration was given to the exception principle pertaining to the real estate assets acquired of real property and personal property and whether these assets should be considered a group of similar assets. The personal property assets cannot be removed from the real property without significant cost (i.e., disassembly) and diminution in both utility and fair value to both the real property and personal property. Additionally, the real property and personal property have similar risk characteristics since the land and terminal equipment are both used in the process of blending, storing and transporting petroleum products. The real property and personal property operate as a combined unit of account in order for the Partnership to achieve a desired economic return from the Terminal Facilities. The Partnership also considered and concluded that the nature of the Terminal Facilities and the different geographic regions where the Terminal Facilities reside do not rise to separate risks based on how these assets operate in the marketplace.

As a result of its analysis, the Partnership concluded the acquisition of the Terminal Facilities did not meet the criteria of a business combination pursuant to ASC 805, “Business Combinations,” and therefore was accounted for as an asset acquisition. The purchase price in an asset acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values and no goodwill is recognized. The Terminal Facilities were allocated to the Wholesale segment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the assets acquired and liabilities assumed as of December 21, 2023, the acquisition date (in thousands):

Assets acquired:
Inventories	$3,374
Property and equipment	318,574
Right of use assets	151
Intangible assets	2,000
Total assets acquired	324,099
Liabilities assumed:
Environmental liabilities	(10,774)
Lease liability	(151)
Total liabilities assumed	(10,925)
Net assets acquired	$313,174

Property and equipment were recorded at cost based on relative fair value as of December 21, 2023 using current market values and reproduction or replacement costs of similar assets.

Intangible assets consist of third-party customer relationship contracts and are amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Partnership, which the Partnerships expects to be five years. Third-party customer relationship contracts were valued using the discounted cash flow method. Significant assumptions used in the valuations include projected cash flows including expected renewals and the discount rate.

In connection with the acquisition, the Partnership incurred acquisition costs of approximately $4.0 million during 2023 which were capitalized as property and equipment in the accompanying balance sheet at December 31, 2023.

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

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805. The Partnership’s financial statements include the results of operations of Miller Oil subsequent to the acquisition date.

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

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805. The

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership’s financial statements include the results of operations of Consumers Petroleum subsequent to the acquisition date.

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

Supplemental Pro Forma Information—The following unaudited proforma information presents the consolidated results of operations of the Partnership as if the Tidewater, Miller Oil and Consumers Petroleum acquisitions occurred at the beginning of each year presented, with proforma adjustments to selling, general and administrative expenses, interest expense and income taxes (in thousands, except per unit data):

	2022	2021
Sales	$18,965,176	$13,835,047
Net income	$363,130	$68,620
Net income attributable to common limited partners	$342,140	$52,830
Basic net income per common limited partner unit	$10.08	$1.56
Diluted net income per common limited partner unit	$10.05	$1.54

Note 4. Leases

The following table presents supplemental balance sheet information related to leases at December 31 (in thousands):

Assets:	Balance Sheet Location	2023	2022
Right-of-use assets - operating	Right-of-use assets, net	$252,849	$288,142

Liabilities:
Current lease liability - operating	Lease liability - current portion	$59,944	64,919
Noncurrent lease liability - operating	Lease liability - less current portion	200,195	231,427
Total lease liability		$260,139	$296,346

Lessee Lease Arrangements

The following table presents the components of lease cost for the years ended December 31 (in thousands):

Statement of operations location:	2023	2022	2021
Cost of sales (a)	$44,895	$45,125	$42,435
Selling, general and administrative expenses	2,727	2,688	2,598
Operating expenses (b)	68,645	66,509	55,392
Total lease cost	$116,267	$114,322	$100,425
(a)	Includes short-term lease costs of $6.2 million, $6.2 million and $2.7 million for 2023, 2022 and 2021, respectively.
(b)	Includes variable lease cost of $10.5 million, $11.3 million and $5.6 million for 2023, 2022 and 2021, respectively, and short-term leases costs which were immaterial for 2023, 2022 and 2021.

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

The future minimum lease payments to be paid under operating leases in effect and included in the calculation of lease liabilities at December 31, 2023 were as follows (in thousands):

2024	$71,228
2025	56,904
2026	49,972
2027	40,630
2028	22,549
Thereafter	84,289
Total lease payments	325,572
Less imputed interest	65,433
Total lease liabilities	$260,139
Current portion	$59,944
Long-term portion	200,195
Total lease liabilities	$260,139

The future minimum lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $4.8 million in lease payments that were not fixed at lease commencement or lease modification and $5.1 million related to minimum lease payments for leases that are less than one year.

Lessor Lease Arrangements

The following table presents the components of lease revenue for the years ended December 31 (in thousands):

Statement of operations location:	2023	2022	2021
Sales (a)(b)	$83,534	$81,926	77,401
(a)	Lease revenue includes sub-lessor rental income from leased properties of $48.2 million, $46.5 million and $44.1 million for 2023, 2022 and 2021, respectively, where the Partnership is the lessee of the property.
(b)	Includes variable lease revenue of $8.9 million, $8.1 million and $6.0 million for 2023, 2022 and 2021, respectively, and short-term lease revenue which was immaterial for 2023, 2022 and 2021.

The future minimum lease payments to be received under operating leases in effect at December 31, 2023 were as follows (in thousands):

2024	$70,068
2025	39,463
2026	15,806
2027	4,319
2028	1,152
Thereafter	5,607
Total	$136,415

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Information Related to Lease Arrangements

At December 31, 2023, the weighted average non-cancellable lease term was 6.6 years and the weighted average discount rate was 6.4%. The following table presents supplemental information related to leases for the years ended December 31 (in thousands):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$86,763	$91,534	$101,395
Right-of-use assets obtained in exchange for new lease liabilities	$30,701	$74,421	$67,816

Note 5. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Year Ended December 31, 2023
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$3,303,951	$5,268,268	$689,201	$9,261,420
Station operations	—	490,942	—	490,942
Total revenue from contracts with customers	3,303,951	5,759,210	689,201	9,752,362
Other sales:
Revenue originating as physical forward contracts and exchanges	6,307,155	—	349,123	6,656,278
Revenue from leases	2,210	81,324	—	83,534
Total other sales	6,309,365	81,324	349,123	6,739,812
Total sales	$9,613,316	$5,840,534	$1,038,324	$16,492,174

	Year Ended December 31, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$3,671,725	$6,140,823	$853,243	$10,665,791
Station operations	—	480,455	—	480,455
Total revenue from contracts with customers	3,671,725	6,621,278	853,243	11,146,246
Other sales:
Revenue originating as physical forward contracts and exchanges	7,189,213	—	460,501	7,649,714
Revenue from leases	2,555	79,371	—	81,926
Total other sales	7,191,768	79,371	460,501	7,731,640
Total sales	$10,863,493	$6,700,649	$1,313,744	$18,877,886

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2021
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$2,645,119	$4,137,969	$400,147	$7,183,235
Station operations	—	401,302	—	401,302
Total revenue from contracts with customers	2,645,119	4,539,271	400,147	7,584,537
Other sales:
Revenue originating as physical forward contracts and exchanges	5,236,719	—	349,620	5,586,339
Revenue from leases	2,298	75,103	—	77,401
Total other sales	5,239,017	75,103	349,620	5,663,740
Total sales	$7,884,136	$4,614,374	$749,767	$13,248,277

Nature of Goods and Services

Revenue from Contracts with Customers (ASC 606):

●	Refined petroleum products and renewable fuels—Under the Partnership’s Wholesale, GDSO and Commercial segments, revenue is recognized at the point where control of the product is transferred or throughput and logistics services are provided to the customer and collectability is reasonably assured.

●	Station operations—Revenue from convenience store sales of grocery and other merchandise and sundries (such as car wash sales and lottery and ATM commissions) is recognized at the time of the sale to the customer.

Other Revenue:

●	Revenue Originating as Physical Forward Contracts and Exchanges—The Partnership’s commodity contracts and derivative instrument activity include physical forward commodity sale contracts. The Partnership does not take the normal purchase and sale exemption available under ASC 815, “Derivatives and Hedging,” for any of its physical forward contracts. This income is recognized under ASC 815 and is included in sales at the contract value at the point where control of the product is transferred to the customer. Income from net exchange differentials included in sales is recognized under ASC 845, “Nonmonetary Transactions,” upon delivery of product to exchange partners.

●	Revenue from Leases—The Partnership has rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of the Partnership’s terminals.

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both December 31, 2023 and 2022.

Note 6. Goodwill and Intangible Assets

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2022	$427,780
Acquisition (1)	1,500
Dispositions (2)	(65)
Balance at December 31, 2023	$429,215
(1)	Acquisition represents the recognition of goodwill associated with an immaterial acquisition of a company-operated gasoline station and convenience store operator.
(2)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets (see Note 8).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets	Period
At December 31, 2023
Intangible assets subject to amortization:
Terminalling services	$26,365	$(21,772)	$4,593	20 years
Customer relationships	45,986	(43,370)	2,616	2-15 years
Supply contracts	97,269	(84,029)	13,240	5-10 years
Other intangible assets	5,995	(5,726)	269	2-20 years
Total intangible assets	$175,615	$(154,897)	$20,718
At December 31, 2022
Intangible assets subject to amortization:
Terminalling services	$26,365	$(20,436)	$5,929	20 years
Customer relationships	43,986	(42,935)	1,051	2-15 years
Supply contracts	97,269	(77,731)	19,538	5-10 years
Other intangible assets	5,995	(5,659)	336	2-20 years
Total intangible assets	$173,615	$(146,761)	$26,854

The aggregate amortization expense was approximately $8.1 million, $8.9 million and $10.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2024	$7,874
2025	4,612
2026	4,492
2027	2,869
2028	601
Thereafter	270
Total intangible assets	$20,718

Note 7. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2023	2022
Buildings and improvements	$1,738,122	$1,441,893
Land	614,548	523,631
Fixtures and equipment	47,589	42,136
Idle plant assets	30,500	30,500
Construction in process	54,281	56,047
Capitalized internal use software	33,808	33,687
Total property and equipment	2,518,848	2,127,894
Less accumulated depreciation	1,005,303	909,723
Total	$1,513,545	$1,218,171

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment includes retail gasoline station assets held for sale of $20.3 million and $5.3 million at December 31, 2023 and 2022, respectively.

At December 31, 2023, the Partnership had a $38.0 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both December 31, 2023 and 2022.

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

Construction in process in 2023 included $35.2 million in costs related to the Partnership’s gasoline stations and $19.1 million in costs related to the Partnership’s terminals.

Construction in process in 2022 included $44.1 million in costs related to the Partnership’s gasoline stations and $11.9 million in costs related to the Partnership’s terminals.

Depreciation

Depreciation expense allocated to cost of sales was approximately $94.5 million, $87.6 million and $82.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Depreciation expense allocated to selling, general and administrative expenses was approximately $7.4 million, $8.3 million and $8.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 8. Sale and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the years ended December 31 (in thousands):

	2023	2022	2021
Sale of Revere Terminal	$—	$(76,817)	$—
Divestiture of retail gasoline stations	(3,303)	$(4,578)	$(702)
Loss on assets held for sale	826	1,617	—
Other	(149)	(95)	196
Total	$(2,626)	$(79,873)	$(506)

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

The Partnership sold 16 sites during 2023 and recognized a gain of $3.3 million on the sales of these sites for the year ended December 31, 2023, including the derecognition of $0.1 million of GDSO goodwill.

The Partnership recognized a gain of $4.6 million and $0.7 million on the sales of sites for the years ended December 31, 2022 and 2021, respectively, including the derecognition of $5.5 million and $0.6 million of GDSO goodwill for these respective periods.

Loss on Assets Held for Sale

In conjunction with the divestiture of retail gasoline stations and terminal assets, the Partnership may classify certain gasoline station and terminal assets as held for sale. Impairment charges related to assets held for sale are included in net gain on sale and disposition of assets in the accompanying consolidated statements of operations.

The Partnership classified 27 sites associated with the divestiture of retail gasoline stations discussed above as held for sale at December 31, 2023. The Partnership recorded impairment charges related to these assets held for sale in the amount of $0.8 million for the year ended December 31, 2023.

The Partnership recorded impairment charges related to assets held for sale associated with the divestiture of retail gasoline stations in the amount of $1.6 million and $0 for the years ended December 31, 2022 and 2021, respectively.

Retail gasoline station assets held for sale of $20.3 million and $5.3 million at December 31, 2023 and 2022, respectively, are included in property and equipment in the accompanying consolidated balance sheets. Assets held for sale at December 31, 2023 are expected to be sold within the next 12 months.

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, had a $1.75 billion senior secured credit facility (the “Credit Agreement”) as of December 31, 2023. As discussed below, effective February 5, 2024, the total commitment under the Credit Agreement was reduced to $1.55 billion. The Credit Agreement matures on May 2, 2026.

On February 2, 2023, the Partnership and certain of its subsidiaries entered into the eighth amendment to the third amended and restated credit agreement, pursuant to which the Partnership and the lenders under the Credit Agreement agreed to a reallocation of $150.0 million of the working capital revolving credit facility to the revolving credit facility. After giving effect to such reallocation, the working capital revolving credit facility was $950.0 million, and the revolving credit facility was $600.0 million.

On May 2, 2023, the Partnership and certain of its subsidiaries entered into the ninth amendment to third amended and restated credit agreement and joinder (the “Ninth Amendment”) which, among other things, increased the applicable revolver rate by 25 basis points on borrowings under the revolving credit facility and extended the maturity date from May 6, 2024 to May 2, 2026.

On December 7, 2023, the Partnership exercised a portion of the accordion feature included in the Credit Agreement (as further described below) and increased the aggregate working capital revolving commitments by $200.0 million, to $1.75 billion from $1.55 billion, for a period not to exceed 364 days. Also on December 7, 2023, the Partnership and the lenders under the Credit Agreement agreed to reallocate $300.0 million of the working capital revolving credit facility to the revolving credit facility.

As of December 31, 2023, there were two facilities under the Credit Agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $850 million; and
●	a $900.0 million revolving credit facility to be used for general corporate purposes.

On February 5, 2024, the Partnership and the lenders under the Credit Agreement agreed, pursuant to the terms of the Credit Agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0. After giving effect to the reallocation and the accordion reduction, the working capital revolving credit facility is $950.0 million and the revolving credit facility is $600.0 million, for a total commitment of $1.55 billion, effective February 8, 2024. This reallocation and accordion reduction return the credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by the Partnership and the lenders on December 7, 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Daily or Term secured overnight financing rate (“SOFR”) plus a 0.10% SOFR adjustment plus a margin of 2.00% to 2.50% depending on the Utilization Amount (as defined in the Credit Agreement), or (2) the base rate plus a margin of 1.00% to 1.50% depending on the Utilization Amount. Borrowings under the revolving credit facility bear interest at (1) the Daily or Term SOFR plus a 0.10% SOFR adjustment plus a margin of 2.00% to 3.00% depending on the Combined Total Leverage Ratio (as defined in the Credit Agreement), or (2) the base rate plus a margin of 1.00% to 2.00% depending on the Combined Total Leverage Ratio.

The average interest rates for the Credit Agreement were 7.2%, 3.7% and 2.4% for the years ended December 31, 2023, 2022 and 2021, respectively.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.35% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at December 31, 2023, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $0 over the next twelve months.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the total borrowings and availability under the Credit Agreement at December 31 (in thousands):

	2023	2022
Total available commitments	$1,750,000	$1,550,000

Working capital revolving credit facility-current portion	16,800	153,400
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	380,000	99,000
Total borrowings outstanding	396,800	252,400

Less outstanding letters of credit	220,156	181,400

Total remaining availability for borrowings and letters of credit (1)	$1,133,044	$1,116,200
(1)	Subject to borrowing base limitations.

The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership’s wholly owned subsidiaries and is guaranteed by the Partnership and certain of its subsidiaries.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2023.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the years ended December 31 (in thousands):

	2023	2022	2021
Borrowings from working capital revolving credit facility	$2,183,000	$2,080,100	$2,306,000
Payments on working capital revolving credit facility	(2,319,600)	(2,281,400)	(2,135,700)
Net (payments on) borrowings from working capital revolving credit facility	$(136,600)	$(201,300)	$170,300
Borrowings from revolving credit facility	$386,500	$423,000	$10,000
Payments on revolving credit facility	(105,500)	(367,400)	(88,600)
Net borrowings from (payments on) revolving credit facility	$281,000	$55,600	$(78,600)

Senior Notes

8.250% Senior Notes Due 2032

On January 18, 2024, the Partnership and GLP Finance Corp. (the “Issuers”) issued $450.0 million aggregate principal amount of 8.250% senior notes due 2032 (the “2032 Notes”) to several initial purchasers in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Partnership used the net proceeds from the offering to repay a portion of the borrowings outstanding under the Credit Agreement and for general corporate purposes.

In connection with the private placement of the 2032 Notes, the Issuers and the subsidiary guarantors and Regions Bank, as trustee, entered into an indenture as may be supplemented from time to time (the “2032 Notes Indenture”).

The 2032 Notes mature on January 15, 2032 with interest accruing at a rate of 8.250% per annum. Interest will be payable beginning July 15, 2024 and thereafter semi-annually in arrears on January 15 and July 15 of each year. The 2032 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2032 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2032 Notes may declare the 2032 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the 2032 Notes to become due and payable.

The Issuers will have the option to redeem up to 35% of the 2032 Notes prior to January 15, 2027 at a redemption price (expressed as a percentage of principal amount) of 108.250% plus accrued and unpaid interest, if any. The Issuers will have the option to redeem the 2032 Notes, in whole or in part, at any time on or after January 15, 2027, at the redemption prices of 104.125% for the twelve-month period beginning January 15, 2027, 102.063% for the twelve-month period beginning January 15, 2028, and 100% beginning on January 15, 2029 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, before January 15, 2027, the Issuers may redeem all or any part of the 2032 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2032 Notes may require the Issuers to repurchase the 2032 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2032 Notes Indenture) at the prices and on the terms specified in the 2032 Notes Indenture.

The 2032 Notes Indenture contains covenants that limit the Partnership’s ability to, among other things, incur

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by its subsidiaries, create liens, sell assets or merge with other entities. Events of default under the 2032 Notes Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 2032 Notes, (ii) breach of the Partnership’s covenants under the 2032 Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of the Partnership or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

6.875% Senior Notes Due 2029

On October 7, 2020, the Issuers issued $350.0 million aggregate principal amount of 6.875% senior notes due 2029 (the “2029 Notes”) to several initial purchasers in a private placement exempt from the registration requirements under the Securities Act. The Partnership used the net proceeds from the offering to fund the redemption of its 7.00% senior notes due 2023 and to repay a portion of the borrowings outstanding under its Credit Agreement.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.00% Senior Notes Due 2027

On July 31, 2019, the Issuers issued $400.0 million aggregate principal amount of 7.00% senior notes due 2027 (the “2027 Notes”) to several initial purchasers in a private placement exempt from the registration requirements under the Securities Act. The Partnership used the net proceeds from the offering to fund the repurchase of its 6.25% senior notes due 2022 in a tender offer and to repay a portion of the borrowings outstanding under its Credit Agreement.

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

The Issuers have the option to redeem the 2027 Notes, in whole or in part, at any time on or after August 1, 2023, at the redemption prices of 102.333% for the twelve-month period beginning August 1, 2023, 101.167% for the twelve-month period beginning August 1, 2024, and 100% beginning on August 1, 2025 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the 2027 Notes may require the Issuers to repurchase the 2027 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2027 Notes Indenture) at the prices and on the terms specified in the 2027 Notes Indenture.

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

Financing Obligations

Capitol Acquisition

In connection with the June 2015 acquisition of retail gasoline stations and dealer supply contracts from Capitol, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of approximately $8.8 million, $9.0 million and $9.2 million was recorded for the years ended December 31, 2023, 2022 and 2021, respectively. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $10.9 million, $10.6 million and $10.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The financing

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation balance outstanding at December 31, 2023 was $81.3 million associated with the acquisition.

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

The sale did not meet the criteria for sale accounting as of December 31, 2023 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2023.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated. In connection with this transactions, the Partnership recognized a corresponding financing obligation of $62.5 million. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.2 million, $4.2 million and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and lease rental payments were $4.9 million, $4.8 million and $4.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The financing obligation balance outstanding at December 31, 2023 was $60.5 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2023, the Partnership capitalized additional financing fees of $11.7 million in connection with the Ninth Amendment in May and the accordion exercise and reallocation to the revolving credit facility in December.

Also in connection with the Ninth Amendment, the Partnership incurred expenses of approximately $0.5 million associated with the write-off of a portion of the related deferred financing fees. These expenses are included in interest expense in the accompanying consolidated statement of operations. The Partnership had unamortized deferred financing fees of $20.0 million and $14.4 million at December 31, 2023 and 2022, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $12.2 million and $4.8 million at December 31, 2023 and 2022, respectively. Unamortized fees related to the 2029 Notes and the 2027 Notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $7.3 million and $9.0 million at December 31, 2023 and 2022, respectively. Unamortized fees related to the Partnership’s sale-leaseback transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.5 million and $0.6 million at December 31, and 2023 and 2022, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense of approximately $5.7 million, $5.4 million and $5.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Note 10. Derivative Financial Instruments

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at December 31, 2023:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	36,037	Thousands of barrels
Short	(37,756)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	7,369	Thousands of barrels
Short	(5,139)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
	Recognized in Income on
	Derivatives	2023	2022	2021
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$7,158	$(32,088)	$(19,648)
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(15,320)	$24,737	$19,486

Cash Flow Hedges

In 2020, to hedge the Partnership’s cash flow risk relative to certain trends and the fluctuations in commodity prices observed within the GDSO segment, the Partnership entered into exchange-traded commodity swap contracts and designated them as a cash flow hedge of its fuel purchases designed to reduce its cost of fuel if market prices rise through 2021 or increase its cost of fuel if market prices decrease through 2021. The amount of income recognized in other comprehensive income for derivatives designated in cash flow hedging relationships was $0, $0 and $8.1 million for the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2023, 2022 and 2021, respectively. The amount of income reclassified from other comprehensive income into cost of sales for derivatives designated in cash flow hedging relationships was $0, $0 and $15.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. All exchange traded commodity swap contracts expired on December 31, 2021.

Derivatives Not Accounted for as Hedges

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
Derivatives not designated as	Recognized in
hedging instruments	Income on Derivatives	2023	2022	2021
Commodity contracts	Cost of sales	$1,803	$29,002	$3,227

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at December 31, 2023 and 2022 (in thousands):

		December 31, 2023
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$67,430	$67,430
Forward derivative contracts (1)	Derivative assets	—	17,656	17,656
Total asset derivatives		$—	$85,086	$85,086

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$10,678	$(44,687)	$(34,009)
Forward derivative contracts (1)	Derivative liabilities	—	(4,987)	(4,987)
Total liability derivatives		$10,678	$(49,674)	$(38,996)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2022
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(11,517)	$58,380	$46,863
Forward derivative contracts (1)	Derivative assets	—	19,848	19,848
Total asset derivatives		$(11,517)	$78,228	$66,711

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(51,974)	$(51,974)
Forward derivative contracts (1)	Derivative liabilities	—	(17,680)	(17,680)
Total liability derivatives		$—	$(69,654)	$(69,654)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Note 11. Fair Value Measurements

Recurring Fair Value Measures

Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables present, by level within the fair value hierarchy, the Partnership’s financial

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Fair Value at December 31, 2023
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$17,656	$—	$17,656
Exchange-traded/cleared derivative instruments (2)	33,421	—	(20,642)	12,779
Pension plans	19,113	—	—	19,113
Total assets	$52,534	$17,656	$(20,642)	$49,548

Liabilities:
Forward derivative contracts (1)	$—	$(4,987)	$—	$(4,987)

	Fair Value at December 31, 2022
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$19,848	$—	$19,848
Exchange-traded/cleared derivative instruments (2)	(5,111)	—	28,542	23,431
Pension plans	18,257	—	—	18,257
Total assets	$13,146	$19,848	$28,542	$61,536

Liabilities:
Forward derivative contracts (1)	$—	$(17,680)	$—	$(17,680)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data. Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches. The fair value of the Level 2 interest rate instruments was derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements using expected cash flow models. The Partnership has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2023 and 2022.

The Partnership estimates the fair values of its senior notes using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs. The fair values of the 2027 Notes and the 2029 Notes, estimated by observing market trading prices of the respective senior notes, were as follows at December 31 (in thousands):

	2023		2022
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$390,516	$400,000	$379,000
6.875% senior notes due 2029	$350,000	$340,130	$350,000	$315,875

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

Purchase Commitments

The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2023, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2023 (in thousands of gallons):

2024	474,320
2025	248,145
2026	34,255
2027	21,305
2028	23,250
Thereafter	8,100
Total	809,375

Brand Fee Agreement

The Partnership entered into a brand fee agreement with ExxonMobil Corporation (“ExxonMobil”) which entitles the Partnership to operate retail gasoline stations under the Mobil-branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the gasoline stations acquired from ExxonMobil in 2010, are due on a monthly basis. The brand fee agreement expires in September 2025. The following provides total future minimum payments under the agreement with non-cancellable terms of one year or more at December 31, 2023 (in thousands):

2024	$9,000
2025	6,000
Total	$15,000

Total expenses reflected in cost of sales related to this agreement were approximately $9.0 million for each of the years ended December 31, 2023, 2022 and 2021.

Other Commitments

In February 2013, the Partnership assumed access right agreements with the Port of Columbia County (formerly known as Port of St. Helens) for access rights to the rail spur and dock located at the Partnership’s Oregon facility. The total expense under these agreements amounted to approximately $0.8 million, $0.9 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the remaining ratable commitment on these access right agreements, with expirations through 2066, was approximately $26.4 million.

Operating Leases

Please see Note 4 for a discussion of the Partnership’s operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.

Environmental Liabilities

Please see Note 15 for a discussion of the Partnership’s environmental liabilities.

Legal Proceedings

Please see Note 25 for a discussion of the Partnership’s legal proceedings.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Trustee Taxes and Accrued Expenses and Other Current Liabilities

Trustee Taxes

The Partnership collects trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. Examples of trustee taxes include, among other things, motor fuel excise tax and sales and use tax. As such, it is the Partnership’s policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities. The Partnership had trustee taxes payable of $67.4 million and $43.0 million in various pass-through taxes collected on behalf of taxing authorities at December 31, 2023 and 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2023	2022
Barging transportation, product storage and other ancillary cost accruals	$50,135	$36,264
Employee compensation	44,753	46,619
Accrued interest	23,938	23,581
Other	61,061	50,500
Total	$179,887	$156,964

Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

Note 14 Income Taxes

GMG, a wholly owned subsidiary of the Partnership, is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG, including its proportional earnings from its equity method investment in SPR as described in Note 17, and the after-tax earnings of GMG are included in the consolidated earnings of the Partnership.

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax rate, net of federal tax benefit	1.7%	1.7%	1.9%
Derecognition of goodwill	—%	—%	0.1%
Partnership income not subject to tax	(17.7)%	(18.3)%	(20.8)%
Effective income tax rate	5.0%	4.4%	2.2%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2023	2022	2021
Current:
Federal	$1,437	$—	$—
State	4,190	7,239	737
Total current	5,627	7,239	737
Deferred:
Federal	3,181	9,519	435
State	(672)	64	164
Total deferred	2,509	9,583	599
Total	$8,136	$16,822	$1,336

Significant components of long-term deferred taxes were as follows at December 31 (in thousands):

	2023	2022
Deferred Income Tax Assets
Accounts receivable allowances	$406	$369
Environmental liability	12,041	12,518
Asset retirement obligation	2,769	2,657
Deferred financing obligation	10,247	10,639
Lease liability	38,400	42,585
Other	3,619	6,466
Federal net operating loss carryforwards	5,521	11,091
State net operating loss carryforwards	433	384
Tax credit carryforward	1,709	1,343
Interest expense carryforwards	16,493	8,115
Total deferred tax assets, gross	91,638	96,167
Valuation allowance	(5,323)	(4,728)
Total deferred tax assets, net	$86,315	$91,439
Deferred Income Tax Liabilities
Property and equipment	$(95,823)	$(99,031)
Land	(17,675)	(17,861)
Right of use assets	(36,797)	(40,947)
Basis difference in SPR joint venture	(4,929)	—
Total deferred tax liabilities	$(155,224)	$(157,839)
Net deferred tax liabilities	$(68,909)	$(66,400)

At December 31, 2023, GMG had federal net operating loss carryforwards of approximately $13.8 million which can be carried forward indefinitely. In addition, GMG had state net operating loss carryforwards of approximately $9.1 million, of which $7.8 million will begin to expire in 2026, and $1.3 million which can be carried forward indefinitely.

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

At December 31, 2023, the Partnership had $51.2 million of net deferred tax liabilities (consisting of the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$68.9 million total net deferred tax liability less the $17.7 million deferred tax liability relating to land discussed below) relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary differences, certain of which are available to reduce income taxes in future years. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period.

The following table presents changes in the valuation allowance for the years ended December 31 (in thousands):

	Balance at	Current	Balance
	Beginning	Period	at End
Description	of Period	Provision	of Period
Year ended December 31, 2023
Valuation allowance	$4,728	$595	$5,323
Year ended December 31, 2022
Valuation allowance	$4,231	$497	$4,728
Year ended December 31, 2021
Valuation allowance	$3,881	$350	$4,231

At December 31, 2023, the Partnership also had a $17.7 million deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods. It can be used as a source of income to benefit other indefinite lived assets.

The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the years ended December 31 (in thousands):

	2023	2022	2021
Income before income tax expense	$160,642	$379,029	$62,132
Less non—taxable income	136,182	330,902	61,862
Income subject to income tax expense	$24,460	$48,127	$270

The Partnership made approximately $2.9 million and $8.1 million in income tax payments in 2023 and 2022, respectively. In 2021, the Partnership had approximately ($14.8 million) in refunds received, consisting of tax refunds of ($15.8 million), offset by $1.0 million in state income tax payments.

GMG files income tax returns in the United States and various state jurisdictions. With few exceptions, the Partnership is subject to income tax examinations by tax authorities for all years dated back to 2020.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had no gross-tax effected unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021.

The FASB’s accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax position taken or expected to be taken in a tax return. The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2023 (tax years ended December 31, 2023, 2022, 2021 and 2020). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. The Partnership classifies interest and penalties related to income taxes as components of its provision for income taxes. There were no interest and penalties recorded in the accompanying consolidated balance sheets at December 31, 2023 and 2022 and the consolidated statements of operations for the years ended December 31, 2023 and 2022 and 2021.

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

In connection with the acquisition of 25 refined product terminals from Motiva as described in Note 3, the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $10.8 million as of December 31, 2023.

The following table presents a summary roll forward of the Partnership’s environmental liabilities, which were recorded on an undiscounted basis, at December 31, 2023 (in thousands):

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at				Other	Balance at
	December 31,	Additions	Payments	Dispositions	Adjustments	December 31,
Environmental Liability Related to:	2022	2023	2023	2023	2023	2023
Retail gasoline stations	$66,703	$—	$(2,903)	$(457)	$196	$63,539
Terminals	1,932	10,774	(117)	—	21	12,610
Total environmental liabilities	$68,635	$10,774	$(3,020)	$(457)	$217	$76,149
Current portion	$4,606					$5,057
Long-term portion	64,029					71,092
Total environmental liabilities	$68,635					$76,149

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $0.9 million and $3.9 million at December 31, 2023 and 2022, respectively.

The Partnership may enter into RIN forward purchase and sales commitments. Total losses from firm non-cancellable commitments were immaterial at both December 31, 2023 and 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Global 401(k) Plan and the GMG 401(k) Plan collectively had expenses of approximately $5.0 million $4.4 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In addition, the General Partner sponsors and maintains the Global Partners LP Pension Plan (the “Global Pension Plan”), and GMG sponsors and maintains the Global Montello Group Corp. Pension Plan (the “GMG Pension Plan”) (collectively, the “Pension Plans”), each being a qualified defined benefit pension plan. The Global Pension Plan and the GMG Pension Plan were amended to freeze participation and benefit accruals effective in 2009 and 2012, respectively. On November 1, 2023, the Partnership provided communication to participants of the Pension Plans of its intention to terminate the Pension Plans effective December 31, 2023. The Partnership expects the settlement of its obligations under the Pension Plans will be completed in 2024.

The following table presents each plan’s funded status and the total amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	December 31, 2023
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$11,496	$3,151	$14,647
Fair value of plan assets	14,979	4,134	19,113
Net pension asset	$(3,483)	$(983)	$(4,466)

	December 31, 2022
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$12,084	$3,158	$15,242
Fair value of plan assets	14,830	3,427	18,257
Net (pension asset) unfunded pension liability	$(2,746)	$(269)	$(3,015)

Total actual return on plan assets was $2.1 million and ($3.3 million) in 2023 and 2022, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the components of the net periodic change in benefit obligation for the Pension Plans for the years ended December 31 (in thousands):

	2023	2022	2021
Benefit obligation at beginning of year	$15,242	$22,334	$23,604
Interest cost	741	538	474
Actuarial gain	(12)	(6,210)	(724)
Benefits paid	(1,324)	(1,420)	(1,020)
Benefit obligation at end of year	$14,647	$15,242	$22,334

The following presents the weighted-average actuarial assumptions used in determining each plan’s annual pension expense for the years ended December 31:

	Global Pension Plan			GMG Pension Plan
	2023	2022	2021	2023	2022	2021
Discount rate	4.9%	5.1%	2.6%	5.0%	5.3%	2.8%
Expected return on plan assets	4.8%	7.0%	7.0%	4.8%	7.0%	7.0%

The discount rates were selected by performing a cash flow/bond matching analysis based on the FTSE Above Median Double-A Pension Discount Curve for December 2023.

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

As discussed above, the Partnership expects to settle its obligations under the Pension Plans in 2024. The following presents the Pension Plans’ benefits as of December 31, 2023 to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years thereafter, in the event the Partnership is unable to complete the termination process and settlement (in thousands):

2024	$1,746
2025	1,019
2026	1,561
2027	1,266
2028	1,402
2029—2033	5,874
Total	$12,868

The cost of annual contributions to the Pension Plans is not significant to the General Partner, the Partnership or its subsidiaries. Total contributions made by the General Partner, the Partnership and its subsidiaries to the Pension Plans were approximately $0.1 million, $0.3 million and $0.4 million in 2023, 2022 and 2021, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Equity Method Investments

Everett Landco GP, LLC

On October 23, 2023, the Partnership, through its wholly owned subsidiary, Global Everett Landco, LLC, entered into a Limited Liability Agreement (the “Everett LLC Agreement”) of Everett Landco GP, LLC (“Everett”), a Delaware limited liability company formed as a joint venture with Everett Investor LLC (the “Everett Investor”), an entity controlled by an affiliate of The Davis Companies, a company primarily involved in the acquisition, development, management and sale of commercial real estate. In accordance with the Everett LLC Agreement, the Partnership agreed to invest up to $30.0 million for an initial 30% ownership interest in the joint venture.

The joint venture was formed to invest, directly or indirectly, in Everett Landco, LLC, (“Landco”), an entity formed to acquire from ExxonMobil specified real estate (formerly operated as a refined products terminal), consisting of, in part, multiple facilities used to store and transport petroleum products including oil storage tanks and related facilities located in Everett, Massachusetts (the “Project Site”) and thereafter proceed with certain decommissioning, demolition, environmental remediation, entitlement, horizontal development, and other development activities with respect to the Project Site in one or more phases.

Everett is a variable interest entity for which the Partnership is not the primary beneficiary and, therefore, is not consolidated in the Partnership’s consolidated financial statements. The Partnership accounts for its investment in Everett as an equity method investment as the Partnership has significant influence, but not a controlling interest in the investee.

During 2023, the Partnership contributed approximately $23.7 million in exchange for an ownership interest. As of December 31, 2023, the Partnership’s investment balance in the joint venture was $23.7 million, which is included in equity method investments in the accompanying consolidated balance sheet.

On December 5, 2023, Landco completed the purchase of the Project Site. In addition, the Partnership provided certain financial guarantees of Everett’s performance pursuant to a Terminal Demolition and Remediation Responsibilities Agreement (“TDRRA”) between Landco and ExxonMobil (the “Remediation Guaranty”). The Remediation Guaranty was executed at the closing of the Project Site purchase, concurrently with Landco’s execution of the TDRRA. The Remediation Guaranty was provided to ExxonMobil to provide security for Landco’s obligations to perform and complete the demolition and remediation responsibilities set forth in the TDRRA. The maximum amount of financial assurances liability of the Partnership under the Remediation Guaranty is $75.0 million (the “Guaranty Threshold”). The Guaranty Threshold will be reduced on a dollar-for-dollar basis as Landco undertakes demolition and remediation activities under the TDRRA. The Partnership received financial assurances from the Everett Investor and certain of its affiliates that allow the Partnership to recover 70% of any amounts paid under the Remediation Guaranty, up to $52.5 million. The Partnership’s loss exposure for the Everett investment is limited to the Partnership’s investment in the joint venture and any amounts due under the Remediation Guaranty. The Partnership recognized its performance obligation under the Remediation Guaranty at fair value, which was immaterial at December 31, 2023.

Spring Partners Retail LLC

On March 1, 2023, the Partnership entered into a Limited Liability Company Agreement, as amended (the “SPR LLC Agreement”) of SPR, a Delaware limited liability company formed as a joint venture with ExxonMobil for the purpose of engaging in the business of operating retail locations in the state of Texas and such other states as may be approved by SPR’s board of directors. In accordance with the SPR LLC Agreement, the Partnership invested approximately $69.5 million in cash for a 49.99% ownership interest. ExxonMobil has the remaining 50.01% ownership interest in SPR. SPR is managed by a two-person board of directors, one of whom is designated by the Partnership. The day-to-day activities of SPR are operated by the SPR Operator, a wholly owned subsidiary of the Partnership. SPR

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operator provides administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for an annual fixed fee.

The Partnership accounts for its investment in SPR as an equity method investment as the Partnership has significant influence, but not a controlling interest in the investee. Under this method with regard to SPR, the investment is carried originally at cost, increased by any allocated share of the investee’s net income and contributions made, and decreased by any allocated share of the investee’s net losses and distributions received. The investee’s allocated share of income and losses is based on the rights and priorities outlined in the joint venture agreement.

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. There have been no changes to the portfolio as of December 31, 2023.

The Partnership recognized income of $2.5 million for the year ended December 31, 2023, which is included in income from equity method investments in the accompanying consolidated statement of operations. The Partnership received net dividends of approximately $1.4 million from its investment for the year ended December 31, 2023. As of December 31, 2023, the Partnership’s investment balance in the joint venture was $70.6 million, which is included in equity method investments in the accompanying consolidated balance sheet.

Note 18. Related-Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of December 31, 2023, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—Affiliates of the Slifka family own 100% of the ownership interests in the General Partner. The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by the SPR Operator. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $168.5 million, $180.7 million and $144.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans (see Note 16) and the General Partner’s qualified and non-qualified pension plans.

In addition, the Partnership paid certain costs in connection with a compensation funding agreement with the General Partner. See Note 19, “Long-Term Incentive Plan–Repurchase Program.”

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 17). Pursuant to this agreement, certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. The Partnership received approximately $1.7 million from SPR associated with the operations and management agreement for the year ended December 31, 2023. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable–affiliates consisted of the following at December 31 (in thousands):

	2023	2022
Receivables from the General Partner (1)	$8,031	$2,380
Receivables from Spring Partners Retail LLC (2)	111	—
Total	$8,142	$2,380
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	Receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement.

Everett Landco GP, LLC

On October 23, 2023, the Partnership, through its wholly owned subsidiary, Global Everett Landco, LLC, entered into the Everett LLC Agreement of Everett, a Delaware limited liability company formed as a joint venture with Everett Investor, an entity controlled by an affiliate of The Davis Companies, a company primarily involved in the acquisition, development, management and sale of commercial real estate. See Note 17.

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

After closing costs and the preliminary payment of the Initial Sellers Share, the Partnership received net proceeds of approximately $98.9 million, which are included in proceeds from sale of property and equipment, net in the accompanying consolidated statement of cash flows for the year ended December 31, 2022.

In connection with the sale of the Revere Terminal, the Partnership recognized a net gain of approximately $76.8 million for the year ended December 31, 2022, which is included in net gain on sale and disposition of assets in the accompanying consolidated statement of operations. The preliminary payment of approximately $44.3 million to the Initial Sellers is included in the calculation of the $76.8 million net gain recognized.

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, will occur upon the expiration of such storage contract. The Partnership recorded a total of approximately $17.6 million and $4.6 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current liabilities in the accompanying consolidated balance sheet as of December 31, 2023 and 2022, respectively. Approximately $13.0 million and $4.6 million of the total amounts were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

Leases of Real Property—One of the Partnership’s executive officers owns a 20% interest in an entity which leases real property located in Vineyard Haven, Massachusetts to the Partnership’s subsidiary, Drake Petroleum Company, Inc., for the operation of a gasoline station and convenience store. The Partnership paid this entity aggregate payments totaling approximately $0.2 million for the year ended December 31, 2023.

Note 19. Long-Term Incentive Plans

The Partnership has a Long-Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights (“DERs”), unit awards and substitute awards. Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements. A total of 2,307,427 units were available for issuance under the LTIP as of December 31, 2023.

2023 Phantom Unit Awards – Executive Officers

2023 Service-Based Phantom Unit Award–On March 3, 2023, the Compensation Committee of the board of directors of the General Partner (the “Compensation Committee”) granted 2023 service-based awards of phantom units and associated DERs under the LTIP to certain executives of the General Partner. The phantom units granted under the 2023 service-based awards vested or will vest in approximate one-third installments over a three-year period, commencing on January 5, 2024, provided that the executive remains continuously employed from the grant date through the applicable vesting date. The DERs that were granted in tandem with the phantom units will vest and become payable simultaneously with the vesting of the phantom units.

2023 Performance Phantom Unit Award–On August 22, 2023, the Compensation Committee granted performance-based awards of phantom units and associated DERs under the LTIP to certain executives of the General Partner. These awards represent the right to receive common units of the Partnership (or cash equivalent) in an amount up to 200% of the “Target Phantom Units” (as defined in each executive’s award agreement), subject to performance-based vesting and provided that the executive remains continuously employed from the grant date through December 31, 2025. The performance period for these grants is the three-year period commencing on January 1, 2023 and continuing through December 31, 2025 (the “2023 Award Performance Period”). The number of earned common units of the Partnership will be determined by the Compensation Committee following completion of the 2023 Award Performance Period. The DERs that were granted in tandem with the performance phantom units will vest and become payable simultaneously with the vesting of the phantom units.

2023 Supplemental Discretionary Phantom Unit Awards– On February 23, 2023, the Compensation Committee granted a supplemental bonus to certain executives of the General Partner, such bonuses to be paid 50% in cash at the time of the grant, and 50% through service-based awards of phantom units and associated DERs under the LTIP. The phantom units granted under these awards cliff vested on February 23, 2024. The DERs that were granted in tandem with the phantom units vested and became payable simultaneously with the vesting of the phantom units.

On May 3, 2023, the Compensation Committee granted a second supplemental grant of service-based awards and associated DERs under the LTIP to certain executives of the General Partner. The phantom units granted under these awards will vest on May 3, 2025. The DERs that were granted in tandem with these phantom units will vest and become

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable simultaneously with the vesting of the phantom units.

2022 Phantom Unit Award – Executive Officers

On June 8, 2022, the Compensation Committee granted service-based and performance-based awards of phantom units and associated DERs under the LTIP to certain executives of the General Partner.

Phantom Unit Award–The phantom units granted will vest in approximate thirds over a three-year period, commencing on January 1, 2023, provided that the executive remains continuously employed from the grant date through the applicable vesting date. The DERs that were granted in tandem with the phantom units will vest and become payable simultaneously with the vesting of the phantom units.

2022 Performance Phantom Unit Award–These awards represent the right to receive common units of the Partnership (or cash equivalent) in an amount up to 200% of the “Target Phantom Units” (as defined in each executive’s award agreement), subject to performance-based vesting and provided that the executive remains continuously employed from the grant date through December 31, 2024. The performance period for these grants is the three-year period commencing on January 1, 2022 and continuing through December 31, 2024 (the “2022 Award Performance Period”), and is divided into three separate subperiods of calendar years 2022, 2023 and 2024. The number of earned common units of the Partnership will be determined by the Compensation Committee based upon the aggregate results of the subperiods following completion of the 2022 Award Performance Period. The DERs that were granted in tandem with the performance phantom units will vest and become payable simultaneously with the vesting of the phantom units.

Phantom Unit Award – Non-Employee Directors

On August 22, 2023, the Compensation Committee granted awards of phantom units and associated DERs under the LTIP to the non-employee directors of the General Partner. The phantom awards granted vested on January 5, 2024 and became payable on a one-for-one basis in common units of the Partnership (or cash equivalent). The DERs that were granted in tandem with the phantom units also vested and became payable simultaneously with the vesting of the phantom units.

On October 14, 2022, the Compensation Committee granted awards of phantom units and associated DERs under the LTIP to the non-employee directors of the General Partner. The phantom awards granted vested on January 1, 2023 and became payable on a one-for-one basis in common units of the Partnership (or cash equivalent). The DERs that were granted in tandem with the phantom units also vested and became payable simultaneously with the vesting of the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

phantom units.

The following table presents a summary of the non-vested phantom units granted under the LTIP:

	Non-Vested Phantom Units
			Weighted
	Service-	Performance-	Average
	Based	Based	Grant Date	Fair Value
	Awards	Awards	Fair Value ($)	(in thousands)
Outstanding non—vested units at December 31, 2021	148,173	—	9.26	$1,372
Granted	155,802	182,776	25.43	8,608
Vested	(148,173)	—	9.26	(1,372)
Forfeited	(7,890)	(10,520)	25.35	(467)
Outstanding non—vested units at December 31, 2022	147,912	172,256	25.43	$8,141
Granted	282,777	303,062	32.52	19,052
Vested	(61,787)	—	25.76	(1,591)
Outstanding non—vested units at December 31, 2023	368,902	475,318	30.33	$25,602

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

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $10.1 million, $2.7 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at December 31, 2023 was approximately $14.5 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). Since the Repurchase Program was implemented and through December 31, 2023, the General Partner repurchased 1,221,240 common units pursuant to the Repurchase Program for approximately $35.2 million, of which approximately $3.5 million were repurchased in 2023. As of February 28, 2024, the General Partner is authorized to acquire up to 216,187 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement. The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement. There were no such costs for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, the Partnership paid members of the General Partner $0.3 million of these costs.

Note 20. Partners’ Equity, Allocations and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At December 31, 2023 there were 33,995,563 common units issued, including 6,478,995 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to common units or the general partner interest during the years ended December 31, 2023, 2022 and 2021.

Series A Preferred Units

At December 31, 2023 there were 2,760,000 Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit. Other than with respect to the change from a fixed rate of 9.75% per annum to an annual floating rate as described below, there have been no changes to the Series A Preferred Units during the years ended December 31, 2023, 2022 and 2021.

Series B Preferred Units

On March 24, 2021, the Partnership issued 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit. There have been no changes to the Series B Preferred Units during the years ended December 31, 2023, 2022 and 2021.

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2023, 2022 and 2021 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2021
2/12/2021 (1)	12/31/20	$0.5500	$18,698	$130	$512	$19,340
5/14/2021 (1)	03/31/21	0.5750	19,547	138	768	20,453
8/13/2021 (1)	06/30/21	0.5750	19,547	138	768	20,453
11/12/2021 (1)	09/30/21	0.5750	19,547	138	768	20,453
2022
2/14/2022 (1)	12/31/21	$0.5850	$19,887	$141	$871	$20,899
5/13/2022 (1)	03/31/22	0.5950	20,227	144	973	21,344
8/12/2022 (1)	06/30/22	0.6050	20,567	147	1,075	21,789
11/14/2022 (1)	09/30/22	0.6250	21,247	153	1,280	22,680
2023
2/14/2023 (2)	12/31/22	$1.5725	$53,458	$569	$1,383	$55,410
5/15/2023 (1)	03/31/23	0.6550	22,267	162	1,587	24,016
8/14/2023 (3)	06/30/23	0.6750	22,947	169	2,062	25,178
11/14/2023 (3)	09/30/23	0.6850	23,287	174	2,380	25,841
(1)	This distribution resulted in the Partnership reaching its third target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.
(2)	This distribution consists of a quarterly distribution of $0.6350 per unit and a one-time special distribution of $0.9375 per unit. The quarterly distribution of $0.6350 per unit resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution with respect to the $0.6350 per unit distribution. The General Partner agreed to waive its incentive distribution rights with respect to the special distribution.
(3)	This distribution resulted in the Partnership exceeding its third target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on January 24, 2024, the board of directors of the General Partner declared a quarterly cash

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution of $0.7000 per unit ($2.80 per unit on an annualized basis) on all of its outstanding common units for the period from October 1, 2023 through December 31, 2023. On February 14, 2024, the Partnership paid the total cash distribution of approximately $26.8 million to unitholders of record as of the close of business on February 8, 2024. The quarterly distribution resulted in the Partnership exceeding its third target level distribution.

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

The initial distribution rate for the Series A Preferred Units from and including the Series A Original Issue Date, but excluding August 15, 2023, was 9.75% per annum of the $25.00 liquidation preference per unit. On and after August 15, 2023, distributions on the Series A Preferred Units accumulate for each distribution period at a percentage of the $25.00 liquidation preference equal to (i) an annual floating rate of a substitute or successor base rate that a calculation agent determines to be the most comparable to the three-month LIBOR plus (ii) a spread of 6.774% per annum. For the successor base rate comparable to the three-month LIBOR, a calculation agent selected the industry-accepted substitute which is the 3-month CME Term SOFR plus the applicable tenor spread of 0.26161% per annum.

The Partnership paid the following cash distributions on the Series A Preferred Units during 2023, 2022 and 2021 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution	Rate
2021
2/16/2021	11/15/20 - 2/14/21	$0.609375	$1,682	9.75%
5/17/2021	2/15/21 - 5/14/21	0.609375	1,682	9.75%
8/16/2021	5/15/21 - 8/14/21	0.609375	1,682	9.75%
11/15/2021	8/15/21 - 11/14/21	0.609375	1,682	9.75%
2022
2/15/2022	11/15/21 - 2/14/22	$0.609375	$1,682	9.75%
5/16/2022	2/15/22 - 5/14/22	0.609375	1,682	9.75%
8/15/2022	5/15/22 - 8/14/22	0.609375	1,682	9.75%
11/15/2022	8/15/22 - 11/14/22	0.609375	1,682	9.75%
2023
2/15/2023	11/15/22 - 2/14/23	$0.609375	$1,682	9.75%
5/15/2023	2/15/23 - 5/14/23	0.609375	1,682	9.75%
8/15/2023	5/15/23 - 8/14/23	0.609375	1,682	9.75%
11/15/2023	8/15/23 - 11/14/23	0.77501	2,139	12.40%

In addition, on January 16, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.77596 per unit ($3.10 per unit on an annualized basis) on the Series A Preferred Units for the period from November 15, 2023 through February 14, 2024. The applicable distribution rate on the Series A Preferred Units for such period, as calculated by the Partnership’s calculation agent, was approximately 12.42%. On February 15, 2024, the Partnership paid the total cash distribution of approximately $2.1 million to holders of record as of the opening of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business on February 1, 2024.

The Partnership may redeem, at its option and at any time, in whole or in part, the Series A Preferred Units at a redemption price in cash of $25.00 per Series A Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption, whether or not declared. The Partnership must provide not less than 30 days’ and not more than 60 days’ advance written notice of any such redemption. Any such redemptions would be effected only out of funds legally available for such purposes and would be subject to compliance with the provisions of the Partnership’s outstanding indebtedness.

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

The Partnership paid the following additional cash distributions on the Series B Preferred Units during 2023, 2022 and 2021 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2021
8/16/2021	5/15/21 - 8/14/21	$0.59375	$1,781
11/15/2021	8/15/21 - 11/14/21	0.59375	1,781
2022
2/15/2022	11/15/21 - 2/14/22	$0.59375	$1,781
5/16/2022	2/15/22 - 5/14/22	0.59375	1,781
8/15/2022	5/15/22 - 8/14/22	0.59375	1,781
11/15/2022	8/15/22 - 11/14/22	0.59375	1,781
2023
2/15/2023	11/15/22 - 2/14/23	$0.59375	$1,781
5/15/2023	2/15/23 - 5/14/23	0.59375	1,781
8/15/2023	5/15/23 - 8/14/23	0.59375	1,781
11/15/2023	8/15/23 - 11/14/23	0.59375	1,781

In addition, on January 16, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from November 15, 2023 through February 14, 2024 to holders of record as of the opening of business on February 1,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024. On February 15, 2024, the Partnership paid the total cash distribution of approximately $1.8 million.

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

Note 21. Unitholders’ Equity

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

Note 22. Segment Reporting

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

In the Wholesale reporting segment, the Partnership sells branded and unbranded gasoline and gasoline blendstocks and diesel to wholesale distributors. The Partnership transports these products by railcars, barges, trucks and/or pipelines pursuant to spot or long-term contracts. The Partnership sells home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene and residual oil to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that the Partnership owns or controls or at which it has throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2023	2022	2021
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$5,897,428	$6,408,184	$5,357,128
Distillates and other oils (1)(2)	3,715,888	4,455,309	2,527,008
Total	$9,613,316	$10,863,493	$7,884,136
Product margin
Gasoline and gasoline blendstocks	$105,165	$106,982	$86,289
Distillates and other oils (1)(2)	96,747	180,715	52,584
Total	$201,912	$287,697	$138,873
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$5,268,268	$6,140,823	$4,137,969
Station operations (3)	572,266	559,826	476,405
Total	$5,840,534	$6,700,649	$4,614,374
Product margin
Gasoline	$558,516	$588,676	$413,756
Station operations (3)	276,040	267,941	233,881
Total	$834,556	$856,617	$647,637
Commercial Segment:
Sales	$1,038,324	$1,313,744	$749,767
Product margin	$31,722	$40,973	$15,604
Combined sales and Product margin:
Sales	$16,492,174	$18,877,886	$13,248,277
Product margin (4)	$1,068,190	$1,185,287	$802,114
Depreciation allocated to cost of sales	(94,550)	(87,638)	(82,851)
Combined gross profit	$973,640	$1,097,649	$719,263
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Segment reporting results for 2022 and 2021 have been reclassified within the Wholesale segment to conform to the Partnership’s current presentation. Specifically, results from crude oil previously shown separately are included in distillates and other oils as results from crude oil are immaterial.
(3)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(4)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 435 million gallons, 450 million gallons and 475 million gallons of the GDSO segment’s sales

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the years ended December 31, 2023, 2022 and 2021, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

None of the Partnership’s customers accounted for greater than 10% of total sales for years ended December 31, 2023, 2022 and 2021.

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2023	2022	2021
Combined gross profit	$973,640	$1,097,649	$719,263
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	273,733	263,112	212,878
Operating expenses	450,627	445,271	353,582
Amortization expense	8,136	8,851	10,711
Net gain on sale and disposition of assets	(2,626)	(79,873)	(506)
Long-lived asset impairment	—	—	380
Total operating costs and expenses	729,870	637,361	577,045
Operating income	243,770	460,288	142,218
Income from equity method investments	2,503	—	—
Interest expense	(85,631)	(81,259)	(80,086)
Income tax expense	(8,136)	(16,822)	(1,336)
Net income	$152,506	$362,207	$60,796

The Partnership’s foreign assets and foreign sales were immaterial as of and for the years ended December 31, 2023, 2022 and 2021.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at December 31 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated (1)	Total
December 31, 2023	$856,326	$—	$1,910,058	$679,627	$3,446,011
December 31, 2022	$738,995	$—	$1,944,135	$477,755	$3,160,885
(1)	Includes the Partnership’s proportional share of assets at December 31, 2023 related to its equity method investments (see Note 17).

Note 23. Net Income Per Common Limited Partner Unit

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common units outstanding as reported in the accompanying consolidated financial statements at December 31, 2023 and 2022 excludes 113,206 and 58,044 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 19). These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all years presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the years presented (in thousands, except per unit data):

	Year Ended December 31, 2023
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income	$152,506	$142,598	$9,908	$—
Declared distribution	$101,869	$92,298	$685	$8,886
Assumed allocation of undistributed net income	50,637	50,300	337	—
Assumed allocation of net income	$152,506	$142,598	$1,022	$8,886
Less: Preferred limited partner interest in net income		14,559
Net income attributable to common limited partners		$128,039
Denominator:
Basic weighted average common units outstanding		33,970
Dilutive effect of phantom units		69
Diluted weighted average common units outstanding		34,039
Basic net income per common limited partner unit		$3.77
Diluted net income per common limited partner unit		$3.76

	Year Ended December 31, 2022
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income	$362,207	$355,069	$7,138	$—
Declared distribution	$121,223	$115,499	$1,013	$4,711
Assumed allocation of undistributed net income	240,984	239,570	1,414	—
Assumed allocation of net income	$362,207	$355,069	$2,427	$4,711
Less: Preferred limited partner interest in net income		13,852
Net income attributable to common limited partners		$341,217
Denominator:
Basic weighted average common units outstanding		33,935
Dilutive effect of phantom units		109
Diluted weighted average common units outstanding		34,044
Basic net income per common limited partner unit		$10.06
Diluted net income per common limited partner unit		$10.02

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2021
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income	$60,796	$57,215	$3,581	$—
Declared distribution	$82,258	$78,528	$555	$3,175
Assumed allocation of undistributed net loss	(21,462)	(21,313)	(149)	—
Assumed allocation of net income	$60,796	$57,215	$406	$3,175
Less: Preferred limited partner interest in net income		12,209
Net income attributable to common limited partners		$45,006
Denominator:
Basic weighted average common units outstanding		33,942
Dilutive effect of phantom units		336
Diluted weighted average common units outstanding		34,278
Basic net income per common limited partner unit		$1.33
Diluted net income per common limited partner unit		$1.31

The board of directors of the General Partner declared the following quarterly cash distributions on its common units for the four quarters ended December 31, 2023:

	Per Common Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
4/25/2023	$0.6550	3/31/2023
7/25/2023	$0.6750	6/30/2023
10/24/2023	$0.6850	9/30/2023
1/24/2024	$0.7000	12/31/2023

The board of directors of the General Partner declared the following quarterly cash distributions on the Series A Preferred Units and the Series B Preferred Units earned during 2023:

	Series A Preferred Units		Series B Preferred Units
Cash Distribution	Per Unit Cash		Per Unit Cash		Distribution Declared for the
Declaration Date	Distribution Declared	Rate	Distribution Declared	Rate	Quarterly Period Covering
4/17/2023	$0.609375	9.75%	$0.59375	9.50%	2/15/23 - 5/14/23
7/17/2023	$0.609375	9.75%	$0.59375	9.50%	5/15/23 - 8/14/23
10/16/2023	$0.77501	12.40%	$0.59375	9.50%	8/15/23 - 11/14/23
1/16/2024	$0.77596	12.42%	$0.59375	9.50%	11/15/23 - 2/14/24

See Note 20, “Partners’ Equity, Allocations and Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

Pension
Plan
Balance at December 31, 2021	$(1,902)
Other comprehensive income	2,403
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(950)
Total comprehensive income	1,453
Balance at December 31, 2022	(449)
Other comprehensive income	361
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	469
Total comprehensive income	830
Balance at December 31, 2023	$381

Amounts are presented prior to the income tax effect on other comprehensive income. Given the Partnership’s master limited partnership status, the effective tax rate is immaterial.

Note 25. Legal Proceedings

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

Note 26. Subsequent Events

Distribution to Series A Preferred Unitholders—On February 15, 2024, the Partnership paid a cash distribution of approximately $2.1 million to holders of its Series A Preferred Units of record as of the opening of business on February 1, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distribution to Series B Preferred Unitholders—On February 15, 2024, the Partnership paid a cash distribution of approximately $1.8 million to holders of its Series B Preferred Units of record as of the opening of business on February 1, 2024.

Distribution to Common Unitholders—On February 14, 2024, the Partnership paid a quarterly cash distribution of approximately $26.8 million to its common unitholders of record as of the close of business on February 8, 2024.