Form 10-Q
period 2024-03-31
GLOBAL PARTNERS LP
filed 2024-05-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The issuer had 33,995,563 common units outstanding as of May 6, 2024.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$72,822	$19,642
Accounts receivable, net	561,934	551,764
Accounts receivable-affiliates	5,642	8,142
Inventories	403,955	397,314
Brokerage margin deposits	13,444	12,779
Derivative assets	9,108	17,656
Prepaid expenses and other current assets	88,012	90,531
Total current assets	1,154,917	1,097,828
Property and equipment, net	1,490,217	1,513,545
Right of use assets, net	247,465	252,849
Intangible assets, net	18,849	20,718
Goodwill	426,768	429,215
Equity method investments	88,128	94,354
Other assets	39,288	37,502
Total assets	$3,465,632	$3,446,011
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$475,452	$648,717
Working capital revolving credit facility-current portion	226,000	16,800
Lease liability-current portion	55,546	59,944
Environmental liabilities-current portion	5,493	5,057
Trustee taxes payable	67,919	67,398
Accrued expenses and other current liabilities	148,029	179,887
Derivative liabilities	7,592	4,987
Total current liabilities	986,031	982,790
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	—	380,000
Senior notes	1,184,628	742,720
Lease liability-less current portion	198,848	200,195
Environmental liabilities-less current portion	68,800	71,092
Financing obligations	137,554	138,485
Deferred tax liabilities	68,300	68,909
Other long-term liabilities	57,467	61,160
Total liabilities	2,701,628	2,645,351
Partners’ equity
Series A preferred limited partners (2,760,000 units issued and outstanding at March 31, 2024 and December 31, 2023)	67,476	67,476
Series B preferred limited partners (3,000,000 units issued and outstanding at March 31, 2024 and December 31, 2023)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,977,582 outstanding at March 31, 2024 and 33,995,563 units issued and 33,882,357 outstanding at December 31, 2023)	622,499	658,670
General partner interest (0.67% interest with 230,303 equivalent units outstanding at March 31, 2024 and December 31, 2023)	1,927	1,828
Accumulated other comprehensive (loss) income	(203)	381
Total partners’ equity	764,004	800,660
Total liabilities and partners’ equity	$3,465,632	$3,446,011

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Sales	$4,145,392	$4,030,327
Cost of sales	3,930,257	3,808,263
Gross profit	215,135	222,064
Costs and operating expenses:
Selling, general and administrative expenses	69,781	62,256
Operating expenses	120,150	108,353
Amortization expense	1,869	2,084
Net gain on sale and disposition of assets	(2,501)	(2,128)
Total costs and operating expenses	189,299	170,565
Operating income	25,836	51,499
Other (loss) (expense):
Loss from equity method investments	(1,379)	—
Interest expense	(29,696)	(22,068)
(Loss) income before income tax expense	(5,239)	29,431
Income tax expense	(363)	(400)
Net (loss) income	(5,602)	29,031
Less: General partner’s interest in net (loss) income, including incentive distribution rights	3,136	1,782
Less: Preferred limited partner interest in net income	3,916	3,463
Net (loss) income attributable to common limited partners	$(12,654)	$23,786
Basic net (loss) income per common limited partner unit	$(0.37)	$0.70
Diluted net (loss) income per common limited partner unit	$(0.37)	$0.70
Basic weighted average common limited partner units outstanding	33,963	33,986
Diluted weighted average common limited partner units outstanding	33,963	34,001

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net (loss) income	$(5,602)	$29,031
Other comprehensive (loss) income:
Change in pension liability	(584)	452
Total other comprehensive (loss) income	(584)	452
Comprehensive (loss) income	$(6,186)	$29,483

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(5,602)	$29,031
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	32,486	26,648
Amortization of deferred financing fees	1,831	1,347
Bad debt expense	(172)	38
Unit-based compensation expense	2,596	1,094
Write-off of financing fees	1,440	—
Net gain on sale and disposition of assets	(2,501)	(2,128)
Loss from equity method investments	1,379	—
Dividends received on equity method investments	204	—
Changes in operating assets and liabilities:
Accounts receivable	(9,998)	40,579
Accounts receivable-affiliate	2,500	(1,655)
Inventories	(7,257)	180,867
Broker margin deposits	(665)	4,381
Prepaid expenses, all other current assets and other assets	1,555	(3,580)
Accounts payable	(173,265)	(245,723)
Trustee taxes payable	521	5,255
Change in derivatives	11,153	(8,002)
Accrued expenses, all other current liabilities and other long-term liabilities	(38,907)	(47,477)
Net cash used in operating activities	(182,702)	(19,325)
Cash flows from investing activities
Equity method investments	(9,659)	—
Capital expenditures	(16,614)	(15,180)
Seller note issuances	(3,471)	(3,880)
Dividends received of equity method investments	14,304	—
Proceeds from sale of property and equipment, net	13,933	6,991
Net cash used in investing activities	(1,507)	(12,069)
Cash flows from financing activities
Net borrowings from working capital revolving credit facility	209,200	93,900
Net payments on revolving credit facility	(380,000)	—
Proceeds from senior notes, net	441,301	—
LTIP units withheld for tax obligations	(1,818)	(469)
Distribution equivalent rights	(565)	(149)
Distributions to limited partners and general partner	(30,729)	(58,858)
Net cash provided by financing activities	237,389	34,424
Cash and cash equivalents
Increase in cash and cash equivalents	53,180	3,030
Cash and cash equivalents at beginning of period	19,642	4,040
Cash and cash equivalents at end of period	$72,822	$7,070
Supplemental information
Cash paid during the period for interest	$29,578	$29,259

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three months ended March 31, 2024	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2023	$67,476	$72,305	$658,670	$1,828	$381	$800,660
Net income (loss)	2,135	1,781	(12,654)	3,136	—	(5,602)
Distributions to limited partners and general partner	(2,135)	(1,781)	(23,797)	(3,037)	—	(30,750)
Unit-based compensation	—	—	2,596	—	—	2,596
Other comprehensive income	—	—	—	—	(584)	(584)
LTIP units withheld for tax obligations	—	—	(1,818)	—	—	(1,818)
Distribution equivalent rights	—	—	(519)	—	—	(519)
Dividends on repurchased units	—	—	21	—	—	21
Balance at March 31, 2024	$67,476	$72,305	$622,499	$1,927	$(203)	$764,004

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three months ended March 31, 2023	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2022	$67,226	$72,305	$648,956	$406	$(449)	$788,444
Net income	1,682	1,781	23,786	1,782	—	29,031
Distributions to limited partners and general partner	(1,682)	(1,781)	(53,458)	(1,952)	—	(58,873)
Unit-based compensation	—	—	1,094	—	—	1,094
Other comprehensive income	—	—	—	—	452	452
LTIP units withheld for tax obligations	—	—	(469)	—	—	(469)
Distribution equivalent rights	—	—	(406)	—	—	(406)
Dividends on repurchased units	—	—	15	—	—	15
Balance at March 31, 2023	$67,226	$72,305	$619,518	$236	$3	$759,288

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. The Partnership is one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of March 31, 2024, the Partnership had a portfolio of 1,601 owned, leased and/or supplied gasoline stations, including 333 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by the Partnership’s unconsolidated affiliate, Spring Partners Retail LLC (“SPR”). The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator LLC (“SPR Operator”), also a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of March 31, 2024, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,433,977 common units, representing a 18.9% limited partner interest.

2024 Events

Redemption of Series A Preferred Units—On April 15, 2024, the Partnership redeemed all of its outstanding Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding. See Note 12 for additional information.

Acquisition of Terminals from Gulf Oil—On April 9, 2024, the Partnership completed its acquisition of four refined-product terminals from Gulf Oil Limited Partnership which are located in Chelsea, MA, New Haven, CT, Linden, NJ and Woodbury, NJ, pursuant to a purchase agreement initially entered into on December 15, 2022 and subsequently amended and restated on February 23, 2024. The purchase price was approximately $212.3 million, excluding inventory acquired in the transaction. The Partnership financed the transaction with borrowings under its revolving credit facility.

Credit Agreement Facility Reallocation and Accordion Reduction—On February 5, 2024, the Partnership and the lenders under the Partnership’s credit agreement agreed, pursuant to the terms of our credit agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0. After giving effect to the reallocation and the accordion reduction, the working capital revolving credit facility is $950.0 million and the revolving credit facility is

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$600.0 million, for a total commitment of $1.55 billion, effective February 8, 2024. This reallocation and accordion reduction return the credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by the Partnership and the lenders on December 7, 2023. See Note 6 for additional information on the credit agreement.

2032 Notes Offering—On January 18, 2024, the Partnership and GLP Finance Corp. issued $450.0 million aggregate principal amount of 8.250% senior notes due 2032 (the “2032 Notes”) that are guaranteed by certain of the Partnership’s subsidiaries in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The Partnership used the net proceeds from the offering to repay a portion of the borrowings outstanding under its credit agreement and for general corporate purposes. See Note 6 for additional information on the credit agreement.

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods. The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto contained in the Partnership’s Annual Report on Form 10-K. The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2024. The consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	60%	59%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	37%	38%
Convenience store and prepared food sales, rental income and sundries	3%	3%
Total	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Wholesale segment	20%	22%
Gasoline Distribution and Station Operations segment	77%	75%
Commercial segment	3%	3%
Total	100%	100%

See Note 13, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three months ended March 31, 2024 and 2023.

Note 2.     Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended March 31, 2024
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$813,419	$1,097,277	$182,120	$2,092,816
Station operations	—	109,832	—	109,832
Total revenue from contracts with customers	813,419	1,207,109	182,120	2,202,648
Other sales:
Revenue originating as physical forward contracts and exchanges	1,825,184	—	96,479	1,921,663
Revenue from leases	745	20,336	—	21,081
Total other sales	1,825,929	20,336	96,479	1,942,744
Total sales	$2,639,348	$1,227,445	$278,599	$4,145,392

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both March 31, 2024 and December 31, 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Distillates: home heating oil, diesel and kerosene	$121,723	$154,890
Gasoline	150,662	134,749
Gasoline blendstocks	64,582	31,146
Residual oil	35,158	45,774
Renewable identification numbers (RINs)	3,170	1,684
Convenience store inventory	28,660	29,071
Total	$403,955	$397,314

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $4.0 million and $0.5 million at March 31, 2024 and December 31, 2023, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $17.5 million and $29.8 million at March 31, 2024 and December 31, 2023, respectively. Exchange transactions are valued using current carrying costs.

Note 4.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment (in thousands):

Balance at December 31, 2023	$429,215
Dispositions (1)	(2,447)
Balance at March 31, 2024	$426,768
(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets.

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Buildings and improvements	$1,742,692	$1,738,122
Land	611,306	614,548
Fixtures and equipment	48,671	47,589
Idle plant assets	30,500	30,500
Construction in process	52,309	54,281
Capitalized internal use software	33,808	33,808
Total property and equipment	2,519,286	2,518,848
Less accumulated depreciation	1,029,069	1,005,303
Total	$1,490,217	$1,513,545

Property and equipment includes retail gasoline station assets held for sale of $15.2 million and $20.3 million at March 31, 2024 and December 31, 2023, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2024, the Partnership had a $38.8 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both March 31, 2024 and December 31, 2023.

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

On February 5, 2024, the Partnership and the lenders under the Credit Agreement agreed, pursuant to the terms of the Credit Agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0, effective February 8, 2024. This reallocation and accordion reduction return the credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by the Partnership and the lenders on December 7, 2023.

As of March 31, 2024, there were are two facilities under the Credit Agreement:

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

The average interest rates for the Credit Agreement were 7.4% and 6.5% for the three months ended March 31, 2024 and 2023, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at March 31, 2024, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $0 over the next twelve months.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	March 31,	December 31,
	2024	2023
Total available commitments	$1,550,000	$1,750,000

Working capital revolving credit facility-current portion	226,000	16,800
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	—	380,000
Total borrowings outstanding	226,000	396,800

Less outstanding letters of credit	121,900	220,200

Total remaining availability for borrowings and letters of credit (1)	$1,202,100	$1,133,000
(1)	Subject to borrowing base limitations.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at March 31, 2024.

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on the Credit Agreement.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Borrowings from working capital revolving credit facility	$653,700	$751,400
Payments on working capital revolving credit facility	(444,500)	(657,500)
Net borrowings from working capital revolving credit facility	$209,200	$93,900
Borrowings from revolving credit facility	$—	$—
Payments on revolving credit facility	(380,000)	—
Net payments on revolving credit facility	$(380,000)	$—

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at March 31, 2024 and December 31, 2023. The Partnership also had 8.250% senior notes due 2032 outstanding at March 31, 2024.

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

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on these senior notes.

Financing Obligations

The Partnership had financing obligations outstanding at March 31, 2024 and December 31, 2023 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on these financial obligations.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2024 and primarily in connection with the accordion exercise and reallocation in February, the Partnership incurred expenses of approximately $1.4 million associated with the write-off of a portion of the related deferred financing fees. These expenses are included in interest expense in the accompanying consolidated statement of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

operations for the three months ended March 31, 2024. The Partnership had unamortized deferred financing fees of $25.5 million and $20.0 million at March 31, 2024 and December 31, 2023, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $9.6 million and $12.2 million at March 31, 2024 and December 31, 2023, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $15.4 million and $7.3 million at March 31, 2024 and December 31, 2023, respectively. Unamortized fees related to the Partnership’s sale-lease transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.5 million at both March 31, 2024 and December 31, 2023.

Amortization expense of approximately $1.8 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at March 31, 2024:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	65,343	Thousands of barrels
Short	(65,937)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	5,519	Thousands of barrels
Short	(4,653)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2024	2023
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$172	$(514)
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(3,531)	$(4,819)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended
Derivatives not designated as	Recognized in	March 31,
hedging instruments	Income on Derivatives	2024	2023
Commodity contracts	Cost of sales	$593	$(2,241)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at March 31, 2024 and December 31, 2023 (in thousands):

		March 31, 2024
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$460	$31,940	$32,400
Forward derivative contracts (1)	Derivative assets	—	9,108	9,108
Total asset derivatives		$460	$41,048	$41,508

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(50,674)	$(50,674)
Forward derivative contracts (1)	Derivative liabilities	—	(7,592)	(7,592)
Total liability derivatives		$—	$(58,266)	$(58,266)

		December 31, 2023
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$67,430	$67,430
Forward derivative contracts (1)	Derivative assets	—	17,656	17,656
Total asset derivatives		$—	$85,086	$85,086

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$10,678	$(44,687)	$(34,009)
Forward derivative contracts (1)	Derivative liabilities	—	(4,987)	(4,987)
Total liability derivatives		$10,678	$(49,674)	$(38,996)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Please read Note 2 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on derivative financial instruments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value at March 31, 2024
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$9,108	$—	$9,108
Exchange-traded/cleared derivative instruments (2)	(18,274)	—	31,718	13,444
Pension plans	18,039	—	—	18,039
Total assets	$(235)	$9,108	$31,718	$40,591

Liabilities:
Forward derivative contracts (1)	$—	$(7,592)	$—	$(7,592)

	Fair Value at December 31, 2023
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$17,656	$—	$17,656
Exchange-traded/cleared derivative instruments (2)	33,421	—	(20,642)	12,779
Pension plans	19,113	—	—	19,113
Total assets	$52,534	$17,656	$(20,642)	$49,548

Liabilities:
Forward derivative contracts (1)	$—	$(4,987)	$—	$(4,987)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	March 31, 2024		December 31, 2023
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$399,500	$400,000	$390,516
6.875% senior notes due 2029	$350,000	$345,187	$350,000	$340,130
8.250% senior notes due 2032	$450,000	$465,750	$—	$—

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

Note 9.    Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2024 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	March 31,
Environmental Liability Related to:	2023	2024	2024	2024	2024
Retail gasoline stations	$63,539	$(991)	$(721)	$(82)	$61,745
Terminals	12,610	(62)	—	—	12,548
Total environmental liabilities	$76,149	$(1,053)	$(721)	$(82)	$74,293
Current portion	$5,057				$5,493
Long-term portion	71,092				68,800
Total environmental liabilities	$76,149				$74,293

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.    Equity Method Investments

Everett Landco GP, LLC

On October 23, 2023, the Partnership, through its wholly owned subsidiary, Global Everett Landco, LLC, entered into a Limited Liability Company Agreement (the “Everett LLC Agreement”) of Everett Landco GP, LLC (“Everett”), a Delaware limited liability company formed as a joint venture with Everett Investor LLC (the “Everett Investor”), an entity controlled by an affiliate of The Davis Companies, a company primarily involved in the acquisition, development, management and sale of commercial real estate. In accordance with the Everett LLC Agreement, the Partnership agreed to invest up to $30.0 million for an initial 30% ownership interest in the joint venture.

The joint venture was formed to invest, directly or indirectly, in Everett Landco, LLC, (“Landco”), an entity formed to acquire from ExxonMobil Corporation (“ExxonMobil”) specified real estate (formerly operated as a refined products terminal), consisting of, in part, multiple facilities used to store and transport petroleum products including oil storage tanks and related facilities located in Everett, Massachusetts (the “Project Site”) and thereafter proceed with certain decommissioning, demolition, environmental remediation, entitlement, horizontal development, and other development activities with respect to the Project Site in one or more phases.

Everett is a variable interest entity for which the Partnership is not the primary beneficiary and, therefore, is not consolidated in the Partnership’s consolidated financial statements. The Partnership accounts for its investment in Everett as an equity method investment as the Partnership has significant influence, but not a controlling interest in the investee.

The Partnership recognized income of $0.2 million for the three months ended March 31, 2024, which is included in loss from equity method investments in the accompanying consolidated statement of operations. As of March 31, 2024, the Partnership’s investment balance in the joint venture was $14.1 million, which is included in equity method investments in the accompanying consolidated balance sheet.

On December 5, 2023, Landco completed the purchase of the Project Site. In addition, the Partnership provided certain financial guarantees of Everett’s performance pursuant to a Terminal Demolition and Remediation Responsibilities Agreement (“TDRRA”) between Landco and ExxonMobil (the “Remediation Guaranty”). The Remediation Guaranty was executed at the closing of the Project Site purchase, concurrently with Landco’s execution of the TDRRA. The Remediation Guaranty was provided to ExxonMobil to provide security for Landco’s obligations to perform and complete the demolition and remediation responsibilities set forth in the TDRRA. The maximum amount of financial assurances liability of the Partnership under the Remediation Guaranty is $75.0 million (the “Guaranty Threshold”). The Guaranty Threshold will be reduced on a dollar-for-dollar basis as Landco undertakes demolition and remediation activities under the TDRRA. The Partnership received financial assurances from the Everett Investor and certain of its affiliates that allow the Partnership to recover 70% of any amounts paid under the Remediation Guaranty, up to $52.5 million. The Partnership’s loss exposure for the Everett investment is limited to the Partnership’s investment in the joint venture and any amounts due under the Remediation Guaranty. The Partnership recognized its performance obligation under the Remediation Guaranty at fair value, which was immaterial at both March 31, 2024 and December 31, 2023.

Spring Partners Retail LLC

On March 1, 2023, the Partnership entered into a Limited Liability Company Agreement, as amended (the “SPR LLC Agreement”) of SPR, a Delaware limited liability company formed as a joint venture with ExxonMobil for the purpose of engaging in the business of operating retail locations in the state of Texas and such other states as may be approved by SPR’s board of directors. In accordance with the SPR LLC Agreement, the Partnership invested approximately $69.5 million in cash for a 49.99% ownership interest. ExxonMobil has the remaining 50.01% ownership

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

interest in SPR. SPR is managed by a two-person board of directors, one of whom is designated by the Partnership. The day-to-day activities of SPR are operated by SPR Operator, a wholly owned subsidiary of the Partnership. SPR Operator provides administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for an annual fixed fee.

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

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. There have been no changes to the portfolio as of March 31, 2024.

The Partnership recognized a loss of $1.6 million for the three months ended March 31, 2024, which is included in loss from equity method investments in the accompanying consolidated statement of operations. As of March 31, 2024, the Partnership’s investment balance in the joint venture was $74.0 million, which is included in equity method investments in the accompanying consolidated balance sheet.

Note 11.    Related Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of March 31, 2024, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—Affiliates of the Slifka family own 100% of the ownership interests in the General Partner. The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $59.5 million and $36.4 million for the three months ended March 31, 2024 and 2023, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 10). Pursuant to this agreement, certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. The Partnership received approximately $1.0 million from SPR associated with the operations and management agreement for the three months ended March 31, 2024. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts receivable–affiliates consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Receivables from the General Partner (1)	$4,375	$8,031
Receivables from Spring Partners Retail LLC (2)	1,267	111
Total	$5,642	$8,142
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	Receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement.

Everett Landco GP, LLC—On October 23, 2023, the Partnership, through its wholly owned subsidiary, Global Everett Landco, LLC, entered into the Everett LLC Agreement of Everett, a Delaware limited liability company formed as a joint venture with the Everett Investor, an entity controlled by an affiliate of The Davis Companies, a company primarily involved in the acquisition, development, management and sale of commercial real estate. See Note 10.

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

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, will occur upon the expiration of such storage contract. The Partnership recorded a total of approximately $20.1 million and $17.6 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. Approximately $2.5 million and $2.7 million of the total amount was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At March 31, 2024, there were 33,995,563 common units issued, including 6,433,977 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There were no changes to common units or the general partner interest during the three months ended March 31, 2024.

Series A Preferred Units

At March 31, 2024, there were 2,760,000 Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series A Preferred Units”) for $25.00 per Series A Preferred Unit outstanding. There were no changes to the Series A Preferred Units during the three months ended March 31, 2024.

On April 15, 2024 the Partnership redeemed all outstanding Series A Preferred Units at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding.

Series B Preferred Units

At March 31, 2024, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit outstanding. There were no changes to the Series B Preferred Units during the three months ended March 31, 2024.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distribution to common unitholders during 2024 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2024 (1)	12/31/23	$0.7000	$23,797	$180	$2,857	$26,834
(1)	This distribution resulted in the Partnership exceeding its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on April 25, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.7100 per unit ($2.84 per unit on an annualized basis) on its common units for the period from January 1, 2024 through March 31, 2024. On May 15, 2024, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 9, 2024.

Series A Preferred Units

Prior to the April 15, 2024 redemption of the Series A Preferred Units discussed above, distributions on the Series A Preferred Units were cumulative from August 7, 2018, the original issue date of the Series A Preferred Units, and were payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year (each, a “Series A Distribution Payment Date”), commencing on November 15, 2018, to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Series A Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose. Distributions on the Series A Preferred Units were paid out of Available Cash with respect to the quarter immediately preceding the applicable Series A Distribution Payment Date.

The Partnership paid the following cash distribution on the Series A Preferred Units during 2024 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution	Rate
2/15/2024	11/15/23 - 2/14/24	$0.77596	$2,142	10.42%

On April 15, 2024, the Partnership paid the full redemption price of $25.00 per Series A Preferred Unit, plus a cash distribution $0.514275 per unit for the period from February 15, 2024 through April 14, 2024.

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

The Partnership paid the following cash distribution on the Series B Preferred Units during 2024 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/15/2024	11/15/23 - 2/14/24	$0.59375	$1,781

On April 15, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from February 15, 2024 through May 14, 2024. This distribution will be payable on May 15, 2024 to holders of record as of the opening of business on May 1, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,373,592	$1,175,623
Distillates and other oils (1)	1,265,756	1,283,800
Total	$2,639,348	$2,459,423
Product margin
Gasoline and gasoline blendstocks	$29,761	$20,386
Distillates and other oils (1)	19,659	32,747
Total	$49,420	$53,133
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,097,277	$1,185,866
Station operations (2)	130,168	127,166
Total	$1,227,445	$1,313,032
Product margin
Gasoline	$121,630	$120,816
Station operations (2)	66,087	62,730
Total	$187,717	$183,546
Commercial Segment:
Sales	$278,599	$257,872
Product margin	$6,968	$8,127
Combined sales and Product margin:
Sales	$4,145,392	$4,030,327
Product margin (3)	$244,105	$244,806
Depreciation allocated to cost of sales	(28,970)	(22,742)
Combined gross profit	$215,135	$222,064
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(3)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 99 million gallons and 96 million gallons of the GDSO segment’s sales for the three months ended March 31, 2024 and 2023, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Combined gross profit	$215,135	$222,064
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	69,781	62,256
Operating expenses	120,150	108,353
Amortization expense	1,869	2,084
Net gain on sale and disposition of assets	(2,501)	(2,128)
Total operating costs and expenses	189,299	170,565
Operating income	25,836	51,499
Loss from equity method investments	(1,379)	—
Interest expense	(29,696)	(22,068)
Income tax expense	(363)	(400)
Net (loss) income	$(5,602)	$29,031

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three months ended March 31, 2024 and 2023.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2024 and December 31, 2023 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated (1)	Total
March 31, 2024	$868,389	$—	$1,886,857	$710,386	$3,465,632
December 31, 2023	$862,850	$—	$1,910,058	$673,103	$3,446,011
(1)	Includes the Partnership’s proportional share of assets related to its equity method investments (see Note 10).

Note 14.    Net (Loss) Income Per Common Limited Partner Unit

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

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2024 and December 31, 2023 excludes 17,981 and 113,206 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net (loss) income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net (loss) income and the assumed allocation of net (loss) income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net (loss) income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net (loss) income	$(5,602)	$(8,738)	$3,136	$—	$29,031	$27,249	$1,782	$—
Declared distribution	$27,496	$24,137	$185	$3,174	$24,016	$22,267	$162	$1,587
Assumed allocation of undistributed net (loss) income	(33,098)	(32,875)	(223)	—	5,015	4,982	33	—
Assumed allocation of net (loss) income	$(5,602)	$(8,738)	$(38)	$3,174	$29,031	$27,249	$195	$1,587
Less: Preferred limited partner interest in net income		3,916				3,463
Net (loss) income attributable to common limited partners		$(12,654)				$23,786
Denominator:
Basic weighted average common units outstanding		33,963				33,986
Dilutive effect of phantom units		—				15
Diluted weighted average common units outstanding		33,963				34,001
Basic net (loss) income per common limited partner unit		$(0.37)				$0.70
Diluted net (loss) income per common limited partner unit (1)		$(0.37)				$0.70
(1)	Basic common limited partner units were used to calculate diluted earnings per common limited partner unit for the three months ended March 31, 2024, as using the effects of phantom units would have an anti-dilutive effect.

The board of directors of the General Partner declared the following quarterly cash distribution on its common units:

	Per Common Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
4/25/2024	$0.7100	3/31/2024

The board of directors of the General Partner declared the following quarterly cash distribution on the Series B Preferred Units:

	Series B Preferred Units
	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Covering
4/15/2024	$0.59375	2/15/24 - 5/14/24

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 17.    Subsequent Events

Distribution to Common Unitholders—On April 25, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.7100 per unit ($2.84 per unit on an annualized basis) for the period from January 1, 2024 through March 31, 2024. On May 15, 2024, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 9, 2024.

Distribution to Series B Preferred Unitholders—On April 15, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from February 15, 2024 through May 14, 2024. This distribution will be payable on May 15, 2024 to holders of record as of the opening of business on May 1, 2024.

Redemption of Series A Preferred Units—On April 15, 2024 the Partnership redeemed all outstanding Series A Preferred Units at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

We account for our investment in Spring Partners Retail LLC (“SPR”) as an equity method investment. Under this method with regard to SPR, our share of income and losses is included in loss from equity method investments in the accompanying consolidated statements of operations of Global Partners LP, and our investment balance in the joint venture is included in equity method investments in the accompanying consolidated balance sheets of Global Partners LP. See Note 10 of Notes to Consolidated Financial Statements. Except as otherwise specifically indicated, the information and discussion and analysis in this section does not otherwise take into account the financial condition and results of operations of SPR.

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions although not all forward-looking statements contain such identifying words. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on our Series B preferred units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

●	A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	The impact on the global economy and commodity prices resulting from the conflicts in Ukraine and the Middle East may have a negative impact on our financial condition and results of operations.

●We depend upon marine, pipeline, rail and truck transportation services for the petroleum products we purchase and sell. Regulations and directives related to these aforementioned services as well as a disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●We have contractual obligations for certain transportation assets such as barges and railcars. A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

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

●We may experience more demand for gasoline during the late spring and summer months than during the fall and winter months.

●Warmer weather conditions adversely affect our home heating oil and residual oil sales. Our sales of home heating oil and residual oil continue to be reduced by conversions to natural gas and/or electric heat pumps and by utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.

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

●Operating and financial covenants and borrowing base requirements included in our debt instruments as well as our debt levels could impact our access to sources of financing and our ability to pursue business activities.

●	A significant increase in interest rates could adversely affect our results of operations and cash available for distribution to our unitholders and our ability to service our indebtedness.

●Governmental action and campaigns to discourage smoking and use of other products could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

●A disruption to our information technology systems, including cybersecurity, could significantly limit our ability to manage and operate our businesses.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of March 31, 2024, we had a portfolio of 1,601 owned, leased and/or supplied gasoline stations, including 333 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by our unconsolidated affiliate, SPR. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $4.0 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three months ended March 31, 2024. In addition, we had other revenues of approximately $0.1 billion for the three months ended March 31, 2024 from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2024 Events

Redemption of Series A Preferred Units—On April 15, 2024 we redeemed all of our outstanding Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding. See Note 12 of Notes to Consolidated Financial Statements for additional information.

Acquisition of Terminals from Gulf Oil—On April 9, 2024, we completed the acquisition of four refined-product terminals from Gulf Oil Limited Partnership which are located in Chelsea, MA, New Haven, CT, Linden, NJ and Woodbury, NJ, pursuant to a purchase agreement initially entered into on December 15, 2022 and subsequently amended and restated on February 23, 2024. The purchase price was approximately $212.3 million, excluding inventory acquired in the transaction. We financed the transaction with borrowings under our revolving credit facility.

Credit Agreement Facility Reallocation and Accordion Reduction—On February 5, 2024, we and the lenders under our credit agreement agreed, pursuant to the terms of our credit agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0. After giving effect to the reallocation and the accordion reduction, the working capital revolving credit facility is $950.0 million and the revolving credit facility is $600.0 million, for a total commitment of $1.55 billion, effective February 8, 2024. This reallocation and accordion reduction return our credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by us and the lenders on December 7, 2023. See “—Liquidity and Capital Resources—Credit Agreement.”

2032 Notes Offering—On January 18, 2024, we and GLP Finance Corp. issued $450.0 million aggregate principal amount of 8.250% senior notes due 2032 (the “2032 Notes”) that are guaranteed by certain of our subsidiaries in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. We used the net proceeds from the offering to repay a portion of the borrowings outstanding under our credit agreement and for general corporate purposes. See “—Liquidity and Capital Resources—Senior Notes.”

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

In our Wholesale segment, we obtain Renewable Identification Numbers (“RIN”) in connection with our purchase of ethanol which is used for bulk trading purposes or for blending with gasoline through our terminal system. A RIN is an identification number associated with government-mandated renewable fuel standards. To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). Our U.S. Environmental Protection Agency (“EPA”) obligations relative to renewable fuel reporting are comprised of foreign gasoline and diesel that we may import and blending operations at certain facilities. We separate RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle our RVO.

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

As of March 31, 2024, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated (1)	333
Commissioned agents	302
Lessee dealers	181
Contract dealers	785
Total	1,601
(1)	Excludes 64 sites operated by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

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

●	Governmental action and campaigns to discourage smoking and use of other products may have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, and the FDA, states and some municipalities have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of flavored tobacco products, e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of flavored tobacco products, e-cigarettes and vapor products may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	Environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, President Biden signed an executive order calling for new or more stringent emissions standards for new, modified and existing oil and gas facilities, and the EPA finalized rules to that effect. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs.

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

Adjusted EBITDA is EBITDA further adjusted for gains or losses on the sale and disposition of assets, goodwill and long-lived asset impairment charges and our proportionate share of EBITDA related to our joint ventures, which are accounted for using the equity method. EBITDA and adjusted EBITDA should not be considered as alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude some, but not all, items that affect net income, and these measures may vary among other companies. Therefore, EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Adjusted distributable cash flow is a non-GAAP financial measure intended to provide management and investors with an enhanced perspective of our financial performance. Adjusted distributable cash flow is distributable cash flow (as defined in our partnership agreement) further adjusted for our proportionate share of distributable cash flow related to our joint ventures, which are accounted for using the equity method. Adjusted distributable cash flow is not used in our partnership agreement to determine our ability to make cash distributions and may be higher or lower than distributable cash flow as calculated under our partnership agreement.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net (loss) income	$(5,602)	$29,031
EBITDA (1)	$56,943	$78,147
Adjusted EBITDA (1)	$56,008	$76,019
Distributable cash flow (2)(3)	$15,785	$46,328
Adjusted distributable cash flow (2)	$16,021	$46,328
Wholesale Segment:
Volume (gallons)	1,071,872	928,567
Sales
Gasoline and gasoline blendstocks	$1,373,592	$1,175,623
Distillates and other oils (4)	1,265,756	1,283,800
Total	$2,639,348	$2,459,423
Product margin
Gasoline and gasoline blendstocks	$29,761	$20,386
Distillates and other oils (4)	19,659	32,747
Total	$49,420	$53,133
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	364,280	379,226
Sales
Gasoline	$1,097,277	$1,185,866
Station operations (5)	130,168	127,166
Total	$1,227,445	$1,313,032
Product margin
Gasoline	$121,630	$120,816
Station operations (5)	66,087	62,730
Total	$187,717	$183,546
Commercial Segment:
Volume (gallons)	120,684	99,672
Sales	$278,599	$257,872
Product margin	$6,968	$8,127
Combined sales and product margin:
Sales	$4,145,392	$4,030,327
Product margin (6)	$244,105	$244,806
Depreciation allocated to cost of sales	(28,970)	(22,742)
Combined gross profit	$215,135	$222,064

GDSO portfolio as of March 31, 2024 and 2023:	2024	2023
Company operated (7)	333	343
Commissioned agents	302	297
Lessee dealers	181	188
Contract dealers	785	828
Total GDSO portfolio	1,601	1,656

	Three Months Ended
	March 31,
	2024	2023
Weather conditions:
Normal heating degree days	2,901	2,870
Actual heating degree days	2,542	2,413
Variance from normal heating degree days	(12)%	(16)%
Variance from prior period actual heating degree days	5%	(13)%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow includes a net gain on sale and disposition of assets of $2.5 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. Distributable cash flow for the three months ended March 31, 2024 includes a $1.4 million loss from our equity method investments (see Note 10 of Notes to Consolidated Financial Statements).
(4)	Distillates and other oils (primarily residual oil and crude oil).
(5)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(6)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(7)	Excludes 64 sites at March 31, 2024 that are operated by our SPR joint venture (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Reconciliation of net (loss) income to EBITDA and adjusted EBITDA:
Net (loss) income	$(5,602)	$29,031
Depreciation and amortization	32,486	26,648
Interest expense	29,696	22,068
Income tax expense	363	400
EBITDA	56,943	78,147
Net gain on sale and disposition of assets	(2,501)	(2,128)
Loss from equity method investments (1)	1,379	—
EBITDA related to equity method investments (1)	187	—
Adjusted EBITDA	$56,008	$76,019

Reconciliation of net cash used in operating activities to EBITDA and adjusted EBITDA:
Net cash used in operating activities	$(182,702)	$(19,325)
Net changes in operating assets and liabilities and certain non-cash items	209,586	75,004
Interest expense	29,696	22,068
Income tax expense	363	400
EBITDA	56,943	78,147
Net gain on sale and disposition of assets	(2,501)	(2,128)
Loss from equity method investments (1)	1,379	—
EBITDA related to equity method investments (1)	187	—
Adjusted EBITDA	$56,008	$76,019
(1)	Represents our proportionate share of net loss and EBITDA, as applicable, related to our interests in our equity method investments (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Reconciliation of net (loss) income to distributable cash flow and adjusted distributable cash flow:
Net (loss) income	$(5,602)	$29,031
Depreciation and amortization	32,486	26,648
Amortization of deferred financing fees	1,831	1,347
Amortization of routine bank refinancing fees	(1,193)	(1,138)
Maintenance capital expenditures	(11,737)	(9,560)
Distributable cash flow (1)(2)	15,785	46,328
Loss from equity method investments (3)	1,379	—
Distributable cash flow from equity method investments (3)	(1,143)	—
Adjusted distributable cash flow (1)	16,021	46,328
Distributions to preferred unitholders (4)	(3,916)	(3,463)
Adjusted distributable cash flow after distributions to preferred unitholders	$12,105	$42,865

Reconciliation of net cash used in operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash used in operating activities	$(182,702)	$(19,325)
Net changes in operating assets and liabilities and certain non-cash items	209,586	75,004
Amortization of deferred financing fees	1,831	1,347
Amortization of routine bank refinancing fees	(1,193)	(1,138)
Maintenance capital expenditures	(11,737)	(9,560)
Distributable cash flow (1)(2)	15,785	46,328
Loss from equity method investments (3)	1,379	—
Distributable cash flow from equity method investments (3)	(1,143)	—
Adjusted distributable cash flow (1)	16,021	46,328
Distributions to preferred unitholders (4)	(3,916)	(3,463)
Adjusted distributable cash flow after distributions to preferred unitholders	$12,105	$42,865
(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow includes a net gain on sale and disposition of assets of $2.5 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. Distributable cash flow for the three months ended March 31, 2024 includes a $1.4 million loss from our equity method investments (see Note 10 of Notes to Consolidated Financial Statements).
(3)	Represents our proportionate share of net loss and distributable cash flow, as applicable, related to our interests in our equity method investments (see Note 10 of Notes to Consolidated Financial Statements).
(4)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. On April 15, 2024, all of the Series A Preferred Units were redeemed and are no longer outstanding (see “—2024 Events”).

Results of Operations

Consolidated Sales

Our total sales were $4.1 billion and $4.0 billion for the three months ended March 31, 2024 and 2023, respectively, an increase of $0.1 billion, or 3%, primarily due to an increase in volume sold. Our aggregate volume of product sold was 1.6 billion gallons and 1.4 billion gallons for the three months ended March 31, 2024 and 2023, respectively, increasing 149 million gallons from the prior-year period (consisting of increases of 143 million gallons and 21 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 15 million gallons in our GDSO segment). The increases in our Wholesale segment sales and volume include the addition of 25 refined product terminals and related assets we acquired from Motiva Enterprises LLC (“Motiva”) in December 2023 which are located along the Atlantic Coast, in the Southeast and in Texas (the “Terminal Facilities”).

Gross Profit

Our gross profit was $215.1 million and $222.1 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $7.0 million, or 3%, in part due to a $6.3 million increase in depreciation allocated to cost of sales. Our Wholesale segment product margins decreased in the first quarter of 2024 compared to the same period in 2023 primarily due to less favorable market conditions in gasoline and residual oil, offset by an increase due to the acquisition of the Terminal Facilities. In our Commercial segment, our product margin decreased primarily due to less favorable market conditions. In our GDSO segment, our gasoline distribution product margin increased primarily due to higher fuel margins (cents per gallon), and our station operations product margin increased in part due to an increase in activity at our convenience stores and an increase in sundries.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $1.4 billion and $1.2 billion for the three months ended March 31, 2024 and 2023, respectively, an increase of $0.2 billion, or 17%, primarily due to an increase in volume sold, in part due to the acquisition of the Terminal Facilities. Our gasoline and gasoline blendstocks product margin was $29.7 million and $20.4 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $9.3 million, or 46%, largely due to the acquisition of the Terminal Facilities. Our product margin was negatively impacted due to less favorable market conditions in gasoline compared to the same period in 2023.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil) were $1.3 billion for each of the three months ended March 31, 2024 and 2023, decreasing $18.0 million, or 1%, primarily due to decreases in residual oil prices and volume sold, offset by an increase in distillate volume sold. Our product margin from distillates and other oils was $19.7 million and $32.7 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $13.0 million, or 40%, primarily due to less favorable market conditions in residual oil.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.1 billion and $1.2 billion for the three months ended March 31, 2024 and 2023, respectively, a decrease of $0.1 billion, or 8%, primarily due to decreases in prices and in volume sold. Our product margin from gasoline distribution was $121.6 million and $120.8 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $0.8 million, or 1%, primarily due to higher fuel margins (cents per gallon).

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $130.2 million and $127.2 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $3.0 million, or 2%. Our product margin from station operations was $66.1 million and $62.7 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $3.4 million, or 5%, primarily due to an increase in activity at our convenience stores and an increase in sundries.

Results for Commercial Segment

Our commercial sales were $278.6 million and $257.9 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $20.7 million or 8%, primarily due to an increase in volume sold. Our commercial product margin was $7.0 million and $8.1 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $1.1 million, or 14%, primarily due to less favorable market conditions.

Selling, General and Administrative Expenses

SG&A expenses were $69.8 million and $62.3 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $7.5 million, or 12%, including increases of $1.9 million in acquisition costs largely due to the acquisition of the Terminal Facilities, $1.6 million in wages and benefits, $1.3 million in accrued discretionary incentive compensation and $2.7 million in various other SG&A expenses.

Operating Expenses

Operating expenses were $120.1 million and $108.3 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $11.8 million, or 11%, including increases of $11.3 million in operating expenses associated with our terminals operations, largely related to the addition of the Terminal Facilities, and $0.5 million related to our GDSO operations.

Amortization Expense

Amortization expense related to intangible assets was $1.9 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $2.5 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively, primarily due to the sale of GDSO sites.

Loss from Equity Method Investments

Loss from equity method investments was $1.4 million and $0 for the three ended March 31, 2024 and 2023, respectively, representing our proportional share of a loss amounting to $1.6 million from our SPR joint venture and earnings of $0.2 million from our Everett joint venture. See Note 10 of Notes to Consolidated Financial Statements for information on our equity method investments.

Interest Expense

Interest expense was $29.7 million and $22.1 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $7.6 million, or 34%, primarily due to interest expense related the 2032 Notes issued in January 2024 and to a $1.4 million write-off of deferred financing fees associated with the accordion exercise and reallocation in February 2024. The increase in interest expense was partially offset by lower average balances on our credit facilities.

Income Tax Expense

Income tax expense was $0.4 million for each of the three months ended March 31, 2024 and 2023, which predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $168.9 million and $115.0 million at March 31, 2024 and December 31, 2023, respectively, an increase of $53.9 million. Changes in current assets and current liabilities increasing our working capital primarily include decreases of $173.3 million in accounts payable and $31.9 million in accrued expenses and other current liabilities and an increase in cash of $53.2 million. The increase in working capital was offset by an increase of $209.2 million in the current portion of our working capital revolving credit facility.

Cash Distributions

Common Units

During 2024, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2024	$26.8 million	Fourth quarter 2023

In addition, on April 25, 2024, the board of directors of our general partner declared a quarterly cash distribution of $0.7100 per unit ($2.84 per unit on an annualized basis) on our common units for the period from January 1, 2024 through March 31, 2024 to our common unitholders of record as of the close of business on May 9, 2024. We expect to pay the total cash distribution of approximately $27.5 million on May 15, 2024.

Preferred Units

During 2024, we paid the following cash distributions to holders of the Series A Preferred Units and the Series B Preferred Units:

Cash Distribution	Series A Preferred Units		Series B Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Total Paid	Rate	Quarterly Period Covering
2/15/2024	$2.1 million	12.42%	$1.8 million	9.50%	11/15/23 - 2/14/24

Series A Preferred Units—On April 15, 2024, we redeemed all of our outstanding Series A Preferred Units at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024, for a total amount of $70.4 million. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding.

Series B Preferred Units—On April 15, 2024, the board of directors of our general partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from February 15, 2024 through May 14, 2024 to our Series B preferred unitholders of record as of the opening of business on May 1, 2024. We expect to pay the total cash distribution of approximately $1.8 million on May 15, 2024.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at March 31, 2024 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2024	Beyond 2024	Total
Credit facility obligations (1)	$238,599	$—	$238,599
Senior notes obligations (2)	44,594	1,670,721	1,715,315
Operating lease obligations (3)	61,027	242,423	303,450
Other long-term liabilities (4)	8,557	20,384	28,941
Financing obligations (5)	11,854	82,171	94,025
Total	$364,631	$2,015,699	$2,380,330
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2024 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 2, 2026 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our 7.00% senior notes due 2027, 6.875% senior notes due 2029 and 8.25% senior notes due 2032. No principal payments are required prior to maturity. See “—Senior Notes” for more information.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our brand fee agreement, amounts related to our access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See “—Financing Obligations” for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $11.7 million and $9.6 million in maintenance capital expenditures for the three months ended March 31, 2024 and 2023, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $9.5 million and $8.5 million for the three months ended March 31, 2024 and 2023, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $4.9 million and $5.6 million in expansion capital expenditures, excluding acquired property and equipment, for the three months ended March 31, 2024 and 2023, respectively, primarily related to investments in our gasoline station business.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(182,702)	$(19,325)
Net cash used in investing activities	$(1,507)	$(12,069)
Net cash provided by financing activities	$237,389	$34,424

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash used in operating activities was $182.7 million and $19.3 million for the three months ended March 31, 2024 and 2023, respectively, for a period-over-period decrease in cash flow from operating activities of $163.4 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Three Months Ended
	March 31,
	2024	2023
(Increase) decrease in accounts receivable	$(9,998)	$40,579
(Increase) decrease in inventories	$(7,257)	$180,867
Increase in accounts payable	$(173,265)	$(245,723)

For the three months ended March 31, 2024, the increases in accounts receivable and accounts payable are in part due to an increase in prices and to timing of sales and payments. The increase in inventories is due to an increase in prices during the period.

For the three months ended March 31, 2023, the decreases in accounts receivable, inventories and accounts payable are primarily due to the decrease in prices. The decrease in inventories is also partly due to carrying lower levels of inventories during the period.

Investing Activities

Net cash used in investing activities was $1.5 million for the three months ended March 31, 2024 and included $16.6 million in capital expenditures, $9.6 million in expenditures associated with our equity method investments (see

Note 10 of Notes to Consolidated Financial Statements) and $3.5 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations. Net cash used in investing activities for the three months ended March 31, 2024 was offset by $14.3 million in dividends received of equity method investments and $13.9 million in proceeds from the sale of property and equipment.

Net cash used in investing activities was $12.1 million for the three months ended March 31, 2023 and included $15.2 million in capital expenditures and $3.9 million in seller note issuances. Net cash used in investing activities for the three months ended March 31, 2023 was offset by $7.0 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the three months ended March 31, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $237.4 million for the three months ended March 31, 2024 and included $441.3 million in proceeds in connection with the issuance of the 2032 Notes and $209.2 million in net borrowings from our working capital revolving credit facility. Net cash provided by financing activities for the three months ended March 31, 2024 was offset by $380.0 million in net payments on our revolving credit facility, $30.7 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $1.8 million in LTIP units withheld for tax obligations and $0.6 million paid pursuant to distribution equivalent rights previously granted under our LTIP.

Net cash provided by financing activities was $34.4 million for the three months ended March 31, 2023 and included $93.9 million in net borrowings from our working capital revolving credit facility, offset by $58.9 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, and $0.5 million in LTIP units withheld for tax obligations and $0.1 million paid pursuant to distribution equivalent rights, both of which are related to LTIP awards that vested in 2023.

See Note 6 of Notes to Consolidated Financial Statements for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

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

On February 5, 2024, we and the lenders under our credit agreement agreed, pursuant to the terms of the credit agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0, effective February 8, 2024. This reallocation and accordion reduction return our credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by us and the lenders on December 7, 2023.

As of March 31, 2024, there were two facilities under the credit agreement:

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

The average interest rates for the credit agreement were 7.4% and 6.5% for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, we had $226.0 million borrowings outstanding on the working capital revolving credit facility and $0 outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $121.9 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.20 billion and $1.13 billion at March 31, 2024 and December 31, 2023, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at March 31, 2024.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on the credit agreement.

Senior Notes

We had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at March 31, 2024 and December 31, 2023. We also had 8.250% senior notes due 2032 outstanding at March 31, 2024.

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

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

Financing Obligations

We had financing obligations outstanding at March 31, 2024 and December 31, 2023 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in our policies that had a significant impact on our financial condition and results of operations for the periods covered in this report.

During the three months ended March 31, 2024, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, we had total borrowings outstanding under our credit agreement of $226.0 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $2.3 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At March 31, 2024, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31,	Effect of 10%	Effect of 10%
	2024	Price Increase	Price Decrease
Exchange traded derivative contracts	$(18,274)	$(15,222)	$15,222
Forward derivative contracts	1,516	(10,503)	10,503
Total	$(16,758)	$(25,725)	$25,725

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2024. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $13.4 million at March 31, 2024.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is included in Note 15 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.Other Information

During the three months ended March 31, 2024, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

(a)	Exhibits

2.1*#	—	Amended and Restated Equity Purchase Agreement by and between Gulf Oil Limited Partnership, as Seller, and Global Partners LP, as Buyer, dated as of February 23, 2024.

3.1	—	Certificate of Limited Partnership of Global Partners LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on May 10, 2005).

3.2	—

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

10.2˄	—

Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (including Restrictive Covenants) (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on February 28, 2024).

10.3˄	—

Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (with Non-Competition Agreement) (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on February 28, 2024).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 8, 2024		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2024		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)