Form 10-Q
period 2024-06-30
GLOBAL PARTNERS LP
filed 2024-08-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The issuer had 33,995,563 common units outstanding as of August 5, 2024.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$14,114	$19,642
Accounts receivable, net	602,206	551,764
Accounts receivable-affiliates	10,221	8,142
Inventories	567,018	397,314
Brokerage margin deposits	21,253	12,779
Derivative assets	6,056	17,656
Prepaid expenses and other current assets	79,069	90,531
Total current assets	1,299,937	1,097,828
Property and equipment, net	1,686,543	1,513,545
Right of use assets, net	264,269	252,849
Intangible assets, net	21,660	20,718
Goodwill	426,063	429,215
Equity method investments	87,781	94,354
Other assets	42,491	37,502
Total assets	$3,828,744	$3,446,011
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$557,839	$648,717
Working capital revolving credit facility-current portion	281,200	16,800
Lease liability-current portion	53,973	59,944
Environmental liabilities-current portion	5,493	5,057
Trustee taxes payable	77,627	67,398
Accrued expenses and other current liabilities	199,378	179,887
Derivative liabilities	7,975	4,987
Total current liabilities	1,183,485	982,790
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	200,000	380,000
Senior notes	1,185,326	742,720
Lease liability-less current portion	216,888	200,195
Environmental liabilities-less current portion	74,560	71,092
Financing obligations	136,590	138,485
Deferred tax liabilities	66,010	68,909
Other long-term liabilities	60,310	61,160
Total liabilities	3,123,169	2,645,351
Partners’ equity
Series A preferred limited partners (0 and 2,760,000 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	—	67,476
Series B preferred limited partners (3,000,000 units issued and outstanding at June 30, 2024 and December 31, 2023)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,802,582 outstanding at June 30, 2024 and 33,995,563 units issued and 33,882,357 outstanding at December 31, 2023)	631,433	658,670
General partner interest (0.67% interest with 230,303 equivalent units outstanding at June 30, 2024 and December 31, 2023)	2,370	1,828
Accumulated other comprehensive (loss) income	(533)	381
Total partners’ equity	705,575	800,660
Total liabilities and partners’ equity	$3,828,744	$3,446,011

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales	$4,409,698	$3,831,690	$8,555,090	$7,862,017
Cost of sales	4,121,814	3,589,031	8,052,071	7,397,294
Gross profit	287,884	242,659	503,019	464,723
Costs and operating expenses:
Selling, general and administrative expenses	72,370	66,696	142,151	128,952
Operating expenses	129,959	110,379	250,109	218,732
Amortization expense	1,989	2,018	3,858	4,102
Net (gain) loss on sale and disposition of assets	(303)	884	(2,804)	(1,244)
Total costs and operating expenses	204,015	179,977	393,314	350,542
Operating income	83,869	62,682	109,705	114,181
Other (loss) income and (expense):
(Loss) income from equity method investments	(346)	1,204	(1,725)	1,204
Interest expense	(35,531)	(21,806)	(65,227)	(43,874)
Income before income tax expense	47,992	42,080	42,753	71,511
Income tax expense	(1,843)	(691)	(2,206)	(1,091)
Net income	46,149	41,389	40,547	70,420
Less: General partner’s interest in net income, including incentive distribution rights	3,802	2,339	6,938	4,121
Less: Preferred limited partner interest in net income	2,097	3,463	6,013	6,926
Less: Redemption of Series A preferred limited partner units	2,634	—	2,634	—
Net income attributable to common limited partners	$37,616	$35,587	$24,962	$59,373
Basic net income per common limited partner unit	$1.11	$1.05	$0.74	$1.75
Diluted net income per common limited partner unit	$1.10	$1.05	$0.73	$1.75
Basic weighted average common limited partner units outstanding	33,910	33,986	33,936	33,986
Diluted weighted average common limited partner units outstanding	34,278	34,006	34,273	34,008

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$46,149	$41,389	$40,547	$70,420
Other comprehensive (loss) income:
Change in pension liability	(330)	672	(914)	1,124
Total other comprehensive (loss) income	(330)	672	(914)	1,124
Comprehensive income	$45,819	$42,061	$39,633	$71,544

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income	$40,547	$70,420
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	67,752	53,445
Amortization of deferred financing fees	3,704	2,711
Bad debt expense	(72)	496
Unit-based compensation expense	6,711	3,161
Write-off of financing fees	1,440	482
Net gain on sale and disposition of assets	(2,804)	(1,244)
Loss (income) from equity method investments	1,725	(1,204)
Dividends received on equity method investments	204	—
Changes in operating assets and liabilities:
Accounts receivable	(50,370)	47,549
Accounts receivable-affiliate	(2,079)	(8,365)
Inventories	(170,931)	222,251
Broker margin deposits	(8,474)	7,784
Prepaid expenses, all other current assets and other assets	10,606	(5,568)
Accounts payable	(90,878)	(132,292)
Trustee taxes payable	10,229	13,020
Change in derivatives	14,588	(9,344)
Accrued expenses, all other current liabilities and other long-term liabilities	9,746	(17,365)
Net cash used in (provided by) operating activities	(158,356)	245,937
Cash flows from investing activities
Acquisition of terminals	(215,000)	—
Equity method investments	(10,063)	(69,482)
Capital expenditures	(32,223)	(37,286)
Seller note issuances	(7,938)	(8,155)
Dividends received of equity method investments	14,707	—
Proceeds from sale of property and equipment, net	18,343	7,350
Net cash used in investing activities	(232,174)	(107,573)
Cash flows from financing activities
Net borrowings from (payments on) working capital revolving credit facility	264,400	(64,000)
Net (payments on) borrowings from revolving credit facility	(180,000)	20,000
Proceeds from senior notes, net	441,301	—
Redemption of Series A preferred units	(69,000)	—
Repurchase of common units	(7,902)	—
LTIP units withheld for tax obligations	(1,818)	(469)
Distribution equivalent rights	(566)	(560)
Distributions to limited partners and general partner	(61,413)	(86,331)
Net cash provided by (used in) financing activities	385,002	(131,360)
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(5,528)	7,004
Cash and cash equivalents at beginning of period	19,642	4,040
Cash and cash equivalents at end of period	$14,114	$11,044
Supplemental information
Cash paid during the period for interest	$35,350	$33,400

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and six months ended June 30, 2024	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2023	$67,476	$72,305	$658,670	$1,828	$381	$800,660
Net income (loss)	2,135	1,781	(12,654)	3,136	—	(5,602)
Distributions to limited partners and general partner	(2,135)	(1,781)	(23,797)	(3,037)	—	(30,750)
Unit-based compensation	—	—	2,596	—	—	2,596
Other comprehensive income	—	—	—	—	(584)	(584)
LTIP units withheld for tax obligations	—	—	(1,818)	—	—	(1,818)
Distribution equivalent rights	—	—	(519)	—	—	(519)
Dividends on repurchased units	—	—	21	—	—	21
Balance at March 31, 2024	$67,476	$72,305	$622,499	$1,927	$(203)	$764,004
Redemption of preferred units	(66,366)	—	(2,634)	—	—	(69,000)
Net income	316	1,781	40,250	3,802	—	46,149
Distributions to limited partners and general partner	(1,426)	(1,781)	(24,137)	(3,359)	—	(30,703)
Unit-based compensation	—	—	4,115	—	—	4,115
Other comprehensive income	—	—	—	—	(330)	(330)
Repurchase of common units	—	—	(7,902)	—	—	(7,902)
Distribution equivalent rights	—	—	(777)	—	—	(777)
Dividends on repurchased units	—	—	19	—	—	19
Balance at June 30, 2024	$—	$72,305	$631,433	$2,370	$(533)	$705,575

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and six months ended June 30, 2023	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2022	$67,226	$72,305	$648,956	$406	$(449)	$788,444
Net income	1,682	1,781	23,786	1,782	—	29,031
Distributions to limited partners and general partner	(1,682)	(1,781)	(53,458)	(1,952)	—	(58,873)
Unit-based compensation	—	—	1,094	—	—	1,094
Other comprehensive income	—	—	—	—	452	452
LTIP units withheld for tax obligations	—	—	(469)	—	—	(469)
Distribution equivalent rights	—	—	(406)	—	—	(406)
Dividends on repurchased units	—	—	15	—	—	15
Balance at March 31, 2023	$67,226	$72,305	$619,518	$236	$3	$759,288
Net income	1,682	1,781	35,587	2,339	—	41,389
Distributions to limited partners and general partner	(1,682)	(1,781)	(22,267)	(1,749)	—	(27,479)
Unit-based compensation	—	—	2,067	—	—	2,067
Other comprehensive income	—	—	—	—	672	672
Distribution equivalent rights	—	—	(411)	—	—	(411)
Dividends on repurchased units	—	—	6	—	—	6
Balance at June 30, 2023	$67,226	$72,305	$634,500	$826	$675	$775,532

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. The Partnership is one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of June 30, 2024, the Partnership had a portfolio of 1,595 owned, leased and/or supplied gasoline stations, including 322 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by the Partnership’s unconsolidated affiliate, Spring Partners Retail LLC (“SPR”). The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

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

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of June 30, 2024, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,608,977 common units, representing a 19.4% limited partner interest.

2024 Events

Redemption of Series A Preferred Units—On April 15, 2024, the Partnership redeemed all of its outstanding Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding. See Note 13 for additional information.

Acquisition of Terminals from Gulf Oil—On April 9, 2024, the Partnership acquired four refined-product terminals from Gulf Oil Limited Partnership. See Note 2 for additional information.

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

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2024. The consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	70%	73%	65%	66%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	27%	23%	32%	31%
Convenience store and prepared food sales, rental income and sundries	3%	4%	3%	3%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Wholesale segment	29%	22%	25%	22%
Gasoline Distribution and Station Operations segment	69%	75%	73%	75%
Commercial segment	2%	3%	2%	3%
Total	100%	100%	100%	100%

See Note 14, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and six months ended June 30, 2024 and 2023.

Note 2.    Acquisition

Acquisition of Terminals from Gulf Oil LLC—On April 9, 2024, the Partnership acquired four refined-product terminals from Gulf Oil Limited Partnership (“Gulf Oil”) which are located in Chelsea, MA, New Haven, CT, Linden, NJ and Woodbury, NJ, (the “Gulf Terminals”) pursuant to a purchase agreement initially entered into on December 15, 2022 and subsequently amended and restated on February 23, 2024. The acquisition price was approximately $215.0 million, excluding inventory acquired from Gulf Oil. The Partnership financed the transaction with borrowings under its revolving credit facility.

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

Specific to the acquisition of the Gulf Terminals, consideration was given to the exception principle pertaining to the real estate assets acquired of real property, personal property and construction in progress and whether these assets should be considered a group of similar assets. The personal property and construction in progress assets cannot be removed from the real property without significant cost (i.e., disassembly) and diminution in both utility and fair value to both the real property and personal property. Additionally, the real property and personal property have similar risk characteristics since the land and terminal equipment are both used in the process of blending, storing and transporting petroleum products. The real property and personal property operate as a combined unit of account in order for the Partnership to achieve a desired economic return from the Gulf Terminals. The Partnership also considered and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

concluded that the nature of the Gulf Terminals and the different geographic regions where the Gulf Terminals reside do not rise to separate risks based on how these assets operate in the marketplace.

As a result of its analysis, the Partnership concluded the acquisition of the Gulf Terminals did not meet the criteria of a business combination pursuant to ASC 805, “Business Combinations,” and therefore was accounted for as an asset acquisition. The purchase price in an asset acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values and no goodwill is recognized. The Gulf Terminals were allocated to the Wholesale segment.

The following table presents the assets acquired and liabilities assumed as of April 9, 2024, the acquisition date (in thousands):

Assets acquired:
Property and equipment	$217,050
Right of use assets	350
Intangible assets	4,800
Total assets acquired	$222,200
Liabilities assumed:
Environmental liabilities	$(6,850)
Lease liability	(350)
Total liabilities assumed	$(7,200)
Net assets acquired	$215,000

Property and equipment were recorded at cost based on relative fair value as of April 9, 2024 using current market values and reproduction or replacement costs of similar assets.

Intangible assets consist of third-party customer relationship contracts and are amortized on a straight-line basis over the respective estimated periods for which the intangible assets will provide economic benefit to the Partnership, which the Partnerships expects to be ten years. Third-party customer relationship contracts were valued using the discounted cash flow method. Significant assumptions used in the valuations include projected cash flows including expected renewals and the discount rate.

In connection with the acquisition, the Partnership incurred acquisition costs of approximately $2.7 million during 2024 which were capitalized as property and equipment in the accompanying balance sheet at June 30, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.     Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended June 30, 2024
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$643,808	$1,316,548	$193,105	$2,153,461
Station operations	—	128,456	—	128,456
Total revenue from contracts with customers	643,808	1,445,004	193,105	2,281,917
Other sales:
Revenue originating as physical forward contracts and exchanges	2,018,044	—	87,832	2,105,876
Revenue from leases	836	21,069	—	21,905
Total other sales	2,018,880	21,069	87,832	2,127,781
Total sales	$2,662,688	$1,466,073	$280,937	$4,409,698

	Three Months Ended June 30, 2023
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$678,616	$1,350,354	$152,500	$2,181,470
Station operations	—	128,004	—	128,004
Total revenue from contracts with customers	678,616	1,478,358	152,500	2,309,474
Other sales:
Revenue originating as physical forward contracts and exchanges	1,427,455	—	74,026	1,501,481
Revenue from leases	639	20,096	—	20,735
Total other sales	1,428,094	20,096	74,026	1,522,216
Total sales	$2,106,710	$1,498,454	$226,526	$3,831,690

	Six Months Ended June 30, 2024
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$1,457,227	$2,413,825	$375,226	$4,246,278
Station operations	—	238,288	—	238,288
Total revenue from contracts with customers	1,457,227	2,652,113	375,226	4,484,566
Other sales:
Revenue originating as physical forward contracts and exchanges	3,843,229	—	184,310	4,027,539
Revenue from leases	1,580	41,405	—	42,985
Total other sales	3,844,809	41,405	184,310	4,070,524
Total sales	$5,302,036	$2,693,518	$559,536	$8,555,090

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both June 30, 2024 and December 31, 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Distillates: home heating oil, diesel and kerosene	$203,360	$154,890
Gasoline	213,121	134,749
Gasoline blendstocks	66,947	31,146
Residual oil	52,836	45,774
Renewable identification numbers (RINs)	2,258	1,684
Convenience store inventory	28,496	29,071
Total	$567,018	$397,314

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $3.2 million and $0.5 million at June 30, 2024 and December 31, 2023, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $29.2 million and $29.8 million at June 30, 2024 and December 31, 2023, respectively. Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment (in thousands):

Balance at December 31, 2023	$429,215
Dispositions (1)	(3,152)
Balance at June 30, 2024	$426,063
(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets.

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Buildings and improvements	$1,951,538	$1,738,122
Land	611,754	614,548
Fixtures and equipment	48,699	47,589
Idle plant assets	30,500	30,500
Construction in process	69,695	54,281
Capitalized internal use software	33,808	33,808
Total property and equipment	2,745,994	2,518,848
Less accumulated depreciation	1,059,451	1,005,303
Total	$1,686,543	$1,513,545

Property and equipment includes retail gasoline station assets held for sale of $18.5 million and $20.3 million at June 30, 2024 and December 31, 2023, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2024, the Partnership had a $39.1 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, there were are two facilities under the Credit Agreement:

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

The average interest rates for the Credit Agreement were 7.6% and 7.1% for the three months ended June 30, 2024 and 2023, respectively, and 7.5% and 6.8% for the six months ended June 30, 2024 and 2023, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	June 30,	December 31,
	2024	2023
Total available commitments	$1,550,000	$1,750,000

Working capital revolving credit facility-current portion	281,200	16,800
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	200,000	380,000
Total borrowings outstanding	481,200	396,800

Less outstanding letters of credit	60,100	220,200

Total remaining availability for borrowings and letters of credit (1)	$1,008,700	$1,133,000
(1)	Subject to borrowing base limitations.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at June 30, 2024.

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on the Credit Agreement.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Borrowings from working capital revolving credit facility	$1,278,400	$1,175,500
Payments on working capital revolving credit facility	(1,014,000)	(1,239,500)
Net borrowings from (payments on) working capital revolving credit facility	$264,400	$(64,000)
Borrowings from revolving credit facility	$218,800	$59,500
Payments on revolving credit facility	(398,800)	(39,500)
Net (payments on) borrowings from revolving credit facility	$(180,000)	$20,000

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at June 30, 2024 and December 31, 2023. The Partnership also had 8.250% senior notes due 2032 outstanding at June 30, 2024.

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

Financing Obligations

The Partnership had financing obligations outstanding at June 30, 2024 and December 31, 2023 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on these financial obligations.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. Primarily in connection with the accordion exercise and reallocation in February 2024, the Partnership incurred expenses of approximately $0 and $1.4 million associated with the write-off of a portion of the related deferred financing fees for the three and six months ended June 30, 2024, respectively. These expenses are included in interest

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expense in the accompanying consolidated statements of operations. The Partnership had unamortized deferred financing fees of $23.7 million and $20.0 million at June 30, 2024 and December 31, 2023, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $8.5 million and $12.2 million at June 30, 2024 and December 31, 2023, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $14.7 million and $7.3 million at June 30, 2024 and December 31, 2023, respectively. Unamortized fees related to the Partnership’s sale-lease transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.5 million at both June 30, 2024 and December 31, 2023.

Amortization expense of approximately $1.9 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $3.7 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively is included in interest expense in the accompanying consolidated statements of operations.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at June 30, 2024:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	65,931	Thousands of barrels
Short	(68,337)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	4,168	Thousands of barrels
Short	(5,572)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2024	2023	2024	2023
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$3,222	$6,824	$3,394	$6,310
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(3,074)	$(7,379)	$(6,605)	$(12,198)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives not designated as	Recognized in	June 30,		June 30,
hedging instruments	Income on Derivatives	2024	2023	2024	2023
Commodity contracts	Cost of sales	$(843)	$4,212	$(250)	$1,971

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at June 30, 2024 and December 31, 2023 (in thousands):

		June 30, 2024
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$27,811	$27,811
Forward derivative contracts (1)	Derivative assets	—	6,056	6,056
Total asset derivatives		$—	$33,867	$33,867

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(4,012)	$(51,454)	$(55,466)
Forward derivative contracts (1)	Derivative liabilities	—	(7,975)	(7,975)
Total liability derivatives		$(4,012)	$(59,429)	$(63,441)

		December 31, 2023
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$67,430	$67,430
Forward derivative contracts (1)	Derivative assets	—	17,656	17,656
Total asset derivatives		$—	$85,086	$85,086

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$10,678	$(44,687)	$(34,009)
Forward derivative contracts (1)	Derivative liabilities	—	(4,987)	(4,987)
Total liability derivatives		$10,678	$(49,674)	$(38,996)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value at June 30, 2024
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$6,056	$—	$6,056
Exchange-traded/cleared derivative instruments (2)	(27,655)	—	48,908	21,253
Pension plans	17,619	—	—	17,619
Total assets	$(10,036)	$6,056	$48,908	$44,928

Liabilities:
Forward derivative contracts (1)	$—	$(7,975)	$—	$(7,975)

	Fair Value at December 31, 2023
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$17,656	$—	$17,656
Exchange-traded/cleared derivative instruments (2)	33,421	—	(20,642)	12,779
Pension plans	19,113	—	—	19,113
Total assets	$52,534	$17,656	$(20,642)	$49,548

Liabilities:
Forward derivative contracts (1)	$—	$(4,987)	$—	$(4,987)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	June 30, 2024		December 31, 2023
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$400,000	$400,000	$390,516
6.875% senior notes due 2029	$350,000	$344,750	$350,000	$340,130
8.250% senior notes due 2032	$450,000	$461,250	$—	$—

Non-Recurring Fair Value Measurements

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

Note10.    Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2024 (in thousands):

	Balance at				Other	Balance at
	December 31,	Additions	Payments	Dispositions	Adjustments	June 30,
Environmental Liability Related to:	2023	2024	2024	2024	2024	2024
Retail gasoline stations	$63,539	$—	$(1,980)	$(891)	$(21)	$60,647
Terminals	12,610	6,850	(130)	—	76	19,406
Total environmental liabilities	$76,149	$6,850	$(2,110)	$(891)	$55	$80,053
Current portion	$5,057					$5,493
Long-term portion	71,092					74,560
Total environmental liabilities	$76,149					$80,053

In connection with the acquisition of four refined product terminals from Gulf Oil as described in Note 2, the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $6.9 million as of June 30, 2024.

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

The Partnership recognized income of $0 and $0.2 million for the three and six months ended June 30, 2024, respectively, which is included in (loss) income from equity method investments in the accompanying consolidated statements of operations. As of June 30, 2024, the Partnership’s investment balance in the joint venture was $14.1 million, which is included in equity method investments in the accompanying consolidated balance sheet.

On December 5, 2023, Landco completed the purchase of the Project Site. In addition, the Partnership provided certain financial guarantees of Everett’s performance pursuant to a Terminal Demolition and Remediation Responsibilities Agreement (“TDRRA”) between Landco and ExxonMobil (the “Remediation Guaranty”). The Remediation Guaranty was executed at the closing of the Project Site purchase, concurrently with Landco’s execution of the TDRRA. The Remediation Guaranty was provided to ExxonMobil to provide security for Landco’s obligations to perform and complete the demolition and remediation responsibilities set forth in the TDRRA. The maximum amount of financial assurances liability of the Partnership under the Remediation Guaranty is $75.0 million (the “Guaranty Threshold”). The Guaranty Threshold will be reduced on a dollar-for-dollar basis as Landco undertakes demolition and remediation activities under the TDRRA. The Partnership received financial assurances from the Everett Investor and certain of its affiliates that allow the Partnership to recover 70% of any amounts paid under the Remediation Guaranty, up to $52.5 million. The Partnership’s loss exposure for the Everett investment is limited to the Partnership’s investment in the joint venture and any amounts due under the Remediation Guaranty. The Partnership recognized its performance obligation under the Remediation Guaranty at fair value, which was immaterial at both June 30, 2024 and December 31, 2023.

Spring Partners Retail LLC

On March 1, 2023, the Partnership entered into a Limited Liability Company Agreement, as amended (the “SPR LLC Agreement”) of SPR, a Delaware limited liability company formed as a joint venture with ExxonMobil for

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. There have been no changes to the portfolio as of June 30, 2024.

The Partnership recognized a (loss) income of ($0.3 million) and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and ($1.9 million) and $1.2 million for the six months ended June 30, 2024 and 2023, respectively, which is included in (loss) income from equity method investments in the accompanying consolidated statement of operations. As of June 30, 2024, the Partnership’s investment balance in the joint venture was $73.7 million, which is included in equity method investments in the accompanying consolidated balance sheet.

Note 12.    Related Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of June 30, 2024, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—Affiliates of the Slifka family own 100% of the ownership interests in the General Partner. The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $50.8 million and $45.1 million for the three months ended June 30, 2024 and 2023, respectively, and $110.3 million and $81.5 million for the six months ended June 30, 2024 and 2023, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 11). Pursuant to this agreement, certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. The Partnership received approximately $0.9 million and $0.2 million from SPR associated with the operations and management

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreement for the three months ended June 30, 2024 and 2023, respectively, and $1.9 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees, which amounted to $4.2 million and $8.7 million for the three and six months ended June 30, 2024, respectively. Amounts recognized for these expenses for each of the three and six months ended June 30, 2023 were immaterial.

Accounts receivable–affiliates consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Receivables from the General Partner (1)	$9,053	$8,031
Receivables from Spring Partners Retail LLC (2)	1,168	111
Total	$10,221	$8,142
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	Receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement.

Everett Landco GP, LLC—On October 23, 2023, the Partnership, through its wholly owned subsidiary, Global Everett Landco, LLC, entered into the Everett LLC Agreement of Everett, a Delaware limited liability company formed as a joint venture with the Everett Investor, an entity controlled by an affiliate of The Davis Companies, a company primarily involved in the acquisition, development, management and sale of commercial real estate. See Note 11.

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

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, will occur upon the expiration of such storage contract. The Partnership recorded a total of approximately $24.9 million and $17.6 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. Approximately $4.8 million and $4.0 million of the total amount was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended June 30,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2024 and 2023, respectively, and $7.3 million and $6.7 million of the total amount was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2024 and 2023, respectively.

Note 13.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At June 30, 2024, there were 33,995,563 common units issued, including 6,608,977 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There were no changes to common units or the general partner interest during the three and six months ended June 30, 2024.

Series A Preferred Units

On April 15, 2024 the Partnership redeemed all 2,760,000 of its Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding.

Series B Preferred Units

At June 30, 2024, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit outstanding. There were no changes to the Series B Preferred Units during the three and six months ended June 30, 2024.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2024 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2024 (1)	12/31/23	$0.7000	$23,797	$180	$2,857	$26,834
5/15/2024 (1)	03/31/24	0.7100	24,137	185	3,174	27,496
(1)	This distribution resulted in the Partnership exceeding its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on July 24, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.7200 per unit ($2.88 per unit on an annualized basis) on its common units for the period from April 1, 2024 through June 30, 2024. On August 14, 2024, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 8, 2024.

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

The Partnership paid the following cash distributions on the Series A Preferred Units during 2024 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution	Rate
2/15/2024	11/15/23 - 2/14/24	$0.77596	$2,142	10.42%

On April 15, 2024, the Partnership paid the full redemption price of $25.00 per Series A Preferred Unit, plus a cash distribution $0.514275 per unit for the period from February 15, 2024 through April 14, 2024, for a total amount of $70.4 million.

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

The Partnership paid the following cash distributions on the Series B Preferred Units during 2024 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/15/2024	11/15/23 - 2/14/24	$0.59375	$1,781
5/15/2024	2/15/24 - 5/14/24	0.59375	1,781

On July 15, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from May 15, 2024 through August 14, 2024. This distribution will be payable on August 15, 2024 to holders of record as of the opening of business on August 1, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,745,666	$1,423,454	$3,119,258	$2,599,077
Distillates and other oils (1)	917,022	683,256	2,182,778	1,967,056
Total	$2,662,688	$2,106,710	$5,302,036	$4,566,133
Product margin
Gasoline and gasoline blendstocks	$70,412	$39,023	$100,173	$59,409
Distillates and other oils (1)	21,453	20,699	41,112	53,446
Total	$91,865	$59,722	$141,285	$112,855
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,316,548	$1,350,354	$2,413,825	$2,536,220
Station operations (2)	149,525	148,100	279,693	275,266
Total	$1,466,073	$1,498,454	$2,693,518	$2,811,486
Product margin
Gasoline	$147,313	$127,883	$268,943	$248,699
Station operations (2)	74,154	71,196	140,241	133,926
Total	$221,467	$199,079	$409,184	$382,625
Commercial Segment:
Sales	$280,937	$226,526	$559,536	$484,398
Product margin	$6,222	$6,757	$13,190	$14,884
Combined sales and Product margin:
Sales	$4,409,698	$3,831,690	$8,555,090	$7,862,017
Product margin (3)	$319,554	$265,558	$563,659	$510,364
Depreciation allocated to cost of sales	(31,670)	(22,899)	(60,640)	(45,641)
Combined gross profit	$287,884	$242,659	$503,019	$464,723
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(3)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 121 million gallons and 107 million gallons of the GDSO segment’s sales for the three months ended June 30, 2024 and 2023, respectively, and 220 million gallons and 203 million gallons of the GDSO segment’s sales for the six months ended June 30, 2024 and 2023, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Combined gross profit	$287,884	$242,659	$503,019	$464,723
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	72,370	66,696	142,151	128,952
Operating expenses	129,959	110,379	250,109	218,732
Amortization expense	1,989	2,018	3,858	4,102
Net (gain) loss on sale and disposition of assets	(303)	884	(2,804)	(1,244)
Total operating costs and expenses	204,015	179,977	393,314	350,542
Operating income	83,869	62,682	109,705	114,181
(Loss) income from equity method investments	(346)	1,204	(1,725)	1,204
Interest expense	(35,531)	(21,806)	(65,227)	(43,874)
Income tax expense	(1,843)	(691)	(2,206)	(1,091)
Net income	$46,149	$41,389	$40,547	$70,420

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and six months ended June 30, 2024 and 2023.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at June 30, 2024 and December 31, 2023 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated (1)	Total
June 30, 2024	$1,256,420	$—	$1,897,897	$674,427	$3,828,744
December 31, 2023	$862,850	$—	$1,910,058	$673,103	$3,446,011
(1)	Includes the Partnership’s proportional share of assets related to its equity method investments (see Note 11).

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

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2024 and December 31, 2023 excludes 192,981 and 113,206 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income and the assumed allocation of net income (loss) to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$46,149	$42,347	$3,802	$—	$41,389	$39,050	$2,339	$—
Declared distribution	$28,159	$24,477	$189	$3,493	$25,178	$22,947	$169	$2,062
Assumed allocation of undistributed net income	17,990	17,870	120	—	16,211	16,103	108	—
Assumed allocation of net income	$46,149	$42,347	$309	$3,493	$41,389	$39,050	$277	$2,062
Less: Preferred limited partner interest in net income		2,097				3,463
Less: Redemption of Series A preferred limited partner units		2,634				—
Net income attributable to common limited partners		$37,616				$35,587
Denominator:
Basic weighted average common units outstanding		33,910				33,986
Dilutive effect of phantom units		368				20
Diluted weighted average common units outstanding		34,278				34,006
Basic net income per common limited partner unit		$1.11				$1.05
Diluted net income per common limited partner unit		$1.10				$1.05

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$40,547	$33,609	$6,938	$—	$70,420	$66,299	$4,121	$—
Declared distribution	$55,655	$48,614	$374	$6,667	$49,194	$45,214	$331	$3,649
Assumed allocation of undistributed net (loss) income	(15,108)	(15,005)	(103)	—	21,226	21,085	141	—
Assumed allocation of net income	$40,547	$33,609	$271	$6,667	$70,420	$66,299	$472	$3,649
Less: Preferred limited partner interest in net income		6,013				6,926
Less: Redemption of Series A preferred limited partner units		2,634				—
Net income attributable to common limited partners		$24,962				$59,373
Denominator:
Basic weighted average common units outstanding		33,936				33,986
Dilutive effect of phantom units		337				22
Diluted weighted average common units outstanding		34,273				34,008
Basic net income per common limited partner unit		$0.74				$1.75
Diluted net income per common limited partner unit		$0.73				$1.75

See Note 13, “Partners’ Equity and Cash Distributions” for information on declared cash distributions.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

By letter dated January 25, 2017, the Partnership received a notice of intent to sue (the “2017 NOI”) from Earthjustice related to alleged violations of the Clean Air Act (the “CAA”) specifically alleging that the Partnership was operating the Albany Terminal without a valid CAA Title V Permit. On February 9, 2017, the Partnership responded to Earthjustice advising that the 2017 NOI was without factual or legal merit and that the Partnership would move to dismiss any action commenced by Earthjustice. No action was taken by either the EPA or the New York State Department of Environmental Conservation (the “NYSDEC”) with regard to the Earthjustice allegations. At this time, there has been no further action taken by Earthjustice. Neither the EPA nor the NYSDEC has followed up on the 2017 NOI. The Albany Terminal had been operating pursuant to its then-existing Title V Permit, which had been extended in accordance with the State Administrative Procedures Act. Additionally, the Partnership had submitted a Title V Permit renewal and a request for modifications to its existing Title V Permit. On June 25, 2024, NYSDEC issued the Title V Permit renewal and modification. The Partnership believes that it has meritorious defenses against all allegations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2024, a petition was filed against the Partnership’s joint venture, SPR, and the Partnership’s wholly owned subsidiary, SPR Operator, in the District Court of Harris County, Texas, alleging, among other things, the wrongful death of a customer at a retail site in Houston, Texas. SPR and SPR Operator have meritorious defenses to the allegations in the petition and will vigorously contest this matter.

Note 17.    New Accounting Standards

There have been no recently issued accounting standards that are expected to have a material impact on the Partnership’s consolidated financial statements.

Note 18.    Subsequent Events

Distribution to Common Unitholders—On July 24, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.7200 per unit ($2.88 per unit on an annualized basis) for the period from April 1, 2024 through June 30, 2024. On August 14, 2024, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 8, 2024.

Distribution to Series B Preferred Unitholders—On July 15, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from May 15, 2024 through August 14, 2024. This distribution will be payable on August 15, 2024 to holders of record as of the opening of business on August 1, 2024.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

We account for our investments in Spring Partners Retail LLC (“SPR”) and Everett Landco GP, LLC (“Everett”) as equity method investments. Under this method , our share of income and losses is included in (loss) income from equity method investments in the accompanying consolidated statements of operations of Global Partners LP, and our investment balance in the joint ventures are included in equity method investments in the accompanying consolidated balance sheets of Global Partners LP. See Note 11 of Notes to Consolidated Financial Statements. Except as otherwise specifically indicated, the information and discussion and analysis in this section does not otherwise take into account the financial condition and results of operations of SPR or Everett.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of June 30, 2024, we had a portfolio of 1,595 owned, leased and/or supplied gasoline stations, including 322 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by our unconsolidated affiliate, SPR. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $4.3 billion and $8.3 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three and six months ended June 30, 2024, respectively. In addition, we had other revenues of approximately $0.1 billion and $0.2 billion for the three and six months ended June 30, 2024, respectively, from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2024 Events

Redemption of Series A Preferred Units—On April 15, 2024 we redeemed all of our outstanding Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding. See Note 13 of Notes to Consolidated Financial Statements for additional information.

Acquisition of Terminals from Gulf Oil—On April 9, 2024, we acquired four refined-product terminals from Gulf Oil Limited Partnership (“Gulf Oil”) which are located in Chelsea, MA, New Haven, CT, Linden, NJ and Woodbury, NJ, pursuant to a purchase agreement initially entered into on December 15, 2022 and subsequently amended and restated on February 23, 2024. The acquisition price was approximately $215.0 million, excluding inventory acquired from Gulf Oil. We financed the transaction with borrowings under our revolving credit facility. See Note 2 of Notes to Consolidated Financial Statements.

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

As of June 30, 2024, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated (1)	322
Commissioned agents	313
Lessee dealers	178
Contract dealers	782
Total	1,595
(1)	Excludes 64 sites operated by our joint venture, SPR (see Note 11 of Notes to Consolidated Financial Statements).

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$46,149	$41,389	$40,547	$70,420
EBITDA (1)	$118,789	$90,683	$175,732	$168,830
Adjusted EBITDA (1)	$121,114	$90,378	$177,122	$166,397
Distributable cash flow (2)(3)	$73,148	$54,800	$88,933	$101,128
Adjusted distributable cash flow (2)	$74,167	$53,324	$90,188	$99,652
Wholesale Segment:
Volume (gallons)	1,073,008	809,600	2,144,880	1,738,167
Sales
Gasoline and gasoline blendstocks	$1,745,666	$1,423,454	$3,119,258	$2,599,077
Distillates and other oils (4)	917,022	683,256	2,182,778	1,967,056
Total	$2,662,688	$2,106,710	$5,302,036	$4,566,133
Product margin
Gasoline and gasoline blendstocks	$70,412	$39,023	$100,173	$59,409
Distillates and other oils (4)	21,453	20,699	41,112	53,446
Total	$91,865	$59,722	$141,285	$112,855
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	407,028	417,362	771,308	796,588
Sales
Gasoline	$1,316,548	$1,350,354	$2,413,825	$2,536,220
Station operations (5)	149,525	148,100	279,693	275,266
Total	$1,466,073	$1,498,454	$2,693,518	$2,811,486
Product margin
Gasoline	$147,313	$127,883	$268,943	$248,699
Station operations (5)	74,154	71,196	140,241	133,926
Total	$221,467	$199,079	$409,184	$382,625
Commercial Segment:
Volume (gallons)	119,463	102,491	240,147	202,163
Sales	$280,937	$226,526	$559,536	$484,398
Product margin	$6,222	$6,757	$13,190	$14,884
Combined sales and product margin:
Sales	$4,409,698	$3,831,690	$8,555,090	$7,862,017
Product margin (6)	$319,554	$265,558	$563,659	$510,364
Depreciation allocated to cost of sales	(31,670)	(22,899)	(60,640)	(45,641)
Combined gross profit	$287,884	$242,659	$503,019	$464,723

GDSO portfolio as of June 30, 2024 and 2023:	2024	2023
Company operated (7)	322	341
Commissioned agents	313	298
Lessee dealers	178	187
Contract dealers	782	820
Total GDSO portfolio	1,595	1,646

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weather conditions:
Normal heating degree days	784	784	3,685	3,654
Actual heating degree days	685	681	3,227	3,094
Variance from normal heating degree days	(13)%	(13)%	(12)%	(15)%
Variance from prior period actual heating degree days	1%	4%	4%	(10)%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow includes a net gain (loss) on sale and disposition of assets of $0.3 million and ($0.9 million) for the three months ended June 30, 2024 and 2023, respectively, and $2.8 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. Distributable cash flow also includes (loss) income from equity method investments of ($0.3 million) and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and ($1.7 million) and $1.2 million for the six months ended June 30, 2024 and 2023, respectively (see Note 11 of Notes to Consolidated Financial Statements).
(4)	Distillates and other oils (primarily residual oil and crude oil).
(5)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(6)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(7)	Excludes 64 sites at June 30, 2024 that are operated by our SPR joint venture (see Note 11 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$46,149	$41,389	$40,547	$70,420
Depreciation and amortization	35,266	26,797	67,752	53,445
Interest expense	35,531	21,806	65,227	43,874
Income tax expense	1,843	691	2,206	1,091
EBITDA	118,789	90,683	175,732	168,830
Net (gain) loss on sale and disposition of assets	(303)	884	(2,804)	(1,244)
Loss (income) from equity method investments (1)	346	(1,204)	1,725	(1,204)
EBITDA related to equity method investments (1)	2,282	15	2,469	15
Adjusted EBITDA	$121,114	$90,378	$177,122	$166,397

Reconciliation of net cash provided by (used in) operating activities to EBITDA and adjusted EBITDA:
Net cash provided by (used in) operating activities	$24,346	$265,262	$(158,356)	$245,937
Net changes in operating assets and liabilities and certain non-cash items	57,069	(197,076)	266,655	(122,072)
Interest expense	35,531	21,806	65,227	43,874
Income tax expense	1,843	691	2,206	1,091
EBITDA	118,789	90,683	175,732	168,830
Net (gain) loss on sale and disposition of assets	(303)	884	(2,804)	(1,244)
Loss (income) from equity method investments (1)	346	(1,204)	1,725	(1,204)
EBITDA related to equity method investments (1)	2,282	15	2,469	15
Adjusted EBITDA	$121,114	$90,378	$177,122	$166,397
(1)	Represents our proportionate share of (loss) income and EBITDA, as applicable, related to our interests in our equity method investments (see Note 11 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Reconciliation of net income to distributable cash flow and adjusted distributable cash flow:
Net income	$46,149	$41,389	$40,547	$70,420
Depreciation and amortization	35,266	26,797	67,752	53,445
Amortization of deferred financing fees	1,873	1,364	3,704	2,711
Amortization of routine bank refinancing fees	(1,194)	(1,155)	(2,387)	(2,293)
Maintenance capital expenditures	(8,946)	(13,595)	(20,683)	(23,155)
Distributable cash flow (1)(2)	73,148	54,800	88,933	101,128
Loss (income) from equity method investments (3)	346	(1,204)	1,725	(1,204)
Distributable cash flow from equity method investments (3)	673	(272)	(470)	(272)
Adjusted distributable cash flow (1)	74,167	53,324	90,188	99,652
Distributions to preferred unitholders (4)	(2,097)	(3,463)	(6,013)	(6,926)
Adjusted distributable cash flow after distributions to preferred unitholders	$72,070	$49,861	$84,175	$92,726

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash provided by (used in) operating activities	$24,346	$265,262	$(158,356)	$245,937
Net changes in operating assets and liabilities and certain non-cash items	57,069	(197,076)	266,655	(122,072)
Amortization of deferred financing fees	1,873	1,364	3,704	2,711
Amortization of routine bank refinancing fees	(1,194)	(1,155)	(2,387)	(2,293)
Maintenance capital expenditures	(8,946)	(13,595)	(20,683)	(23,155)
Distributable cash flow (1)(2)	73,148	54,800	88,933	101,128
Loss (income) from equity method investments (3)	346	(1,204)	1,725	(1,204)
Distributable cash flow from equity method investments (3)	673	(272)	(470)	(272)
Adjusted distributable cash flow (1)	74,167	53,324	90,188	99,652
Distributions to preferred unitholders (4)	(2,097)	(3,463)	(6,013)	(6,926)
Adjusted distributable cash flow after distributions to preferred unitholders	$72,070	$49,861	$84,175	$92,726
(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow includes a net gain (loss) on sale and disposition of assets of $0.3 million and ($0.9 million) for the three months ended June 30, 2024 and 2023, respectively, and $2.8 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.
(3)	Represents our proportionate share of (loss) income and distributable cash flow, as applicable, related to our interests in our equity method investments (see Note 11 of Notes to Consolidated Financial Statements).
(4)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. On April 15, 2024, all of the Series A Preferred Units were redeemed and are no longer outstanding (see “—2024 Events”).

Results of Operations

Consolidated Sales

Our total sales were $4.4 billion and $3.8 billion for the three months ended June 30, 2024 and 2023, respectively, an increase of $0.6 billion, or 15%, primarily due to an increase in volume sold. Our aggregate volume of product sold was 1.6 billion gallons and 1.3 billion gallons for the three months ended June 30, 2024 and 2023, respectively, increasing 270 million gallons from the prior-year period (consisting of increases of 263 million gallons and 17 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 10 million gallons in our GDSO segment). The increase in our Wholesale segment sales includes the addition of 25 refined product terminals and related assets we acquired from Motiva Enterprises LLC (“Motiva”) in December 2023 which are located along the Atlantic Coast, in the Southeast and in Texas (the “Motiva Terminal Facilities”) and four refined-product terminals from we acquired from Gulf in April 2024 (the “Gulf Terminals”).

Our total sales were $8.5 billion and $7.8 billion for the six months ended June 30, 2024 and 2023, respectively, an increase of $0.7 billion, or 9%, primarily due to an increase in volume sold. Our aggregate volume of product sold was 3.2 billion gallons and 2.7 billion gallons for the six months ended June 30, 2024 and 2023, respectively, increasing 419 million gallons from the prior-year period (consisting of increases of 406 million gallons and 38 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 25 million gallons in our GDSO segment). The increase in our Wholesale segment sales includes the addition of the Motiva Terminal Facilities and the Gulf Terminals.

Gross Profit

Our gross profit was $287.9 million and $242.7 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $45.2 million, or 19%. Our Wholesale segment product margins increased in the second quarter primarily due to the acquisition of the Motiva Terminal Facilities and to more favorable market conditions in gasoline. In our GDSO segment, our gasoline distribution product margin increased primarily due to higher fuel margins (cents per gallon), and our station operations product margin increased due to an increase in activity at our convenience stores and increases in sundries and rental income. In our Commercial segment, our product margin decreased primarily due to less favorable market conditions. The increase in gross profit was partially offset by an $8.8 million increase in depreciation allocated to cost of sales.

Our gross profit was $503.0 million and $464.7 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $38.3 million, or 8%. Our Wholesale segment product margins increased in the first half of 2024 largely due to the acquisition of the Motiva Terminal Facilities, but were negatively impacted due to less favorable market conditions in residual oil and gasoline, largely in the first quarter compared to the same period in 2023. In our GDSO segment, our gasoline distribution product margin increased primarily due to higher fuel margins (cents per gallon), and our station operations product margin increased due to an increase in activity at our convenience stores and increases in sundries and rental income. In our Commercial segment, our product margin decreased primarily due to less favorable market conditions. The increase in gross profit was partially offset by a $15.0 million increase in depreciation allocated to cost of sales.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $1.7 billion and $1.4 billion for the three months ended June 30, 2024 and 2023, respectively, an increase of $0.3 billion, or 22%, primarily due to an increase in volume sold. Our gasoline and gasoline blendstocks product margin was $70.4 million and $39.0 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $31.4 million, or 80%, primarily due to the acquisition of the Motiva Terminal Facilities and to more favorable market conditions in gasoline.

Sales from wholesale gasoline and gasoline blendstocks were $3.1 billion and $2.6 billion for the six months ended June 30, 2024 and 2023, respectively, an increase of $0.5 billion, or 20%, primarily due to an increase in volume sold. Our gasoline and gasoline blendstocks product margin was $100.2 million and $59.4 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $40.8 million, or 69%, largely due to the acquisition of the Motiva Terminal Facilities. Our product margin for the first six months of 2024 was negatively impacted due to less favorable market conditions in gasoline in the first quarter compared to the same period in 2023.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil) were $0.9 billion and $0.7 billion for the three months ended June 30, 2024 and 2023, respectively, increasing $233.8 million, or 34%, primarily due to an increase in distillate volume sold. Our product margin from distillates and other oils was $21.5 million and $20.7 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $0.8 million, or 4%, primarily due to more favorable market conditions in distillates offset by less favorable market conditions in residual oil.

Sales from distillates and other oils were $2.2 billion and $2.0 billion for the six months ended June 30, 2024 and 2023, respectively, increasing $215.7 million, or 11%, primarily due to an increase in distillate volume sold offset by a decrease in residual oil volume sold. Our product margin from distillates and other oils was $41.1 million and $53.4 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $12.3 million, or 23%, primarily due to less favorable market conditions in residual oil.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.3 billion and $1.4 billion for the three months ended June 30, 2024 and 2023, respectively, decreasing $33.2 million, or 2%, primarily due to a decrease in volume sold. Our product margin from gasoline distribution was $147.3 million and $127.9 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $19.4 million, or 15%, primarily due to higher fuel margins (cents per gallon).

Sales from gasoline distribution were $2.4 billion and $2.5 billion for the six months ended June 30, 2024 and 2023, respectively, decreasing of $121.8 million, or 5%, primarily due to a decrease in volume sold. Our product margin from gasoline distribution was $268.9 million and $248.7 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $20.2 million, or 8%, primarily due to higher fuel margins (cents per gallon).

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $149.5 million and $148.1 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $1.4 million, or 1%. Our product margin from station operations was $74.2 million and $71.2 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $3.0 million, or 4%, due to an increase in activity at our convenience stores and increases in sundries and rental income.

Sales from our station operations were $279.7 million and $275.3 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $4.4 million, or 2%. Our product margin from station operations was $140.2 million and $133.9 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $6.3 million, or 5%, due to an increase in activity at our convenience stores and increases in sundries and rental income.

Results for Commercial Segment

Our commercial sales were $280.9 million and $226.5 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $54.4 million or 24%, primarily due to an increase in volume sold. Our commercial product margin was $6.2 million and $6.8 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $0.6 million, or 8%, primarily due to less favorable market conditions.

Our commercial sales were $559.5 million and $484.4 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $75.1 million or 15%, primarily due to an increase in volume sold. Our commercial product margin was $13.2 million and $14.9 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $1.7 million, or 11%, primarily due to less favorable market conditions.

Selling, General and Administrative Expenses

SG&A expenses were $72.3 million and $66.7 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $5.6 million, or 8%, including increases of $2.9 million in long-term accrued discretionary incentive compensation, $2.4 million in wages and benefits and $1.6 million in professional fees, offset by a decrease of $1.3 million in various other SG&A expenses.

SG&A expenses were $142.1 million and $128.9 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $13.2 million, or 10%, including increases of $4.1 million in long-term accrued discretionary incentive compensation, $3.9 million in wages and benefits, $2.2 million in professional fees, $1.5 million in acquisition costs largely due to the acquisition of the Motiva Terminal Facilities and $1.5 million in various other SG&A expenses.

Operating Expenses

Operating expenses were $130.0 million and $110.4 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $19.6 million, or 18%, including increases of $17.9 million in operating expenses associated with our terminals operations, largely related to the addition of the Motiva Terminal Facilities and the Gulf Terminals, and $1.7 million related to our GDSO operations.

Operating expenses were $250.1 million and $218.7 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $31.4 million, or 14%, including increases of $29.2 million in operating expenses associated with our terminals operations, largely related to the addition of the Motiva Terminal Facilities and, to a lesser extent, the Gulf Terminals, and $2.2 million related to our GDSO operations.

Amortization Expense

Amortization expense related to intangible assets was $2.0 million for each of the three months ended June 30, 2024 and 2023, and $3.9 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively.

Net Gain (Loss) on Sale and Disposition of Assets

Net gain (loss) on sale and disposition of assets was $0.3 million and ($0.9 million) for the three months ended June 30, 2024 and 2023, respectively, and $2.8 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively, primarily due to the sale of GDSO sites.

(Loss) income from Equity Method Investments

(Loss) income from equity method investments was ($0.3 million) and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and ($1.7 million) and $1.2 million for the six months ended June 30, 2024 and 2023, respectively, representing our proportional share of a loss (income) from our equity method investments in our joint ventures with SPR and Everett. See Note 11 of Notes to Consolidated Financial Statements for information on our equity method investments.

Interest Expense

Interest expense was $35.5 million and $21.8 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $13.7 million, or 63%, primarily due to interest expense related the 2032 Notes issued in January 2024 used to facilitate the acquisition of the Motiva Terminal Facilities and to higher average balances on our credit facilities as a result of the acquisition of the Gulf Terminals.

Interest expense was $65.2 million and $43.9 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $21.3 million, or 49%, primarily due to interest expense related the 2032 Notes issued in January 2024 used to facilitate the acquisition of the Motiva Terminal Facilities, higher average balances on our credit facilities as a result of the acquisition of the Gulf Terminals and a $1.4 million write-off of deferred financing fees associated with the accordion exercise and reallocation in February 2024.

Income Tax Expense

Income tax expense was $1.8 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively, which predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $116.4 million and $115.0 million at June 30, 2024 and December 31, 2023, respectively, an increase of $1.4 million. Changes in current assets and current liabilities increasing our working capital primarily include increases of $169.7 million in inventories, in part due to the inventory acquired from Gulf Oil, and $50.4 million in accounts receivable, and a decrease of $90.9 million in accounts payable. The increase in working capital was offset by an increase of $264.4 million in the current portion of our working capital revolving credit facility.

Cash Distributions

Common Units

During 2024, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2024	$26.8 million	Fourth quarter 2023
May 15, 2024	$27.5 million	First quarter 2024

In addition, on July 24, 2024, the board of directors of our general partner declared a quarterly cash distribution of $0.7200 per unit ($2.88 per unit on an annualized basis) on our common units for the period from April 1, 2024 through June 30, 2024 to our common unitholders of record as of the close of business on August 8, 2024. We expect to pay the total cash distribution of approximately $28.2 million on August 14, 2024.

Preferred Units

During 2024, we paid the following cash distributions to holders of the Series A Preferred Units:

Cash Distribution	Series A Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Quarterly Period Covering
2/15/2024	$2.1 million	12.42%	11/15/23 - 2/14/24

On April 15, 2024, we redeemed all of our outstanding Series A Preferred Units at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024, for a total amount of $70.4 million. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding.

During 2024, we paid the following cash distributions to holders of the Series B Preferred Units:

Cash Distribution	Series B Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Quarterly Period Covering
2/15/2024	$1.8 million	9.50%	11/15/23 - 2/14/24
5/15/2024	$1.8 million	9.50%	2/15/24 - 5/14/24

In addition, on July 15, 2024, the board of directors of our general partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from May 15, 2024 through August 14, 2024 to our Series B preferred unitholders of record as of the opening of business on August 1, 2024. We expect to pay the total cash distribution of approximately $1.8 million on August 15, 2024.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at June 30, 2024 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2024	Beyond 2024	Total
Credit facility obligations (1)	$158,801	$368,489	$527,290
Senior notes obligations (2)	44,594	1,670,721	1,715,315
Operating lease obligations (3)	79,489	563,291	642,780
Other long-term liabilities (4)	6,762	51,098	57,860
Financing obligations (5)	7,926	82,171	90,097
Total	$297,572	$2,735,770	$3,033,342
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2024 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 2, 2026 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our 7.00% senior notes due 2027, 6.875% senior notes due 2029 and 8.25% senior notes due 2032. No principal payments are required prior to maturity. See “—Senior Notes” for more information.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our brand fee agreement, amounts related to our access right agreements and our pension and deferred compensation obligations.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See “—Financing Obligations” for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $20.7 million and $23.2 million in maintenance capital expenditures for the six months ended June 30, 2024 and 2023, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $16.7 million and $21.3 million for the six months ended June 30, 2024 and 2023, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $11.5 million and $14.1 million in expansion capital expenditures, excluding acquired property and equipment, for the six months ended June 30, 2024 and 2023, respectively, primarily related to investments in our gasoline station and terminal businesses.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash used in (provided by) operating activities	$(158,356)	$245,937
Net cash used in investing activities	$(232,174)	$(107,573)
Net cash provided by (used in) financing activities	$385,002	$(131,360)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash (used in) provided by operating activities was ($158.3 million) and $245.9 million for the six months ended June 30, 2024 and 2023, respectively, for a period-over-period decrease in cash flow from operating activities of $403.4 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Six Months Ended
	June 30,
	2024	2023
(Increase) decrease in accounts receivable	$(50,370)	$47,549
(Increase) decrease in inventories	$(170,931)	$222,251
Decrease in accounts payable	$(90,878)	$(132,292)

For the six months ended June 30, 2024, the above changes include: (i) an increase in accounts receivable due in part to an increase in prices and to timing of sales, (ii) an increase in inventories due in part to the inventory acquired from Gulf Oil and to an increase in prices during the period, and (iii) a decrease in accounts payable due in part to timing of payments.

For the six months ended June 30, 2023, the decreases in accounts receivable, inventories and accounts payable are primarily due to the decrease in prices.

Investing Activities

Net cash used in investing activities was $232.2 million for the six months ended June 30, 2024 and included $215.0 million related to the acquisition of the Gulf Terminals, $32.2 million in capital expenditures, $10.1 million in expenditures associated with our equity method investments (see Note 11 of Notes to Consolidated Financial Statements) and $7.9 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations. Net cash used in investing activities for the six months ended June 30, 2024 was offset by $18.3 million in proceeds from the sale of property and equipment and $14.7 million in dividends received of equity method investments.

Net cash used in investing activities was $107.5 million for the six months ended June 30, 2023 and included $69.5 million in expenditures associated with our equity method investment in SPR (see Note 11 of Notes to Consolidated Financial Statements), $37.3 million in capital expenditures and $8.1 million in seller note issuances. Net cash used in investing activities was offset by $7.4 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the six months ended June 30, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $385.0 million for the six months ended June 30, 2024 and included $441.3 million in proceeds in connection with the issuance of the 2032 Notes and $264.4 million in net borrowings from our working capital revolving credit facility. Net cash provided by financing activities was offset by $180.0 million in net payments on our revolving credit facility, $69.0 million in cash paid in connection with the redemption of the Series A Preferred Units (see Note 11 of Notes to Consolidated Financial Statements), $61.4 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $7.9 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, $1.8 million in LTIP units withheld for tax obligations and $0.6 million paid pursuant to distribution equivalent rights previously granted under our LTIP.

Net cash used in financing activities was $131.4 million for the six months ended June 30, 2023 and included $86.3 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $64.0 million in net payments on our working capital revolving credit facility and $0.6 million paid pursuant to distribution equivalent rights and $0.5 million in LTIP units withheld for tax obligations, both of which are related to awards that vested in 2023. Net cash used in financing activities was offset by $20.0 million in net borrowings from our revolving credit facility

See Note 7 of Notes to Consolidated Financial Statements for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

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

As of June 30, 2024, there were two facilities under the credit agreement:

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

The average interest rates for the credit agreement were 7.6% and 7.1% for the three months ended June 30, 2024 and 2023, respectively, and 7.5% and 6.8% for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, we had $281.2 million borrowings outstanding on the working capital revolving credit facility and $200.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $60.1 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.01 billion and $1.13 billion at June 30, 2024 and December 31, 2023, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at June 30, 2024.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on the credit agreement.

Senior Notes

We had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at June 30, 2024 and December 31, 2023. We also had 8.250% senior notes due 2032 outstanding at June 30, 2024.

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

Financing Obligations

We had financing obligations outstanding at June 30, 2024 and December 31, 2023 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

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

During the three and six months ended June 30, 2024, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of June 30, 2024, we had total borrowings outstanding under our credit agreement of $481.2 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.8 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At June 30, 2024, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30,	Effect of 10%	Effect of 10%
	2024	Price Increase	Price Decrease
Exchange traded derivative contracts	$(27,655)	$(34,370)	$34,370
Forward derivative contracts	(1,919)	(13,812)	13,812
Total	$(29,574)	$(48,182)	$48,182

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2024. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $21.2 million at June 30, 2024.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs (1)	Programs (1)
April 1—April 30, 2024	—	—	—	—
May 1—May 30, 2024	140,000	44.55	—	826,187
June 1—June 30, 2024	35,000	47.26	—	791,187

(1)	In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Since the repurchase program was implemented and through June 30, 2024, our general partner repurchased 1,396,240 common units pursuant to this repurchase program. As of August 6, 2024, our general partner is authorized to acquire up to an additional 791,187 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 5.Other Information

During the three months ended June 30, 2024, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 7, 2024		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7 2024		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)