Form 10-Q
period 2024-09-30
GLOBAL PARTNERS LP
filed 2024-11-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The issuer had 33,995,563 common units outstanding as of November 6, 2024.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$20,567	$19,642
Accounts receivable, net	471,898	551,764
Accounts receivable-affiliates	6,107	8,142
Inventories	499,472	397,314
Brokerage margin deposits	18,482	12,779
Derivative assets	25,364	17,656
Prepaid expenses and other current assets	83,027	90,531
Total current assets	1,124,917	1,097,828
Property and equipment, net	1,661,397	1,513,545
Right of use assets, net	306,191	252,849
Intangible assets, net	19,372	20,718
Goodwill	422,342	429,215
Equity method investments	89,283	94,354
Other assets	41,613	37,502
Total assets	$3,665,115	$3,446,011
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$454,478	$648,717
Working capital revolving credit facility-current portion	219,200	16,800
Lease liability-current portion	49,704	59,944
Environmental liabilities-current portion	5,493	5,057
Trustee taxes payable	69,522	67,398
Accrued expenses and other current liabilities	182,486	179,887
Derivative liabilities	2,392	4,987
Total current liabilities	983,275	982,790
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	177,000	380,000
Senior notes	1,186,025	742,720
Lease liability-less current portion	262,754	200,195
Environmental liabilities-less current portion	72,510	71,092
Financing obligations	135,569	138,485
Deferred tax liabilities	64,156	68,909
Other long-term liabilities	60,504	61,160
Total liabilities	2,941,793	2,645,351
Partners’ equity
Series A preferred limited partners (0 and 2,760,000 units issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	—	67,476
Series B preferred limited partners (3,000,000 units issued and outstanding at September 30, 2024 and December 31, 2023)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,727,256 outstanding at September 30, 2024 and 33,995,563 units issued and 33,882,357 outstanding at December 31, 2023)	647,754	658,670
General partner interest (0.67% interest with 230,303 equivalent units outstanding at September 30, 2024 and December 31, 2023)	2,806	1,828
Accumulated other comprehensive income	457	381
Total partners’ equity	723,322	800,660
Total liabilities and partners’ equity	$3,665,115	$3,446,011

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales	$4,422,238	$4,221,045	$12,977,328	$12,083,062
Cost of sales	4,136,189	3,992,525	12,188,260	11,389,819
Gross profit	286,049	228,520	789,068	693,243
Costs and operating expenses:
Selling, general and administrative expenses	70,495	63,479	212,646	192,431
Operating expenses	137,126	115,944	387,235	334,676
Amortization expense	2,288	2,017	6,146	6,119
Net gain on sale and disposition of assets	(7,805)	(897)	(10,609)	(2,141)
Long-lived asset impairment	492	—	492	—
Total costs and operating expenses	202,596	180,543	595,910	531,085
Operating income	83,453	47,977	193,158	162,158
Other (loss) income and (expense):
(Loss) income from equity method investments	(147)	1,180	(1,872)	2,384
Interest expense	(35,129)	(21,089)	(100,356)	(64,963)
Income before income tax expense	48,177	28,068	90,930	99,579
Income tax expense	(2,255)	(1,260)	(4,461)	(2,351)
Net income	45,922	26,808	86,469	97,228
Less: General partner’s interest in net income, including incentive distribution rights	4,118	2,560	11,056	6,681
Less: Preferred limited partner interest in net income	1,781	3,712	7,794	10,638
Less: Redemption of Series A preferred limited partner units	—	—	2,634	—
Net income attributable to common limited partners	$40,023	$20,536	$64,985	$79,909
Basic net income per common limited partner unit	$1.18	$0.60	$1.92	$2.35
Diluted net income per common limited partner unit	$1.17	$0.60	$1.90	$2.35
Basic weighted average common limited partner units outstanding	33,781	33,983	33,884	33,985
Diluted weighted average common limited partner units outstanding	34,193	34,063	34,255	34,026

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$45,922	$26,808	$86,469	$97,228
Other comprehensive (loss) income:
Change in pension liability	990	(162)	76	962
Total other comprehensive (loss) income	990	(162)	76	962
Comprehensive income	$46,912	$26,646	$86,545	$98,190

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income	$86,469	$97,228
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	103,505	80,952
Amortization of deferred financing fees	5,576	4,134
Bad debt expense	16	642
Unit-based compensation expense	11,432	5,661
Write-off of financing fees	1,440	482
Net gain on sale and disposition of assets	(10,609)	(2,141)
Long-lived asset impairment	492	—
Loss (income) from equity method investments	1,872	(2,384)
Dividends received on equity method investments	204	850
Changes in operating assets and liabilities:
Accounts receivable	79,850	(43,284)
Accounts receivable-affiliate	2,035	(1,599)
Inventories	(105,314)	175,268
Broker margin deposits	(5,703)	(2,013)
Prepaid expenses, all other current assets and other assets	6,368	(8,672)
Accounts payable	(194,239)	27,288
Trustee taxes payable	2,124	17,707
Change in derivatives	(10,303)	29,208
Accrued expenses, all other current liabilities and other long-term liabilities	(10,862)	(36,302)
Net cash (used in) provided by operating activities	(35,647)	343,025
Cash flows from investing activities
Acquisitions	(215,000)	(1,500)
Equity method investments	(13,884)	(69,482)
Capital expenditures	(56,497)	(54,740)
Seller note issuances	(7,938)	(8,155)
Dividends received of equity method investments	16,879	—
Proceeds from sale of property and equipment, net	46,071	12,070
Net cash used in investing activities	(230,369)	(121,807)
Cash flows from financing activities
Net borrowings from (payments on) working capital revolving credit facility	202,400	(87,700)
Net payments on revolving credit facility	(203,000)	(10,000)
Proceeds from senior notes, net	441,301	—
Redemption of Series A preferred units	(69,000)	—
Repurchase of common units	(11,161)	(676)
LTIP units withheld for tax obligations	(1,818)	(469)
Distribution equivalent rights	(566)	(149)
Distributions to limited partners and general partner	(91,215)	(114,966)
Net cash provided by (used in) financing activities	266,941	(213,960)
Cash and cash equivalents
Increase in cash and cash equivalents	925	7,258
Cash and cash equivalents at beginning of period	19,642	4,040
Cash and cash equivalents at end of period	$20,567	$11,298
Supplemental information
Cash paid during the period for interest	$87,650	$62,832

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and nine months ended September 30, 2024	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2023	$67,476	$72,305	$658,670	$1,828	$381	$800,660
Net income (loss)	2,135	1,781	(12,654)	3,136	—	(5,602)
Distributions to limited partners and general partner	(2,135)	(1,781)	(23,797)	(3,037)	—	(30,750)
Unit-based compensation	—	—	2,596	—	—	2,596
Other comprehensive loss	—	—	—	—	(584)	(584)
LTIP units withheld for tax obligations	—	—	(1,818)	—	—	(1,818)
Distribution equivalent rights	—	—	(519)	—	—	(519)
Dividends on repurchased units	—	—	21	—	—	21
Balance at March 31, 2024	$67,476	$72,305	$622,499	$1,927	$(203)	$764,004
Redemption of preferred units	(66,366)	—	(2,634)	—	—	(69,000)
Net income	316	1,781	40,250	3,802	—	46,149
Distributions to limited partners and general partner	(1,426)	(1,781)	(24,137)	(3,359)	—	(30,703)
Unit-based compensation	—	—	4,115	—	—	4,115
Other comprehensive loss	—	—	—	—	(330)	(330)
Repurchase of common units	—	—	(7,902)	—	—	(7,902)
Distribution equivalent rights	—	—	(777)	—	—	(777)
Dividends on repurchased units	—	—	19	—	—	19
Balance at June 30, 2024	$—	$72,305	$631,433	$2,370	$(533)	$705,575
Net income	—	1,781	40,023	4,118	—	45,922
Distributions to limited partners and general partner	—	(1,781)	(24,477)	(3,682)	—	(29,940)
Unit-based compensation	—	—	4,721	—	—	4,721
Other comprehensive income	—	—	—	—	990	990
Repurchase of common units	—	—	(3,259)	—	—	(3,259)
Distribution equivalent rights	—	—	(825)	—	—	(825)
Dividends on repurchased units	—	—	138	—	—	138
Balance at September 30, 2024	$—	$72,305	$647,754	$2,806	$457	$723,322

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and nine months ended September 30, 2023	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2022	$67,226	$72,305	$648,956	$406	$(449)	$788,444
Net income	1,682	1,781	23,786	1,782	—	29,031
Distributions to limited partners and general partner	(1,682)	(1,781)	(53,458)	(1,952)	—	(58,873)
Unit-based compensation	—	—	1,094	—	—	1,094
Other comprehensive income	—	—	—	—	452	452
LTIP units withheld for tax obligations	—	—	(469)	—	—	(469)
Distribution equivalent rights	—	—	(406)	—	—	(406)
Dividends on repurchased units	—	—	15	—	—	15
Balance at March 31, 2023	$67,226	$72,305	$619,518	$236	$3	$759,288
Net income	1,682	1,781	35,587	2,339	—	41,389
Distributions to limited partners and general partner	(1,682)	(1,781)	(22,267)	(1,749)	—	(27,479)
Unit-based compensation	—	—	2,067	—	—	2,067
Other comprehensive income	—	—	—	—	672	672
Distribution equivalent rights	—	—	(411)	—	—	(411)
Dividends on repurchased units	—	—	6	—	—	6
Balance at June 30, 2023	$67,226	$72,305	$634,500	$826	$675	$775,532
Net income	1,931	1,781	20,536	2,560	—	26,808
Distributions to limited partners and general partner	(1,682)	(1,781)	(22,947)	(2,231)	—	(28,641)
Unit-based compensation	—	—	2,500	—	—	2,500
Other comprehensive loss	—	—	—	—	(162)	(162)
Repurchase of common units	—	—	(676)	—	—	(676)
Distribution equivalent rights	—	—	(892)	—	—	(892)
Dividends on repurchased units	—	—	6	—	—	6
Balance at September 30, 2023	$67,475	$72,305	$633,027	$1,155	$513	$774,475

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. The Partnership is one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of September 30, 2024, the Partnership had a portfolio of 1,589 owned, leased and/or supplied gasoline stations, including 306 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by the Partnership’s unconsolidated affiliate, Spring Partners Retail LLC (“SPR”). The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

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

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of September 30, 2024, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,415,996 common units, and the General Partner held 268,307 common units on behalf of the Partnership pursuant to its repurchase program for future Long-Term Incentive Plan (“LTIP”) obligations, representing in the aggregate a 19.7% limited partner interest.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2024. The consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	70%	73%	67%	68%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	27%	23%	30%	28%
Convenience store and prepared food sales, rental income and sundries	3%	4%	3%	4%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Wholesale segment	22%	15%	24%	20%
Gasoline Distribution and Station Operations segment	75%	82%	73%	77%
Commercial segment	3%	3%	3%	3%
Total	100%	100%	100%	100%

See Note 14, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and nine months ended September 30, 2024 and 2023.

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

In connection with the acquisition, the Partnership incurred acquisition costs of approximately $2.7 million during 2024 which were capitalized as property and equipment in the accompanying balance sheet at September 30, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.     Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended September 30, 2024
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$544,210	$1,269,955	$192,661	$2,006,826
Station operations	—	129,576	—	129,576
Total revenue from contracts with customers	544,210	1,399,531	192,661	2,136,402
Other sales:
Revenue originating as physical forward contracts and exchanges	2,179,349	—	84,469	2,263,818
Revenue from leases	651	21,367	—	22,018
Total other sales	2,180,000	21,367	84,469	2,285,836
Total sales	$2,724,210	$1,420,898	$277,130	$4,422,238

	Three Months Ended September 30, 2023
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$1,027,213	$1,460,670	$183,421	$2,671,304
Station operations	—	136,133	—	136,133
Total revenue from contracts with customers	1,027,213	1,596,803	183,421	2,807,437
Other sales:
Revenue originating as physical forward contracts and exchanges	1,302,160	—	90,373	1,392,533
Revenue from leases	523	20,552	—	21,075
Total other sales	1,302,683	20,552	90,373	1,413,608
Total sales	$2,329,896	$1,617,355	$273,794	$4,221,045

	Nine Months Ended September 30, 2024
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$2,001,437	$3,683,780	$567,886	$6,253,103
Station operations	—	367,864	—	367,864
Total revenue from contracts with customers	2,001,437	4,051,644	567,886	6,620,967
Other sales:
Revenue originating as physical forward contracts and exchanges	6,022,577	—	268,780	6,291,357
Revenue from leases	2,232	62,772	—	65,004
Total other sales	6,024,809	62,772	268,780	6,356,361
Total sales	$8,026,246	$4,114,416	$836,666	$12,977,328

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

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both September 30, 2024 and December 31, 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Distillates: home heating oil, diesel and kerosene	$230,329	$154,890
Gasoline	153,991	134,749
Gasoline blendstocks	40,596	31,146
Residual oil	44,644	45,774
Renewable identification numbers (RINs)	2,399	1,684
Convenience store inventory	27,513	29,071
Total	$499,472	$397,314

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $3.8 million and $0.5 million at September 30, 2024 and December 31, 2023, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $27.2 million and $29.8 million at September 30, 2024 and December 31, 2023, respectively. Exchange transactions are valued using current carrying costs.

Note 5.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment (in thousands):

Balance at December 31, 2023	$429,215
Dispositions (1)	(6,873)
Balance at September 30, 2024	$422,342
(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets.

Note 6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Buildings and improvements	$1,898,558	$1,738,122
Land	670,941	614,548
Fixtures and equipment	51,581	47,589
Idle plant assets	30,500	30,500
Construction in process	58,631	54,281
Capitalized internal use software	33,808	33,808
Total property and equipment	2,744,019	2,518,848
Less accumulated depreciation	1,082,622	1,005,303
Total	$1,661,397	$1,513,545

Property and equipment includes retail gasoline station assets held for sale of $6.7 million and $20.3 million at September 30, 2024 and December 31, 2023, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2024, the Partnership had a $38.7 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both September 30, 2024 and December 31, 2023.

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

Evaluation of Long-Lived Asset Impairment

The Partnership recognized impairment charges relating to certain right of use assets and construction in process assets allocated to the GDSO segment in the total amount of $0.5 million for each of the three and nine months ended September 30, 2024, which are included in long-lived asset impairment in the accompanying consolidated statements of operations. No impairment charges were recognized for the three and nine months ended September 30, 2023.

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

As of September 30, 2024, there were two facilities under the Credit Agreement:

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

The average interest rates for the Credit Agreement were 7.6% and 7.5% for the three months ended September 30, 2024 and 2023, respectively, and 7.6% and 7.0% for the nine months ended September 30, 2024 and 2023, respectively.

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

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	September 30,	December 31,
	2024	2023
Total available commitments	$1,550,000	$1,750,000

Working capital revolving credit facility-current portion	219,200	16,800
Working capital revolving credit facility-less current portion	—	—
Revolving credit facility	177,000	380,000
Total borrowings outstanding	396,200	396,800

Less outstanding letters of credit	68,200	220,200

Total remaining availability for borrowings and letters of credit (1)	$1,085,600	$1,133,000
(1)	Subject to borrowing base limitations.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at September 30, 2024.

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on the Credit Agreement.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Borrowings from working capital revolving credit facility	$1,896,200	$1,856,600
Payments on working capital revolving credit facility	(1,693,800)	(1,944,300)
Net borrowings from (payments on) working capital revolving credit facility	$202,400	$(87,700)
Borrowings from revolving credit facility	$218,800	$59,500
Payments on revolving credit facility	(421,800)	(69,500)
Net payments on revolving credit facility	$(203,000)	$(10,000)

Senior Notes

The Partnership had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at September 30, 2024 and December 31, 2023. The Partnership also had 8.250% senior notes due 2032 outstanding at September 30, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The 2032 Notes mature on January 15, 2032 with interest accruing at a rate of 8.250% per annum. Interest was payable beginning July 15, 2024 and thereafter semi-annually in arrears on January 15 and July 15 of each year. The 2032 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2032 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2032 Notes may declare the 2032 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the 2032 Notes to become due and payable.

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

Financing Obligations

The Partnership had financing obligations outstanding at September 30, 2024 and December 31, 2023 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on these financial obligations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. Primarily in connection with the accordion exercise and reallocation in February 2024, the Partnership incurred expenses of approximately $0 and $1.4 million associated with the write-off of a portion of the related deferred financing fees for the three and nine months ended September 30, 2024, respectively. These expenses are included in interest expense in the accompanying consolidated statements of operations. The Partnership had unamortized deferred financing fees of $21.7 million and $20.0 million at September 30, 2024 and December 31, 2023, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $7.3 million and $12.2 million at September 30, 2024 and December 31, 2023, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $14.0 million and $7.3 million at September 30, 2024 and December 31, 2023, respectively. Unamortized fees related to the Partnership’s sale-lease transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.4 million and $0.5 million at September 30, 2024 and December 31, 2023, respectively.

Amortization expense of approximately $1.9 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and $5.6 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively is included in interest expense in the accompanying consolidated statements of operations.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at September 30, 2024:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	68,387	Thousands of barrels
Short	(71,857)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	5,495	Thousands of barrels
Short	(5,906)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2024	2023	2024	2023
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$10,028	$(9,831)	$13,422	$(3,521)
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(11,003)	$8,822	$(17,608)	$(3,376)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives not designated as	Recognized in	September 30,		September 30,
hedging instruments	Income on Derivatives	2024	2023	2024	2023
Commodity contracts	Cost of sales	$2,706	$(2,444)	$2,456	$(473)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at September 30, 2024 and December 31, 2023 (in thousands):

		September 30, 2024
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$3,107	$72,761	$75,868
Forward derivative contracts (1)	Derivative assets	—	25,364	25,364
Total asset derivatives		$3,107	$98,125	$101,232

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(50,755)	$(50,755)
Forward derivative contracts (1)	Derivative liabilities	—	(2,392)	(2,392)
Total liability derivatives		$—	$(53,147)	$(53,147)

		December 31, 2023
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$67,430	$67,430
Forward derivative contracts (1)	Derivative assets	—	17,656	17,656
Total asset derivatives		$—	$85,086	$85,086

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$10,678	$(44,687)	$(34,009)
Forward derivative contracts (1)	Derivative liabilities	—	(4,987)	(4,987)
Total liability derivatives		$10,678	$(49,674)	$(38,996)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value at September 30, 2024
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$25,364	$—	$25,364
Exchange-traded/cleared derivative instruments (2)	25,113	—	(6,631)	18,482
Pension plans	10,485	—	—	10,485
Total assets	$35,598	$25,364	$(6,631)	$54,331

Liabilities:
Forward derivative contracts (1)	$—	$(2,392)	$—	$(2,392)

	Fair Value at December 31, 2023
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$17,656	$—	$17,656
Exchange-traded/cleared derivative instruments (2)	33,421	—	(20,642)	12,779
Pension plans	19,113	—	—	19,113
Total assets	$52,534	$17,656	$(20,642)	$49,548

Liabilities:
Forward derivative contracts (1)	$—	$(4,987)	$—	$(4,987)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	September 30, 2024		December 31, 2023
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$403,000	$400,000	$390,516
6.875% senior notes due 2029	$350,000	$349,563	$350,000	$340,130
8.250% senior notes due 2032	$450,000	$465,750	$—	$—

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

Note10.    Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2024 (in thousands):

	Balance at				Other	Balance at
	December 31,	Additions	Payments	Dispositions	Adjustments	September 30,
Environmental Liability Related to:	2023	2024	2024	2024	2024	2024
Retail gasoline stations	$63,539	$—	$(2,840)	$(2,171)	$184	$58,712
Terminals	12,610	6,850	(245)	—	76	19,291
Total environmental liabilities	$76,149	$6,850	$(3,085)	$(2,171)	$260	$78,003
Current portion	$5,057					$5,493
Long-term portion	71,092					72,510
Total environmental liabilities	$76,149					$78,003

In connection with the acquisition of four refined product terminals from Gulf Oil as described in Note 2, the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $6.9 million as of September 30, 2024.

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

The Partnership recognized income of $0 and $0.2 million for the three and nine months ended September 30, 2024, respectively, which is included in (loss) income from equity method investments in the accompanying consolidated statements of operations. As of September 30, 2024, the Partnership’s investment balance in the joint venture was $15.8 million, which is included in equity method investments in the accompanying consolidated balance sheet.

On December 5, 2023, Landco completed the purchase of the Project Site. In addition, the Partnership provided certain financial guarantees of Everett’s performance pursuant to a Terminal Demolition and Remediation Responsibilities Agreement (“TDRRA”) between Landco and ExxonMobil (the “Remediation Guaranty”). The Remediation Guaranty was executed at the closing of the Project Site purchase, concurrently with Landco’s execution of the TDRRA. The Remediation Guaranty was provided to ExxonMobil to provide security for Landco’s obligations to perform and complete the demolition and remediation responsibilities set forth in the TDRRA. The maximum amount of financial assurances liability of the Partnership under the Remediation Guaranty is $75.0 million (the “Guaranty Threshold”). The Guaranty Threshold will be reduced on a dollar-for-dollar basis as Landco undertakes demolition and remediation activities under the TDRRA. The Partnership received financial assurances from the Everett Investor and certain of its affiliates that allow the Partnership to recover 70% of any amounts paid under the Remediation Guaranty, up to $52.5 million. The Partnership’s loss exposure for the Everett investment is limited to the Partnership’s investment in the joint venture and any amounts due under the Remediation Guaranty. The Partnership recognized its performance obligation under the Remediation Guaranty at fair value, which was immaterial at both September 30, 2024 and December 31, 2023.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Spring Partners Retail LLC

On March 1, 2023, the Partnership entered into a Limited Liability Company Agreement, as amended (the “SPR LLC Agreement”) of SPR, a Delaware limited liability company formed as a joint venture with ExxonMobil for the purpose of engaging in the business of operating retail locations in the state of Texas and such other states as may be approved by SPR’s board of managers. In accordance with the SPR LLC Agreement, the Partnership invested approximately $69.5 million in cash for a 49.99% ownership interest. ExxonMobil has the remaining 50.01% ownership interest in SPR. SPR is managed by a two-person board of managers, one of whom is designated by the Partnership. The day-to-day activities of SPR are operated by SPR Operator, a wholly owned subsidiary of the Partnership. SPR Operator provides administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for an annual fixed fee.

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

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. There have been no changes to the portfolio as of September 30, 2024.

The Partnership recognized a (loss) income of ($0.1 million) and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and ($2.1 million) and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in (loss) income from equity method investments in the accompanying consolidated statement of operations. As of September 30, 2024, the Partnership’s investment balance in the joint venture was $73.5 million, which is included in equity method investments in the accompanying consolidated balance sheet.

Note 12.    Related Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of September 30, 2024, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—Affiliates of the Slifka family own 100% of the ownership interests in the General Partner. The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $55.1 million and $36.4 million for the three months ended September 30, 2024 and 2023, respectively, and $165.4 million and $117.9 million for the nine months ended September 30, 2024 and 2023, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 11). Pursuant to this agreement, certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. The Partnership received approximately $0.8 million and $0.5 million from SPR associated with the operations and management agreement for the three months ended September 30, 2024 and 2023, respectively, and $2.7 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees, which amounted to $4.2 million and $4.3 million for the three months ended September 30, 2024 and 2023, respectively, and $13.0 million and $5.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Accounts receivable–affiliates consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Receivables from the General Partner (1)	$4,328	$8,031
Receivables from Spring Partners Retail LLC (2)	1,779	111
Total	$6,107	$8,142
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	Receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement.

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

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s current government storage contract at the Revere Terminal and potential

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, will occur upon the expiration of such storage contract. The Partnership recorded a total of approximately $23.8 million and $17.6 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Approximately ($1.1 million) and $2.8 million of the total amount was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2024 and 2023, respectively, and $6.2 million and $9.5 million of the total amount was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2024 and 2023, respectively.

Note 13.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At September 30, 2024, there were 33,995,563 common units issued, including 6,415,996 common units held by affiliates of the General Partner, including directors and executive officers, and 268,307 common units held by the General Partner on behalf of the Partnership pursuant to its repurchase program for future LTIP obligations, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There were no changes to common units or the general partner interest during the three and nine months ended September 30, 2024.

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

Series B Preferred Units

At September 30, 2024, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit outstanding. There were no changes to the Series B Preferred Units during the three and nine months ended September 30, 2024.

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2024 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2024 (1)	12/31/23	$0.7000	$23,797	$180	$2,857	$26,834
5/15/2024 (1)	03/31/24	0.7100	24,137	185	3,174	27,496
8/14/2024 (1)	06/30/24	0.7200	24,477	189	3,493	28,159
(1)	This distribution resulted in the Partnership exceeding its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on October 23, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.7300 per unit ($2.92 per unit on an annualized basis) on its common units for the period from July 1, 2024 through September 30, 2024. On November 14, 2024, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 8, 2024.

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

The Partnership paid the following cash distributions on the Series B Preferred Units during 2024 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/15/2024	11/15/23 - 2/14/24	$0.59375	$1,781
5/15/2024	2/15/24 - 5/14/24	0.59375	1,781
8/15/2024	5/15/24 - 8/14/24	0.59375	1,781

On October 15, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from August 15, 2024 through November 14, 2024. This distribution will be payable on November 15, 2024 to holders of record as of the opening of business on November 1, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,790,302	$1,614,459	$4,909,560	$4,213,536
Distillates and other oils (1)	933,908	715,437	3,116,686	2,682,493
Total	$2,724,210	$2,329,896	$8,026,246	$6,896,029
Product margin
Gasoline and gasoline blendstocks	$43,024	$20,390	$143,197	$79,799
Distillates and other oils (1)	28,118	16,780	69,230	70,226
Total	$71,142	$37,170	$212,427	$150,025
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,269,955	$1,460,670	$3,683,780	$3,996,890
Station operations (2)	150,943	156,685	430,636	431,951
Total	$1,420,898	$1,617,355	$4,114,416	$4,428,841
Product margin
Gasoline	$164,122	$132,000	$433,065	$380,699
Station operations (2)	73,590	74,530	213,831	208,456
Total	$237,712	$206,530	$646,896	$589,155
Commercial Segment:
Sales	$277,130	$273,794	$836,666	$758,192
Product margin	$9,509	$8,426	$22,699	$23,310
Combined sales and Product margin:
Sales	$4,422,238	$4,221,045	$12,977,328	$12,083,062
Product margin (3)	$318,363	$252,126	$882,022	$762,490
Depreciation allocated to cost of sales	(32,314)	(23,606)	(92,954)	(69,247)
Combined gross profit	$286,049	$228,520	$789,068	$693,243
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(3)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 122 million gallons and 110 million gallons of the GDSO segment’s sales for the three months ended September 30, 2024 and 2023, respectively, and 342 million gallons and 314 million gallons of the GDSO segment’s sales for the nine months ended September 30, 2024 and 2023, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Combined gross profit	$286,049	$228,520	$789,068	$693,243
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	70,495	63,479	212,646	192,431
Operating expenses	137,126	115,944	387,235	334,676
Amortization expense	2,288	2,017	6,146	6,119
Net gain on sale and disposition of assets	(7,805)	(897)	(10,609)	(2,141)
Long-lived asset impairment	492	—	492	—
Total operating costs and expenses	202,596	180,543	595,910	531,085
Operating income	83,453	47,977	193,158	162,158
(Loss) income from equity method investments	(147)	1,180	(1,872)	2,384
Interest expense	(35,129)	(21,089)	(100,356)	(64,963)
Income tax expense	(2,255)	(1,260)	(4,461)	(2,351)
Net income	$45,922	$26,808	$86,469	$97,228

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and nine months ended September 30, 2024 and 2023.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at September 30, 2024 and December 31, 2023 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated (1)	Total
September 30, 2024	$1,188,573	$—	$1,872,341	$604,201	$3,665,115
December 31, 2023	$862,850	$—	$1,910,058	$673,103	$3,446,011
(1)	Includes the Partnership’s equity method investments (see Note 11).

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

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2024 and December 31, 2023 excludes 268,307 and 113,206 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$45,922	$41,804	$4,118	$—	$26,808	$24,248	$2,560	$—
Declared distribution	$28,821	$24,817	$194	$3,810	$25,841	$23,287	$174	$2,380
Assumed allocation of undistributed net income	17,101	16,987	114	—	967	961	6	—
Assumed allocation of net income	$45,922	$41,804	$308	$3,810	$26,808	$24,248	$180	$2,380
Less: Preferred limited partner interest in net income		1,781				3,712
Net income attributable to common limited partners		$40,023				$20,536
Denominator:
Basic weighted average common units outstanding		33,781				33,983
Dilutive effect of phantom units		412				80
Diluted weighted average common units outstanding		34,193				34,063
Basic net income per common limited partner unit		$1.18				$0.60
Diluted net income per common limited partner unit		$1.17				$0.60

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$86,469	$75,413	$11,056	$—	$97,228	$90,547	$6,681	$—
Declared distribution	$84,476	$73,431	$568	$10,477	$75,035	$68,501	$505	$6,029
Assumed allocation of undistributed net income	1,993	1,982	11	—	22,193	22,046	147	—
Assumed allocation of net income	$86,469	$75,413	$579	$10,477	$97,228	$90,547	$652	$6,029
Less: Preferred limited partner interest in net income		7,794				10,638
Less: Redemption of Series A preferred limited partner units		2,634				—
Net income attributable to common limited partners		$64,985				$79,909
Denominator:
Basic weighted average common units outstanding		33,884				33,985
Dilutive effect of phantom units		371				41
Diluted weighted average common units outstanding		34,255				34,026
Basic net income per common limited partner unit		$1.92				$2.35
Diluted net income per common limited partner unit		$1.90				$2.35

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

Other

In January 2022, the Partnership was served with a complaint filed in the Middlesex County Superior Court of the Commonwealth of Massachusetts against the Partnership and its wholly owned subsidiaries, Global Companies LLC (“Global Companies”) and Alliance Energy LLC (“Alliance”), alleging, among other things, that a plaintiff truck driver, while (1) loading gasoline and diesel fuel at terminals owned and operated by the Partnership located in Albany, New York and Revere, Massachusetts and (2) unloading gasoline and diesel fuel at gasoline stations owned and/or operated by the Partnership throughout New York, Massachusetts and New Hampshire, contracted aplastic anemia as a result of exposure to benzene-containing products and/or vapors therefrom. In October 2024, the parties agreed in principle to fully settle the allegations alleged in the complaint and dismiss the complaint in its entirety with prejudice, subject to the execution by the parties of a mutually acceptable settlement and release agreement.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2020, the Partnership was served with a complaint filed against the Partnership and its wholly owned subsidiary, Global Companies alleging, among other things, wrongful death and loss of consortium. The complaint, filed in the Middlesex County Superior Court of the Commonwealth of Massachusetts, alleges, among other things, that a truck driver (whose estate is a co-plaintiff), while loading gasoline and diesel fuel at terminals owned and operated by the Partnership located in Albany, New York and Burlington, Vermont, was exposed to benzene-containing products and/or vapors therefrom. In October 2024, the parties reached a full settlement of the complaint. In connection therewith, the Partnership and Global Companies have been fully released of any and all liabilities and claims with respect to the matters alleged in the complaint and, upon satisfaction of the terms of the settlement agreement, the complaint will be dismissed in its entirety with prejudice.

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

Note 18.    Subsequent Events

Distribution to Common Unitholders—On October 23, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.7300 per unit ($2.92 per unit on an annualized basis) for the period from July 1, 2024 through September 30, 2024. On November 14, 2024, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 8, 2024.

Distribution to Series B Preferred Unitholders—On October 15, 2024, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from August 15, 2024 through November 14, 2024. This distribution will be payable on November 15, 2024 to holders of record as of the opening of business on November 1, 2024.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

We account for our investments in Spring Partners Retail LLC (“SPR”) and Everett Landco GP, LLC (“Everett”) as equity method investments. Under this method, our share of income and losses is included in (loss) income from equity method investments in the accompanying consolidated statements of operations of Global Partners LP, and our investment balance in the joint ventures are included in equity method investments in the accompanying consolidated balance sheets of Global Partners LP. See Note 11 of Notes to Consolidated Financial Statements. Except as otherwise specifically indicated, the information and discussion and analysis in this section does not otherwise take into account the financial condition and results of operations of SPR or Everett.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of September 30, 2024, we had a portfolio of 1,589 owned, leased and/or supplied gasoline stations, including 306 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by our unconsolidated affiliate, SPR. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $4.2 billion and $12.5 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three and nine months ended September 30, 2024, respectively. In addition, we had other revenues of approximately $0.2 billion and $0.4 billion for the three and nine months ended September 30, 2024, respectively, from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

As of September 30, 2024, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated (1)	306
Commissioned agents	312
Lessee dealers	177
Contract dealers	794
Total	1,589
(1)	Excludes 64 sites operated by our joint venture, SPR (see Note 11 of Notes to Consolidated Financial Statements).

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$45,922	$26,808	$86,469	$97,228
EBITDA (1)	$119,059	$76,664	$294,791	$245,494
Adjusted EBITDA (1)	$113,956	$77,732	$291,078	$244,129
Distributable cash flow (2)(3)	$71,133	$42,229	$160,066	$143,357
Adjusted distributable cash flow (2)	$71,639	$43,262	$161,827	$142,914
Wholesale Segment:
Volume (gallons)	1,185,784	829,706	3,330,664	2,567,873
Sales
Gasoline and gasoline blendstocks	$1,790,302	$1,614,459	$4,909,560	$4,213,536
Distillates and other oils (4)	933,908	715,437	3,116,686	2,682,493
Total	$2,724,210	$2,329,896	$8,026,246	$6,896,029
Product margin
Gasoline and gasoline blendstocks	$43,024	$20,390	$143,197	$79,799
Distillates and other oils (4)	28,118	16,780	69,230	70,226
Total	$71,142	$37,170	$212,427	$150,025
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	412,697	426,794	1,184,005	1,223,382
Sales
Gasoline	$1,269,955	$1,460,670	$3,683,780	$3,996,890
Station operations (5)	150,943	156,685	430,636	431,951
Total	$1,420,898	$1,617,355	$4,114,416	$4,428,841
Product margin
Gasoline	$164,122	$132,000	$433,065	$380,699
Station operations (5)	73,590	74,530	213,831	208,456
Total	$237,712	$206,530	$646,896	$589,155
Commercial Segment:
Volume (gallons)	122,648	108,383	362,795	310,546
Sales	$277,130	$273,794	$836,666	$758,192
Product margin	$9,509	$8,426	$22,699	$23,310
Combined sales and product margin:
Sales	$4,422,238	$4,221,045	$12,977,328	$12,083,062
Product margin (6)	$318,363	$252,126	$882,022	$762,490
Depreciation allocated to cost of sales	(32,314)	(23,606)	(92,954)	(69,247)
Combined gross profit	$286,049	$228,520	$789,068	$693,243

GDSO portfolio as of September 30, 2024 and 2023:	2024	2023
Company operated (7)	306	342
Commissioned agents	312	300
Lessee dealers	177	184
Contract dealers	794	798
Total GDSO portfolio	1,589	1,624

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weather conditions:
Normal heating degree days	96	96	3,781	3,750
Actual heating degree days	37	56	3,264	3,150
Variance from normal heating degree days	(61)%	(42)%	(14)%	(16)%
Variance from prior period actual heating degree days	(34)%	(2)%	4%	(9)%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow includes a net gain on sale and disposition of assets and long-lived asset impairment of $7.3 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $10.1 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively. Distributable cash flow also includes (loss) income from equity method investments of ($0.1 million) and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and ($1.9 million) and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively (see Note 11 of Notes to Consolidated Financial Statements).
(4)	Distillates and other oils (primarily residual oil and crude oil).
(5)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(6)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(7)	Excludes 64 sites at September 30, 2024 that are operated by our SPR joint venture (see Note 11 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$45,922	$26,808	$86,469	$97,228
Depreciation and amortization	35,753	27,507	103,505	80,952
Interest expense	35,129	21,089	100,356	64,963
Income tax expense	2,255	1,260	4,461	2,351
EBITDA	119,059	76,664	294,791	245,494
Net gain on sale and disposition of assets	(7,805)	(897)	(10,609)	(2,141)
Long-lived asset impairment	492	—	492	—
Loss (income) from equity method investments (1)	147	(1,180)	1,872	(2,384)
EBITDA related to equity method investments (1)	2,063	3,145	4,532	3,160
Adjusted EBITDA	$113,956	$77,732	$291,078	$244,129

Reconciliation of net cash provided by (used in) operating activities to EBITDA and adjusted EBITDA:
Net cash provided by (used in) operating activities	$122,709	$97,088	$(35,647)	$343,025
Net changes in operating assets and liabilities and certain non-cash items	(41,034)	(42,773)	225,621	(164,845)
Interest expense	35,129	21,089	100,356	64,963
Income tax expense	2,255	1,260	4,461	2,351
EBITDA	119,059	76,664	294,791	245,494
Net gain on sale and disposition of assets	(7,805)	(897)	(10,609)	(2,141)
Long-lived asset impairment	492	—	492	—
Loss (income) from equity method investments (1)	147	(1,180)	1,872	(2,384)
EBITDA related to equity method investments (1)	2,063	3,145	4,532	3,160
Adjusted EBITDA	$113,956	$77,732	$291,078	$244,129
(1)	Represents our proportionate share of (loss) income and EBITDA, as applicable, related to our interests in our equity method investments (see Note 11 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Reconciliation of net income to distributable cash flow and adjusted distributable cash flow:
Net income	$45,922	$26,808	$86,469	$97,228
Depreciation and amortization	35,753	27,507	103,505	80,952
Amortization of deferred financing fees	1,872	1,423	5,576	4,134
Amortization of routine bank refinancing fees	(1,193)	(1,214)	(3,580)	(3,507)
Maintenance capital expenditures	(11,221)	(12,295)	(31,904)	(35,450)
Distributable cash flow (1)(2)	71,133	42,229	160,066	143,357
Loss (income) from equity method investments (3)	147	(1,180)	1,872	(2,384)
Distributable cash flow from equity method investments (3)	359	2,213	(111)	1,941
Adjusted distributable cash flow (1)	71,639	43,262	161,827	142,914
Distributions to preferred unitholders (4)	(1,781)	(3,712)	(7,794)	(10,638)
Adjusted distributable cash flow after distributions to preferred unitholders	$69,858	$39,550	$154,033	$132,276

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash provided by (used in) operating activities	$122,709	$97,088	$(35,647)	$343,025
Net changes in operating assets and liabilities and certain non-cash items	(41,034)	(42,773)	225,621	(164,845)
Amortization of deferred financing fees	1,872	1,423	5,576	4,134
Amortization of routine bank refinancing fees	(1,193)	(1,214)	(3,580)	(3,507)
Maintenance capital expenditures	(11,221)	(12,295)	(31,904)	(35,450)
Distributable cash flow (1)(2)	71,133	42,229	160,066	143,357
Loss (income) from equity method investments (3)	147	(1,180)	1,872	(2,384)
Distributable cash flow from equity method investments (3)	359	2,213	(111)	1,941
Adjusted distributable cash flow (1)	71,639	43,262	161,827	142,914
Distributions to preferred unitholders (4)	(1,781)	(3,712)	(7,794)	(10,638)
Adjusted distributable cash flow after distributions to preferred unitholders	$69,858	$39,550	$154,033	$132,276
(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow includes a net gain on sale and disposition of assets and long-lived asset impairment of $7.3 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $10.1 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively. Distributable cash flow also includes (loss) income from equity method investments of ($0.1 million) and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and ($1.9 million) and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively (see Note 11 of Notes to Consolidated Financial Statements).
(3)	Represents our proportionate share of (loss) income and distributable cash flow, as applicable, related to our interests in our equity method investments (see Note 11 of Notes to Consolidated Financial Statements).
(4)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. On April 15, 2024, all of the Series A Preferred Units were redeemed and are no longer outstanding (see “—2024 Events”).

Results of Operations

Consolidated Sales

Our total sales were $4.4 billion and $4.2 billion for the three months ended September 30, 2024 and 2023, respectively, an increase of $0.2 billion, or 5%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our aggregate volume of product sold was 1.7 billion gallons and 1.4 billion gallons for the three months ended September 30, 2024 and 2023, respectively, increasing 356 million gallons from the prior-year period (consisting of increases of 356 million gallons and 14 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 14 million gallons in our GDSO segment). The increase in our Wholesale segment sales includes the addition of 25 refined product terminals and related assets we acquired from Motiva Enterprises LLC (“Motiva”) in December 2023 which are located along the Atlantic Coast, in the Southeast and in Texas (the “Motiva Terminal Facilities”) and four refined-product terminals we acquired from Gulf in April 2024 (the “Gulf Terminals”).

Our total sales were $12.9 billion and $12.1 billion for the nine months ended September 30, 2024 and 2023, respectively, an increase of $0.8 billion, or 7%, primarily due to an increase in volume sold. Our aggregate volume of product sold was 4.9 billion gallons and 4.1 billion gallons for the nine months ended September 30, 2024 and 2023, respectively, increasing 776 million gallons from the prior-year period (consisting of increases of 763 million gallons and 52 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 39 million gallons in our GDSO segment). The increase in our Wholesale segment sales includes the addition of the Motiva Terminal Facilities and the Gulf Terminals.

Gross Profit

Our gross profit was $286.0 million and $228.5 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $57.5 million, or 25%. Our Wholesale segment product margins increased in the third quarter primarily due to the acquisitions of the Motiva Terminal Facilities and the Gulf Terminals and to more favorable market conditions. In our GDSO segment, our gasoline distribution product margin increased primarily due to higher fuel margins (cents per gallon), while our station operations product margin decreased due in part to the sales and conversions of certain company-operated sites. In our Commercial segment, our product margin increased in part due to more favorable market conditions in bunkering. The increase in gross profit was partially offset by an $8.7 million increase in depreciation allocated to cost of sales.

Our gross profit was $789.1 million and $693.2 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $95.9 million, or 14%. Our Wholesale segment product margins increased primarily due to the acquisition of the Motiva Terminal Facilities and to more favorable market conditions in gasoline, gasoline blendstocks and distillates, offset by less favorable market conditions in residual oil and crude oil. In our GDSO segment, our gasoline distribution product margin increased primarily due to higher fuel margins (cents per gallon), and our station operations product margin increased primarily due to increases in sundries and rental income. In our Commercial segment, our product margin decreased primarily due to less favorable market conditions. The increase in gross profit was partially offset by a $23.7 million increase in depreciation allocated to cost of sales.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $1.8 billion and $1.6 billion for the three months ended September 30, 2024 and 2023, respectively, an increase of $0.2 billion, or 11%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our gasoline and gasoline blendstocks product margin was $43.0 million and $20.4 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $22.6 million, or 111%, primarily due to the acquisition of the Motiva Terminal Facilities and to more favorable market conditions. Our product margin also benefitted from the acquisition of the Gulf Terminals.

Sales from wholesale gasoline and gasoline blendstocks were $4.9 billion and $4.2 billion for the nine months ended September 30, 2024 and 2023, respectively, an increase of $0.7 billion, or 17%, primarily due to an increase in volume sold. Our gasoline and gasoline blendstocks product margin was $143.2 million and $79.8 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $63.4 million, or 79%, primarily due to the acquisition of the Motiva Terminal Facilities and to more favorable market conditions in the second and third quarters of 2024 compared to the same periods in 2023.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil) were $0.9 billion and $0.7 billion for the three months ended September 30, 2024 and 2023, respectively, increasing

$218.5 million, or 31%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our product margin from distillates and other oils was $28.1 million and $16.8 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $11.3 million, or 67%, primarily due to more favorable market conditions in distillates and residual oil.

Sales from distillates and other oils were $3.1 billion and $2.7 billion for the nine months ended September 30, 2024 and 2023, respectively, increasing $434.2 million, or 16%, primarily due to an increase in distillate volume sold partially offset by a decrease in residual oil volume sold. Our product margin from distillates and other oils was $69.2 million and $70.2 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1.0 million, or 1%, primarily due to less favorable market conditions in residual oil and crude oil, offset more favorable market conditions in distillates.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.2 billion and $1.4 billion for the three months ended September 30, 2024 and 2023, respectively, decreasing $190.7 million, or 13%, primarily due to decreases in prices and in volume sold. Our product margin from gasoline distribution was $164.1 million and $132.0 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $32.1 million, or 24%, primarily due to higher fuel margins (cents per gallon).

Sales from gasoline distribution were $3.7 billion and $4.0 billion for the nine months ended September 30, 2024 and 2023, respectively, decreasing $313.1 million, or 8%, primarily due to a decrease in volume sold. Our product margin from gasoline distribution was $433.1 million and $380.7 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $52.4 million, or 14%, primarily due to higher fuel margins (cents per gallon).

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $150.9 million and $156.7 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $5.8 million, or 4%. Our product margin from station operations was $73.6 million and $74.5 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $0.9 million, or 1%. The decreases in sales and product margin are due in part to the sales and conversions of certain company-operated sites.

Sales from our station operations were $430.6 million and $431.9 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1.3 million, primarily due to the sales and conversions of certain company-operated sites, offset by increases in sundries and rental income. Our product margin from station operations was $213.8 million and $208.4 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $5.4 million, or 3%, due primarily to increases in sundries and rental income.

Results for Commercial Segment

Our commercial sales were $277.1 million and $273.8 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $3.3 million or 1%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our commercial product margin was $9.5 million and $8.4 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $1.1 million, or 13%, in part due to more favorable market conditions in bunkering.

Our commercial sales were $836.7 million and $758.2 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $78.5 million or 10%, primarily due to an increase in volume sold. Our commercial product margin was $22.7 million and $23.3 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $0.6 million, or 3%, primarily due to less favorable market conditions in the first half of 2024 compared to the same period in 2023.

Selling, General and Administrative Expenses

SG&A expenses were $70.5 million and $63.5 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $7.0 million, or 11%, including increases of $7.6 million in long-term accrued discretionary incentive compensation, $4.7 million in wages and benefits and $1.5 million in various other SG&A expenses. The increase in SG&A expenses was offset by decreases of $3.8 million in expenses associated with the sale of the Revere Terminal (see Note 12 of Notes to Consolidated Financial Statements) and $3.0 million in acquisition costs.

SG&A expenses were $212.6 million and $192.4 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $20.2 million, or 10%, including increases of $11.7 million in long-term accrued discretionary incentive compensation, $8.6 million in wages and benefits, $2.7 million in professional fees and $0.5 million in various other SG&A expenses. The increase in SG&A expenses was offset by a decrease of $3.3 million in expenses associated with the sale of the Revere Terminal (see Note 12 of Notes to Consolidated Financial Statements).

Operating Expenses

Operating expenses were $137.1 million and $115.9 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $21.2 million, or 18%, including increases of $21.0 million in operating expenses associated with our terminals operations, largely related to the acquisitions of the Motiva Terminal Facilities and the Gulf Terminals, and $0.2 million in operating expenses related to our GDSO operations.

Operating expenses were $387.2 million and $334.7 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $52.5 million, or 16%, including increases of $50.1 million in operating expenses associated with our terminals operations, largely related to the acquisitions of the Motiva Terminal Facilities and, to a lesser extent, the Gulf Terminals, and $2.4 million in operating expenses related to our GDSO operations.

Amortization Expense

Amortization expense related to intangible assets was $2.3 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $6.1 million for each of the nine months ended September 30, 2024 and 2023.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $7.8 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $10.6 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively, primarily due to the sale of GDSO sites.

Long-Lived Asset Impairment

We recognized impairment charges relating to certain right of use assets and construction in process assets allocated to the GDSO segment in the total amount of $0.5 million for each of the three and nine months ended September 30, 2024. No impairment charges were recognized for the three and nine months ended September 30, 2023.

(Loss) income from Equity Method Investments

(Loss) income from equity method investments was ($0.1 million) and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and ($1.9 million) and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively, representing our proportional share of loss (income) from our equity method investments in our joint ventures with SPR and Everett. See Note 11 of Notes to Consolidated Financial Statements for information on our equity method investments.

Interest Expense

Interest expense was $35.1 million and $21.1 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $14.0 million, or 66%, primarily due to interest expense related the 2032 Notes issued in January 2024 used to facilitate the acquisition of the Motiva Terminal Facilities and to higher average balances on our credit facilities as a result of the acquisition of the Gulf Terminals.

Interest expense was $100.3 million and $64.9 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $35.4 million, or 54%, primarily due to interest expense related the 2032 Notes issued in January 2024 used to facilitate the acquisition of the Motiva Terminal Facilities, higher average balances on our credit facilities as a result of the acquisition of the Gulf Terminals and a $1.4 million write-off of deferred financing fees associated with the accordion exercise and reallocation in February 2024.

Income Tax Expense

Income tax expense was $2.3 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $4.5 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively, which predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $141.6 million and $115.0 million at September 30, 2024 and December 31, 2023, respectively, an increase of $26.6 million. Changes in current assets and current liabilities increasing our working capital primarily include, in part, an increase of $102.2 million in inventories, in part due to the inventory acquired from Gulf Oil, and a decrease of $194.2 million in accounts payable. The increase in working capital was offset by an increase of $202.4 million in the current portion of our working capital revolving credit facility and a decrease of $79.9 million in accounts receivable.

Cash Distributions

Common Units

During 2024, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2024	$26.8 million	Fourth quarter 2023
May 15, 2024	$27.5 million	First quarter 2024
August 14, 2024	$28.2 million	Second quarter 2024

In addition, on October 23, 2024, the board of directors of our general partner declared a quarterly cash distribution of $0.7300 per unit ($2.92 per unit on an annualized basis) on our common units for the period from July 1, 2024 through September 30, 2024 to our common unitholders of record as of the close of business on November 8, 2024. We expect to pay the total cash distribution of approximately $28.8 million on November 14, 2024.

Preferred Units

During 2024, we paid the following cash distributions to holders of the Series A Preferred Units:

Cash Distribution	Series A Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Quarterly Period Covering
February 15, 2024	$2.1 million	12.42%	11/15/23 - 2/14/24

On April 15, 2024, we redeemed all of our outstanding Series A Preferred Units at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024, for a total amount of $70.4 million. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding.

During 2024, we paid the following cash distributions to holders of the Series B Preferred Units:

Cash Distribution	Series B Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Quarterly Period Covering
February 15, 2024	$1.8 million	9.50%	11/15/23 - 2/14/24
May 15, 2024	$1.8 million	9.50%	2/15/24 - 5/14/24
August 15, 2024	$1.8 million	9.50%	5/15/24 - 8/14/24

In addition, on October 15, 2024, the board of directors of our general partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from August 15, 2024 through November 14, 2024 to our Series B preferred unitholders of record as of the opening of business on November 1, 2024. We expect to pay the total cash distribution of approximately $1.8 million on November 15, 2024.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at September 30, 2024 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2024	Beyond 2024	Total
Credit facility obligations (1)	$62,285	$369,780	$432,065
Senior notes obligations (2)	—	1,670,721	1,670,721
Operating lease obligations (3)	22,249	369,284	391,533
Other long-term liabilities (4)	3,203	52,153	55,356
Financing obligations (5)	4,077	84,479	88,556
Total	$91,814	$2,546,417	$2,638,231
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2024 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 2, 2026 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our 7.00% senior notes due 2027, 6.875% senior notes due 2029 and 8.25% senior notes due 2032. No principal payments are required prior to maturity. See “—Senior Notes” for more information.
(3)	Includes operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our brand fee agreement, amounts related to our access right agreements and our pension and deferred compensation obligations.

(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See “—Financing Obligations” for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $31.9 million and $35.4 million in maintenance capital expenditures for the nine months ended September 30, 2024 and 2023, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $25.4 million and $32.2 million for the nine months ended September 30, 2024 and 2023, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $24.6 million and $19.3 million in expansion capital expenditures, excluding acquired property and equipment, for the nine months ended September 30, 2024 and 2023, respectively, primarily related to investments in our gasoline station and terminal businesses.

We currently expect maintenance capital expenditures of approximately $50.0 million to $60.0 million and expansion capital expenditures, excluding acquisitions, of approximately $40.0 million to $50.0 million in 2024, relating primarily to investments in our gasoline station and terminal businesses. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash (used in) provided by operating activities	$(35,647)	$343,025
Net cash used in investing activities	$(230,369)	$(121,807)
Net cash provided by (used in) financing activities	$266,941	$(213,960)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash (used in) provided by operating activities was ($35.6 million) and $343.0 million for the nine months ended September 30, 2024 and 2023, respectively, for a period-over-period decrease in cash flow from operating activities of $378.6 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Decrease (increase) in accounts receivable	$79,850	$(43,284)
(Increase) decrease in inventories	$(105,314)	$175,268
(Decrease) increase in accounts payable	$(194,239)	$27,288

For the nine months ended September 30, 2024, the decreases in accounts receivable and accounts payable are due in part to timing of sales and payments and to a decrease in prices. The increase in inventories is due in part to the inventory acquired from Gulf Oil, partially offset by a decrease in prices.

For the nine months ended September 30, 2023, the increases in accounts receivable and accounts payable are due in part due to timing of sales and payments, offset by a decrease in prices. The decrease in inventories is primarily due to the decrease in prices.

Investing Activities

Net cash used in investing activities was $230.4 million for the nine months ended September 30, 2024 and included $215.0 million related to the acquisition of the Gulf Terminals, $56.5 million in capital expenditures, $13.9 million in expenditures associated with our equity method investments (see Note 11 of Notes to Consolidated Financial Statements) and $7.9 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations. Net cash used in investing activities for the nine months ended September 30, 2024 was offset by $46.0 million in proceeds from the sale of property and equipment and $16.9 million in dividends received of equity method investments.

Net cash used in investing activities was $121.8 million for the nine months ended September 30, 2023 and included $69.5 million in expenditures associated with our equity method investment in SPR (see Note 11 of Notes to Consolidated Financial Statements), $35.4 million in maintenance capital expenditures, $19.3 million in expansion capital expenditures, $8.1 million in seller note issuances and $1.5 million in an immaterial acquisition. Net cash used in investing activities was offset by $12.0 million in proceeds from the sale of property and equipment.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the nine months ended September 30, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $266.9 million for the nine months ended September 30, 2024 and included $441.3 million in proceeds in connection with the issuance of the 2032 Notes and $202.4 million in net borrowings from our working capital revolving credit facility. Net cash provided by financing activities was offset by $203.0 million in net payments on our revolving credit facility, $91.2 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $69.0 million in cash paid in connection with the redemption of the Series A Preferred Units (see Note 13 of Notes to Consolidated Financial Statements), $11.2 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, $1.8 million in LTIP units withheld for tax obligations and $0.6 million paid pursuant to distribution equivalent rights previously granted under our LTIP.

Net cash used in financing activities was $213.9 million for the nine months ended September 30, 2023 and included $114.9 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $87.7 million and $10.0 million in net payments on our working capital revolving credit facility and our revolving credit facility, respectively, $0.7 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, $0.5 million in LTIP units withheld for tax obligations and $0.1 million paid pursuant to distribution equivalent rights previously granted under our LTIP.

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

As of September 30, 2024, there were two facilities under the credit agreement:

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

The average interest rates for the credit agreement were 7.6% and 7.5% for the three months ended September 30, 2024 and 2023, respectively, and 7.6% and 7.0% for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, we had $219.2 million borrowings outstanding on the working capital revolving credit facility and $177.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $68.2 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.09 billion and $1.13 billion at September 30, 2024 and December 31, 2023, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at September 30, 2024.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on the credit agreement.

Senior Notes

We had 7.00% senior notes due 2027 and 6.875% senior notes due 2029 outstanding at September 30, 2024 and December 31, 2023. We also had 8.250% senior notes due 2032 outstanding at September 30, 2024.

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

The 2032 Notes mature on January 15, 2032 with interest accruing at a rate of 8.250% per annum. Interest was payable beginning July 15, 2024 and thereafter semi-annually in arrears on January 15 and July 15 of each year. The 2032 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2032 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2032 Notes may declare the 2032 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of ours that is a significant subsidiary or any group of our restricted subsidiaries that, taken together, would constitute a significant subsidiary of ours, will automatically cause the 2032 Notes to become due and payable.

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

Financing Obligations

We had financing obligations outstanding at September 30, 2024 and December 31, 2023 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

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

During the three and nine months ended September 30, 2024, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of September 30, 2024, we had total borrowings outstanding under our credit agreement of $396.2 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.0 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At September 30, 2024, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	September 30,	Effect of 10%	Effect of 10%
	2024	Price Increase	Price Decrease
Exchange traded derivative contracts	$25,113	$(32,464)	$32,464
Forward derivative contracts	22,972	(13,811)	13,811
Total	$48,085	$(46,275)	$46,275

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2024. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $18.5 million at September 30, 2024.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs (1)	Programs (1)
July 1 —July 31, 2024	—	—	—	—
August 1—August 31, 2024	26,200	43.09	—	764,987
September 1—September 30, 2024	49,126	43.19	—	715,861

(1)	In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Since the repurchase program was implemented and through September 30, 2024, our general partner repurchased 1,471,566 common units pursuant to this repurchase program. As of November 7, 2024, our general partner is authorized to acquire up to an additional 715,861 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 5.Other Information

During the three months ended September 30, 2024, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 8, 2024		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2024		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)