Form 10-K
period 2024-12-31
GLOBAL PARTNERS LP
filed 2025-02-28
CIK 1323468

q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and their affiliates, for this purpose, as if they were affiliates of the registrant) as of June 28, 2024 was approximately $1,249,649,919 based on a price per common unit of $45.63, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of February 26, 2025, 33,995,563 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A. “Risk Factors.” These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on our Series B preferred units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.
●	A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
•	Tariffs could significantly impact our operations and costs, adversely affecting our business.
●	The impact on the global economy and commodity prices resulting from the conflicts in Ukraine and the Middle East may have a negative impact on our financial condition and results of operations.
●	We depend upon marine, pipeline, rail and truck transportation services for the petroleum products we purchase and sell. Regulations and directives related to these aforementioned services as well as a disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	We have contractual obligations for certain transportation assets such as barges and railcars. A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.
●	We may not be able to fully implement or capitalize upon planned growth projects. Even if we consummate acquisitions or expend capital in pursuit of growth projects that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders.
●	We may not be able to realize expected returns or other anticipated benefits associated with our joint ventures.
●	Erosion of the value of major gasoline brands could adversely affect our gasoline sales and customer traffic.
●	Our motor fuel sales could be significantly reduced by a reduction in demand due to higher prices and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative powered motor vehicles. In addition, changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services.
●	Effects of climate change and impacts to areas prone to sea level rise or other extreme weather events could have the potential to adversely affect our assets and operations.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.
●	Our petroleum and related products sales, logistics activities, convenience store operations and results of operations have been and could continue to be adversely affected by, among other things, changes in the petroleum products market structure, product differentials and volatility (or lack thereof), regulations that adversely impact the market for transporting petroleum and related products, severe weather conditions, significant changes in prices, labor and equipment shortages and interruptions in transportation services and other necessary services and equipment, such as railcars, barges, trucks, loading equipment and qualified drivers.
●	Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions, each of which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, any noncompliance with our risk management policies could result in significant financial losses.
●	Our results of operations are affected by the overall forward market for the products we sell, and pricing volatility may adversely impact our results.
●	Our businesses could be affected by a range of issues, such as changes in demand, commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, tariffs and other controls on imports or exports, changes in refiner demand, weekly and monthly refinery output levels, changes in the rate of inflation or deflation, changes in local, domestic and worldwide inventory levels, changes in health, safety and environmental regulations, including, without limitation, those related to climate change, additional government regulations related to the products we sell, failure to obtain permits, amend existing permits for expansion and/or to address changes to our assets and underlying operations, or renew existing permits on terms favorable to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of refined products, gasoline blendstocks, renewable fuels, propane and crude oil.
●	We may experience more demand for gasoline during the late spring and summer months than during the fall and winter months.
●	Warmer weather conditions adversely affect our home heating oil and residual oil sales. Our sales of home heating oil and residual oil continue to be reduced by conversions to natural gas and/or electric heat pumps and by utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.
●	Increases and/or decreases in the prices of the products we sell could adversely impact the amount of availability for borrowing working capital under our credit agreement, which has borrowing base limitations and advance rates.
●	We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our businesses.
●	The condition of credit markets may adversely affect our liquidity.

●	Operating and financial covenants and borrowing base requirements included in our debt instruments as well as our debt levels could impact our access to sources of financing and our ability to pursue business activities.
●	A significant increase in interest rates could adversely affect our results of operations and cash available for distribution to our unitholders and our ability to service our indebtedness.
●	Governmental action and campaigns to discourage smoking and use of other products could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, cyberattacks, pandemics, or other catastrophic events.
●	Our businesses, including our gasoline station and convenience store business, expose us to litigation which could result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.
●	We are exposed to performance risk in our supply chain.
●	Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could significantly impact our operations, increase our costs and have a material adverse effect on such businesses.
●	A disruption to our information technology systems, including cybersecurity, could significantly limit our ability to manage and operate our businesses.
●	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
●	Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or remove our general partner without the consent of the holders of at least 66 2/3% of the outstanding common units (including common units held by our general partner and its affiliates), which could lower the trading price of our units.
●	Our tax treatment depends on our status as a partnership for federal income tax purposes.
●	Unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

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

Items 1. and 2. Business and Properties.

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of December 31, 2024, we had a portfolio of 1,584 owned, leased and/or supplied gasoline stations, including 300 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by our joint venture, Spring Partners Retail LLC (“SPR”). We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

We purchase refined petroleum products, gasoline blendstocks, renewable fuels and crude oil primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our businesses under three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations (“GDSO”) and (iii) Commercial.

Global GP LLC, our general partner, manages our operations and activities and employs our officers and substantially all of our personnel, except for most of our gasoline station and convenience store employees who are employed by our wholly owned subsidiary, Global Montello Group Corp. (“GMG”) and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator LLC, also a wholly owned subsidiary of ours.

2024 Events

Redemption of Series A Preferred Units—On April 15, 2024, we redeemed all of our outstanding Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding. See Note 20 of Notes to Consolidated Financial Statements for additional information.

Acquisitions of Terminals from Gulf Oil and ExxonMobil Oil Corporation—On April 9, 2024, we acquired four refined-product terminals from Gulf Oil Limited Partnership (“Gulf Oil”) which are located in Chelsea, MA, New Haven, CT, Linden, NJ and Woodbury, NJ, pursuant to a purchase agreement initially entered into on December 15, 2022 and subsequently amended and restated on February 23, 2024. On November 1, 2024,we acquired one liquid energy terminal in East Providence, Rhode Island from ExxonMobil Oil Corporation (“ExxonMobil”). The combined acquisition price was approximately $215.1 million, excluding inventory acquired from Gulf Oil and ExxonMobil. We financed these transactions with borrowings under our revolving credit facility. See Note 3 of Notes to Consolidated Financial Statements.

Credit Agreement Facility Reallocation and Accordion Reduction—On February 5, 2024, we and the lenders under our credit agreement agreed, pursuant to the terms of our credit agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0. After giving effect to the reallocation and the accordion reduction, the working capital revolving credit facility is $950.0 million and the revolving credit facility is $600.0 million, for a total commitment of $1.55 billion, effective February 8, 2024. This reallocation and accordion reduction returned our credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by us and the lenders on December 7, 2023. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources—Credit Agreement.”

2032 Notes Offering—On January 18, 2024, we and GLP Finance Corp. issued $450.0 million aggregate principal amount of 8.250% senior notes due 2032 that are guaranteed by certain of our subsidiaries in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. We used the net proceeds from the offering to repay a portion of the borrowings outstanding under our credit agreement and for general corporate purposes. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Senior Notes.”

Operating Segments

We operate our businesses under three segments: (i) Wholesale, (ii) GDSO and (iii) Commercial. In 2024, our Wholesale, GDSO and Commercial sales accounted for approximately 63%, 31% and 6% of our total sales, respectively.

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, blending, storing and transporting refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We transport these products by railcars, barges, trucks and/or pipelines pursuant to spot or long-term contracts. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene and residual oil to retail and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

As of December 31, 2024, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated (1)	300
Commissioned agents	318
Lessee dealers	174
Contract dealers	792
Total	1,584
(1)	Excludes 64 sites operated by our joint venture, SPR (see Note 17 of Notes to Consolidated Financial Statements).

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

Products

General

The following table presents our product sales and other revenues as a percentage of our consolidated sales for the years ended December 31:

	2024	2023	2022
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	67%	68%	67%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	30%	28%	30%
Convenience store and prepared food sales, rental income and sundries	3%	4%	3%
Total	100%	100%	100%

The above table excludes the 64 sites operated by our joint venture, SPR.

Gasoline. We sell substantially all grades of branded and unbranded gasoline and we sell gasoline blendstocks, such as ethanol, that comply with seasonal and geographical requirements in the areas in which we market.

Distillates. Distillates are primarily divided into home heating oil, diesel and kerosene. In 2024, sales of diesel, home heating oil and kerosene accounted for approximately 74%, 25% and 1%, respectively, of our total volume of distillates sold. The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.

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

We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read “—Commodity Risk Management.” In 2024, approximately 30% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil volume was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

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

Significant Customers

None of our customers accounted for greater than 10% of total sales for years ended December 31, 2024, 2023 and 2022.

Assets

Terminals

As of December 31, 2024, we owned, leased or maintained dedicated storage facilities at 54 bulk terminals throughout the United States, each with the capacity to receive petroleum products via marine vessel, pipeline and/or rail, with a collective storage capacity of approximately 22.0 million barrels. Some of our storage tankage is versatile, allowing us to switch tankage from one product to another. We also maintain commingled storage at numerous smaller inland terminals owned and operated by third parties.

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

In connection with our businesses, we may lease or otherwise secure the right to use certain third-party assets (such as railcars and barges). As of December 31, 2024, we supported our rail activity with a fleet of 48 leased general-purpose railcars. We lease railcars from a third party under a lease arrangement that expires in 2027, and we also lease barges from third parties through various time charter lease arrangements with various expiration dates. We are also party to pipeline connection agreements which connect certain of our terminals to interstate pipelines.

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

We also use throughput arrangements to store product owned by others at certain terminals owned by us. The storage of such product is generally on a commingled basis, meaning that our customers store their product together with the product of others, including us. Our terminalling customers pay us fees for services rendered in connection with the receipt, storage and handling of their product at our terminals. Compensation is primarily based upon the volume of a customer’s product that is delivered and sold at our terminal. The throughput agreements may require our customers to throughput a minimum volume over an agreed-upon period and may include make-up rights if the minimum volume is not met.

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

Gasoline Stations

As of December 31, 2024, we had a portfolio of 1,584 owned, leased and/or supplied gasoline stations, including 300 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by our joint venture, SPR.

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

Supply

Our products, including refined petroleum products, gasoline blendstocks and renewable fuels, come from some of the major energy companies and refineries in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, South America, Europe and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually two days) to net 30 days. Please read “—Commodity Risk Management.” We obtain our convenience store inventory from traditional suppliers.

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

Commodity Risk Management

When we take title to the products that we sell, we are exposed to commodity risk. Commodity risk is the risk of unfavorable market fluctuations in the price of commodities such as refined petroleum products, gasoline blendstocks, renewable fuels and crude oil. We endeavor to minimize commodity risk in connection with our daily operations through hedging by the use of exchange-traded futures contracts on regulated exchanges or using other over-the-counter derivatives, and then lift hedges as we sell the product for physical delivery to third parties. Products are generally purchased and sold at spot market prices, fixed prices or indexed prices, with certain adjustments based on quality and freight due to location differences and prevailing supply and demand conditions, as well as other factors. While we use these transactions to seek to maintain a position that is substantially balanced within our commodity product purchase and sales activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in our businesses, such as weather conditions. In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace. We also engage in a controlled trading program with an aggregate outright commodity exposure of up to 250,000 barrels at any one point in time. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains.

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

Employees and Human Capital

To carry out our operations, our general partner and certain of our operating subsidiaries employed a total of approximately 4,840 employees, including approximately 3,330 full-time employees, as of December 31, 2024, of which approximately 120 employees were represented by labor unions under collective bargaining agreements with various expiration dates. We strive to maintain positive relations with our employees.

Our values and culture are essential to attracting, hiring and retaining talented and dedicated employees who drive our success. Competitive compensation and benefits are cornerstones of fostering an engaged, motivated workforce. Our compensation and benefits programs are designed to attract, retain and motivate our employees and to reward them for their contributions and success. In addition to providing competitive salaries and other compensation opportunities, we offer comprehensive and competitive benefits to our eligible employees including, depending on employment status and role, health (medical, dental and vision) insurance, prescription drug benefits, parental leave, military leave, disability coverage, mental and behavioral health resources, paid time off, retirement saving plan, educational reimbursement programs, life insurance and accidental death insurance, among others. Our employment practices enable us to build a workplace culture where employees are encouraged to embody integrity, service, commitment and innovation—principles that define our character and reputation.

Our business relies on our ability to secure top talent and develop future leaders. To support this, we prioritize tailored approaches to talent acquisition and development. At our retail locations, we streamline hiring through an expedited application and onboarding process, including text-to-apply options and referral bonuses. In our corporate offices, we offer flexible working policies for all employees. We offer a variety of employee training and development opportunities to support the needs of the business. All employees have access to Global University, an online education and training tool to help employees obtain necessary training and skills as they grow within the organization. We also offer regular discussions with key leadership in the Global Business Leaders’ Roundtable series, which gives employees direct interactions with leadership and opportunities for Q&A. Finally, Global’s Leadership Program is designed to upskill new managers within the organization through individualized coaching. Additionally, we support the training and development of our leaders, seeking to ensure they are prepared to guide our workforce through continued growth.

Open communication is central to our culture. We value employee contributions and foster an environment of respect, fair treatment, and equal opportunity. Town hall meetings, an internal employee engagement platform, and other forms of company-wide communication help us maintain transparency and collaboration.

Safeguarding the health and safety of our employees is our top priority. We are committed to providing a safe working environment and operating responsibly in an environmentally sound manner.

This year, we launched an Employee Relief Fund to support employees during times of need, demonstrating our commitment to their well-being.

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

Our operations use a number of petroleum and other products storage and distribution facilities. These facilities include terminals, transloading facilities and gasoline stations that we do not own or operate, but at which refined petroleum products, gasoline blendstocks, renewable fuels and crude oil are stored. We use these facilities through several different contractual arrangements, including leases and throughput and terminalling services agreements. If facilities with which we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down or their operations could be compromised, requiring us to incur costs to use alternative facilities.

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

We do not believe that compliance with federal, state or municipal laws, including environmental laws and regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. We can provide no assurance, however, that future events, such as changes in existing laws (including changes in the interpretation of existing laws), changes in presidential administrations, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs or will not have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

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

We believe we are in substantial compliance with applicable hazardous substance releases and waste handling requirements related to our operations. We do not believe that compliance with federal, state or municipal hazardous substance releases and waste handling regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. However, these and future statutes, regulatory changes or initiatives regarding hazardous substance releases and waste handling could directly and indirectly increase our operating and compliance costs. For example, in April 2024, the EPA finalized a rule designating two widely used chemicals that break down slowly over time (per- and poly-fluoroalkyl substances, also known as “PFAS”) as hazardous substances under CERCLA (namely, perfluorooctanoic acid (PFOA) and perfluorooctanesulfonic acid (PFOS)). Should any PFAS contamination be detected at sites that we currently own or operate, or formerly owned or operated, or where we stored, treated or disposed of wastes containing PFAS, we may be obligated to remediate any such materials. We cannot assure that costs incurred to comply with standards and regulations emerging from these and future rulemakings will not be material to our businesses, financial condition or results of operations.

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

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, gasoline blendstocks, renewable fuels and crude oil, into waters of the United States. This law and comparable state laws may require permits for discharging pollutants into state and federal waters, including certain underground sources, and impose substantial liabilities and remedial obligations for noncompliance. We hold these discharge permits for our facilities, as applicable. These state and federal laws are subject to uncertainty due to ongoing proposed regulatory revisions, ongoing litigation and the recent change in federal administration. This uncertainty extends to, among other regulatory provisions, the definition of waters of the United States, which continues to be the subject of regulatory redefinitions (as well as ongoing litigation). Most recently, the EPA and U.S. Army Corps of Engineers released a final revised definition of waters of the United States founded upon the pre-2015 definition and including updates incorporating existing Supreme Court decisions and regulatory guidance. However, the revised definition has already been challenged and is currently enjoined in 27 states. In May 2023, the Supreme Court released its opinion in Sackett v. EPA, which involved issues relating to the legal tests used to determine whether wetlands qualify as waters of the United States. The Sackett decision invalidated certain parts of the final revised definition and significantly narrowed its scope, resulting in a revised rule being issued in September 2023. However, due to the injunction of the revised definition, the implementation of the September 2023 rule currently varies by state. Therefore, some uncertainty remains as to how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies. The new presidential administration may seek to take additional action with respect to these regulations, the substance and timing of which cannot be predicted. Uncertainty also extends to potential changes in regulated pollutants and applicable standards and the regulation of discharges to groundwater. All of these actions could expand jurisdiction or restrict discharges due to revised standards. This regulatory uncertainty may result in a need for additional or amended permits in areas that were not formerly subject to the Clean Water Act, which may impact operations in the future and result in increased costs.

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

In December 2020, the EPA maintained the November 2015 National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone. A designation of nonattainment can lead the governing state to issue more stringent limits on existing sources of those precursor pollutants within the designated nonattainment area. However, in October 2021, the EPA announced that it would reconsider the December 2020 determination to maintain the November 2015 NAAQS with a target date of year end of 2023. A draft assessment released in April 2022 indicated EPA staff had reached a preliminary conclusion that the December 2020 decision would stand, but in August 2023, the EPA announced a new review of the NAAQS for ground-level ozone. Until a final review is released, the full extent of the impacts of any new standards are not clear. However, any revisions have the potential to change the nonattainment designations and could have a material impact on our operations and cost-structure, which would be determined on an individual permit by permit basis.

Climate Change

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States, no comprehensive climate change legislation has been implemented at the federal level; however, several states have implemented their own efforts to curb greenhouse gas (“GHG”) emissions. To the extent that our operations are subject to restrictions on GHG emissions, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA’s requirements for review of pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities and operations are also subject to the EPA’s Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs. Some states in which we do business, including New York, have enacted measures requiring regulatory agencies to consider potential sea level rise in the performance of their regulatory duties.

The EPA has proposed or finalized New Source Performance Standards (“NSPS”) for a number of emissions categories, including methane and volatile organic compound emissions from certain activities in the oil and gas production sector. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emissions controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative techniques to reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super-emitter” response program that would allow third parties to make reports to the EPA of large methane emission events, triggering certain investigation and repair requirements. The final rules are being challenged by 23 states and a coalition of industry groups in the U.S. Circuit Court of Appeals for the D.C. Circuit, although OOOOb is in effect. In February 2025, the court granted the EPA’s motion to hold the cases in abeyance while the EPA reviews the final rules. The new presidential administration might take action to repeal or modify the methane rules; however, we cannot predict whether such action will occur or its timing. Relatedly, President Biden signed into law on August 16, 2022 the Inflation Reduction Act of 2022 (“IRA”). The IRA imposes a fee on methane from certain sources in the oil and natural gas sector. Starting in 2024, the methane emissions charge begins at $900 per metric ton of leaked methane and rises to $1,200 in 2025 and $1,500 in 2026 and thereafter. Calculation of the fee is based on certain thresholds established in the IRA. The imposition of the EPA’s final methane rules and, as applicable, the IRA’s fee, alongside other provisions of the IRA, could accelerate a transition away from fossil fuels, restricting production of liquid and fossil fuels which could lower fuel consumption and adversely affect our business. Moreover, failure to comply with these requirements could result in the imposition of substantial fines and penalties, as well as costly injunctive relief.

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

The EPA has also issued Corporate Average Fuel Economy (“CAFE”) standards to regulate emissions of GHGs from the use of fossil fuels for mobile sources. Generally, the CAFE standards have incremental annual increases; however, in recent years, significant regulatory changes and related litigation have cast uncertainty on the pace of state and federal efforts to further accelerate fuel economy objectives, which are tied to regulatory strategies to reduce vehicle emissions. In June 2024, the National Highway Traffic Safety Administration (“NHTSA”) released new CAFE standards for passenger cars and light trucks, with an increase in stringency at a rate of 2% for passenger cars in model years 2027 through 2031, 0% for light trucks in model years 2027 through 2028, and 2% for light trucks in model years 2029 through 2031. Relatedly, various state and regional programs have been proposed which would curtail or prevent the sale of new gasoline-powered personal vehicles in their jurisdictions within identified time periods. Such programs to achieve reductions in emissions of GHGs from the operation of motor vehicles may be required, which may reduce demand for our products and services.

Overall, there has been a trend towards increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or effect pricing of, our products, and thus adversely impact our businesses. In April 2021, the United States rejoined the Paris Agreement, an international agreement requiring each participating country to establish their own nationally determined standards for reducing carbon output. In December 2024, President Biden unveiled a new emissions target, seeking to cut emissions by 61-66% from 2005 levels by 2035. However, on January 20, 2025, in his first day in office, President Trump signed an Executive Order re-withdrawing the United States from the Paris Agreement and from any other commitments made under the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitment by the United States pursuant to the same. The impacts of actions resulting from this decision on our business are unclear at this time.

Separately, it should be noted that many scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations. In addition, various suits have been filed, alleging that certain companies created public nuisances by producing fuels that contributed to climate change, or alleging that such companies have been aware of the adverse impacts of climate change for some time but failed to adequately disclose such impacts to their investors or customers. Any such litigation could have an adverse effect on operations in the future.

There have also recently been increasing financial risks associated with our operations. Activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for energy companies whose businesses are related to the use of fossil fuels. And, several financial institutions have contemplated adopting policies that could have the effect of reducing funding available to the fossil fuel industry, although this trend has waned recently with several high-profile bank and institutional investors withdrawing from various associations that aim to limit financing of industries that emit significant GHG emissions. The potential impact of these developments on our current access to capital on attractive terms is unclear. In March 2024, the SEC released a final rule that establishes a framework for the reporting of climate risks, targets and metrics. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges. Moreover, on February 11, 2025, SEC Acting Chairman Mark T. Uyeda requested that the U.S. Court of Appeals for the Eighth Circuit not schedule argument in such legal challenges while the SEC reconsiders the finalized rules. Although the SEC, under the new presidential administration, may seek to repeal or otherwise modify the rules, we cannot predict whether such action will occur or its timing. Relatedly, California has enacted new laws requiring additional disclosure with respect to certain climate-related risks and GHG emissions reduction claims, and other states are considering similar laws. The ultimate impact of new rules and regulations imposing more stringent requirements on our business related to the disclosure of climate-related risks may result in reputation harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, additional costs to comply with any such disclosure requirements and increased costs of restrictions and on access to capital.

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

Ethanol Market

The market for ethanol is dependent on several economic incentives and regulatory mandates for blending ethanol into gasoline, including the availability of federal tax incentives, ethanol use mandates and oxygenate blending requirements. For instance, the Renewable Fuel Standard (“RFS”) requires that a certain amount of renewable fuels, such as ethanol, be utilized in transportation fuels, including gasoline, in the United States each year. Additionally, the EPA imposes oxygenate blending requirements for reformulated gasoline that are best met with ethanol blending. Gasoline marketers may also choose to discretionally blend ethanol into conventional gasoline for economic reasons. A change or waiver of the RFS mandate or the reformulated gasoline oxygenate blending requirements could adversely affect the availability and pricing of ethanol. Any change in the RFS mandate could also result in reduced discretionary blending of ethanol into conventional gasoline.

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

The trend in hazardous material transportation is to increase oversight and regulation of these operations. These regulations address: the testing and ensuing designations of crude oil; the safety of tank cars that are used in transporting crude oil and other flammable or petroleum type liquids by rail, including the phase out of DOT-111 tank cars that have not been retro-fitted; braking standards for certain trains; new operational protocols for trains transporting large volumes of flammable liquids, such as routing requirements, speed restrictions and the provision of information to local government agencies; and comprehensive oil spill response plans for any railroad that transports Class 3 flammable liquid petroleum oil in a single train carrying either a continuous block of 20 or more loaded tank cars or 35 or more loaded tank cars in total. Other regulations regarding the movement of hazardous materials by rail may be pursued by the Trump Administration. In addition to any action taken or proposed by federal agencies, a number of states have proposed or enacted laws in recent years that encourage safer rail operations or urge the federal government to enhance requirements for these operations.

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

Item 1A. Risk Factors.

Summary of Risk Factors

We are subject to a variety of risks and uncertainties, including, without limitation risks related to (i) our businesses and our operations, (ii) our structure and (iii) tax matters, each of which could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. The following summarizes certain of these risks:

●	We may not have sufficient cash from operations to enable us to pay distributions on our Series B preferred units (“preferred units”) or maintain distributions on our common units at current levels.
●	A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
•	Tariffs could significantly impact our operations and costs, adversely affecting our business.
●	Certain of our financial results are subject to seasonality.
•	The condition of credit markets may adversely affect our liquidity.
●	Covenants and borrowing base limitations included in our debt instruments and our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
●	Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions. In addition, any noncompliance with our risk management policies could result in significant financial losses.
●	We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our businesses.
●	Higher prices, new technology and alternative fuels, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, energy efficiency and changing consumer preferences or driving habits could reduce demand for our products.
●	We depend upon marine, pipeline, rail and truck transportation services for the petroleum products we purchase and sell. Regulations and directives related to these transportation services as well as disruption in any of these transportation services could adversely affect our logistics activities.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales.
●	We may not be able to obtain state fund or insurance reimbursement of our environmental remediation costs.
●	Our results can be adversely affected by unforeseen events, such as adverse weather, natural disasters, terrorism, cyberattacks, pandemics or other catastrophic events.
●	Our businesses, including our gasoline station and convenience store business, expose us to litigation which could result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.
●	Our businesses are subject to federal, state and municipal environmental and non-environmental regulations which could significantly impact our operations, increase our costs and have a material adverse effect on such businesses.
●	Our assets and operations are subject to a series of risks arising from climate change.
●	A disruption to our information technology systems, including cybersecurity, could significantly limit our ability to manage and operate our businesses.
●	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
●	Our tax treatment depends on our status as a partnership for federal income tax purposes.
●	Unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

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

We are currently involved in two joint ventures accounted for using the equity method. We may not always be in complete alignment with our unaffiliated joint venture counterparties due to, for example, conflicting strategic objectives, change in control, change in market conditions or applicable laws, or other events. We may disagree on governance matters with respect to the respective joint venture or the jointly-owned assets and may be outvoted by our respective joint venture counterparty. Our joint venture arrangements may also require us to expend additional resources that could otherwise be directed to other areas of our business. As a result of such challenges, the anticipated benefits associated with our joint ventures may not be achieved and could negatively impact our results of operations.

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

A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could reduce our revenues and, therefore, reduce our ability to make distributions to our unitholders or increase distributions to our common unitholders. Factors that could lead to a decrease in market demand for products we sell, including refined petroleum products, gasoline blendstocks, renewable fuels and crude oil, include:

●	a recession or other adverse economic conditions or an increase in the market price or of an oversupply of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil or higher taxes or other governmental or regulatory actions, such as the imposition of tariffs, that increase, directly or indirectly, the cost of gasoline or other refined petroleum products, gasoline blendstocks, renewable fuels and crude oil;
●	a shift by consumers to more fuel-efficient or alternative fuel vehicles, including hybrids, or an increase in fuel economy of vehicles, whether as a result of technological advances by manufacturers, governmental or regulatory actions or otherwise; and
●	conversion from consumption of home heating oil or residual oil to natural gas and/or electric heat pumps and utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.

The uncertainty surrounding trade policies and the potential for further tariff actions and other controls on imports and exports create a challenging environment for our business. We source some of our products directly from foreign suppliers. Tariffs could cause our price for products to increase significantly leading to reduced profit margins. Furthermore, retaliatory tariffs by other countries could further negatively impact our ability to source products at competitive prices.

Certain of our operating costs and expenses are fixed and do not vary with the volumes we store and distribute. Should we experience a reduction in our volumes stored, distributed and sold and in our logistics activities, such costs and expenses may not decrease ratably or at all. As a result, we may experience declines in our margins if volumes decrease.

Tariffs could significantly impact our operations and costs, adversely affecting our business.

Our operations involve the international purchase and resale of petroleum products and renewable fuels, and can be affected by import duties applicable to these products’ movement across borders. In addition, the products we sell in our convenience stores and the equipment and materials we utilize in our operations may also be similarly affected by import duties. In February 2025, the United States proposed imposing additional import duties of 10% on energy products from Canada, 25% on other products from Canada and Mexico and additional tariffs on products from China. While certain of these tariffs have not yet been implemented, these and other import duties on energy products that we trade internationally, the products we sell in our convenience stores or the equipment and materials we utilize in our operations could materially impact us. Our business may be adversely affected by increased costs resulting from such duties. The timing and scope of import duty changes and the associated cost burdens cannot be definitively determined, or controlled for, in advance.

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

Prices for certain products we sell have historically been volatile. General political conditions, acts of war such as the conflicts in Ukraine and the Middle East, terrorism and instability in oil producing regions, particularly in the United States, Canada, Middle East, Russia, Africa and South America, could significantly impact crude oil supplies and crude oil and refined petroleum product costs. Significant increases and volatility in wholesale gasoline costs could result in significant increases in the retail price of motor fuel products and in lower margins per gallon. Increases in the retail price of motor fuel products could impact consumer demand for motor fuel. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze fuel margins because fuel costs typically increase faster than these increased costs can be passed along to customers. Higher fuel prices trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gallons sold. A significant change in any of these factors could materially impact our customers’ needs, motor fuel gallon volumes, gross profit and overall customer traffic, which in turn could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

We have contractual obligations for certain transportation assets such as barges and railcars.

A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets. Certain costs associated with our contractual obligations for certain transportation assets, such as barges and railcars, are fixed and do not vary with volumes transported. Should we experience a reduction in our logistics activities, costs associated with our contractual obligations for related transportation assets may not decrease ratably or at all. As a result, our financial condition, results of operations and cash available for distribution to our unitholders may be negatively impacted.

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

As of December 31, 2024, our total debt, including amounts outstanding under our credit agreement and senior notes, was approximately $1.58 billion. We have the ability to incur additional debt, including the capacity to borrow up to $1.55 billion under our credit agreement, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. In addition, higher prices, including as result of tariffs and other controls on imports or exports of goods, and inflation in general could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. A reduction in our sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our heating oil and residual oil.

Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last several decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations further promoting the use of cleaner fuels or changing consumer preferences. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas, electric heat pumps or other alternative fuels. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas, electric heat pumps or other alternative fuels. As described above, such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

We face intense competition in our purchasing, selling, gathering, blending, terminalling, transporting and storage activities. Competition from other providers of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil that are able to supply our customers with those products and services at a lower price and have capital resources greater than ours could reduce our ability to make distributions to our unitholders.

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

The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. As of December 31, 2024, we owned, operated and maintained dedicated storage facilities at 47 bulk terminals and maintained dedicated storage at seven bulk terminals at which we have terminalling agreements. These lease and terminalling agreements are subject to expiration at various times through 2028. If these lease and terminalling agreements are not renewed or we are unable to renew them at rates and on terms and conditions satisfactory us or we are otherwise unable to replace such dedicated storage as may be needed, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

We may not be able to lease sites we own and/or sub-lease sites we lease with respect to the sale of gasoline and/or related activities on favorable terms and any such failure could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

Due to our limited asset and geographic diversification, adverse developments in the terminals we use or in our operating areas could reduce our ability to make distributions to our unitholders.

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

Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, while in office, President Biden signed an executive order calling for new or more stringent emissions standards for new, modified and existing oil and gas facilities, and the EPA has finalized rules to that effect, although these rules are subject to legal challenge. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

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

The threat of climate change continues to attract considerable attention. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, while in office, President Biden made action on climate change a priority of his administration. For example, on August 16, 2022, President Biden signed into law the IRA which contains hundreds of billions of dollars in incentives for the development of renewable energy, clean fuels, electric vehicles and supporting infrastructure, and carbon capture and sequestration, among other provisions. Moreover, federal regulators and state and local governments have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. For example, following the finding that GHG emissions such as carbon dioxide and methane threaten the public health and welfare, the EPA has promulgated or adopted regulations to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, implement emissions standards for certain sources in the oil and gas sector, and (together with NHTSA), implement GHG emissions limits on vehicles manufactured for operation in the United States. In addition, it is possible federal legislation could be adopted in the future to restrict GHGs, as Congress has considered various proposals to reduce GHG emissions from time to time. Many states and regions have also adopted GHG initiatives.

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

Additionally, in response to concerns related to climate change, companies in the fossil fuel sector may be exposed to increasing financial risks. Certain financial institutions, including investment advisors and certain sovereign wealth, pension, and endowment funds, may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector, although this trend has waned recently and several high-profile banks and institutional investors have withdrawn from various associations that aim to limit financing of industries that emit significant GHG emissions. The impact of these developments on our ability to secure funding is unclear at this time.

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

Additionally, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles. In March 2024, the SEC released a final rule that establishes a framework for the reporting of climate risks, targets, and metrics. However, the future of the rule is uncertain at this time given its implementation has been stayed pending the outcome of legal challenges. Moreover, on February 11, 2025, SEC Acting Chairman Mark T. Uyeda requested that the U.S. Court of Appeals for the Eighth Circuit not schedule argument in such legal challenges while the SEC reconsiders the finalized rules. Although the SEC, under the new presidential administration, may seek to repeal or otherwise modify the rules, we cannot predict whether such action will occur or its timing. Relatedly, California has enacted new laws requiring additional disclosure with respect to certain climate-related risks and GHG emissions reduction claims. Non-compliance with these new laws may result in the imposition of substantial fines or penalties. Other states are considering similar laws. Any new laws or regulations imposing more stringent requirements on our business related to the disclosure of climate-related risks may result in reputation harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, increased compliance costs resulting from the development of any disclosures, and increased costs of and restrictions on access to capital to the extent we do not meet any climate-related expectations of requirements of financial institutions.

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

Finally, public statements with respect to certain matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, have been subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential benefits. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals, or standards were misleading, false, or otherwise deceptive. Any alleged claims of greenwashing against us or others in our industry may lead to increased litigation risks, further negative sentiment and diversion of investments. Additionally, we could face increasing costs as we attempt to comply with and navigate regulatory focus and scrutiny.

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

We rely on our operational and information technology systems, including cybersecurity, to manage numerous aspects of our businesses, and a disruption of these systems could adversely affect our businesses.

We depend on our operational and information technology systems to manage numerous aspects of our businesses and to provide analytical information to management. Our operational and information technology systems are an essential component of our businesses and growth strategies, and a serious disruption to our operational and information technology systems could significantly limit our ability to manage and operate our businesses effectively. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, cybersecurity and other security breaches and computer viruses. In addition, advances in computer capabilities, discoveries in the field of artificial intelligence, or other developments may result in a compromise or breach of the technology we use to safeguard our operational and information technology systems and confidential, personal, or otherwise protected information. As the breadth and complexity of the technologies we use continue to grow, including as a result of the use of mobile devices, cloud services, artificial intelligence, open-source software, social media and the increased reliance on devices connected to the internet, the potential risk of cyberattacks and cybersecurity incidents also increases. While we believe we have adequate systems and controls in place, we are continuously working to install new, and upgrade existing, operational and information technology systems and provide employee awareness around phishing, malware and other cybersecurity risks in an effort to ensure that we are protected against cybersecurity risks and security breaches. We have a disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an operational and information technology systems failure or disruption. Any failure or interruption in our operational and information technology systems could have a negative impact on our operating results, cause our businesses and competitive position to suffer and damage our reputation.

In the normal course of our businesses, we may obtain personal data, including payment-related information. While we believe we have adequate cybersecurity and other security controls over personally identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of personally identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition.

Cybersecurity breaches and other disruptions could compromise our information and operations, and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, in our data centers and on our networks, we collect and store sensitive data including, without limitation, our proprietary business information and that of our customers, suppliers and business partners, information with respect to potential ventures and transactions, and personally identifiable information of our employees, customers and business partners. The secure storage, processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures and those of our vendors and suppliers, our operational and information technology and infrastructure may be vulnerable to ransomware, malware or other cyberattacks by hackers, employee error or malfeasance, natural disasters, power loss, telecommunication failures or other disruptions, or as a result of similar disruptions experienced by our business partners, suppliers and/or vendors. While there have been incidents of security breaches and unauthorized access to our operational and information technologies and those of our vendors and suppliers, we have not experienced any material impact to our operations or business as a result of these attacks; however, other similar incidents could have a significant negative impact on our systems and operations. Any such cyberattack or breach or other disruption could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information or loss of access to information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, and loss of confidence in our ability to supply our products and services or maintain the security of information we collect and store, which could adversely affect our business. In addition, as technologies evolve, cyberattacks become increasingly sophisticated, and the regulatory framework for data privacy and security worldwide continues to evolve and develop, we may incur significant costs to modify, upgrade or enhance our security measures and we may face difficulties in fully anticipating or implementing adequate security measures or new or revised mandated processes or in generally mitigating potential harm. Further, any actual or perceived failure to comply with any new or existing laws, regulations and other obligations could result in fines, penalties or other liability.

We have providers that may incorporate generative artificial intelligence and other similar artificial intelligence tools into their offerings, and these providers may not meet regulatory or industry standards.

We have providers that may incorporate generative artificial intelligence and other similar artificial intelligence (“AI”) tools into their offerings. The providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our providers’ ability to maintain an adequate level of service. If these vendors or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of AI tools and generative AI in particular, we may lose valuable confidential information and experience a disruption of our operations, and our reputation and the public perception of the effectiveness of our security measures could be harmed.

We are subject to various federal and state laws and regulations related to cybersecurity, privacy and data protection which can impact our operations and increase our costs.

We are subject to various federal and state laws and regulations related to cybersecurity, privacy and data protection, including privacy laws in Texas which took effect during 2024 and New Hampshire which took effect at the beginning of 2025. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business and develop strategies to address them, including any required change to our privacy and cybersecurity compliance program and policies. We see a trend toward privacy laws increasing in complexity and number, including the adoption of privacy laws in additional states, and we anticipate that our obligations will expand commensurately, which may require us to expend significant resources. Further, any actual or perceived failure to comply with any new or existing laws, regulations and other obligations could result in fines, penalties, reputational harm or other liability.

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

As of February 21, 2025, affiliates of our general partner, including directors and executive officers and their affiliates, owned 19.1% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.” These conflicts include, among others, the following situations:

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

One of the factors that influences the price of our preferred units is the distribution yield on our preferred units (as a percentage of the price of our preferred units) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of our preferred units to expect a higher distribution yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution to our limited partners, including the holders of our preferred units. Accordingly, higher market interest rates could cause the market price of our preferred units to decrease.

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

As of December 31, 2024, we conducted substantially all of our operations of our end-user business through six subsidiaries that are treated as corporations for U.S. federal income tax purposes. These corporations primarily engage in the retail sale of gasoline and/or operate convenience stores and collect rents on personal property leased to dealers and commissioned agents at other stations. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes, which reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

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

If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf.

Our common unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Our common unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

The treatment of income attributable to distributions on our preferred units as guaranteed payments for the use of capital creates a different tax treatment for the holders of our preferred units than the holders of our common units and such income is not eligible for the 20% deduction for qualified business income.

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

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified publicly-traded partnership income for taxable years beginning before December 31, 2025, the Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified business income. As a result, income attributable to a guaranteed payment for use of capital recognized by holders of our preferred units is not eligible for the 20% deduction for qualified business income.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

In the ordinary course of our business, we collect and store data, including sensitive data such as our proprietary business information and that of our customers, suppliers and business partners, information related to potential ventures and transactions, and personal information related to our employees, customers and business partners. Our business is dependent upon our computer systems, devices, software and networks (operational and information technology) to process the data necessary to conduct our business. In addition, the breadth and complexity of the technologies we use continue to grow, including as a result of the use of mobile devices, cloud services, artificial intelligence, open-source software, social media and the increased reliance on devices connected to the internet. We are committed to protecting the confidentiality and integrity of, and access to, our operational and information technology as well as the other systems used to conduct our business.

To protect our data and systems against cybersecurity threats, our cybersecurity risk management program is designed to assess, identify, manage and mitigate cybersecurity threats that could adversely and materially affect our business. Our cybersecurity risk management program is aligned with our business strategy and integrated throughout our operations. Our cybersecurity risk management program is comprised of technical and administrative controls, processes, policies and procedures based on applicable laws and industry standards and guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.

As part of our cybersecurity risk management program, we undertake ongoing cybersecurity risk assessments to help us detect, evaluate and respond to potential cybersecurity threats, including regular testing by our internal cyber operations team. Our vulnerability management program is designed to identify, assess, and remediate cybersecurity threats in our systems, such as through penetration testing. We have implemented measures designed to address the risks associated with the use of industrial control systems to help maintain the reliability and safety of our operations. Our information technology and operational technology disaster recovery program is designed to help maintain the continuity of critical business operations in the event of a disruptive cybersecurity incident through procedures for data recovery, system restoration, and business resumption. We engage third-party cybersecurity consultants to provide cybersecurity audits, targeted attack testing, cybersecurity threat intelligence and cybersecurity incident response services. We also operate a threat hunting program to help us identify potential cybersecurity threats in our systems. We require all employees and contractors to participate in cybersecurity training designed to enhance their understanding of cybersecurity threats and their ability to identify and escalate potential incidents.

Our internal data privacy and data security team evaluates vendors that have access (directly or indirectly) to our data and/or systems to help us document and mitigate potential cybersecurity threats associated with our use of those vendors and the products and services they provide. These evaluations also include how these vendors may incorporate generative artificial intelligence and other similar artificial intelligence tools into their offerings.

Our cybersecurity risk management program includes an incident response (“IR”) plan that is designed to facilitate our response to cybersecurity incidents, including an escalation process for cybersecurity incidents that may have a moderate or higher business impact to notify our executive officers, other members of our senior management team and other internal stakeholders. The IR plan provides our executive officers and other members of our senior management team with the information needed to assess whether a cybersecurity incident materially affected or is reasonably likely to materially affect our business strategy, results of operations, or financial condition, and the need for public disclosure. We aim to test the IR plan at least annually to assess its operational effectiveness. We strive to conduct an annual “tabletop” exercise during which we simulate cybersecurity incidents to help us prepare for and respond to a cybersecurity incident and to identify areas for potential improvement. These exercises are conducted in close coordination with members of our internal cybersecurity risk management team, our retained cybersecurity incident response consultants, outside cybersecurity counsel and internal technical, operations and insurance risk management, internal audit and legal personnel, as well as certain executive officers and members of the senior management team.

Governance

We have an internal cybersecurity risk management team consisting of our cybersecurity operations team, cybersecurity engineering team and data privacy and data security compliance team that reports to our Chief Information Security Officer (“CISO”). This team is responsible for identifying and managing cybersecurity threats and assessing and managing material risks from cybersecurity threats.

With more than two decades of cybersecurity and information security experience, our CISO leads our cybersecurity risk management team and holds certifications including CISSP, CISA, CISM, and CRISC. Leveraging their cybersecurity experience, knowledge of our company and leadership, our CISO plays an important role in both the strategic development and tactical execution of our cybersecurity risk management program. Our CISO reports to the Chief Information Officer (“CIO”) and regularly consults with our Chief Legal Officer (“CLO”) and other members of the legal team, as well as outside cybersecurity counsel, for strategic and operational input on risk management and compliance with applicable cybersecurity laws and regulations.

We have a management-level cybersecurity committee that has primary responsibility for our overall cybersecurity risk management program and oversees our internal cybersecurity personnel and retained external cybersecurity consultants and applicable third-party service providers. The cybersecurity committee includes our Chief Financial Officer, CIO, CLO and our Director of Internal Audit. Our CISO and members of the internal cybersecurity risk management team regularly meet with the cybersecurity committee to provide updates on cybersecurity threats, risk management activities and other issues related to preventing, detecting and mitigating cybersecurity incidents. Our cybersecurity committee also consults with internal and external cybersecurity and threat intelligence consultants and communicates with senior management about cybersecurity threats and resource needs for managing them.

Our Board of Directors (the “Board”) oversees all cybersecurity risk management activities. At least annually, the CISO, CIO and other members of the cybersecurity committee report to the Board on the state of our cybersecurity risk management program and current and emerging cybersecurity risks. The Board’s Audit Committee has been delegated strategic oversight of the cybersecurity committee and our cybersecurity risk management program, and is responsible for providing feedback, as needed. Any cybersecurity incident deemed to have a moderate or higher business risk also is reported to the Board.

Impacts from Cybersecurity Threats

As of the date of this report, though we and our service providers have experienced certain cybersecurity incidents, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity risk management program and governance structure, we cannot guarantee that a significant cyberattack will not occur. A successful attack on our operational and information technology or other business systems could have significant consequences to the business. See “Part I, Item 1A, Risk Factors,” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Item 3. Legal Proceedings.

The information required by this item is included in Note 24 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common units trade on the New York Stock Exchange (“NYSE”) under the symbol “GLP.” At the close of business on February 21, 2025, based upon information received from our transfer agent, we had 31 holders of record of our common units. The number of record holders does not include common units held in street name.

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

Series A Preferred Units

On April 15, 2024 we redeemed all 2,760,000 of our Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding.

Prior to the April 15, 2024 redemption of the Series A Preferred Units, distributions on the Series A Preferred

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs (1)	Programs (1)
October 1 —October 31, 2024	—	—	—	—
November 1—November 30, 2024	30,000	50.82	—	1,099,021
December 1 —December 31, 2024	29,000	50.57	—	1,070,021

(1)	In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Since the repurchase program was implemented and through December 31, 2024, our general partner repurchased 1,530,566 common units pursuant to this repurchase program. As of February 28, 2025, our general partner is authorized to acquire up to 1,070,021 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report.

This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of December 31, 2024, we had a portfolio of 1,584 owned, leased and/or supplied gasoline stations, including 300 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by our joint venture, SPR. We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $16.6 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the year ended December 31, 2024. In addition, we had other revenues of approximately $0.6 billion for the year ended December 31, 2024 from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2024 Events

Redemption of Series A Preferred Units—On April 15, 2024, we redeemed all of our outstanding Series A Preferred Units at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding. See Note 20 of Notes to Consolidated Financial Statements for additional information.

Acquisitions of Terminals from Gulf Oil and ExxonMobil Oil Corporation—On April 9, 2024, we acquired four refined-product terminals from Gulf Oil Limited Partnership (“Gulf Oil”) which are located in Chelsea, MA, New Haven, CT, Linden, NJ and Woodbury, NJ, pursuant to a purchase agreement initially entered into on December 15, 2022 and subsequently amended and restated on February 23, 2024. On November 1, 2024,we acquired one liquid energy terminal in East Providence, Rhode Island from ExxonMobil Oil Corporation (“ExxonMobil”). The combined acquisition price was approximately $215.1 million, excluding inventory acquired from Gulf Oil and ExxonMobil. We financed these transactions with borrowings under our revolving credit facility. See Note 3 of Notes to Consolidated Financial Statements.

Credit Agreement Facility Reallocation and Accordion Reduction—On February 5, 2024, we and the lenders under our credit agreement agreed, pursuant to the terms of our credit agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0. After giving effect to the reallocation and the accordion reduction, the working capital revolving credit facility is $950.0 million and the revolving credit facility is $600.0 million, for a total commitment of $1.55 billion, effective February 8, 2024. This reallocation and accordion reduction returned our credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by us and the lenders on December 7, 2023. See —Liquidity and Capital Resources—Credit Agreement.”

2032 Notes Offering—On January 18, 2024, we and GLP Finance Corp. issued $450.0 million aggregate principal amount of 8.250% senior notes due 2032 (the “2032 Notes”) that are guaranteed by certain of our subsidiaries in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. We used the net proceeds from the offering to repay a portion of the borrowings outstanding under our credit agreement and for general corporate purposes. See—Liquidity and Capital Resources—Senior Notes.”

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

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, blending, storing and transporting refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. We transport these products by railcars, barges, trucks and/or pipelines pursuant to spot or long-term contracts. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene and residual oil to retail and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

As of December 31, 2024, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated (1)	300
Commissioned agents	318
Lessee dealers	174
Contract dealers	792
Total	1,584
(1)	Excludes 64 sites operated by our joint venture, SPR (see Note 17 of Notes to Consolidated Financial Statements).

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
●	We commit substantial resources to pursuing acquisitions and expending capital for growth projects, although there is no certainty that we will successfully complete any acquisitions or growth projects or receive the economic results we anticipate from completed acquisitions or growth projects. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses, and also consider organic growth projects. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. Many of these transactions involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control, which may materially alter the expected return associated with the underlying transaction. We may consummate transactions that we believe will be accretive but that ultimately may not be accretive.
●	We may not be able to realize expected returns or other anticipated benefits associated with our joint ventures. We are currently involved in two joint ventures accounted for using the equity method. We may not always be in complete alignment with our unaffiliated joint venture counterparties due to, for example, conflicting strategic objectives, change in control, change in market conditions or applicable laws, or other events. We may disagree on governance matters with respect to the respective joint venture or the jointly-owned assets and may be outvoted by our respective joint venture counterparty. Our joint venture arrangements may also require us to expend additional resources that could otherwise be directed to other areas of our business. As a result of such challenges, the anticipated benefits associated with our joint ventures may not be achieved and could negatively impact our results of operations.

●	The condition of credit markets may adversely affect our liquidity. In the past, world financial markets experienced a severe reduction in the availability of credit. Possible negative impacts in the future could include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties could require us to provide collateral. In addition, we could experience a tightening of trade credit from our suppliers.
●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the petroleum products we purchase and sell. Disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon and could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, trucks and barges, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our business operations. These events could result in service disruptions and increased costs which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.
●	We have contractual obligations for certain transportation assets such as barges and railcars. A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets. Certain costs associated with our contractual obligations for certain transportation assets, such as barges and railcars, are fixed and do not vary with volumes transported. Should we experience a reduction in our logistics activities, costs associated with our contractual obligations for related transportation assets may not decrease ratably or at all. As a result, our financial condition, results of operations and cash available for distribution to our unitholders may be negatively impacted.
●	Our gasoline financial results in our GDSO segment can be lower in the first and fourth quarters of the calendar year due to seasonal fluctuations in demand. Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter months. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.
●	Our heating oil and residual oil financial results can be lower in the second and third quarters of the calendar year. Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months.
●	Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales.
●	Our gasoline, convenience store and prepared food sales could be significantly reduced by a reduction in demand due to higher prices and inflation in general and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles and changing consumer preferences and driving habits. Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. In addition, higher prices, including as result of tariffs and other controls on imports or exports of goods, and inflation in general could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. A reduction in our sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Tariffs could significantly impact our operations and costs, adversely affecting our business. Our operations involve the international purchase and resale of petroleum products and renewable fuels, and can be affected by import duties applicable to these products’ movement across borders. In addition, the products we sell in our convenience stores and the equipment and materials we utilize in our operations may also be similarly affected by import duties. Tariffs and other import duties on energy products that we trade internationally, the products we sell in our convenience stores or the equipment and materials we utilize in our operations could materially impact us. Our business may be adversely affected by increased costs resulting from such duties. We are exploring opportunities to mitigate the impacts of potential duty increases on our operations, but the timing and scope of import duty changes and the associated cost burdens cannot be definitively determined, or controlled for, in advance.
●	Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our heating oil and residual oil. Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last several decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations further promoting the use of cleaner fuels or changing consumer preferences. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas, electric heat pumps or other alternative fuels. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas, electric heat pumps or other alternative fuels. As described above, such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales. The EPA has implemented a RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program seeks to promote the incorporation of renewable fuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States. We are exposed to volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations related to the amount of RINs required and the total amounts that can be generated, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements or broadening the definition of what constitutes a renewable fuel could affect the price of RINs which could impact the magnitude of the mark-to-market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time. Future changes proposed by EPA for the renewable volume obligations may increase the cost to consumers for transportation fuel, which could result in a decline in demand for fuels and lower revenues for our business.
●	Governmental action and campaigns to discourage smoking and use of other products may have a material adverse effect on our financial condition, results of operations, and cash available for distribution to our unitholders. Congress has given the FDA broad authority to regulate tobacco and nicotine products, and the FDA, states and some municipalities have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of flavored tobacco products, e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of flavored tobacco products, e-cigarettes and vapor products may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, while in office, President Biden signed an executive order calling for new or more stringent emissions standards for new, modified and existing oil and gas facilities, and the EPA finalized rules to that effect, although these rules are subject to legal challenge. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs.

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

Adjusted EBITDA is EBITDA further adjusted for gains or losses on the sale and disposition of assets, goodwill and long-lived asset impairment charges and our proportionate share of EBITDA related to our joint ventures accounted for using the equity method. EBITDA and adjusted EBITDA should not be considered as alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude some, but not all, items that affect net income, and these measures may vary among other companies. Therefore, EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Adjusted distributable cash flow is a non-GAAP financial measure intended to provide management and investors with an enhanced perspective of our financial performance. Adjusted distributable cash flow is distributable cash flow (as defined in our partnership agreement) further adjusted for our proportionate share of distributable cash flow related to our joint ventures accounted for using the equity method. Adjusted distributable cash flow is not used in our partnership agreement to determine our ability to make cash distributions and may be higher or lower than distributable cash flow as calculated under our partnership agreement.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Year Ended December 31,
	2024	2023
Net income	$110,327	$152,506
EBITDA (1)	$389,394	$356,363
Adjusted EBITDA (1)	$388,893	$356,264
Distributable cash flow (2)(3)	$205,798	$202,709
Adjusted distributable cash flow (2)	$207,973	$201,715
Wholesale Segment:
Volume (gallons)	4,597,008	3,681,530
Sales
Gasoline and gasoline blendstocks	$6,541,224	$5,897,428
Distillates and other oils (4)	4,176,681	3,715,888
Total	$10,717,905	$9,613,316
Product margin
Gasoline and gasoline blendstocks	$181,802	$105,165
Distillates and other oils (4)	110,430	96,747
Total	$292,232	$201,912
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	1,584,269	1,628,305
Sales
Gasoline	$4,807,765	$5,268,268
Station operations (5)	565,839	572,266
Total	$5,373,604	$5,840,534
Product margin
Gasoline	$578,737	$558,516
Station operations (5)	281,745	276,040
Total	$860,482	$834,556
Commercial Segment:
Volume (gallons)	469,660	421,223
Sales	$1,072,057	$1,038,324
Product margin	$31,354	$31,722
Combined sales and product margin:
Sales	$17,163,566	$16,492,174
Product margin (6)	$1,184,068	$1,068,190
Depreciation allocated to cost of sales	(126,172)	(94,550)
Combined gross profit	$1,057,896	$973,640

GDSO portfolio as of December 31, 2024 and 2023:
Company operated (7)	300	341
Commissioned agents	318	302
Lessee dealers	174	182
Contract dealers	792	802
Total GDSO portfolio	1,584	1,627

	Year Ended December 31,
	2024	2023
Weather conditions:
Normal heating degree days	5,661	5,630
Actual heating degree days	4,921	4,741
Variance from normal heating degree days	(13)%	(16)%
Variance from prior period actual heating degree days	4%	(7)%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow includes a net gain on sale and disposition of assets and long-lived asset impairment of $9.0 million and $2.6 million for 2024 and 2023, respectively. Distributable cash flow also includes (loss) income from equity method investments of ($1.5 million) and $2.5 million for 2024 and 2023, respectively (see Note 17 of Notes to Consolidated Financial Statements.
(4)	Distillates and other oils (primarily residual oil and crude oil).
(5)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(6)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(7)	Excludes 64 sites at December 31, 2024 that are operated by our joint venture, SPR (see Note 17 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2024	2023
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$110,327	$152,506
Depreciation and amortization	139,685	110,090
Interest expense	134,773	85,631
Income tax expense	4,609	8,136
EBITDA	389,394	356,363
Net gain on sale and disposition of assets	(9,494)	(2,626)
Long-lived asset impairment	492	—
Loss (income) from equity method investments (1)	1,514	(2,503)
EBITDA related to equity method investments (1)	6,987	5,030
Adjusted EBITDA	$388,893	$356,264

Reconciliation of net cash provided by operating activities to EBITDA and adjusted EBITDA:
Net cash provided by operating activities	$31,600	$512,441
Net changes in operating assets and liabilities and certain non-cash items	218,412	(249,845)
Interest expense	134,773	85,631
Income tax expense	4,609	8,136
EBITDA	389,394	356,363
Net gain on sale and disposition of assets	(9,494)	(2,626)
Long-lived asset impairment	492	—
Loss (income) from equity method investments (1)	1,514	(2,503)
EBITDA related to equity method investments (1)	6,987	5,030
Adjusted EBITDA	$388,893	$356,264
(1)	Represents our proportionate share of (loss) income and EBITDA, as applicable, related to our interests in our equity method investments (see Note 17 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2024	2023
Reconciliation of net income to distributable cash flow and adjusted distributable cash flow:
Net income	$110,327	$152,506
Depreciation and amortization	139,685	110,090
Amortization of deferred financing fees	7,449	5,651
Amortization of routine bank refinancing fees	(4,774)	(4,700)
Maintenance capital expenditures	(46,889)	(60,838)
Distributable cash flow (1)(2)	205,798	202,709
Loss (income) from equity method investments (3)	1,514	(2,503)
Distributable cash flow from equity method investments (3)	661	1,509
Adjusted distributable cash flow (1)	207,973	201,715
Distributions to preferred unitholders (4)	(9,575)	(14,559)
Adjusted distributable cash flow after distributions to preferred unitholders	$198,398	$187,156

Reconciliation of net cash provided by operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash provided by operating activities	$31,600	$512,441
Net changes in operating assets and liabilities and certain non-cash items	218,412	(249,845)
Amortization of deferred financing fees	7,449	5,651
Amortization of routine bank refinancing fees	(4,774)	(4,700)
Maintenance capital expenditures	(46,889)	(60,838)
Distributable cash flow (1)(2)	205,798	202,709
Loss (income) from equity method investments (3)	1,514	(2,503)
Distributable cash flow from equity method investments (3)	661	1,509
Adjusted distributable cash flow (1)	207,973	201,715
Distributions to preferred unitholders (4)	(9,575)	(14,559)
Adjusted distributable cash flow after distributions to preferred unitholders	$198,398	$187,156

(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow includes a net gain on sale and disposition of assets and long-lived asset impairment of $9.0 million and $2.6 million for 2024 and 2023, respectively. Distributable cash flow also includes (loss) income from equity method investments of ($1.5 million) and $2.5 million for 2024 and 2023, respectively (see Note 17 of Notes to Consolidated Financial Statements).
(3)	Represents our proportionate share of (loss) income and distributable cash flow, as applicable, related to our interests in our equity method investments (see Note 17 of Notes to Consolidated Financial Statements).
(4)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. On April 15, 2024, all of the Series A Preferred Units were redeemed and are no longer outstanding (see Note 20 of Notes to Consolidated Financial Statements).

Results of Operations

Consolidated Sales

Our total sales were $17.2 billion and $16.5 billion for 2024 and 2023, respectively, an increase of $0.7 billion, or 4%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our aggregate volume of product sold was 6.6 billion gallons and 5.7 billion gallons for 2024 and 2023, respectively, increasing 920 million gallons from the prior year (consisting of increases of 916 million gallons in our Wholesale segment and 48 million gallons in our Commercial segment, offset by a decrease of 44 million gallons in our GDSO segment). The increase in our Wholesale segment sales includes the addition of 25 refined product terminals and related assets we acquired from Motiva Enterprises LLC (“Motiva”) in December 2023 which are located along the Atlantic Coast, in the Southeast and in Texas (the “Motiva Terminal Facilities”) and four refined-product terminals we acquired from Gulf in April 2024 (the “Gulf Terminals”).

Gross Profit

Our gross profit was $1.1 billion and $973.6 million for 2024 and 2023, respectively, increasing $84.3 million, or 9%. Our Wholesale segment product margins increased primarily due to the acquisition of the Motiva Terminal Facilities and to more favorable market conditions in gasoline blendstocks and distillates, offset by less favorable market conditions in gasoline and residual oil. In our GDSO segment, our gasoline distribution product margin increased primarily due to higher fuel margins (cents per gallon), and our station operations product margin increased primarily due to increases in sundries and rental income, but was negatively impacted due in part to the sales and conversions of certain company-operated sites. In our Commercial segment, our product margin decreased primarily due to less favorable market conditions. The increase in gross profit was partially offset by a $31.6 million increase in depreciation allocated to cost of sales.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $6.5 billion and $5.9 billion for 2024 and 2023, respectively, an increase of $0.6 billion, or 10%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our gasoline and gasoline blendstocks product margin was $181.8 million and $105.2 million for 2024 and 2023, respectively, an increase of $76.6 million, or 73%, primarily due to the acquisition of the Motiva Terminal Facilities and to more favorable market conditions in gasoline blendstocks, partially offset by less favorable market conditions in gasoline.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil) were $4.2 billion and $3.7 billion for 2024 and 2023, respectively, an increase of $0.5 billion, or 13%, primarily due to an increase in distillate volume sold, partially offset by decreases in residual oil volume sold and in distillates prices. Our product margin from distillates and other oils was $110.4 million and $96.7 million for 2024 and 2023, respectively, an increase of $13.7 million, or 14%, primarily due to more favorable market conditions in distillates, offset by less favorable market conditions in residual oil.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $4.8 billion and $5.3 billion for 2024 and 2023, respectively, a decrease of $0.5 billion, or 9%, primarily due to decreases in prices and in volume sold. Our product margin from gasoline distribution was $578.7 million and $558.5 million for 2024 and 2023, respectively, an increase of $20.2 million, or 4%, primarily due to higher fuel margins (cents per gallon).

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $565.8 million and $572.2 million for 2024 and 2023, respectively, a decrease of $6.4 million, or 1%, primarily due to the sales and conversions of certain company-operated sites, offset by increases in sundries and rental income. Our product margin from station operations was $281.7 million and $276.0 million for 2024 and 2023, respectively, an increase of $5.7 million, or 2%, primarily due to increases in sundries and rental income, but was negatively impacted due in part to the sales and conversions of certain company-operated sites.

Results for Commercial Segment

Our commercial sales were $1.1 billion and $1.0 billion for 2024 and 2023, increasing $33.7 million, or 3%, primarily due an increase in volume sold, partially offset by a decrease in prices. Our commercial product margin was $31.4 million and $31.7 million for 2024 and 2023, respectively, a decrease of $0.3 million, or 1%, primarily due to less favorable market conditions.

Selling, General and Administrative Expenses

SG&A expenses were $292.0 million and $273.7 million for 2024 and 2023, respectively, an increase of $18.3 million, or 7%, including increases of $13.5 million in wages and benefits, $9.0 million in long-term accrued discretionary incentive compensation, $2.0 million in professional fees, $2.0 million in maintenance and repairs and $4.4 million in various other SG&A expenses. The increase in SG&A expenses was offset by decreases of $9.1 million in expenses associated with the sale of the Revere Terminal (see Note 18 of Notes to Consolidated Financial Statements) and $3.5 million in acquisition costs.

Operating Expenses

Operating expenses were $515.3 million and $450.6 million for 2024 and 2023, respectively, an increase of $64.7 million, or 14%, including an increase of $68.1 million in operating expenses associated with our terminals operations, largely related to the acquisitions of the Motiva Terminal Facilities and, to a lesser extent, the Gulf Terminals, offset by a decrease of $3.4 million in operating expenses related to our GDSO operations, in part due to the sale of non-strategic sites during 2024.

Amortization Expense

Amortization expense related to our intangible assets was $8.2 million and $8.1 million for 2024 and 2023, respectively.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $9.5 million and $2.6 million for 2024 and 2023, respectively, primarily due to the sale of GDSO sites.

Long-Lived Asset Impairment

In 2024, we recognized impairment charges of $0.5 million relating to certain right of use assets and construction in process assets allocated to the GDSO segment. No impairment charges were recognized in 2023.

(Loss) Income from Equity Method Investments

(Loss) income from equity method investments was ($1.5 million) and $2.5 million for 2024 and 2023, respectively, representing our proportional share of loss (income) from our equity method investments in our joint ventures with SPR and Everett. See Note 17 of Notes to Consolidated Financial Statements for information on our equity method investments.

Interest Expense

Interest expense was $134.8 million and $85.6 million for 2024 and 2023, respectively, an increase of $49.2 million, or 57%, primarily due to interest expense related to the 2032 Notes issued in January 2024 used to facilitate the acquisition of the Motiva Terminal Facilities, higher average balances on our credit facilities as a result of the acquisition of the Gulf Terminals and a $1.4 million write-off of deferred financing fees associated with the accordion exercise and reallocation in February 2024.

Income Tax Expense

Income tax expense was $4.6 million and $8.1 million for 2024 and 2023, respectively. The respective income tax expense predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $207.2 million and $115.0 million at December 31, 2024 and 2023, respectively, an increase of $92.2 million. Changes in current assets and current liabilities increasing our working capital primarily include, in part, an increase of $196.8 million in inventories, in part due to the inventory acquired from Gulf Oil, and a decrease of $138.7 million in accounts payable. The increase in working capital was offset by an increase of $112.7 million in the current portion of our working capital revolving credit facility and a decrease of $79.2 million in accounts receivable.

Cash Distributions

Common Units

During 2024, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2024	$26.8 million	Fourth quarter 2023
May 15, 2024	$27.5 million	First quarter 2024
August 14, 2024	$28.2 million	Second quarter 2024
November 14, 2024	$28.8 million	Third quarter 2024

In addition, on January 29, 2025, the board of directors of our general partner declared a quarterly cash distribution of $0.7400 per unit ($2.96 per unit on an annualized basis) on our common units for the period from October 1, 2024 through December 31, 2024 to our common unitholders of record as of the close of business on February 10, 2025. On February 14, 2025, we paid the total cash distribution of approximately $29.5 million.

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

During 2024, we paid the following cash distributions to holders of the Series B Preferred Units:

Cash Distribution	Series B Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Quarterly Period Covering
February 15, 2024	$1.8 million	9.50%	11/15/23 - 2/14/24
May 15, 2024	$1.8 million	9.50%	2/15/24 - 5/14/24
August 15, 2024	$1.8 million	9.50%	5/15/24 - 8/14/24
November 15, 2024	$1.8 million	9.50%	8/15/24 - 11/14/24

In addition, on January 13, 2025, the board of directors of our general partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from November 15, 2024 through February 14, 2025 to our Series B preferred unitholders of record as of the opening of business on February 3, 2025. On February 18, 2025, we paid the total cash distribution of approximately $1.8 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2024 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Next 12 Months	Beyond 12 Months	Total
Credit facility obligations (1)	$158,937	$273,626	$432,563
Senior notes obligations (2)	89,188	1,581,533	1,670,721
Operating lease obligations (3)	77,916	298,487	376,403
Other long-term liabilities (4)	14,302	84,288	98,590
Financing obligations (5)	16,394	68,085	84,479
Total	$356,737	$2,306,019	$2,662,756
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2024 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of May 2, 2026 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See “—Liquidity and Capital Resources—Senior Notes” for additional information.
(3)	Includes operating lease obligations related to leases for office space and equipment, land, gasoline stations, railcars and barges. See Note 4 of Notes to Consolidated Financial Statements for additional information.
(4)	Includes amounts related to our brand fee agreement, amounts related to our access right agreements and our deferred compensation obligation.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See “—Liquidity and Capital Resources—Financing Obligations” for additional information.

See Note 4 of Notes to Consolidated Financial Statements with respect to sublease information related to certain lease agreements and Note 12 of Notes to Consolidated Financial Statements with respect to purchase commitments.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $46.9 million and $60.8 million in maintenance capital expenditures for the years ended December 31, 2024 and 2023, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $36.7 million and $52.9 million for 2024 and 2023, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $56.4 million and $28.0 million in expansion capital expenditures, excluding acquired property and equipment, for the years ended December 31, 2024 and 2023, respectively, primarily related to investments in our gasoline station and terminal businesses.

We currently expect maintenance capital expenditures of approximately $60.0 million to $70.0 million and expansion capital expenditures, excluding acquisitions, of approximately $75.0 million to $85.0 million in 2025, relating primarily to investments in our gasoline station and terminal businesses. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity for the years ended December 31 (in thousands):

	2024	2023
Net cash provided by operating activities	$31,600	$512,441
Net cash used in investing activities	$(276,871)	$(492,380)
Net cash provided by (used in) financing activities	$233,837	$(4,459)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $31.6 million and $512.4 million for 2024 and 2023, respectively, for a period-over-period decrease in cash flow from operating activities of $480.8 million.

Except for net income, the primary drivers of the changes in operating activities include the following for the years ended December 31 (in thousands):

	2024	2023
Decrease (increase) in accounts receivable	$79,193	$(73,782)
(Increase) decrease in inventories	$(200,412)	$172,112
(Decrease) increase in accounts payable	$(138,742)	$117,777

In 2024, the decreases in accounts receivable and accounts payable are due in part to timing of sales and payments and to a decrease in prices. The increase in inventories is due in part to the inventory acquired from Gulf Oil, partially offset by a decrease in prices.

In 2023, the increases in accounts receivable and accounts payable are in part due to timing of sales and payments, offset by a decrease in prices. The decrease in inventories is primarily due to the decrease in prices.

Investing Activities

Net cash used in investing activities was $276.8 million for 2024 and included $215.1 million, mostly related to the acquisition of the Gulf Terminals, $103.3 million in capital expenditures, $19.1 million in expenditures associated with our equity method investments (see Note 17 of Notes to Consolidated Financial Statements) and $7.0 million in seller note issuances, net which represent notes we received from buyers in connection with the sale of certain of our gasoline stations, offset by loan repayments. Net cash used in investing activities was offset by $48.6 million in proceeds from the sale of property and equipment and $19.1 million in dividends received of equity method investments.

Net cash used in investing activities was $492.4 million for 2023 and included $313.2 million related to the acquisition of the Motiva Terminal Facilities (see Note 3 to Notes to Consolidated Financial Statements), $95.3 million in expenditures associated with our equity method investments, $88.8 million in capital expenditures, $8.5 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations and $1.5 million in an immaterial acquisition. Net cash used in investing activities was offset by $12.9 million in proceeds and $1.5 million in an immaterial acquisition. Net cash used in investing activities was offset by $12.9 million in proceeds from the sale of property and equipment and $2.0 million in dividends received of equity method investments.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the years ended December 31, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $233.8 million for 2024 and included $441.3 million in proceeds in connection with the issuance of the 2032 Notes and $212.7 million in net borrowings from our working capital revolving credit facility. Net cash provided by financing activities was offset by $213.0 million in net payments on our revolving credit facility, $121.6 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $69.0 million in cash paid in connection with the redemption of the Series A Preferred Units (see Note 20 of Notes to Consolidated Financial Statements), $14.2 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, $1.8 million in LTIP units withheld for tax obligations and $0.6 million paid pursuant to distribution equivalent rights previously granted under our LTIP.

Net cash used in financing activities was $4.4 million for 2023 and included $144.7 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $136.6 million in net payments on our working capital revolving credit facility, $3.5 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, $0.5 million in LTIP units withheld for tax obligations and $0.1 million paid pursuant to distribution equivalent rights previously granted under our LTIP. Net cash used in financing activities was offset by $281.0 million in net borrowings on our revolving credit facility, in part due to fund the acquisition of the Motiva Terminal Facilities.

See Note 9 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility for 2024 and 2023.

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

On February 5, 2024, we and the lenders under our credit agreement agreed, pursuant to the terms of the credit agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0, effective February 8, 2024. This reallocation and accordion reduction returned our credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by us and the lenders on December 7, 2023.

As of December 31, 2024, there were two facilities under the credit agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $950 million; and
●	a $600.0 million revolving credit facility to be used for general corporate purposes.

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

The average interest rates for the credit agreement were 7.4%, 7.2% and 3.7% for the years ended December 31, 2024, 2023 and 2022, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.35% to 0.50% per annum.

As of December 31, 2024, we had $229.5 million outstanding on the working capital revolving credit facility and $167.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $100.2 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.05 billion and $1.13 billion at December 31, 2024 and 2023, respectively.

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

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2024.

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

The 2032 Notes mature on January 15, 2032 with interest accruing at a rate of 8.250% per annum. Interest is payable beginning July 15, 2024 and thereafter semi-annually in arrears on January 15 and July 15 of each year. The 2032 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2032 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2032 Notes may declare the 2032 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of ours that is a significant subsidiary or any group of our restricted subsidiaries that, taken together, would constitute a significant subsidiary of ours, will automatically cause the 2032 Notes to become due and payable.

The Issuers have the option to redeem up to 35% of the 2032 Notes prior to January 15, 2027 at a redemption price (expressed as a percentage of principal amount) of 108.250% plus accrued and unpaid interest, if any. The Issuers have the option to redeem the 2032 Notes, in whole or in part, at any time on or after January 15, 2027, at the redemption prices of 104.125% for the twelve-month period beginning January 15, 2027, 102.063% for the twelve-month period beginning January 15, 2028, and 100% beginning on January 15, 2029 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, before January 15, 2027, the Issuers may redeem all or any part of the 2032 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2032 Notes may require the Issuers to repurchase the 2032 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2032 Notes Indenture) at the prices and on the terms specified in the 2032 Notes Indenture.

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

The Issuers have the option to redeem the 2029 Notes, in whole or in part, at any time on or after January 15, 2025, at the redemption prices of 102.292% for the twelve-month period beginning on January 15, 2025, 101.146% for the twelve-month period beginning January 15, 2026, and 100% beginning on January 15, 2027 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the 2029 Notes may require the Issuers to repurchase the 2029 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2029 Notes Indenture) at the prices and on the terms specified in the 2029 Notes Indenture.

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

The Issuers have the option to redeem the 2027 Notes, in whole or in part, at any time on or after August 1, 2024, at the redemption prices of 101.167% for the twelve-month period beginning August 1, 2024, and 100% beginning on August 1, 2025 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the 2027 Notes may require the Issuers to repurchase the 2027 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2027 Notes Indenture) at the prices and on the terms specified in the 2027 Notes Indenture.

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

Financing Obligations

Capitol Acquisition

In connection with the June 2015 acquisition of retail gasoline stations and dealer supply contracts from Capitol, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions for 53 leased sites. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Interest expense of approximately $8.6 million and $8.8 million was recorded for the years ended December 31, 2024 and 2023, respectively. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $11.1 million and $10.9 million for the years ended December 31, 2024 and 2023, respectively. The financing obligation balance outstanding at December 31, 2024 was $78.8 million associated with the acquisition.

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

In connection with this transaction, we recognized a corresponding financing obligation of $62.5 million. During the term of the lease, which expires in June 2031, we incur interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.1 million and $4.2 million for the years ended December 31, 2024 and 2023, respectively, and lease rental payments were $5.0 million and $4.9 million for the years ended December 31, 2024 and 2023, respectively. The financing obligation balance outstanding at December 31, 2024 was $59.8 million associated with this transaction.

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

Valuation of Physical Forward Derivative Contracts

As described in Note 10 and Note 11 of Notes to Consolidated Financial Statements, we enter into different commodity contracts that qualify as derivative instruments. These include physical forward purchase and sale contracts and are accounted for at fair value. These contracts are considered Level 2 derivative instruments under the fair value hierarchy as inputs used to determine fair value are not quoted prices in active markets. As of December 31, 2024, derivative assets of $13.7 million and derivative liabilities of $6.1 million were recorded for physical forward derivative contracts based on Level 2 fair value measurements. There were no Level 3 physical forward derivative contracts as of December 31, 2024 and 2023.

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

All of our goodwill is allocated to the GDSO segment. During 2024 and 2023, we completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro-economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on our assessment, no impairment was identified.

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

As of December 31, 2024, we had total borrowings outstanding under our credit agreement of $396.5 million. Please read Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.0 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

While we seek to maintain a position that is substantially balanced within our commodity product purchase and sales activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in our businesses, such as weather conditions. In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace. We also engage in a controlled trading program with an aggregate outright commodity exposure of up to 250,000 barrels at any one point in time. Changes in the fair value of these derivative instruments are recognized in the consolidated statements of operations through cost of sales. We may use foreign currency derivatives to minimize the risks of unfavorable exchange rates. These instruments may include foreign currency exchange contracts and forwards. In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk. These foreign currency derivatives are generally short-term in nature and not designated for hedge accounting.

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

At December 31, 2024, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	December 31,	Effect of 10%	Effect of 10%
	2024	Price Increase	Price Decrease
Exchange traded derivative contracts	$(1,808)	$(35,940)	$35,940
Forward derivative contracts	7,605	(11,233)	11,233
Total	$5,797	$(47,173)	$47,173

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2024. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $20.1 million at December 31, 2024.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of December 31, 2024.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report. See “Report of Independent Registered Public Accounting Firm” on page F-4 of our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Four members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. Members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have a separately-designated standing audit committee established in accordance with the Securities Exchange Act of 1934 and a compensation committee. The four independent members of the board of directors of our general partner, Messrs. Hailer, Owens and Pereira and Ms. McGrory, serve as the sole members of the conflicts, audit and compensation committees.

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

Set forth below are the names, ages (as of February 21, 2025) and titles of persons currently serving as directors and executive officers of our general partner:

Name	Age	Position with Global GP LLC
Richard Slifka	84	Chairman
Eric Slifka	59	President, Chief Executive Officer and Vice Chairman
Mark A. Romaine	56	Chief Operating Officer
Gregory B. Hanson	47	Chief Financial Officer
Matthew Spencer	46	Chief Accounting Officer
Sean T. Geary	57	Chief Legal Officer and Secretary
Jaime Pereira	70	Director
John T. Hailer	64	Director
Robert W. Owens	71	Director
Clare McGrory	49	Director

Richard Slifka was elected Vice Chairman of the Board of our general partner in March 2005 and became Chairman in March 2014. He had been employed with Global Companies LLC or its predecessors since 1963. Mr. Slifka served as Treasurer and a director of Global Companies LLC since its formation in December 1998. Mr. Slifka also was a shareholder, a director and the President of Global Petroleum Corp., a privately held affiliated company that had owned, operated and leased to us our petroleum products storage terminal located in Revere, Massachusetts until we acquired the terminal in January 2015. Mr. Slifka is a past director of the New England Fuel Institute and served as president of the Independent Fuel Terminal Operators Association until 2024. He served on the Boston Medical Center Corporation Board of Trustees from 2006–2019 and on the BMC Health System, Inc., Board of Trustees from 2013–2021. He also served on the board of directors of St. Francis House until 2024. Mr. Slifka served as a director of the National Multiple Sclerosis Society from 1988–2019. Mr. Slifka’s extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Chairman of the Board. Richard Slifka is the brother of the late Alfred A. Slifka.

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

Jaime Pereira was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in October 2021. Mr. Pereira was appointed as the chair of the audit committee as of January 1, 2022. Mr. Pereira has over forty years of accounting and advisory experience working with a wide variety of domestic and international, public and private companies, including serving as a partner at international accounting firm Ernst & Young LLP for 20 years. At Ernst & Young, Mr. Pereira was responsible for the Consumer Products practice in the Northeast Region and was the coordinating partner for Global Partners LP and other clients such as Bruker Corporation and Au Bon Pain. Mr. Pereira has been a member of the American Institute of Certified Public Accountants, and he currently serves on the Board of Roche Bros. Supermarkets Co. Mr. Pereira is a graduate of the University of Massachusetts Amherst and presently serves on the Business Advisory Council for the Isenberg School of Management. Mr. Pereira’s prior audit history with the Partnership and his extensive experience with the accounting aspects of the energy and retail industries make him well qualified to serve as a director of our general partner.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2024.

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

Communications with Unitholders, Employees and Others

Unitholders, employees and other interested persons who wish to communicate with the board of directors of our general partner, non-management or independent directors as a group, a committee of the board or a specific director may do so by transmitting correspondence addressed to the Board of Directors, Name of Director, Group or Committee, c/o Corporate Secretary, Global Partners LP, P.O. Box 9161, 800 South Street, Suite 500, Waltham, MA 02454-9161, Fax: 781-398-9205.

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

Code of Ethics

The board of directors of our general partner has adopted a code of business conduct and ethics that applies to all officers, directors and employees of our general partner, including the principal executive officer, principal financial officer and principal accounting officer, and to our subsidiaries and their officers, directors and employees.

A copy of the code of business conduct and ethics is available on our website at www.globalp.com or may be obtained without charge upon written request to the Chief Legal Officer at: Global Partners LP, P.O. Box 9161, 800 South Street, Suite 500, Waltham, MA 02454-9161.

Corporate Governance Matters

The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2024.

The certifications of our general partner’s Chief Executive Officer and Chief Financial Officer required by the Securities Exchange Act of 1934 are included as exhibits to this Annual Report on Form 10-K.

Insider Trading Policy

The board of directors of our general partner has adopted an insider trading policy governing the purchase, sale or other disposition of our securities that applies to us and our directors, officers and employees. We believe that our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards of the NYSE. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

In 2024, our NEOs were (i) Mr. Eric Slifka, our Chief Executive Officer (“CEO”); (ii) Mr. Gregory B. Hanson, our Chief Financial Officer (“CFO”); and (iii) the three most highly compensated executive officers of our general partner other than our CEO and CFO during 2024, who were Mr. Mark A. Romaine, our Chief Operating Officer (“COO”), Mr. Sean T. Geary, our Chief Legal Officer and Mr. Matthew Spencer, our Chief Accounting Officer. Each of our NEOs had an employment agreement with our general partner during 2024.

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

The Compensation Committee uses a third-party compensation consultant to study and supply market compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans and arrangements. The Compensation Committee retained Meridian Compensation Partners, LLC (“MCP”) as its compensation consultant for 2024.

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

The Compensation Committee determined that the services provided by MCP to the Compensation Committee during 2024 did not give rise to any conflicts of interest. The Compensation Committee made this determination by assessing the independence of MCP under the six independence factors adopted by the SEC and incorporated into the NYSE Corporate Governance Listing Standards. Further, in making this assessment, the Compensation Committee considered MCP’s written correspondence to the Compensation Committee that affirmed the independence of MCP and the partners, consultants and employees who provide services to the Compensation Committee on executive and director compensation matters.

MCP worked with the Compensation Committee in 2024 to (i) review and update our reference group of peer companies for performance assessment purposes; (ii) help determine competitive compensation ranges and target compensation opportunities for each of our NEOs; (iii) review and consider the design of, create the payment grid for, and update performance targets, performance metrics and related award levels for our NEOs under, our general partner’s short-term incentive plan (the “STIP”) for 2024; (iv) review and consider the design of, create the payment grid for, and update performance targets, performance metrics and related award levels for our NEOs under, our general partner’s long-term incentive plan (“LTIP”) for 2024; (v) assist with a review of new (2025-2027) employment agreements for our NEOs; (vi) assist with compensation information related to the 2024 Form 10-K and support discussions between the Compensation Committee and our CEO; and (vii) assist with determination of compensation for independent directors.

Highlights of Compensation Program Policies for Named Executive Officers

The key highlights of our 2024 compensation program for our NEOs is outlined below:

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

The elements of the 2024 NEO compensation of our general partner were base salaries, short-term incentive awards, discretionary bonuses, long-term equity incentive awards, retirement and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time. Descriptions of the elements of the compensation program, their relationship to our compensation objectives, and principles used to guide their administration appear below:

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

2024 NEO Compensation

Base Salaries

Each NEO’s base salary is a fixed component of compensation for each year. Base salary is designed to compensate each NEO for his role and responsibilities and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). Historically, the base salaries for our NEOs with employment agreements have been set by the terms of their respective employment agreements in effect from time to time. In February 2024, the Compensation Committee ratified and approved increases in base salary for the NEOs, based upon its desire to bring pay levels closer to competitive market levels. As such, the annualized base salaries in effect as of the end of 2024 for our NEOs were as follows: $1,100,000 for Mr. Slifka, $700,000 for Mr. Romaine; $575,000 for Mr. Hanson; $500,000 for Mr. Geary; and $350,000 for Mr. Spencer.

Short-Term Incentive Plans

Our general partner established a STIP for each of our NEOs in March 2024, at which time payout targets (expressed as a percentage of each NEO’s base salary) were established by the Compensation Committee. Target awards under our general partner’s 2024 STIP included a performance-based component, for which 50% of the cash bonus pool was available (the “STIP Performance Component”), and a discretionary component, for which the other 50% of the cash bonus pool was available (the “STIP Discretionary Component”). The STIP Performance Component of incentive awards earned under the 2024 STIP was based on the Partnership’s actual performance in relation to goals for (i) our earnings before interest, taxes, depreciation and amortization (“EBITDA”), with a 35% weighting towards the STIP Performance Component, and (ii) our distributable cash flow before payment to preferred unitholders (“DCF”), with a 15% weighting towards the STIP Performance Component (the EBITDA and DCF goals, collectively, the “2024 Performance Objective”). The EBITDA component of the 2024 Performance Objective was selected by the Compensation Committee because it represents an accurate indicator of our performance over a specific period of time. The DCF component of the 2024 Performance Objective was selected by the Compensation Committee because it represents an accurate indicator of our success to provide a cash return on our limited partners’ investment in us. EBITDA and DCF are discussed in more detail under “Results of Operations – Evaluating Our Results of Operations”. EBITDA may be adjusted by the Compensation Committee in its discretion to account for unusual, one-time factors that occurred during the year and could have increased or decreased EBITDA.

The Compensation Committee ratified and approved the following STIP target values for the NEOs under the 2024 STIP: 150% (or $1,650,000) for Mr. Slifka; 100% (or $700,000) for Mr. Romaine; 90% (or $518,000) for Mr. Hanson; 85% (or $425,000) for Mr. Geary; and 75% (or $263,000) for Mr. Spencer.

STIP Performance Component (50% of the incentive target value).—Under the terms of the 2024 STIP, each NEO could have earned between 0% and 200% of their respective incentive target value based on achieved performance against pre-set performance goals, specifically EBITDA (weighted at 70% of the STIP Performance Component) and DCF (weighted at 30% of the STIP Performance Component). With respect to the EBITDA performance goal, the threshold was set at $272,487,000, the target was set at $340,609,000 and the maximum was set at $408,731,000. With respect to the DCF performance goal, the threshold was set at $136,412,000, the target was set at $170,515,000 and the maximum was set at $204,618,000. If the applicable threshold had not been achieved for the EBITDA performance goal and the DCF performance goal, then no amounts would have been paid under the 2024 STIP with respect to the STIP Performance Component.

With respect to the EBITDA performance goal, we achieved 112% of the target performance with respect to EBITDA and 115% of the target performance with respect to DCF. Accordingly, the Compensation Committee awarded our NEOs 164% of the STIP Performance Component for 2024, resulting in the following payouts: $1,353,000 for Mr. Slifka; $574,000 for Mr. Romaine; $424,000 for Mr. Hanson; $349,000 for Mr. Geary; and $215,000 for Mr. Spencer.

STIP Discretionary Component (50% of the incentive target value).—The STIP Discretionary Component is intended to allow the Compensation Committee to analyze other important business factors that it may consider for determining the total STIP payout. Such factors may include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us, management of our business in the face of adverse market conditions and, as may be applicable, the contributions of any or all of the NEOs. Mr. Slifka’s evaluation of our NEOs’ performance in 2024 included the recognition that their individual and collective performances were excellent, noting that they: (i) completed the integration of twenty-five (25) liquid terminals acquired in December 2023 and the acquisition of five (5) liquid terminals in the Northeast during 2024, which further enhances Global’s position in the energy economy of the Northeast, mid-Atlantic and the South; (ii) oversaw strong financial performance exceeding both EBITDA and DCF goal ranges; (iii) continued optimization of our existing business; and (iv) maintained prudent and proactive balance sheet management (including significant and successful capital raising to facilitate acquisitions), enhancing liquidity and strengthening our balance sheet.

In considering whether, and in what amount(s), to grant any or all of our NEOs 2024 STIP Discretionary Component awards, the Compensation Committee recognized that our business performance in 2024 was strong, with our leadership team successfully managing external challenges and fulfilling many important initiatives. The Compensation Committee noted that our NEOs, individually and collectively, have continued to effectively oversee development of activities and staffing consistent with our strategies and growth objectives, and that they encourage the identification of and response to new opportunities as they arise. The following initiatives were undertaken by us under the leadership of Mr. Slifka and executed by our NEOs to strategically continue to acquire, invest in and optimize synergistic, high-quality assets that complement our operational capabilities, strengthen our balance sheet, and enhance our liquidity in order to be in a position to pursue opportunities fundamental to our growth strategy. Our 2024 initiatives included:

●	On November 1, 2024, we completed the acquisition of a liquid energy terminal in East Providence, Rhode Island from ExxonMobil Oil Corporation which features 10 product tanks with 959,730-barrel shell capacity and serves as a strategic storage facility for various products, including gasoline, additives, distillates, and ethanol. The facility includes a six-bay truck rack servicing the Rhode Island, Northern Connecticut, and Southern Massachusetts markets, as well as a large dock with capabilities to accommodate long-range vessels.
●	On April 9, 2024, we completed the $273 million dollar acquisition of four (4) liquid energy terminals from Gulf Oil Limited Partnership strategically located in Chelsea, MA, New Haven, CT, Linden, NJ and Woodbury, NJ, with a combined shell capacity of approximately 3.0 million barrels, these terminals expand Global’s ability to store and distribute gasoline, distillates, and ethanol and further enhance Global’s position in the energy economy of the Northeast.
●	In March 2024, we launched a new brand identity that reflects and embodies the company’s commitment to supplying the energy people need today, while actively investing in and promoting sustainable alternatives for the future.
●	On February 5, 2024, we amended our Credit Agreement to, among other things, reallocate $300.0 million of the revolving credit facility to the working capital revolving credit facility and reduce the working capital interim commitment from $200.0 million to $0. After giving effect to the foregoing reallocation and reduction, the working capital revolving credit facility is $950.0 million and the revolving credit facility is $600.0 million, for a total commitment of $1.55 billion.

●	In January 2024, we issued $450.0 million of senior unsecured notes and redeemed the $69.0 million of Series A Preferred Units, to enhance our liquidity and optimize our balance sheet.
●	Continuing commitment to invest in our infrastructure.
●	Continuing optimization of fuel margins and volumes in both our GDSO and Wholesale segments.
●	Ongoing divestiture of non-strategic assets and optimization of our retail portfolio through strategic conversion class of trade conversions.

Taking into account Mr. Slifka’s assessment, the Partnership’s results of operations for 2024, as well as the Compensation Committee’s review of the individual performance of each of our NEOs in 2024, the Compensation Committee awarded our NEOs 166% of the STIP Discretionary Component for 2024, resulting in the following payouts: $1,370,000 for Mr. Slifka; $581,000 for Mr. Romaine; $430,000 for Mr. Hanson; $353,000 for Mr. Geary; and $218,000 for Mr. Spencer.

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

On March 25, 2024, based on the specific contributions made by each NEO during their 2023 service, the Compensation Committee awarded to each of our NEOs a supplemental discretionary equity-based award under the LTIP. The March 25, 2024 LTIP awards, which will vest on March 24, 2025, were granted in the following amounts: 24,802 phantom units for Mr. Slifka; 11,161 phantom units for Mr. Romaine; 6,680 phantom units for Mr. Hanson; 5,423 phantom units for Mr. Geary; and 4,034 phantom units for Mr. Spencer. Please see Long-Term Equity Incentive Awards—2024 Phantom Unit Awards.

Long-Term Equity Incentive Awards

The Compensation Committee uses time-based phantom unit awards (each, a “Time Phantom Unit Award”) and performance-based phantom units awards (each, a “Performance Phantom Unit Award”), each with distribution equivalent rights (“DERs”) under the LTIP in its NEO compensation design.

2024 Phantom Unit Awards.— On March 22, 2024, the Compensation Committee authorized the grant to each of our NEOs of a Performance Phantom Unit Award and a Time Phantom Unit Award. In addition, on March 22, 2024, the Compensation Committee authorized a supplemental discretionary award of a Time Phantom Unit Award that has a one (1) year cliff vest. Please see 2024 NEO Compensation—Discretionary Bonuses.

The 2024 Performance Phantom Unit Awards represent the right to receive phantom units (or an equivalent amount of cash) in an amount up to 200% of the target number of phantom units subject to (i) such 2024 Performance Phantom Unit Award, and (ii) the NEO’s continued employment and satisfaction of performance criteria based on our DCF for a three (3) year cumulative performance period that begins on January 1, 2024 and ends on December 31, 2026, with the phantom units vesting upon completion of the overall three-year performance period and certification of the applicable level of achievement by the Compensation Committee. The Compensation Committee will calculate our cumulative DCF for the overall three-year performance period and, based on the aggregate results for such years, the number of phantom units earned under each 2024 Performance Phantom Unit Award could range from 0% to 200% of target. The Performance Phantom Unit Award targets are as follows: 57,871 for Mr. Slifka; 20,944 for Mr. Romaine; 19,842 for Mr. Hanson; 11,409 for Mr. Geary; and 6,614 for Mr. Spencer.

The 2024 Time Phantom Unit Awards represent the right to receive phantom units (or an equivalent amount of cash) on the applicable vesting date(s). On March 25, 2024, the Compensation Committee granted to our NEOs the following Time Phantom Unit Awards: 24,802 phantom units for Mr. Slifka; 11,161 phantom units for Mr. Romaine; 6,680 phantom units for Mr. Hanson; 5,423 phantom units for Mr. Geary; and 4,034 phantom units for Mr. Spencer, all of which will vest on March 24, 2025, subject to the NEO’s continued employment through such vesting date. On March 25, 2024, the Compensation Committee granted to our NEOs the following Time Phantom Unit Awards: 57,870 phantom units for Mr. Slifka; 20,943 phantom units for Mr. Romaine; 19,841 phantom units for Mr. Hanson; 11,408 phantom units for Mr. Geary; and 6,614 phantom units for Mr. Spencer, all of which vested or are eligible to vest in three substantially equal installments on January 6, 2025, January 5, 2026 and January 5, 2027, subject to the NEO’s continued employment through such vesting dates.

The 2024 Time Phantom Unit Awards granted on March 25, 2024 represent our traditional annual equity incentive award grants designed to incentivize and reward our NEOs and provide a long-term retentive goal. The 2024 Time Phantom Unit Awards granted on March 25, 2024 that vest on March 24, 2025, represent supplemental discretionary awards designed to reward the NEOs for their extraordinary performance in 2023 and the Partnership’s outstanding financial performance in 2023, as well as for positioning the Partnership for future growth and strength in the face of volatility in the commodity markets, geopolitical and logistical challenges, and a changing industry.

2023 Phantom Unit Awards.— In 2023, each of our NEOs received (i) a performance-based phantom unit award (a “2023 Performance Phantom Unit Award”), (ii) a time-based phantom unit award (a “2023 Time Phantom Unit Award”), (iii) a supplemental discretionary equity-based award under the LTIP which vests on May 3, 2025, and (iv) a second supplemental discretionary bonus, consisting of a 50% cash component and 50% equity component which vested in 2024.

The 2023 Performance Phantom Unit Awards are subject to a three (3) year cumulative performance period that begins on January 1, 2023 and ends on December 31, 2025, with the phantom units vesting upon completion of the overall three-year performance period and certification of the applicable level of achievement by the Compensation Committee. The Compensation Committee will calculate our cumulative DCF for the overall three-year performance period and, based on the aggregate results for such years, the number of phantom units earned under each 2023 Performance Phantom Unit Award could range from 0% to 200% of target. Generally, an NEO must be continuously employed over the three-year period ending on December 31, 2025 in order for any earned 2023 Performance Phantom Unit Awards to vest, subject to certain exceptions.

The 2023 Time Phantom Unit Awards represent the right to receive phantom units (or an equivalent amount of cash) and vested or are eligible to vest in three substantially equal installments on January 5 of 2024, 2025 and 2026 (as defined in the 2023 phantom unit award agreement under the LTIP), subject to the NEO’s continued employment through such vesting dates.

2022 Performance Phantom Unit Awards. In 2022, each of our NEOs received a performance-based phantom unit award (a “2022 Performance Phantom Unit Award”). The 2022 Performance Phantom Unit Awards are subject to three consecutive one-year performance periods, with the first one-year performance period having commenced on January 1, 2022. Based on the Compensation Committee’s certification of our DCFs for each of the three one-year performance subperiods within the overall three-year performance period, the number of phantom units earned under each 2022 Performance Phantom Unit Award was 200%, representing 138,068 phantom units for Mr. Slifka; 55,228 phantom units for Mr. Romaine; 27,614 phantom units for Mr. Hanson; 19,724 phantom units for Mr. Geary; and 17,752 phantom units for Mr. Spencer, all of which vested upon such certification.

For a discussion of the treatment of the 2022, 2023 and 2024 Phantom Unit Awards in the event of certain termination events, please see Potential Payments upon Termination or Change of Control.

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

From 2018 through 2022, we granted awards to our NEOs under the LTCIP. However, no LTCIP awards were granted to our NEOs during 2024, as the Compensation Committee determined that it was more appropriate to grant phantom unit awards under the LTIP instead. For more information on such phantom unit awards, please see Long-Term Equity Incentive Awards above.

On June 10, 2022, the board of directors of our general partner granted awards under the LTCIP to our NEOs (each, a “2022 LTCIP Award”) in the following amounts: $4,500,000 for Mr. Slifka; $1,500,000 for Mr. Romaine; $600,000 for Mr. Hanson; $400,000 for Mr. Geary; and $600,000 for Mr. Spencer. Each 2022 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vested on March 11, 2024, 33.3% of the award vests on March 11, 2025, and 33.3% of the award vests on March 11, 2026, subject to each NEO’s continued employment through such vesting dates.

In addition, on March 31, 2022, the board of directors of our general partner also granted awards under the LTCIP in the amount of $90,000 for Mr. Hanson and $50,000 for Mr. Geary in respect of their respective partial year of service prior to their becoming executive officers. We also refer to such awards as 2022 LTCIP Awards herein, which are subject to the following vesting schedule: 33.4% of the award vested on March 11, 2024, 33.3% of the award vests on March 11, 2025, and 33.3% of the award vests on March 11, 2026, subject to each such NEO’s continued employment through such vesting dates.

On October 22, 2021, the board of directors of our general partner granted awards under the LTCIP to our NEOs (each, a “2021 LTCIP Award”) in the following amounts: $3,500,000 for Mr. Slifka; $1,300,000 for Mr. Romaine; and $600,000 for Mr. Spencer. Each 2021 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vested on July 10, 2023, 33.3% of the award vested on July 10, 2024, and 33.3% of the award vests on July 10, 2025, subject to each such NEO’s continued employment through such vesting dates.

On August 25, 2020, the board of directors of our general partner granted awards under the LTCIP to our NEOs (each, a “2020 LTCIP Award”) in the following amounts: $3,300,000 for Mr. Slifka; $1,200,000 for Mr. Romaine; and $400,000 for Mr. Spencer. Each 2020 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vested on September 25, 2022, 33.3% of the award vested on September 25, 2023, and 33.3% of the award vested on September 25, 2024.

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

Pension Benefits

Our NEOs, other than Messrs. Hanson and Spencer, were eligible to participate in the Global Partners LP Pension Plan (the “Global Pension Plan”) in accordance with our general partner’s policies and on the same general basis as other employees of our general partner. As previously disclosed, under the Global Pension Plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or, if earlier, upon termination due to death or disability. The Global Pension Plan was frozen on December 31, 2009, and notice of its termination election effective as of December 31, 2023 was delivered to plan participants on November 1, 2023. Settlement of obligations under the Global Pension Plan was completed in November 2024. Messrs. Slifka and Romaine received lump-sum distributions of their vested pension benefits under the Global Pension Plan. Mr. Geary elected to have his distributions transferred to United of Omaha Life Insurance Company, which will handle the payment distribution of his vested pension benefits. As of December 31, 2024, neither we nor our general partner had further obligations to any of the NEOs under the Global Pension Plan. Please see Other Benefits—Pension Benefits for additional information regarding the settlement of pension benefits under the Global Pension Plan.

Other Benefits

Each of our NEOs is eligible to participate in our general partner's health insurance plans and other employee benefit plans in accordance with our general partner’s policies and on the same general basis as other employees of our general partner.

Additional perquisites for our NEOs may include payment of premiums for long-term disability insurance, automobile fringe benefits and club membership dues.

Employment Agreements

Each of our NEOs entered into a three-year employment agreement with our general partner effective as of January 1, 2022. We believe that the post-termination and change in control payments in the employment agreements allow our NEOs to focus on making business decisions that maximize our interests and the interests of our unitholders without allowing personal considerations to influence the decision-making process. Please read Potential Payments upon Termination or Change of Control for a discussion of the provisions in each employment agreement relating to termination, change in control and related payment obligations. On February 26, 2025, the Compensation Committee approved entering into a new three-year employment agreement between each NEO and our general partner, effective as of January 1, 2025. When executed, these new employment agreements will be on substantially the same terms as the previous employment agreements.

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

Policies and Practices Related to the Grant of Certain Equity Awards in Relation to the Release of Material Non-Public Information

We do not currently grant stock options or option-like equity awards to our employees or directors, therefore we do not currently have a formal practice or policy with respect to the grant of stock options or option-like awards.

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

Clare McGrory

Jaime Pereira

February 26, 2025

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of Robert W. Owens (Chair), John T. Hailer, Clare McGrory and Jaime Pereira. None of the members of the Compensation Committee are officers or employees of our general partner or any of its affiliates. Mr. Richard Slifka has served as Chairman of our general partner’s board of directors since March 12, 2014 and previously served as Vice-Chairman of our general partner’s board of directors since its inception. Mr. Eric Slifka has served as Vice-Chairman of our general partner’s board of directors since March 12, 2014.

Compensation of Named Executive Officers

The following table sets forth certain information with respect to compensation during 2024, 2023 and 2022 of our NEOs.

						Change in
						Pension Value
						and Deferred
					Non‑Equity	Nonqualified
			Unit		Incentive Plan	Compensation	All Other
Name and Principal		Salary	Awards	Bonus	Compensation	Earnings	Compensation	Total
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)
Eric Slifka	2024	1,100,000	6,375,030	—	6,490,400	—	81,833	14,047,263
President and CEO	2023	1,000,000	6,499,980	500,000	3,000,000	7,606	81,871	11,089,457
	2022	1,000,000	3,929,415	—	6,500,000	—	67,181	11,496,596
Gregory B. Hanson	2024	575,000	2,103,026	—	1,167,710	—	64,483	3,910,219
Chief Financial Officer	2023	475,000	1,549,508	159,500	808,000	—	60,659	3,052,667
	2022	425,000	785,894	—	1,328,000	—	51,518	2,590,412
Mark A. Romaine	2024	700,000	2,406,257	—	2,488,500	—	74,156	5,668,913
Chief Operating Officer	2023	675,000	2,937,473	287,500	1,350,000	1,323	56,933	5,308,229
	2022	575,000	1,571,760	—	2,650,000	—	49,261	4,846,021
Matthew Spencer	2024	350,000	783,004	—	966,400	—	74,074	2,173,478
Chief Accounting Officer	2023	325,000	812,513	112,500	488,000	—	53,540	1,791,553
	2022	300,000	505,222	—	1,050,000	—	53,414	1,908,636
Sean T. Geary	2024	500,000	1,280,966	—	917,900	—	62,906	2,761,772
Chief Legal Officer and Secretary	2023	410,000	1,574,994	140,500	656,000	724	59,786	2,842,004
	2022	375,000	561,345	—	1,012,000	—	46,767	1,995,112
(1)	Amounts reported in this column reflect the base salary earned by our NEOs for services performed during the applicable fiscal year.
(2)	The grant date fair value of the 2024 Performance Phantom Unit Awards and 2024 Time Phantom Unit Awards granted to our NEOs are determined in accordance with FASB ASC Topic 718. Regarding assumptions underlying the valuation of these equity awards, please see Note 19 to Consolidated Financial Statements. Amounts in this column reflect the total of the following for 2024:
a.	The grant date fair value of the March 25, 2024 Time Phantom Unit Awards granted to our named executed officers is calculated using the closing price of our common units on the grant date ($45.36) and is $2,624,983 for Mr. Slifka, $899,988 for Mr. Hanson, $949,974 for Mr. Romaine, $300,011 for Mr. Spencer and $517,467 for Mr. Geary.
b.	The grant date fair value of the March 25, 2024 discretionary Time Phantom Unit Awards granted to our named executed officers is calculated using the closing price of our common units on the grant date ($45.36) and is $1,125,019 for Mr. Slifka, $303,005 for Mr. Hanson, $506,263 for Mr. Romaine, $182,982 for Mr. Spencer and $245,987 for Mr. Geary.
c.	The grant date fair value of the 2024 Performance Phantom Unit Awards is based on achievement of the target level of performance with respect to the applicable performance criteria and is $2,625,029 for Mr. Slifka, $900,033 for Mr. Hanson, $950,020 for Mr. Romaine, $300,011 for Mr. Spencer, and $517,512 for Mr. Geary. Assuming that, instead of target, the highest level of performance with respect to the applicable performance criteria is achieved, the aggregate grant date fair value of the 2024 Performance Phantom Units would be $5,250,057 for Mr. Slifka, $1,800,066 for Mr. Hanson, $1,900,040 for Mr. Romaine, $600,022 for Mr. Spencer, and $1,035,024 for Mr. Geary.

(3)	In 2024, there were no discretionary bonuses paid to our NEOs for services performed during 2023. In 2023, Messrs. Slifka, Hanson, Romaine, Spencer and Geary were paid discretionary cash bonuses of $500,000, $159,500, $287,500, $112,500, and $140,500, respectively, for services performed during 2022. The amounts shown in the table above do not reflect long-term incentive awards granted in 2024 or discretionary cash bonuses paid after the date of this report as such long-term incentive awards were granted in 2024, and such discretionary cash bonuses have not yet been paid as of the date of this Annual Report on Form 10-K.
(4)	Amounts reported in this column reflect the bonuses paid to each of the NEOs for services performed during 2024, 2023 and 2022, which were determined in accordance with our general partner’s Short-Term Incentive Plans described above under Elements of Compensation—Short-Term Incentive Plans and our general partner’s Long-Term Cash Incentive Plans described above under “Elements of Compensation—Long-Term Cash Incentive Awards. Note that: (i) the amounts reported in this column do not reflect the grant date fair value of bonuses or non-equity incentive plan compensation granted to the NEOs in respect of their services during 2023, 2022 or 2021; and (ii) payment of the 2023 STIP was accelerated and paid in December 2022.
(5)	Messrs. Hanson and Spencer are not eligible to participate in our general partner’s pension plan because it was frozen prior to their commencement of employment with us.
(6)	With respect to Mr. Slifka, “All Other Compensation” for the years ended December 31, 2024, 2023 and 2022 includes, among other things club membership dues. The amounts in this column for 2024 are described further in the All Other Compensation table below.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table for the fiscal year ended December 31, 2024:

	Employer
	Contributions to		Personal
	Global 401(k)	Club Membership	Benefits	Total All Other
Name	Plan ($)	Dues ($)	($)(1)	Compensation ($)
Eric Slifka	13,200	27,752	40,881	81,833
Gregory B. Hanson	14,287	—	50,196	64,483
Mark A. Romaine	13,800	—	60,356	74,156
Matthew Spencer	17,083	—	56,991	74,074
Sean T. Geary	13,800	—	49,106	62,906
(1)	The amounts in this column include the estimated incremental cost of an automobile provided by us for the NEO’s use; medical and dental premiums paid by us; and life insurance and long-term disability premiums paid by us.

Grants of Plan-Based Awards

The following table sets forth information regarding non-equity awards and equity awards granted to the NEOs in 2024.

		Estimated Possible Payouts Under			Estimated Possible Payouts Under
		Non-Equity Incentive Plan Awards (2)			Equity Incentive Plan Awards (3)				Grant Date
	Award	Minimum			Minimum			All Other	Fair Value of
	Type	Threshold	Target	Maximum	Threshold	Target	Maximum	Awards	Unit Awards
Name	(1)	($)	($)	($)	(#)	(#)	(#)	(#)(4)	($)(5)
Eric Slifka	(a)	577,500	1,650,000	3,300,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	24,802	1,125,019
	(c)	—	—	—	—	—	—	57,870	2,624,983
	(d)	—	—	—	20,255	57,871	115,742	—	2,625,029
Gregory B. Hanson	(a)	181,300	518,000	1,036,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	6,680	303,005
	(c)	—	—	—	—	—	—	19,841	899,988
	(d)	—	—	—	6,945	19,842	39,684	—	900,033
Mark A. Romaine	(a)	245,000	700,000	1,400,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	11,161	506,263
	(c)	—	—	—	—	—	—	20,943	949,974
	(d)	—	—	—	7,330	20,944	41,888	—	950,020
Matthew Spencer	(a)	92,050	263,000	526,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	4,034	182,982
	(c)	—	—	—	—	—	—	6,614	300,011
	(d)	—	—	—	2,315	6,614	13,228	—	300,011
Sean T. Geary	(a)	148,700	425,000	850,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	5,423	245,987
	(c)	—	—	—	—	—	—	11,408	517,467
	(d)	—	—	—	3,993	11,409	22,818	—	517,512
(1)	Award types:
(a)	STIP – Grant date: March 22, 2024
(b)	2024 Time Phantom Unit Awards (supplemental discretionary awards) – Grant date: March 25, 2024
(c)	2024 Time Phantom Unit Awards – Grant date: March 25, 2024
(d)	2024 Performance Phantom Unit Awards – Grant date: March 25, 2024
(2)	For calendar year 2024, each NEO’s STIP award consisted of the STIP Performance Component (weighted 50%) and the STIP Discretionary Component (weighted 50%). Amounts shown represent the “threshold,” “target” and “maximum” amounts payable under the STIP awards. On February 26, 2025, the Compensation Committee determined that one hundred sixty four percent (164%) of the STIP Performance Component and one hundred sixty six percent (166%) of the STIP Discretionary Component were earned by the NEOs for calendar year 2024. Actual payout of the STIP awards (the Performance Component and the Discretionary Component) for calendar year 2024 is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(3)	This column includes the threshold, target, and maximum payouts under the 2024 Performance Phantom Unit Awards granted to the NEOs. For more information on these awards, see Elements of Compensation—Long-Term Equity Incentive Awards.
(4)	This column includes the (i) 2024 Time Phantom Unit Awards (supplemental discretionary awards) and (ii) the 2024 Time Phantom Unit Awards, granted to the NEOs. For more information on these awards, see Elements of Compensation—Long-Term Equity Incentive Awards.
(5)	Amounts in this column reflect the grant date fair value of 2024 Performance Phantom Unit Awards (target amount), 2024 Time Phantom Unit Awards (supplemental discretionary awards), and 2024 Time Phantom Unit Awards granted to our NEOs are determined in accordance with FASB ASC Topic 718. For more information on the assumptions underlying the valuation of these equity awards, please see Note 19 to Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year End

The following table presents the full amount of the equity awards held by our NEOs as of December 31, 2024, which consist of time-based and performance-based phantom units granted on June 8, 2022, March 3, 2023, May 5, 2023 and March 24, 2024 under the LTIP. The awards shown on the table below were the only equity awards held by the NEOs at the end of the last fiscal year:

			Performance Phantom Unit Awards
			Equity Incentive	Equity Incentive
	Time Phantom Unit Awards		Plan Awards	Plan Awards
	Number of	Market Value of	Number of	Market Value of
	Units That Have	Units That Have	Units That Have	Units That Have
Name	Not Vested (#)(1)	Not Vested ($)(2)	Not Vested (#)(3)	Not Vested ($)(2)
Eric Slifka	199,071	9,266,755	382,566	17,808,447
Gregory B. Hanson	50,407	2,346,446	99,916	4,651,090
Mark A. Romaine	90,691	4,221,666	144,326	6,718,375
Matthew Spencer	23,899	1,112,498	46,718	2,174,723
Sean T. Geary	36,397	1,694,280	66,148	3,079,189
(1)	Reflects the following Awards:

a.	2022 Time Phantom Unit Awards, which vest over a three-year period, with one-third of the award having vested on January 1, 2023, one-third of the award having vested on January 1, 2024, and the final one-third of the award having vested on January 1, 2025.

b.	2023 Time Phantom Unit Awards granted on March 3, 2023, which vest over a three-year period, with one-third of the award having vested on January 5, 2024, one-third of the award having vested on January 5, 2025, and the final one-third of the award scheduled to vest on January 5, 2026.

c.	2023 Time Phantom Unit Awards granted on May 3, 2023, which vest in full on May 3, 2025.

d.	2024 Time Phantom Unit Awards (supplemental discretionary awards) granted on March 25, 2024, which will vest in full on March 24, 2025.

e.	2024 Time Phantom Unit Awards granted on March 25, 2024, which vest over a three-year period, with one-third of the award having vested on January 6, 2025, one-third of the award scheduled to vest on January 5, 2026, and the final one-third of the award scheduled to vest on January 5, 2027.

(2)	The market value of unvested 2022, 2023 and 2024 Performance Phantom Unit Awards and Time Phantom Unit Awards is calculated based on the closing price of our common units on December 31, 2024 (the last trading day of 2024), which was $46.55. With respect to the 2022, 2023 and 2024 Performance Phantom Unit Awards, the amount shown is based on achievement of 200% of target performance with respect to the applicable performance criteria.
(3)	Reflects the target number of phantom units subject to the 2022 Performance Phantom Unit Awards, the 2023 Performance Phantom Unit Awards and the 2024 Performance Phantom Unit Awards. The 2022 Performance Phantom Unit Awards vest after a three-year performance period that consists of three one-year performance subperiods, based on the level of achievement with respect to the applicable performance criteria during such period. The 2023 Performance Phantom Unit Awards and the 2024 Performance Phantom Unit Awards vest after a three-year cumulative performance period, based on the level of achievement with respect to the applicable performance criteria during such period. The number of phantom units earned could range from 0% to 200% of the target number of phantom units subject to each 2022 Performance Phantom Unit Award, each 2023 Performance Phantom Unit Award and each 2024 Performance Phantom Unit Award. On February 26, 2025, the Compensation Committee certified that with respect to the 2022 Performance Phantom Unit Awards, the performance criteria had been satisfied, resulting in 200% of the target having been earned. As such, using the $46.55 closing price on December 31, 2024, Mr. Slifka earned 138,068 phantom units, valued at $6,427,065; Mr. Romaine earned 55,228 phantom units, valued at $2,570,863; Mr. Hanson earned 27,614 phantom units, valued at $1,285,432; Mr. Geary earned 19,724 phantom units, valued at $918,152; and Mr. Spencer earned 17,752 phantom units, valued at $826,356.

Units Vested in the 2024 Fiscal Year

The following table presents phantom units awarded to the NEOs that vested during the year ended December 31, 2024:

	Unit Awards
	Number of	Market Value of
	Vested	Vested
Name	Phantom Units (#)	Phantom Units ($)(1)
Eric Slifka	58,972	2,539,787
Gregory B. Hanson	14,665	635,167
Mark A. Romaine	25,411	1,102,217
Matthew Spencer	8,844	384,928
Sean T. Geary	11,297	491,182
(1)	The market value of these phantom units shown in the table above were calculated based on the price per common unit on the last business day before the applicable vesting date.

Potential Payments upon a Change of Control or Termination

The following tables show potential payments to each of our NEOs under contracts, agreements, plans or arrangements, whether written or unwritten (including the employment agreements with each of our NEOs that were in effect as of December 31, 2024), for various scenarios involving a change of control or termination of employment of each such NEO assuming a December 31, 2024 termination date. In addition, amounts reflected in the tables below with respect to LTIP awards were calculated based on the closing price of our common units of $46.55 per unit as of December 31, 2024, which was the last day on which the market was open in 2024.

LTIP Awards.

If an officer’s employment with our general partner is terminated by our general partner without cause or by the NEO for good reason, the NEO will be deemed to have satisfied the continued employment requirement with respect to the phantom units subject to the NEO’s 2022, 2023 or 2024 Performance Phantom Unit Award and such phantom units will be eligible to become earned based on actual achievement with respect to the applicable performance criteria; provided that, if such termination without cause or for good reason occurs within the 24-month period following a change in control, the number of phantom units that become earned will be equal to the greater of (i) the target number of phantom units subject to the 2022, 2023 or 2024 Performance Phantom Unit Award, and (ii) the number of phantom units that would become earned based on actual achievement with respect to the applicable performance criteria through the date of the change in control.

If a NEO’s employment with our general partner is terminated due to death or disability, the NEO will be deemed to have satisfied the continued employment requirement with respect to a portion of the unvested phantom units subject to the NEO’s 2022, 2023 or 2024 Performance Phantom Unit Award based on the number of days that the NEO was employed between the performance period commencement date and the date of termination and such phantom units will be eligible to become earned based on actual achievement with respect to the applicable performance criteria. If a NEO’s employment with our general partner is terminated by our general partner due to retirement, the Compensation Committee will generally have sole discretion to determine whether the NEO will be deemed to have satisfied the service requirement with respect to any or all of the phantom units subject to the NEO’s 2022, 2023 or 2024 Performance Phantom Unit Award, which phantom units would then be eligible to become earned based on actual achievement with respect to the applicable performance criteria. If a NEO’s employment with our general partner is terminated by our general partner for cause or by the NEO other than for good reason, all unvested phantom units subject to such NEO’s 2022, 2023 or 2024 Performance Phantom Unit Award will immediately be forfeited.

If a NEO’s employment with our general partner is terminated by our general partner without cause or by the NEO for good reason, all unvested phantom units subject to the NEO’s 2022, 2023 or 2024 Time Phantom Unit Award will immediately vest. If a NEO’s employment with our general partner is terminated due to death or disability, a portion of the unvested phantom units subject to the NEO’s 2022, 2023 or 2024 Time Phantom Unit Award will immediately vest based on the number of days that the NEO was employed between the vesting commencement date and the date of termination. If a NEO’s employment with our general partner is terminated by our general partner due to retirement, the Compensation Committee will generally have sole discretion to determine whether any or all of the unvested phantom units subject to the NEO’s 2022, 2023 or 2024 Time Phantom Unit Award will vest or be forfeited. If a NEO’s employment with our general partner is terminated by our general partner for cause or by the NEO other than for good reason, all unvested phantom units subject to such NEO’s 2022, 2023 or 2024 Time Phantom Unit Award will immediately be forfeited. Upon vesting of each 2022, 2023 or 2024 Phantom Unit Award, phantom units will be settled in our common units unless the Compensation Committee decides, in its sole discretion, to settle such phantom units in cash or a combination of common units and cash.

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

If Mr. Slifka’s employment is terminated by our general partner without “Cause” or by Mr. Slifka for reasons constituting “Constructive Termination,” each as defined in the employment agreement, he shall be paid (i) the Slifka Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary multiplied by 200% (provided, however, that this multiplier shall be 300% if Mr. Slifka terminates his employment for reasons constituting Constructive Termination and such termination occurs within 12 months following a “Change in Control” (as defined in the employment agreement)), plus (iii) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200% (provided, however, that this multiplier shall be 300% if Mr. Slifka terminates his employment for reasons constituting Constructive Termination and such termination occurs within 12 months following a Change in Control), plus (iv) his interests in the long-term incentive plans, including (a) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the Long-Term Cash Incentive Plan, plus (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination. Mr. Slifka’s employment agreement includes a “best of net” provision, whereby any amounts payable to Mr. Slifka that constitute parachute payments under Section 280G of the Code and would be subject to an excise tax under Section 4999 of the Code, will either be: (i) reduced to the level at which no excise tax applies, or (ii) paid in full (such that the Executive is subject to an excise tax), whichever produces the better net after-tax position to Mr. Slifka.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Eric Slifka
Severance Amount	—	5,500,000	5,500,000	5,500,000	8,250,000	5,500,000
LTIP awards (2)	—	18,927,478	18,927,478	27,075,202	27,075,202	—
LTCIP award	4,162,500	4,162,500	4,162,500	4,162,500	4,162,500	—
Fringe benefits	—	50,366	50,366	50,366	50,366	—
Life insurance benefits	—	500,000	—	—	—	—
Total	4,162,500	29,140,344	28,640,344	36,788,068	39,538,068	5,500,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Slifka would receive payment of (a) 100% of the performance-based component ($1,650,000), and (b) 100% of the discretionary component associated with his 2024 STIP target amount ($1,650,000), which represent the amounts awarded to Mr. Slifka under the 2024 STIP. See the section titled “Compensation Discussion and Analysis—2024 NEO Compensation—Short-Term Incentive Plans” for more information.

(2)

With respect to the 2022, 2023 and 2024 Performance Phantom Unit Awards, it has been assumed for purposes of calculating the amounts shown that the actual level of achievement with respect to the applicable performance criteria through December 31, 2024 was equal to target performance. However, this is merely an estimate and the actual level of achievement is subject to change and may be higher or lower than target performance.

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

If Mr. Hanson’s employment is terminated by our general partner without “Cause” or by Mr. Hanson for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Hanson shall be paid (i) the Hanson Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination. Mr. Hanson’s employment agreement includes a “best of net” provision, whereby any amounts payable to Mr. Hanson that constitute parachute payments under Section 280G of the Code and would be subject to an excise tax under Section 4999 of the Code, will either be: (i) reduced to the level at which no excise tax applies, or (ii) paid in full (such that the Executive is subject to an excise tax), whichever produces the better net after-tax position to Mr. Hanson.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Gregory B. Hanson
Severance Amount	—	2,186,000	2,186,000	2,186,000	2,186,000	2,186,000
LTIP awards	—	4,577,742	4,577,742	6,997,536	6,997,536	—
LTCIP award	509,490	509,490	509,490	509,490	509,490	—
Fringe benefits	—	58,019	58,019	58,019	58,019	—
Life insurance benefits	—	500,000	—	—	—	—
Total	509,490	7,831,251	7,331,251	9,751,045	9,751,045	2,186,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Hanson would receive payment of (a) 100% of the performance-based component ($518,000), and (b) 100% of the discretionary component associated with his 2024 STIP target amount ($518,000), which represent the amounts awarded to Mr. Hanson under the 2024 STIP. See the section titled “Compensation Discussion and Analysis—2024 NEO Compensation—Short-Term Incentive Plans” for more information.

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

If Mr. Romaine’s employment is terminated by our general partner without “Cause” or by Mr. Romaine for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Romaine shall be paid (i) the Romaine Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination. Mr. Romaine’s employment agreement includes a “best of net” provision, whereby any amounts payable to Mr. Romaine that constitute parachute payments under Section 280G of the Code and would be subject to an excise tax under Section 4999 of the Code, will either be: (i) reduced to the level at which no excise tax applies, or (ii) paid in full (such that the Executive is subject to an excise tax), whichever produces the better net after-tax position to Mr. Romaine.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Mark A. Romaine
Severance Amount	—	2,800,000	2,800,000	2,800,000	2,800,000	2,800,000
LTIP awards	—	7,741,942	7,741,942	10,940,041	10,940,041	—
LTCIP award	1,431,900	1,431,900	1,431,900	1,431,900	1,431,900	—
Fringe benefits	—	69,082	69,082	69,082	69,082	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,431,900	12,542,924	12,042,924	15,241,023	15,241,023	2,800,000
(1)	In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Romaine would receive payment of (a) 100% of the performance-based component ($700,000), and (b) 100% of the discretionary component associated with his 2024 STIP target amount ($700,000), which represent the amounts awarded to Mr. Romaine under the 2024 STIP. See the section titled “Compensation Discussion and Analysis—2024 NEO Compensation—Short-Term Incentive Plans” for more information.

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

If Mr. Spencer’s employment is terminated by our general partner without “Cause” or by Mr. Spencer for reasons constituting “Constructive Termination” (each as defined in the employment agreement), he shall be paid (i) the Spencer Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, plus (v) group health and similar insurance premiums on behalf of him and his spouse and dependents, if any, for 18 months following the date of termination. Mr. Spencer’s employment agreement includes a “best of net” provision, whereby any amounts payable to Mr. Spencer that constitute parachute payments under Section 280G of the Code and would be subject to an excise tax under Section 4999 of the Code will either be: (i) reduced to the level at which no excise tax applies, or (ii) paid in full (such that the Executive is subject to an excise tax), whichever produces the better net after-tax position to Mr. Spencer.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Matthew Spencer
Severance Amount	—	1,226,000	1,226,000	1,226,000	1,226,000	1,226,000
LTIP awards	—	2,299,752	2,299,752	3,287,221	3,287,221	—
LTCIP award	599,400	599,400	599,400	599,400	599,400	—
Fringe benefits	—	66,586	66,586	66,586	66,586	—
Life insurance benefits	—	500,000	—	—	—	—
Total	599,400	4,691,738	4,191,738	5,179,207	5,179,207	1,226,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Spencer would receive payment of (a) 100% of the performance-based component ($263,000), and (b) 100% of the discretionary component associated with his 2024 STIP target amount ($263,000), which represent the amounts awarded to Mr. Spencer under the 2024 STIP. See the section titled “Compensation Discussion and Analysis—2024 NEO Compensation—Short-Term Incentive Plans” for more information.

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

If Mr. Geary’s employment is terminated by our general partner without “Cause” or by Mr. Geary for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Geary shall be paid (i) the Geary Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination. Mr. Geary’s employment agreement includes a “best of net” provision, whereby any amounts payable to Mr. Geary that constitute parachute payments under Section 280G of the Code and would be subject to an excise tax under Section 4999 of the Code will either be: (i) reduced to the level at which no excise tax applies, or (ii) paid in full (such that the Executive is subject to an excise tax), whichever produces the better net after-tax position to Mr. Geary.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Sean T. Geary
Severance Amount	—	1,850,000	1,850,000	1,850,000	1,850,000	1,850,000
LTIP awards	—	3,198,745	3,198,745	4,773,470	4,773,470	—
LTCIP award	333,000	333,000	333,000	333,000	333,000	—
Fringe benefits	—	60,287	60,287	60,287	60,287	—
Life insurance benefits	—	500,000	—	—	—	—
Total	333,000	5,942,032	5,442,032	7,016,757	7,016,757	1,850,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Geary would receive payment of (a) 100% of the performance-based component ($425,000), and (b) 100% of the discretionary component associated with his 2024 STIP target amount ($425,000), which represent the amounts awarded to Mr. Geary under the 2024 STIP. See the section titled “Compensation Discussion and Analysis—2024 NEO Compensation—Short-Term Incentive Plans” for more information.

Other Benefits

Pension Benefits

The table below sets forth information for the fiscal year ended December 31, 2024 regarding the Global Partners LP Pension Plan, which was terminated effective December 31, 2023. Settlement of obligations under the Global Partners LP Pension Plan was completed in November 2024.

Pension Benefits at December 31, 2024

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)	Accumulated Benefit ($)	Last Fiscal Year ($)(2)
Eric Slifka	(1)	23	—	589,215
Gregory B. Hanson	—	—	—	—
Mark A. Romaine	(1)	11	—	207,179
Matthew Spencer	—	—	—	—
Sean T. Geary	(1)	4	—	69,960
(1)	Global Partners LP Pension Plan.
(2)	Each of Messrs. Slifka and Romaine received lump sum payments and Mr. Geary’s benefit was transferred to United of Omaha Life Insurance Company for future distribution.

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

Benefits under the formula are based upon the employee’s highest consecutive five-year average compensation and are not subject to offset for social security benefits. Compensation for such purposes means compensation including overtime, but excluding bonuses, 50% of commissions, taxable fringe benefits, relocation allowances, transportation allowances, housing allowances, cash and distribution equivalent rights pursuant to any long-term incentive plan and any cash payable in lieu of group healthcare coverage. The Global Pension Plan was terminated effective December 31, 2023, and notice of termination was delivered to plan participants on November 1, 2023. Settlement of obligations under the Global Pension Plan was completed in November 2024.

Compensation of Directors

The following table sets forth (i) certain information concerning the compensation earned by our directors in 2024, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of 2024:

			Non-Equity
	Fees Earned		Incentive Plan
	or Paid in	Unit	Compensation
Name	Cash ($)	Awards ($)(1)	($)	Total ($)
Richard Slifka	250,000	—	—	250,000
Eric Slifka (2)	—	—	—	—
Robert J. McCool (3)	420,000	—	155,000	575,000
Jaime Pereira	295,000	125,012	—	420,012
John T. Hailer	295,000	125,012	155,000	575,012
Robert W. Owens	295,000	125,012	40,000	460,012
Clare McGrory	285,000	125,012	—	410,012
(1)	Amounts reported in this column reflect the grant date fair value, calculated in accordance with FASB ASC Topic 718, of 2,756 phantom units granted to Messrs. Pereira, Hailer and Owens and Ms. McGrory, on March 24, 2024. Each award of phantom units cliff vested in full on January 6, 2025. As of December 31, 2024, each of Messrs. Pereira, Hailer and Owens and Ms. McGrory held a total of 2,756 unvested phantom units.
(2)	Mr. Slifka, as an executive officer of our general partner, is otherwise compensated for his services and therefore does not receive any separate compensation for his service as director.
(3)	Mr. McCool’s compensation included a lump-sum payment of $420,000 in recognition of his years of service to our general partner. Mr. McCool also received $155,000 as a result of the vesting of his LTCIP award in 2024.

Employees of our general partner who also serve as directors do not receive additional compensation. In 2024, directors who are not employees of our general partner (1) received a $250,000 annual cash retainer, and (2) are eligible to participate in the LTIP. In addition, the chair of the (a) audit committee received a $25,000 annual cash retainer; (b)

conflicts committee received a $20,000 annual cash retainer; and (c) Compensation Committee received a $20,000 annual cash retainer. Each member (who is not the chair) of the (x) audit committee received a $15,000 annual cash retainer; (y) conflicts committee received a $10,000 annual cash retainer; and (z) compensation committee received a $10,000 annual cash retainer.

Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

On March 25, 2024, Messrs. Hailer, Owens and Pereira and Ms. McGrory were each granted an award of 2,756 phantom units with DERs. Each of these awards cliff vested as to 100% of the phantom units on January 6, 2025.

On October 22, 2021, Messrs. McCool, Hailer and Owens were awarded LTCIP grants in the amounts of $155,000, $155,000 and $40,000, respectively, in respect of services rendered in 2020. Each such LTCIP award became fully vested as of July 10, 2024.

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

For 2024, our last completed fiscal year:

●	The median of the annual total compensation of our employees (other than the CEO) was $37,440.
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $14,047,263.
●	Based on this information, for 2024, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 375 to 1.

To put this into context, approximately 75% of our employee population consists of convenience store employees, approximately 41% of whom are employed on a part-time basis. Our part-time employees who work less than thirty hours per week receive (i) wages, and (ii) if eligible, sick time and/or 401(k) benefits, but are not eligible for vacation or other fringe benefits. In comparison, if we were to only look at our non-convenience store employee population, the median employee would be employed on a full-time basis, with a total annual compensation of $89,149 in 2024. The ratio of the annual total compensation of our CEO to this median employee was reasonably estimated to be 158 to 1.

To identify the median of the annual total compensation of all of our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	We determined that, as of December 31, 2024, our employee population consisted of 4,846 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary (including seasonal) employees. We selected December 31, 2024 as identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
●	We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, bonuses and equity awards, if any, reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2024.
●	We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.
●	After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2024 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $89,149.
●	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of February 21, 2025, except as otherwise indicated, the beneficial ownership of common units representing limited partner interests in Global Partners LP held by certain beneficial owners of more than five percent (5%) of the common units, by each director and named executive officer of Global GP LLC, the general partner of Global Partners LP (“General Partner”) and by all directors and executive officers of our General Partner as a group:

		Percentage
	Common	of Common
	Units	Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
Alerian MLP ETF (2)	4,949,619	14.6%
Eric Slifka (3)(4)(5)(6)(7)	3,961,157	11.7%
Richard Slifka (6)(8)(9)	2,919,815	8.6%
Invesco Ltd. (10)	2,567,443	7.6%
Alfred A. Slifka 1990 Trust Under Article II-A (5)	2,074,326	6.1%
Global GP LLC (6)	242,369	*
Mark Romaine (11)	197,090	*
Gregory B. Hanson (12)	70,309	*
Sean T. Geary (13)	55,498	*
Matthew Spencer (14)	49,629	*
John T. Hailer	11,165	*
Jaime Pereira	13,665	*
Robert W. Owens	11,165	*
Clare McGrory	6,664	*
All directors and executive officers as a group (10 persons)	7,053,788	20.7%

*      Less than 1%

(1)	The address for each person or entity listed other than Alerian MLP ETF and Invesco Ltd. is P.O. Box 9161, 800 South Street, Suite 500, Waltham, Massachusetts 02454-9161.
(2)

According to a Schedule 13G/A filed on February 13, 2025, each of ALPS Advisors, Inc. and Alerian MLP ETF reported shared voting and dispositive power of 4,949,619 common units as of December 31, 2024. The address for Alerian MLP ETF and its investment advisor, ALPS Advisors, Inc., is 1290 Broadway, Suite 1000, Denver, CO 80203.

(3)

Eric Slifka has sole voting and investment power with respect to the common units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the common units held by Larea Holdings LLC.

(4)

Includes common units held in certain family trusts for the benefit of Eric Slifka’s children for which Eric Slifka is the sole trustee, and a trust for which Eric Slifka serves as co-trustee. Eric Slifka may, therefore, be deemed to beneficially own the common units held by these trusts.

(5)

The trustees of the Alfred A. Slifka 1990 Trust Under Article II-A are Eric Slifka and his two siblings. Eric Slifka has been delegated sole voting and investment authority over the common units owned by the Alfred A. Slifka 1990 Trust Under Article II-A, and therefore may be deemed to beneficially own those common units.

(6)

Purchased by our General Partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees. Since either Eric Slifka or Richard Slifka has sole voting and investment authority for each member of Global GP LLC, none of which owns 50% or more of the membership interests in Global GP LLC, Eric Slifka and Richard Slifka may be deemed to beneficially own the common units held by Global GP LLC.

(7)

Eric Slifka’s total includes 162,870 common units due to vest within 60 days following the date of this table as set forth above, comprised of: (i) 138,068 common units to vest February 26, 2025 under Mr. Slifka’s 2022 Performance Unit Award (assuming 200% earned); and (ii) 24,802 common units to vest March 24, 2025 under Mr. Slifka’s March 25, 2024 Discretionary RSU Award. These amounts do not reflect any common units that may be withheld to satisfy Mr. Slifka’s tax withholding obligations on these awards.

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

(10)

According to a Schedule 13G/A filed on November 6, 2024, Invesco Ltd. reported sole voting and dispositive power of 2,567,443 common units as of September 30, 2024. The address for Invesco Ltd. is 1331 Spring Street NW, Suite 2500, Atlanta, GA 30309.

(11)

Mark Romaine’s total includes 66,389 common units due to vest within 60 days following the date of this table as set forth above, comprised of: (i) 55,228 common units to vest February 26, 2025 under Mr. Romaine’s 2022 Performance Unit Award (assuming 200% earned), and (ii) 11,161 common units to vest March 24, 2025 under Mr. Romaine’s March 25, 2024 Discretionary RSU Award. These amounts do not reflect any common units that may be withheld to satisfy Mr. Romaine’s tax withholding obligations on these awards.

(12)

Gregory Hanson’s total includes 34,294 common units due to vest within 60 days following the date of this table as set forth above, comprised of: (i) 27,614 common units to vest February 26, 2025 under Mr. Hanson’s 2022 Performance Unit Award (assuming 200% earned), and (ii) 6,680 common units to vest March 24, 2025 under Mr. Hanson’s March 25, 2024 Discretionary RSU Award. These amounts do not reflect any common units that may be withheld to satisfy Mr. Hanson’s tax withholding obligations on these awards.

(13)

Sean Geary’s total also includes 25,147 common units due to vest within 60 days following the date of this table as set forth above, comprised of: (i) 19,724 common units to vest February 26, 2025 under Mr. Geary’s 2022 Performance Unit Award (assuming 200% earned), and (ii) 5,423 common units to vest March 24, 2025 under Mr. Geary’s March 25, 2024 Discretionary RSU Award. These amounts do not reflect any common units that may be withheld to satisfy Mr. Geary’s tax withholding obligations on these awards.

(14)

Matthew Spencer’s total also includes 21,786 common units due to vest within 60 days following the date of this table as set forth above, comprised of: (i) 17,752 common units to vest February 26, 2025 under Mr. Spencer’s 2022 Performance Unit Award (assuming 200% earned), and (ii) 4,034 common units to vest March 24, 2025 under Mr. Spencer’s March 25, 2024 Discretionary RSU Award. These amounts do not reflect any common units that may be withheld to satisfy Mr. Spencer’s tax withholding obligations on these awards.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2024:

Number of securities
	Number of Securities			remaining available for
	to be issued		Weighted average	future issuance under
	upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,151,163	(1)	—	1,936,255
Equity compensation plans not approved by security holders	—		—	—
Total	1,151,163	(1)	—	1,936,255

(1)	The 1,151,163 unvested award units as of December 31, 2024 include: (i) 43,058 units for the time-based 2022 NEO LTIP awards, (ii) 82,642 for the time-based 2023 NEO LTIP awards, (iii) 258,386 units for the 2022 NEO Performance LTIP Awards, (iv) 247,928 units for the 2023 NEO Performance LTIP Awards, (v) 105,989 units for the May 3, 2023 supplemental NEO time-based awards, (vi) 52,100 units for the March 25, 2024 supplemental NEO time-based bonus awards, (vii) 116,676 units for the time-based 2024 NEO LTIP awards, (viii) 233,360 units for the 2024 NEO Performance LTIP Awards, and (ix) 11,024 units for the March 25, 2024 time-based independent director awards. The numbers of units reserved for the 2022, 2023 and 2024 NEO

Performance LTIP Awards are calculated using 200% of the 129,193, 123,964 and 116,680 target phantom units respectively granted for these awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of February 21, 2025, affiliates of our general partner, including directors and executive officers of our general partner, owned 6,500,933 common units. Our general partner held 242,369 common units on our behalf pursuant to our repurchase program for future long-term incentive plan obligations. These units held by affiliates of our general partner and our general partner, represent 19.1% of our issued and outstanding common units. In addition, our general partner owns a 0.67% general partner interest in us.

Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Richard Slifka and Eric Slifka, through their beneficial ownership of entities that own membership interests in our general partner.

Max Slifka, the son of Eric Slifka, our President, Chief Executive Officer and Vice Chairman, is an employee of Global GP LLC. During our fiscal year ended December 31, 2024, his total compensation earned was approximately $399,900.

Steven McCool, the son of Robert J. McCool, one of our former independent directors, is an employee of Global GP LLC. During our fiscal year ended December 31, 2024, his total compensation earned was approximately $232,190.

Aaron Slifka, the nephew of Eric Slifka, our President, Chief Executive Officer and Vice Chairman, is an employee of Global GP LLC. During our fiscal year ended December 31, 2024, his total compensation earned was approximately $141,550.

Eric Slifka owns a 20% interest in an entity which leases real property located in Vineyard Haven, Massachusetts to our subsidiary, Drake Petroleum Company, Inc., for the operation of a gasoline station and convenience store. We paid this entity aggregate payments totaling approximately $188,600 during calendar year 2024.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 99.33% to the common unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), and 0.67% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.67% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding common units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $13.0 million on their common units and $0.4 million on the 0.67% general partner interest.

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

Revere Terminal Disposition

On January 14, 2015, we acquired a terminal located on Boston Harbor in Revere, Massachusetts (the “Revere Terminal”) from affiliates of the Slifka family (the “Initial Sellers”) for a purchase price of approximately $23.7 million.

On June 28, 2022, we completed the sale of the Revere Terminal to Revere MA Owner LLC (the “Revere Buyer”), a third party not affiliated with us, for a purchase price of $150.0 million in cash. In connection with closing under the purchase agreement between us and the Revere Buyer, we entered into a leaseback agreement with the Revere Buyer pursuant to which we lease back key infrastructure at the Revere Terminal, including certain tanks, dock access rights, and loading rack infrastructure, to allow us to continue business operations at the Revere Terminal. We terminated the leaseback agreement on September 30, 2024.

Pursuant to the terms of the purchase agreement we entered into with the Initial Sellers in 2015, the Initial Sellers are entitled to an amount equal to fifty percent of the net proceeds (as defined in the 2015 purchase agreement) (the “Initial Sellers Share”) from the sale of the Revere Terminal to the Revere Buyer. At the time of the 2022 closing, the preliminary calculation of the Initial Sellers Share was approximately $44.3 million, which amount was subject to future revisions. As of December 31, 2024, there had been no payments of additional net proceeds to the Initial Sellers.

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under our then-current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, was expected to occur upon the expiration of such storage contract.

On January 17, 2025, we preliminarily settled our obligations under the purchase agreement and the storage contract at the Revere Terminal and paid an additional $22.1 million relating to the final calculation of the Initial Sellers Share, as adjusted for shared expenses and potential operating losses or profits. Any remaining settlement of amounts due to or due from the Initial Sellers is expected to be insignificant.

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

Director Independence

Please read Part III, Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Boston, Massachusetts (PCAOB ID: 42), Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2024 and 2023 calendar years. The audit committee’s charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

Pre-approved fees to Ernst & Young LLP for the fiscal years ended December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Audit Fees (1)	$4,175	$4,425
Audit-Related Fees (2)	125	125
Tax Fees (3)	968	1,060
All other fees (4)	4	4
Total	$5,272	$5,614
(1)	Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young’s audits of the effectiveness of our internal control over financial reporting at December 31, 2024 and 2023.
(2)	Represents fees for assurance and related services and consists primarily of audits of employee benefit plans.
(3)	Tax fees included tax planning and tax return preparation.
(4)	Represents fees for an accounting research tool subscription.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are included with the filing of this Annual Report:
1.	Financial statements—See “Index to Financial Statements” on page F-1.
2.	Financial statement schedules—Financial statement schedules have been omitted as they are not required, not applicable or otherwise included in the consolidated financial statements or notes thereto.
3.	Exhibits—The following is a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.
Exhibit Number		Description
2.1#	—

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

2.6#	—

Amended and Restated Equity Purchase Agreement by and between Gulf Oil Limited Partnership, as Seller, and Global Partners LP, as Buyer, dated as of February 23, 2024 (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 8, 2024).

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

4.2*	—	Description of Common Units registered under Section 12 of the Exchange Act.
4.3*	—	Description of 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units registered under Section 12 of the Exchange Act.
4.4	—

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

10.3˄	—

Global Partners LP Long-Term Incentive Plan (as Amended and Restated Effective June 22, 2012 and further amended as of June 22, 2022) (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on February 27, 2023).

10.4˄	—	Form of Phantom Unit Agreement (Cash Settlement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 6, 2015).
10.5#	—

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

10.6˄	—	Global Partners LP 2018 Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2018).
10.7	—

First Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018).

10.8	—

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

10.10	—	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2020).

10.11	—	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of May 5, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2021).
10.12	—	Slifka Entities Services Agreement, effective as of January 1, 2021 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 7, 2021).
10.13	—	Sixth Amendment to Third Amended and Restated Credit Agreement, dated March 9, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2022).
10.14	—	Seventh Amendment to Third Amended and Restated Credit Agreement, dated March 30, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2022).
10.15˄	—	Employment Agreement by and between Global GP LLC and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2022).
10.16˄	—	Employment Agreement by and between Global GP LLC and Gregory B. Hanson (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 13, 2022).
10.17˄	—	Employment Agreement by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 13, 2022).
10.18˄	—	Employment Agreement by and between Global GP LLC and Matthew Spencer (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 13, 2022).
10.19˄	—	Employment Agreement by and between Global GP LLC and Sean T. Geary (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 13, 2022).
10.20˄	—

Form of Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 5, 2022).

10.21˄	—

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

10.23	—	Eighth Amendment to Third Amended and Restated Credit Agreement, dated February 2, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2023).
10.24#	—	Ninth Amendment to Third Amended and Restated Credit Agreement and Joinder, dated May 2, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2023).
10.25	—

Purchase Agreement, dated January 3, 2024, among the Issuers, the General Partner, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2024).

10.26˄	—

Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (including Restrictive Covenants) (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on February 29, 2024).

10.27˄	—

Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (with Non-Competition Agreement) (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on February 29, 2024).

10.28*	—	Canadian Benchmark Replacement Conforming Changes Amendment, dated as of June 14, 2024 (which constitutes the Tenth Amendment to Third Amended and Restated Credit Agreement dated as of April 25, 2017.
19.1*	—	Insider Trading Policy of Global Partners LP.
21.1*	—	List of Subsidiaries of Global Partners LP.
22.1*	—	List of Subsidiary Guarantors and Co-Issuer of Global Partners LP

23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
97.1	—	Global Partners LP Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on February 29, 2024).
101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Global Partners LP
	By:	Global GP LLC,
its general partner
Dated: February 28, 2025		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2025.

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
Jaime Pereira

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Partners LP (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Valuation of Physical Forward Derivative Contracts
Description of the Matter

As described in Note 2, Note 10 and Note 11 to the financial statements, the Partnership enters into different commodity contracts that qualify as derivative instruments. These include physical forward purchase and sale contracts and are accounted at fair value. These contracts are considered Level 2 derivative instruments under the fair value hierarchy as inputs used to determine fair value are not quoted prices in active markets. As of December 31, 2024, derivative assets of $13.7 million and derivative liabilities of $6.1 million were recorded for physical forward derivative contracts based on Level 2 fair value measurements.

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

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on Internal Control Over Financial Reporting

We have audited Global Partners LP's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2025

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$8,208	$19,642
Accounts receivable, net (less allowance of $3,132 and $3,360 at December 31, 2024 and 2023, respectively)	472,591	551,764
Accounts receivable-affiliates	6,250	8,142
Inventories	594,072	397,314
Brokerage margin deposits	20,135	12,779
Derivative assets	13,710	17,656
Prepaid expenses and other current assets	92,414	90,531
Total current assets	1,207,380	1,097,828
Property and equipment, net	1,706,605	1,513,545
Right of use assets, net	302,199	252,849
Intangible assets, net	18,683	20,718
Goodwill	421,913	429,215
Equity method investments	92,709	94,354
Other assets	38,709	37,502
Total assets	$3,788,198	$3,446,011
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$509,975	$648,717
Working capital revolving credit facility-current portion	129,500	16,800
Lease liability-current portion	56,780	59,944
Environmental liabilities-current portion	7,704	5,057
Trustee taxes payable	66,753	67,398
Accrued expenses and other current liabilities	223,304	179,887
Derivative liabilities	6,105	4,987
Total current liabilities	1,000,121	982,790
Working capital revolving credit facility-less current portion	100,000	—
Revolving credit facility	167,000	380,000
Senior notes	1,186,723	742,720
Lease liability-less current portion	251,745	200,195
Environmental liabilities-less current portion	91,367	71,092
Financing obligations	134,475	138,485
Deferred tax liabilities	63,548	68,909
Other long-term liabilities	76,606	61,160
Total liabilities	3,071,585	2,645,351
Commitments and contingencies (see Note 12)
Partners’ equity
Series A preferred limited partners (0 and 2,760,000 units issued and outstanding at December 31, 2024 and 2023, respectively)	—	67,476
Series B preferred limited partners (3,000,000 units issued and outstanding at December 31, 2024 and 2023)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,668,256 outstanding at December 31, 2024 and 33,995,563 units issued and 33,882,357 outstanding at December 31, 2023)	641,218	658,670
General partner interest (0.67% interest with 230,303 equivalent units outstanding at December 31, 2024 and 2023)	3,090	1,828
Accumulated other comprehensive income	—	381
Total partners’ equity	716,613	800,660
Total liabilities and partners’ equity	$3,788,198	$3,446,011

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2024	2023	2022
Sales	$17,163,566	$16,492,174	$18,877,886
Cost of sales	16,105,670	15,518,534	17,780,237
Gross profit	1,057,896	973,640	1,097,649
Costs and operating expenses:
Selling, general and administrative expenses	292,073	273,733	263,112
Operating expenses	515,327	450,627	445,271
Amortization expense	8,275	8,136	8,851
Net gain on sale and disposition of assets	(9,494)	(2,626)	(79,873)
Long-lived asset impairment	492	—	—
Total costs and operating expenses	806,673	729,870	637,361
Operating income	251,223	243,770	460,288
Other (loss) income and (expense):
(Loss) income from equity method investments	(1,514)	2,503	—
Interest expense	(134,773)	(85,631)	(81,259)
Income before income tax expense	114,936	160,642	379,029
Income tax expense	(4,609)	(8,136)	(16,822)
Net income	110,327	152,506	362,207
Less: General partner’s interest in net income, including incentive distribution rights	15,344	9,908	7,138
Less: Preferred limited partner interest in net income	9,575	14,559	13,852
Less: Redemption of Series A preferred limited partner units	2,634	—	—
Net income attributable to common limited partners	$82,774	$128,039	$341,217
Basic net income per common limited partner unit	$2.45	$3.77	$10.06
Diluted net income per common limited partner unit	$2.41	$3.76	$10.02
Basic weighted average common limited partner units outstanding	33,840	33,970	33,935
Diluted weighted average common limited partner units outstanding	34,339	34,039	34,044

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$110,327	$152,506	$362,207
Other comprehensive (loss) income:
Change in pension liability	(381)	830	1,453
Total other comprehensive (loss) income	(381)	830	1,453
Comprehensive income	$109,946	$153,336	$363,660

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$110,327	$152,506	$362,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,685	110,090	104,796
Amortization of deferred financing fees	7,449	5,651	5,432
Bad debt expense	(20)	855	131
Unit-based compensation expense	15,492	10,605	2,700
Write-off of financing fees	1,440	482	—
Net gain on sale and disposition of assets	(9,494)	(2,626)	(79,873)
Long-lived asset impairment	492	—	—
Deferred income taxes	(5,361)	2,509	9,583
Loss (income) from equity method investments	1,514	(2,503)	—
Dividends received on equity method investments	204	1,375	—
Changes in operating assets and liabilities:
Accounts receivable	79,193	(73,782)	(67,774)
Accounts receivable-affiliate	1,892	(5,762)	(1,241)
Inventories	(200,412)	172,112	(52,086)
Broker margin deposits	(7,356)	10,652	10,227
Prepaid expenses, all other current assets and other assets	(2,165)	(19,196)	14,043
Accounts payable	(138,742)	117,777	177,644
Trustee taxes payable	(645)	24,426	(1,251)
Change in derivatives	5,064	(10,501)	(22,170)
Accrued expenses, all other current liabilities and other long-term liabilities	33,043	17,771	17,628
Net cash provided by operating activities	31,600	512,441	479,996
Cash flows from investing activities
Acquisitions of terminals	(215,085)	(313,174)	—
Acquisitions	—	(1,500)	(256,246)
Equity method investments	(19,125)	(95,301)	—
Capital expenditures	(103,298)	(88,847)	(106,797)
Seller note issuances, net	(7,046)	(8,495)	(1,664)
Dividends received of equity method investments	19,052	2,075	—
Proceeds from sale of property and equipment, net	48,631	12,862	128,514
Net cash used in investing activities	(276,871)	(492,380)	(236,193)
Cash flows from financing activities
Net borrowings from (payments on) working capital revolving credit facility	212,700	(136,600)	(201,300)
Net (payments on) borrowings from revolving credit facility	(213,000)	281,000	55,600
Proceeds from senior notes, net	441,301	—	—
Redemption of Series A preferred units	(69,000)	—	—
Repurchase of common units	(14,173)	(3,521)	(2,898)
LTIP units withheld for tax obligations	(1,818)	(469)	(1,559)
Distribution equivalent rights	(566)	(149)	—
Distributions to limited partners and general partner	(121,607)	(144,720)	(100,455)
Net cash provided by (used in) financing activities	233,837	(4,459)	(250,612)
Cash and cash equivalents
Decrease (increase) in cash and cash equivalents	(11,434)	15,602	(6,809)
Cash and cash equivalents at beginning of year	19,642	4,040	10,849
Cash and cash equivalents at end of year	$8,208	$19,642	$4,040
Supplemental information
Cash paid during the year for interest	$94,693	$65,259	$60,910
Net cash paid during the year for income taxes	$9,296	$2,904	$8,053

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Partners' Equity
	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2021	$67,226	$72,305	$392,086	$(1,948)	$(1,902)	$527,767
Net income	6,728	7,124	341,217	7,138	—	362,207
Distributions to limited partners and general partner	(6,728)	(7,124)	(81,928)	(4,784)	—	(100,564)
Unit-based compensation	—	—	2,700	—	—	2,700
Other comprehensive income	—	—	—	—	1,453	1,453
Repurchase of common units	—	—	(2,898)	—	—	(2,898)
LTIP units withheld for tax obligations	—	—	(1,559)	—	—	(1,559)
Distribution equivalent rights	—	—	(771)	—	—	(771)
Dividends on repurchased units	—	—	109	—	—	109
Balance at December 31, 2022	67,226	72,305	648,956	406	(449)	788,444
Net income	7,435	7,124	128,039	9,908	—	152,506
Distributions to limited partners and general partner	(7,185)	(7,124)	(121,959)	(8,486)	—	(144,754)
Unit-based compensation	—	—	10,605	—	—	10,605
Other comprehensive income	—	—	—	—	830	830
Repurchase of common units	—	—	(3,521)	—	—	(3,521)
LTIP units withheld for tax obligations	—	—	(469)	—	—	(469)
Distribution equivalent rights	—	—	(3,015)	—	—	(3,015)
Dividends on repurchased units	—	—	34	—	—	34
Balance at December 31, 2023	67,476	72,305	658,670	1,828	381	800,660
Redemption of preferred units	(66,366)	—	(2,634)	—	—	(69,000)
Net income	2,451	7,124	85,408	15,344	—	110,327
Distributions to limited partners and general partner	(3,561)	(7,124)	(97,228)	(14,082)	—	(121,995)
Unit-based compensation	—	—	15,492	—	—	15,492
Other comprehensive loss	—	—	—	—	(381)	(381)
Repurchase of common units	—	—	(14,173)	—	—	(14,173)
LTIP units withheld for tax obligations	—	—	(1,818)	—	—	(1,818)
Distribution equivalent rights	—	—	(2,887)	—	—	(2,887)
Dividends on repurchased units	—	—	388	—	—	388
Balance at December 31, 2024	$—	$72,305	$641,218	$3,090	$—	$716,613

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. The Partnership is one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of December 31, 2024, the Partnership had a portfolio of 1,584 owned, leased and/or supplied gasoline stations, including 300 directly operated convenience stores, primarily in the Northeast, as well as 64 gasoline stations located in Texas that are operated by the Partnership’s joint venture, Spring Partners Retail LLC (“SPR”). The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

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

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of December 31, 2024, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,415,996 common units, and the General Partner held 327,307 common units on behalf of the Partnership pursuant to its repurchase program for future long-term incentive plan obligations, representing in the aggregate a 19.8% limited partner interest.

2024 Events

Redemption of Series A Preferred Units—On April 15, 2024, the Partnership redeemed all of its outstanding Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) at a redemption price of $25.00 per unit, plus a $0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding. See Note 20 for additional information.

Acquisitions of Terminals from Gulf Oil and ExxonMobil Oil Corporation—On April 9, 2024, the Partnership acquired four refined-product terminals from Gulf Oil Limited Partnership and on November 1, 2024, the Partnership acquired one liquid energy terminal from ExxonMobil Oil Corporation. See Note 3 for additional information.

Credit Agreement Facility Reallocation and Accordion Reduction—On February 5, 2024, the Partnership and the lenders under the Partnership’s credit agreement agreed, pursuant to the terms of the Partnership’s credit agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0. After giving effect to the reallocation and the accordion reduction, the working capital revolving credit facility is $950.0 million and the revolving credit facility is

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$600.0 million, for a total commitment of $1.55 billion, effective February 8, 2024. This reallocation and accordion reduction returned the credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by the Partnership and the lenders on December 7, 2023. See Note 9 for additional information on the credit agreement.

2032 Notes Offering—On January 18, 2024, the Partnership and GLP Finance Corp. issued $450.0 million aggregate principal amount of 8.250% senior notes due 2032 that are guaranteed by certain of the Partnership’s subsidiaries in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The Partnership used the net proceeds from the offering to repay a portion of the borrowings outstanding under its credit agreement and for general corporate purposes. See Note 9 for additional information.

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

The accompanying consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

Equity Method Investments

The Partnership applies the equity method of accounting to investments when the Partnership has significant influence, but not a controlling interest in the investee.

The Partnership evaluates its equity method investments for impairment whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. The Partnership considers the investee’s financial position, forecasts and economic outlook, and the estimated duration and extent of losses to determine whether a recovery is anticipated. An impairment that is other-than-temporary is recognized in the period identified. The Partnership has not recognized an impairment loss related to its equity method investments for the year ended December 31, 2024. See Note 17 for additional information the Partnership equity method investments.

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

Accounts Receivable

The Partnership’s accounts receivable primarily results from sales of refined petroleum products, gasoline blendstocks and renewable fuels to its customers. The majority of the Partnership’s accounts receivable relates to its petroleum marketing activities that can generally be described as high volume and low margin activities. The Partnership makes a determination of the amount, if any, of a line of credit it may extend to a customer based on the form and amount of financial performance assurances the Partnership requires. Such financial assurances are commonly provided to the Partnership in the form of standby letters of credit, personal guarantees or corporate guarantees.

At December 31, 2024 and 2023, substantially all of the Partnership’s accounts receivable were classified as current assets and there were no non-standard payment terms.

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

Based on an aging analysis at December 31, 2024, approximately 98% of the Partnership’s accounts receivable were outstanding less than 30 days.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in the credit loss allowance for the years ended December 31 (in thousands):

			Write-offs
	Balance at	Current	Charged		Balance
	Beginning	Period	Against Allowance	Recoveries	at End
Description	of Period	Provision	for Credit Losses	Collected	of Period
Year ended December 31, 2024
Credit loss allowance—accounts receivable	$3,360	$221	$(496)	$47	$3,132
Year ended December 31, 2023
Credit loss allowance—accounts receivable	$3,062	$358	$(63)	$3	$3,360
Year ended December 31, 2022
Credit loss allowance—accounts receivable	$2,741	$256	$(156)	$221	$3,062

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

Inventories consisted of the following at December 31 (in thousands):

	2024	2023
Distillates: home heating oil, diesel and kerosene	$234,486	$154,890
Gasoline	222,092	134,749
Gasoline blendstocks	50,870	31,146
Residual oil	55,908	45,774
Renewable identification numbers (RINs)	3,313	1,684
Convenience store inventory	27,403	29,071
Total	$594,072	$397,314

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $1.6 million and $0.5 million at December 31, 2024 and 2023, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $13.1 million and $29.8 million at December 31, 2024 and 2023, respectively. Exchange transactions are valued using current carrying costs.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Minor expenditures for routine maintenance, repairs and renewals are charged to expense as incurred, and major improvements that extend the useful

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Long-Lived Asset Impairment

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Partnership has concluded that its operating segments are also its reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with the Partnership’s disposition activities of Gasoline Distribution and Station Operation (“GDSO”) sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”). The GDSO reporting unit’s goodwill that was derecognized related to the disposition of sites that met the definition of a business was $7.3 million, $0.1 million and $5.5 million for the years ended December 31, 2024, 2023 and 2022, respectively (see Note 8).

All of the Partnership’s goodwill is allocated to the GDSO segment. During 2024, 2023 and 2022, the Partnership completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro-economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on the Partnership’s assessment, no impairment was identified.

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

In 2024, the Partnership recognized impairment charges of $0.5 million relating to certain right of use assets and construction in process assets allocated to the GDSO segment, which are included in long-lived asset impairment in the accompanying consolidated statement of operations. The Partnership recognized no impairment charges in 2023 and 2022.

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

.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs. The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory requirements for UST removal or policy. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Partnership had approximately $10.8 million and $10.7 million in total asset retirement obligations at December 31, 2024 and 2023, respectively, which are included in other long-term liabilities in the accompanying consolidated balance sheets.

Leases

The Partnership, as lessee, has gasoline station and convenience store leases, primarily of land and buildings. The Partnership has terminal and dedicated storage facility lease arrangements with various petroleum terminals and third parties, of which certain arrangements have minimum usage requirements. The Partnership leases barges through

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various time charter lease arrangements and railcars through various lease arrangements. The Partnership also has leases for office space, computer and convenience store equipment and automobiles. The Partnership’s lease arrangements have various expiration dates with options to extend.

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the years ended December 31:

	2024	2023	2022
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	67%	68%	67%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	30%	28%	30%
Convenience store and prepared food sales, rental income and sundries	3%	4%	3%
Total	100%	100%	100%

The following table presents the Partnership’s product margin (product sales minus product costs) by segment as a percentage of the consolidated product margin for the years ended December 31:

	2024	2023	2022
Wholesale segment	25%	19%	24%
Gasoline Distribution and Station Operations segment	73%	78%	72%
Commercial segment	2%	3%	4%
Total	100%	100%	100%

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

Derivative Financial Instruments

The Partnership principally uses derivative instruments, which include regulated exchange-traded futures and options contracts (collectively, “exchange-traded derivatives”) and physical and financial forwards and over-the counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce its exposure to unfavorable changes in commodity market prices. The Partnership uses these exchange-traded and OTC derivatives to hedge commodity price risk associated with its inventory and undelivered forward commodity purchases and sales (“physical forward contracts”). The Partnership accounts for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” and recognizes derivatives instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented in earnings, unless specific hedge accounting criteria are met.

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

Derivatives Not Accounted for as Hedges – The Partnership utilizes petroleum and ethanol commodity contracts to hedge price risk in certain commodity inventories and physical forward contracts.

Petroleum and Ethanol Commodity Contracts

The Partnership uses exchange-traded derivative contracts to hedge price risk in certain commodity inventories which do not qualify for fair value hedge accounting or are not designated by the Partnership as fair value hedges. Additionally, the Partnership uses exchange-traded derivative contracts, and occasionally financial forward and OTC swap agreements, to hedge commodity price exposure associated with its physical forward contracts which are not designated by the Partnership as cash flow hedges. These physical forward contracts, to the extent they meet the definition of a derivative, are considered OTC physical forwards and are reflected as derivative assets or derivative liabilities in the consolidated balance sheets. The Partnership does not take the normal purchase and sale exemption available under ASC 815, “Derivatives and Hedging,” (“ASC 815”) for any of its physical forward contracts. The related exchange-traded derivative contracts (and financial forward and OTC swaps, if applicable) are also reflected as brokerage margin deposits (and derivative assets or derivative liabilities, if applicable) in the consolidated balance sheets, thereby creating an economic hedge. Changes in fair value of these derivative instruments are recognized in the consolidated statements of operations through cost of sales. These exchange-traded derivatives are settled on a daily basis by the Partnership through brokerage margin accounts.

While the Partnership seeks to maintain a position that is substantially balanced within its commodity product purchase and sale activities, it may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in the businesses, such as weather conditions. In connection with managing these positions, the Partnership is aided by maintaining a constant presence in the marketplace. The Partnership also engages in a controlled trading program with an aggregate outright commodity exposure of up to 250,000 barrels at any one point in time. Changes in fair value of these derivative instruments are recognized in the consolidated statements of operations through cost of sales.

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

See Note 11, “Fair Value Measurements,” for additional information.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual an interim basis. The Partnership adopted this standard on January 1, 2024. See Note 21.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This standard requires public entities to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The amendments should be applied either

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Partnership is evaluating the impact of this standard on its disclosures.

Note 3. Acquisitions

Asset Acquisitions

Acquisitions of Terminals from Gulf Oil LLC and ExxonMobil Oil Corporation—On April 9, 2024, the Partnership acquired four refined-product terminals from Gulf Oil Limited Partnership (“Gulf Oil”) which are located in Chelsea, MA, New Haven, CT, Linden, NJ and Woodbury, NJ, pursuant to a purchase agreement initially entered into on December 15, 2022 and subsequently amended and restated on February 23, 2024. On November 1, 2024, the Partnership acquired one liquid energy terminal in East Providence, Rhode Island from ExxonMobil Oil Corporation (“ExxonMobil”). The combined acquisition price was approximately $215.1 million, excluding inventory acquired from Gulf Oil and ExxonMobil. The Partnership financed these transactions with borrowings under its revolving credit facility.

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

Specific to the acquisition of these terminals, consideration was given to the exception principle pertaining to the real estate assets acquired of real property, personal property and construction in progress and whether these assets should be considered a group of similar assets. The personal property and construction in progress assets cannot be removed from the real property without significant cost (i.e., disassembly) and diminution in both utility and fair value to both the real property and personal property. Additionally, the real property and personal property have similar risk characteristics since the land and terminal equipment are both used in the process of blending, storing and transporting petroleum products. The real property and personal property operate as a combined unit of account in order for the Partnership to achieve a desired economic return from these terminals. The Partnership also considered and concluded that the nature of these terminals and the different geographic regions where these terminals reside do not rise to separate risks based on how these assets operate in the marketplace.

As a result of its analysis, the Partnership concluded the acquisitions of these terminals did not meet the criteria of a business combination pursuant to ASC 805 and therefore were accounted for as asset acquisitions. The purchase price in an asset acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values and no goodwill is recognized. These terminals were allocated to the Wholesale segment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the combined assets acquired and liabilities assumed as of the respective acquisition dates (in thousands):

Assets acquired:
Property and equipment	$251,539
Right of use assets	350
Intangible assets	6,240
Total assets acquired	$258,129
Liabilities assumed:
Environmental liabilities	$(28,850)
Lease liability	(350)
Other liability	(13,844)
Total liabilities assumed	$(43,044)
Net assets acquired	$215,085

Property and equipment were recorded at cost based on relative fair value as of the respective acquisition dates using current market values and reproduction or replacement costs of similar assets.

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

In connection with the acquisition, the Partnership incurred acquisition costs of approximately $4.1 million during 2024 which were capitalized as property and equipment in the accompanying balance sheet at December 31, 2024.

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

As a result of its analysis, the Partnership concluded the acquisition of the Terminal Facilities did not meet the criteria of a business combination pursuant to ASC 805 and therefore was accounted for as an asset acquisition. The Terminal Facilities were allocated to the Wholesale segment.

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

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805. The Partnership’s financial statements include the results of operations of Tidewater subsequent to the acquisition date.

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

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805. The Partnership’s financial statements include the results of operations of Consumers Petroleum subsequent to the acquisition date.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Pro Forma Information—The following unaudited proforma information for the year ended December 31, 2022 presents the consolidated results of operations of the Partnership as if the Tidewater, Miller Oil and Consumers Petroleum acquisitions occurred on January 1, 2022, with proforma adjustments to selling, general and administrative expenses, interest expense and income taxes (in thousands, except per unit data):

Sales	$18,965,176
Net income	$363,130
Net income attributable to common limited partners	$342,140
Basic net income per common limited partner unit	$10.08
Diluted net income per common limited partner unit	$10.05

Note 4. Leases

Lessee Lease Arrangements

The following table presents the components of lease cost for the years ended December 31 (in thousands):

Statement of operations location:	2024	2023	2022
Cost of sales (a)	$43,754	$44,895	$45,125
Selling, general and administrative expenses	3,266	2,727	2,688
Operating expenses (b)	70,520	68,645	66,509
Total lease cost	$117,540	$116,267	$114,322
(a)	Includes short-term lease costs of $10.0 million, $6.2 million and $6.2 million for 2024, 2023 and 2022, respectively.
(b)	Includes variable lease cost of $12.5 million, $10.5 million and $11.3 million for 2024, 2023 and 2022, respectively, and short-term leases costs which were immaterial for 2024, 2023 and 2022.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum lease payments to be paid under operating leases in effect and included in the calculation of lease liabilities at December 31, 2024 were as follows (in thousands):

2025	$73,702
2026	65,216
2027	53,484
2028	43,115
2029	34,201
Thereafter	117,499
Total lease payments	387,217
Less imputed interest	78,692
Total lease liabilities	$308,525
Current portion	$56,780
Long-term portion	251,745
Total lease liabilities	$308,525

The future minimum lease payments include $20.8 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $6.8 million in lease payments that were not fixed at lease commencement or lease modification and $3.0 million related to minimum lease payments for leases that are less than one year.

Supplemental Information Related to Lessee Lease Arrangements

At December 31, 2024, the weighted average non-cancellable lease term was 7.2 years and the weighted average discount rate was 6.2%. The following table presents supplemental information related to leases for the years ended December 31 (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$83,559	$86,763	$91,534
Right-of-use assets obtained in exchange for new lease liabilities	$109,276	$30,701	$74,421

Lessor Lease Arrangements

The following table presents the components of lease revenue for the years ended December 31 (in thousands):

Statement of operations location:	2024	2023	2022
Sales (a)(b)	$86,937	$83,534	81,926
(a)	Lease revenue includes sub-lessor rental income from leased properties of $48.9 million, $48.2 million and $46.5 million for 2024, 2023 and 2022, respectively, where the Partnership is the lessee of the property.
(b)	Includes variable lease revenue of $9.3 million, $8.9 million and $8.1 million for 2024, 2023 and 2022, respectively, and short-term lease revenue which was immaterial for 2024, 2023 and 2022.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum lease payments to be received under operating leases in effect at December 31, 2024 were as follows (in thousands):

2025	$79,145
2026	37,676
2027	21,600
2028	6,283
2029	2,330
Thereafter	4,890
Total	$151,924

Note 5. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Year Ended December 31, 2024
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$2,671,984	$4,807,765	$725,395	$8,205,144
Station operations	—	481,982	—	481,982
Total revenue from contracts with customers	2,671,984	5,289,747	725,395	8,687,126
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	8,042,841	—	346,662	8,389,503
Revenue from leases	3,080	83,857	—	86,937
Total other sales	8,045,921	83,857	346,662	8,476,440
Total sales	$10,717,905	$5,373,604	$1,072,057	$17,163,566

	Year Ended December 31, 2023
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$3,303,951	$5,268,268	$689,201	$9,261,420
Station operations	—	490,942	—	490,942
Total revenue from contracts with customers	3,303,951	5,759,210	689,201	9,752,362
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	6,307,155	—	349,123	6,656,278
Revenue from leases	2,210	81,324	—	83,534
Total other sales	6,309,365	81,324	349,123	6,739,812
Total sales	$9,613,316	$5,840,534	$1,038,324	$16,492,174

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2022
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$3,671,725	$6,140,823	$853,243	$10,665,791
Station operations	—	480,455	—	480,455
Total revenue from contracts with customers	3,671,725	6,621,278	853,243	11,146,246
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	7,189,213	—	460,501	7,649,714
Revenue from leases	2,555	79,371	—	81,926
Total other sales	7,191,768	79,371	460,501	7,731,640
Total sales	$10,863,493	$6,700,649	$1,313,744	$18,877,886

Nature of Goods and Services

Revenue from Contracts with Customers (ASC 606):

●	Refined petroleum products and renewable fuels—Under the Partnership’s Wholesale, GDSO and Commercial segments, revenue is recognized at the point where control of the product is transferred over the period that throughput and logistics services are provided to the customer and collectability is reasonably assured.

●	Station operations—Revenue from convenience store sales of grocery and other merchandise and sundries (such as car wash sales and lottery and ATM commissions) is recognized at the time of the sale to the customer.

Other Revenue:

●	Revenue Originating as Physical Forward Contracts and Exchanges—The Partnership’s commodity contracts and derivative instrument activity include physical forward commodity sale contracts. The Partnership does not take the normal purchase and sale exemption available under ASC 815 for any of its physical forward contracts. This income is recognized under ASC 815 and is included in sales at the contract value upon settlement at the point where control of the product is transferred to the customer. Income from net exchange differentials included in sales is recognized under ASC 845, “Nonmonetary Transactions,” upon delivery of product to exchange partners.

●	Revenue from Leases—The Partnership has rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of the Partnership’s terminals.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Balances

A receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets, is recognized in the period the Partnership provides services when its right to consideration is unconditional. In contrast, a contract asset will be recognized when the Partnership has fulfilled a contract obligation but must perform other obligations before being entitled to payment. The Partnership had no significant contract assets at both December 31, 2024 and 2023.

The nature of the receivables related to revenue from contracts with customers and other revenue, as well as contract assets, are the same, given they are related to the same customers and have the same risk profile and securitization. Payment terms on invoiced amounts are typically 2 to 30 days.

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both December 31, 2024 and 2023.

Note 6. Goodwill and Intangible Assets

The following table presents changes in goodwill, all of which has been allocated to the GDSO segment (in thousands):

Balance at December 31, 2023	$429,215
Dispositions (1)	(7,302)
Balance at December 31, 2024	$421,913
(1)	Dispositions represent derecognition of goodwill associated with the sale and disposition of certain assets (see Note 8).

Intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets	Period
At December 31, 2024
Intangible assets subject to amortization:
Terminalling services	$26,365	$(23,108)	$3,257	20 years
Customer relationships	52,226	(44,605)	7,621	2-15 years
Supply contracts	97,269	(89,733)	7,536	5-10 years
Other intangible assets	5,995	(5,726)	269	2-20 years
Total intangible assets	$181,855	$(163,172)	$18,683
At December 31, 2023
Intangible assets subject to amortization:
Terminalling services	$26,365	$(21,772)	$4,593	20 years
Customer relationships	45,986	(43,370)	2,616	2-15 years
Supply contracts	97,269	(84,029)	13,240	5-10 years
Other intangible assets	5,995	(5,726)	269	2-20 years
Total intangible assets	$175,615	$(154,897)	$20,718

The aggregate amortization expense was approximately $8.3 million, $8.1 million and $8.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2025	$5,393
2026	5,212
2027	3,527
2028	1,321
2029	720
Thereafter	2,510
Total intangible assets	$18,683

Note 7. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2024	2023
Buildings and improvements	$1,948,849	$1,738,122
Land	678,687	614,548
Fixtures and equipment	56,700	47,589
Idle plant assets	30,500	30,500
Construction in process	71,436	54,281
Capitalized internal use software	33,846	33,808
Total property and equipment	2,820,018	2,518,848
Less accumulated depreciation	1,113,413	1,005,303
Total	$1,706,605	$1,513,545

Property and equipment includes retail gasoline station assets held for sale of $5.2 million and $20.3 million at December 31, 2024 and 2023, respectively.

At December 31, 2024, the Partnership had a $38.3 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both December 31, 2024 and 2023.

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

Construction in process in 2024 included $26.2 million in costs related to the Partnership’s gasoline stations and $45.2 million in costs related to the Partnership’s terminals.

Construction in process in 2023 included $35.2 million in costs related to the Partnership’s gasoline stations and $19.1 million in costs related to the Partnership’s terminals.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation

Depreciation expense allocated to cost of sales was approximately $126.2 million, $94.5 million and $87.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Depreciation expense allocated to selling, general and administrative expenses was approximately $5.2 million, $7.4 million and $8.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 8. Sale and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the years ended December 31 (in thousands):

	2024	2023	2022
Sale of Revere Terminal	$2,720	$—	$(76,817)
Divestiture of retail gasoline stations	(14,401)	$(3,303)	$(4,578)
Loss on assets held for sale	2,275	826	1,617
Other	(88)	(149)	(95)
Total	$(9,494)	$(2,626)	$(79,873)

Sale of Revere Terminal

On June 28, 2022, the Partnership completed the sale of its terminal located on Boston Harbor in Revere, Massachusetts for a purchase price of $150.0 million in cash. In connection with the sale of the Revere Terminal, the Partnership recognized a net gain of approximately $76.8 million for the year ended December 31, 2022, which is included in net gain on sale and disposition of assets in the accompanying consolidated statement of operations for the year ended December 31, 2022. See Note 18 for additional information.

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

The Partnership sold 34 sites during 2024 and recognized a gain of $14.4 million on the sales of these sites for the year ended December 31, 2024, including the derecognition of $7.3 million of GDSO goodwill.

The Partnership recognized a gain of $3.3 million and $4.6 million on the sales of sites for the years ended December 31, 2023 and 2022, respectively, including the derecognition of $0.1 million and $5.5 million of GDSO goodwill for these respective periods.

Loss on Assets Held for Sale

In conjunction with the divestiture of retail gasoline stations and terminal assets, the Partnership may classify certain gasoline station and terminal assets as held for sale. Impairment charges related to assets held for sale are included in net gain on sale and disposition of assets in the accompanying consolidated statements of operations.

The Partnership classified 5 sites associated with the divestiture of retail gasoline stations discussed above as

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held for sale at December 31, 2024. The Partnership recorded impairment charges related to these assets held for sale in the amount of $2.3 million for the year ended December 31, 2024.

The Partnership recorded impairment charges related to assets held for sale associated with the divestiture of retail gasoline stations in the amount of $0.8 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.

Retail gasoline station assets held for sale of $5.2 million and $20.3 million at December 31, 2024 and 2023, respectively, are included in property and equipment in the accompanying consolidated balance sheets. Assets held for sale at December 31, 2024 are expected to be sold within the next 12 months.

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

On February 5, 2024, the Partnership and the lenders under the Credit Agreement agreed, pursuant to the terms of the Credit Agreement, to (i) a reallocation of $300.0 million of the revolving credit facility to the working capital revolving credit facility and (ii) reduce the accordion feature from $200.0 million to $0, effective February 8, 2024. This reallocation and accordion reduction returned the credit facilities to the terms in place prior to the reallocation and accordion exercise previously agreed to by the Partnership and the lenders on December 7, 2023.

As of December 31, 2024, there were two facilities under the Credit Agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $950 million; and
●	a $600.0 million revolving credit facility to be used for general corporate purposes.

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

The average interest rates for the Credit Agreement were 7.4%, 7.2% and 3.7% for the years ended December 31, 2024, 2023 and 2022, respectively.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.35% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at December 31, 2024, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $100.0 million over the next twelve months.

The table below presents the total borrowings and availability under the Credit Agreement at December 31 (in thousands):

	2024	2023
Total available commitments	$1,550,000	$1,750,000

Working capital revolving credit facility-current portion	129,500	16,800
Working capital revolving credit facility-less current portion	100,000	—
Revolving credit facility	167,000	380,000
Total borrowings outstanding	396,500	396,800

Less outstanding letters of credit	100,200	220,200

Total remaining availability for borrowings and letters of credit (1)	$1,053,300	$1,133,000
(1)	Subject to borrowing base limitations.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2024.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the years ended December 31 (in thousands):

	2024	2023	2022
Borrowings from working capital revolving credit facility	$2,545,400	$2,183,000	$2,080,100
Payments on working capital revolving credit facility	(2,332,700)	(2,319,600)	(2,281,400)
Net borrowings from (payments on) working capital revolving credit facility	$212,700	$(136,600)	$(201,300)
Borrowings from revolving credit facility	$218,800	$386,500	$423,000
Payments on revolving credit facility	(431,800)	(105,500)	(367,400)
Net (payments on) borrowings from revolving credit facility	$(213,000)	$281,000	$55,600

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2032 Notes mature on January 15, 2032 with interest accruing at a rate of 8.250% per annum. Interest is payable beginning July 15, 2024 and thereafter semi-annually in arrears on January 15 and July 15 of each year. The 2032 Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 2032 Notes Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 2032 Notes may declare the 2032 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the 2032 Notes to become due and payable.

The Issuers have the option to redeem up to 35% of the 2032 Notes prior to January 15, 2027 at a redemption price (expressed as a percentage of principal amount) of 108.250% plus accrued and unpaid interest, if any. The Issuers have the option to redeem the 2032 Notes, in whole or in part, at any time on or after January 15, 2027, at the redemption prices of 104.125% for the twelve-month period beginning January 15, 2027, 102.063% for the twelve-month period beginning January 15, 2028, and 100% beginning on January 15, 2029 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, before January 15, 2027, the Issuers may redeem all or any part of the 2032 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2032 Notes may require the Issuers to repurchase the 2032 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2032 Notes Indenture) at the prices and on the terms specified in the 2032 Notes Indenture.

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

The Issuers have the option to redeem the 2029 Notes, in whole or in part, at any time on or after January 15, 2025, at the redemption prices of 102.292% for the twelve-month period beginning on January 15, 2025, 101.146% for the twelve-month period beginning January 15, 2026, and 100% beginning on January 15, 2027 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the 2029 Notes may require the Issuers to repurchase the 2029 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2029 Notes Indenture) at the prices and on the terms specified in the 2029 Notes Indenture.

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

The Issuers have the option to redeem the 2027 Notes, in whole or in part, at any time on or after August 1, 2024, at the redemption prices of 101.167% for the twelve-month period beginning August 1, 2024, and 100% beginning on August 1, 2025 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the 2027 Notes may require the Issuers to repurchase the 2027 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2027 Notes Indenture) at the prices and on the terms specified in the 2027 Notes Indenture.

The 2027 Notes Indenture contains covenants that will limit the Partnership’s ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by its subsidiaries, create liens, sell assets or merge with

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financing Obligations

Capitol Acquisition

In connection with the June 2015 acquisition of retail gasoline stations and dealer supply contracts from Capitol, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of approximately $8.6 million, $8.8 million and $9.0 million was recorded for the years ended December 31, 2024, 2023 and 2022, respectively. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $11.1 million, $10.9 million and $10.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The financing obligation balance outstanding at December 31, 2024 was $78.8 million associated with the acquisition.

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

The sale did not meet the criteria for sale accounting as of December 31, 2024 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2024.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated. In connection with this transactions, the Partnership recognized a corresponding financing obligation of $62.5 million. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.1 million, $4.2 million and $4.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, and lease rental payments were $5.0 million, $4.9 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The financing obligation balance outstanding at December 31, 2024 was $59.8 million associated with the Sale-Leaseback Transaction.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2024 and primarily in connection with an accordion exercise and reallocation in February, the Partnership incurred expenses of approximately $1.4 million associated with the write-off of a portion of the related deferred financing fees. These expenses are included in interest expense in the accompanying consolidated statement of operations. The Partnership had unamortized deferred financing fees of $19.9 million and $20.0 million at December 31, 2024 and 2023, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $6.2 million and $12.2 million at December 31, 2024 and 2023, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $13.3 million and $7.3 million at December 31, 2024 and 2023, respectively. Unamortized fees related to the Partnership’s sale-leaseback transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.4 million and $0.5 million at December 31, and 2024 and 2023, respectively.

Amortization expense of approximately $7.4 million, $5.7 million and $5.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Note 10. Derivative Financial Instruments

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at December 31, 2024:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	42,771	Thousands of barrels
Short	(45,798)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	140,896	Thousands of barrels
Short	(7,348)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Location of Gain (Loss)
	Recognized in Income on
	Derivatives	2024	2023	2022
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$12,790	$7,158	$(32,088)
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(16,985)	$(15,320)	$24,737

Derivatives Not Accounted for as Hedges

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Location of Gain (Loss)
Derivatives not designated as	Recognized in
hedging instruments	Income on Derivatives	2024	2023	2022
Commodity contracts	Cost of sales	$(13,740)	$1,803	$29,002

The Partnership’s commodity contracts and other derivative activity include: (i) exchange-traded derivative contracts that are hedges against inventory and either do not qualify for hedge accounting or are not designated in a hedge accounting relationship, (ii) undelivered physical forward contracts, (iii) exchange-traded derivative contracts used to economically hedge physical forward contracts, (iv) financial forward and OTC swap agreements used to economically hedge physical forward contracts and (v) the derivative instruments under the Partnership’s controlled trading program.

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at December 31, 2024 and 2023 (in thousands):

		December 31, 2024
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(9,355)	$38,483	$29,128
Forward derivative contracts (1)	Derivative assets	—	13,710	13,710
Total asset derivatives		$(9,355)	$52,193	$42,838

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(30,936)	$(30,936)
Forward derivative contracts (1)	Derivative liabilities	—	(6,105)	(6,105)
Total liability derivatives		$—	$(37,041)	$(37,041)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2023
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$67,430	$67,430
Forward derivative contracts (1)	Derivative assets	—	17,656	17,656
Total asset derivatives		$—	$85,086	$85,086

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$10,678	$(44,687)	$(34,009)
Forward derivative contracts (1)	Derivative liabilities	—	(4,987)	(4,987)
Total liability derivatives		$10,678	$(49,674)	$(38,996)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Note 11. Fair Value Measurements

Recurring Fair Value Measurements

Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables present, by level within the fair value hierarchy, the Partnership’s financial

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Fair Value at December 31, 2024
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$13,710	$—	$13,710
Exchange-traded/cleared derivative instruments (2)	(1,808)	—	21,943	20,135
Pension plans	3,936	—	—	3,936
Total assets	$2,128	$13,710	$21,943	$37,781

Liabilities:
Forward derivative contracts (1)	$—	$(6,105)	$—	$(6,105)

	Fair Value at December 31, 2023
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$17,656	$—	$17,656
Exchange-traded/cleared derivative instruments (2)	33,421	—	(20,642)	12,779
Pension plans	19,113	—	—	19,113
Total assets	$52,534	$17,656	$(20,642)	$49,548

Liabilities:
Forward derivative contracts (1)	$—	$(4,987)	$—	$(4,987)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data. Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches. The fair value of the Level 2 interest rate instruments was derived

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the implied forward LIBOR yield curve for the sale period as the future interest rate swap settlements using expected cash flow models. The Partnership has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2024 and 2023.

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

	2024		2023
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$400,500	$400,000	$390,516
6.875% senior notes due 2029	$350,000	$347,813	$350,000	$340,130
8.250% senior notes due 2032	$450,000	$464,063	$—	$—

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

Purchase Commitments

The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2024, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2024 (in thousands of gallons):

2025	302,200
2026	26,800
2027	13,800
2028	6,900
2029	4,600
Thereafter	9,900
Total	364,200

Brand Fee Agreement

The Partnership entered into a brand fee agreement with ExxonMobil which entitles the Partnership to operate retail gasoline stations under the Mobil-branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the gasoline stations acquired from ExxonMobil in 2010, are due on a monthly basis. In 2024, the brand fee agreement was extended, changing the expiration date from September 2025 to September 2030. The following provides total future minimum payments under the agreement with a non-cancellable term of one year or more at December 31, 2024 (in thousands):

2025	$9,804
2026	11,412
2027	11,412
2028	11,412
2029	11,412
Thereafter	7,609
Total	$63,061

Total expenses reflected in cost of sales related to this agreement were approximately $9.0 million for each of the years ended December 31, 2024, 2023 and 2022.

Other Commitments

In February 2013, the Partnership assumed access right agreements with the Port of Columbia County (formerly known as Port of St. Helens) for access rights to the rail spur and dock located at the Partnership’s Oregon facility. The total expense under these agreements amounted to approximately $0.9 million, $0.8 million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the remaining ratable commitment on these access right agreements, with expirations through 2066, was approximately $29.4 million.

Operating Leases

Please see Note 4 for a discussion of the Partnership’s operating lease obligations related to leases for office space and computer equipment, land, gasoline stations, railcars and barges.

Environmental Liabilities

Please see Note 15 for a discussion of the Partnership’s environmental liabilities.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

Please see Note 24 for a discussion of the Partnership’s legal proceedings.

Note 13. Trustee Taxes and Accrued Expenses and Other Current Liabilities

Trustee Taxes

The Partnership collects trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. Examples of trustee taxes include, among other things, motor fuel excise tax and sales and use tax. As such, it is the Partnership’s policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities. The Partnership had trustee taxes payable of $66.8 million and $67.4 million in various pass-through taxes collected on behalf of taxing authorities at December 31, 2024 and 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2024	2023
Barging transportation, product storage and other ancillary cost accruals	$61,247	$50,135
Employee compensation	47,501	44,753
Accrued interest	42,144	23,938
Other	72,412	61,061
Total	$223,304	$179,887

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

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax rate, net of federal tax benefit	1.9%	1.7%	1.7%
Derecognition of goodwill	0.7%	—%	—%
Partnership income not subject to tax	(19.6)%	(17.7)%	(18.3)%
Effective income tax rate	4.0%	5.0%	4.4%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2024	2023	2022
Current:
Federal	$7,452	$1,437	$—
State	2,518	4,190	7,239
Total current	9,970	5,627	7,239
Deferred:
Federal	(5,347)	3,181	9,519
State	(14)	(672)	64
Total deferred	(5,361)	2,509	9,583
Total	$4,609	$8,136	$16,822

Significant components of long-term deferred taxes were as follows at December 31 (in thousands):

	2024	2023
Deferred Income Tax Assets
Accounts receivable allowances	$432	$406
Environmental liability	11,087	12,041
Asset retirement obligation	2,813	2,769
Deferred financing obligation	9,924	10,247
Lease liability	50,152	38,400
Other	1,108	3,619
Federal net operating loss carryforwards	2,610	5,521
State net operating loss carryforwards	300	433
Tax credit carryforward	1,727	1,709
Interest expense carryforwards	18,570	16,493
Total deferred tax assets, gross	98,723	91,638
Valuation allowance	(5,781)	(5,323)
Total deferred tax assets, net	$92,942	$86,315
Deferred Income Tax Liabilities
Property and equipment	$(84,961)	$(95,823)
Land	(16,543)	(17,675)
Right of use assets	(48,718)	(36,797)
Basis difference in SPR joint venture	(5,168)	(4,929)
Intangible assets	(1,100)	—
Total deferred tax liabilities	$(156,490)	$(155,224)
Net deferred tax liabilities	$(63,548)	$(68,909)

At December 31, 2024, GMG has fully utilized all federal net operating loss carryforwards and had state net operating loss carryforwards of approximately $6.8 million, of which $5.0 million will begin to expire in 2026, and $1.8 million which can be carried forward indefinitely.

Utilization of the net operating loss and interest expense carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points. In the event of an ownership change, an annual limitation imposed on the utilization of net operating losses and other tax attributes may result in the expiration of a portion of the carryforwards and future cash flows could be affected due to an increase in tax liability.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2024, the Partnership had $47.0 million of net deferred tax liabilities (consisting of the $63.5 million total net deferred tax liability less the $16.5 million deferred tax liability relating to land discussed below) relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary differences, certain of which are available to reduce income taxes in future years. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period.

The following table presents changes in the valuation allowance for the years ended December 31 (in thousands):

	Balance at	Current	Balance
	Beginning	Period	at End
Description	of Period	Provision	of Period
Year ended December 31, 2024
Valuation allowance	$5,323	$458	$5,781
Year ended December 31, 2023
Valuation allowance	$4,728	$595	$5,323
Year ended December 31, 2022
Valuation allowance	$4,231	$497	$4,728

At December 31, 2024, the Partnership also had a $16.5 million deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods. It can be used as a source of income to benefit other indefinite lived assets.

The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the years ended December 31 (in thousands):

	2024	2023	2022
Income before income tax expense	$114,936	$160,642	$379,029
Less non—taxable income	108,366	136,182	330,902
Income subject to income tax expense	$6,570	$24,460	$48,127

The Partnership made approximately $9.3 million, $2.9 million and $8.1 million in income tax payments in 2024, 2023 and 2022, respectively.

GMG files income tax returns in the United States and various state jurisdictions. With few exceptions, the Partnership is subject to income tax examinations by tax authorities for all years dated back to 2021.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had no gross-tax effected unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022.

The FASB’s accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax position taken or expected to be taken in a tax return. The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2024 (tax years ended December 31, 2024, 2023, 2022 and 2021). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. The Partnership classifies interest and penalties related to income taxes as components of its provision for income taxes. There were no interest and penalties recorded in the accompanying consolidated balance sheets at December 31, 2024 and 2023 and the consolidated statements of operations for the years ended December 31, 2024 and 2023 and 2022.

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

In connection with the acquisition of four terminals from Gulf Oil and one terminal from ExxonMobil as described in Note 3, the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership recorded, on an undiscounted basis, a combined environmental liability of approximately $28.9 million as of December 31, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities, which were recorded on an undiscounted basis, at December 31, 2024 (in thousands):

	Balance at				Other	Balance at
	December 31,	Additions	Payments	Dispositions	Adjustments	December 31,
Environmental Liability Related to:	2023	2024	2024	2024	2024	2024
Retail gasoline stations	$63,539	$—	$(3,585)	$(2,416)	$806	$58,344
Terminals	12,610	28,850	(494)	—	(239)	40,727
Total environmental liabilities	$76,149	$28,850	$(4,079)	$(2,416)	$567	$99,071
Current portion	$5,057					$7,704
Long-term portion	71,092					91,367
Total environmental liabilities	$76,149					$99,071

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was approximately $1.0 million and $0.9 million at December 31, 2024 and 2023, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership may enter into RIN forward purchase and sales commitments. Total losses from firm non-cancellable commitments were immaterial at both December 31, 2024 and 2023.

Note 16. Employee Benefit Plans

The Partnership sponsors and maintains the Global Partners LP 401(k) Savings and Profit Sharing Plan (the “Global 401(k) Plan”), a qualified defined contribution plan. The Global Montello Group Corp. 401(k) Savings and Profit Sharing Plan was merged into the Global 401(k) Plan in 2021. Eligible employees of the Partnership and of GMG may elect to contribute up to 100% of their eligible compensation to the Global 401(k) Plan for each payroll period, subject to annual dollar limitations which are periodically adjusted by the IRS. The General Partner makes safe harbor matching contributions to the Global Partners 401(k) Plan equal to 100% of the participant’s elective contributions that do not exceed 3% of the participant’s eligible compensation and 50% of the participant’s elective contributions that exceed 3% but do not exceed 5% of the participant’s eligible compensation. The General Partner also makes discretionary non-matching contributions for certain groups of employees in amounts up to 2% of eligible compensation. Profit-sharing contributions may also be made at the sole discretion of the General Partner’s board of directors.

The Global 401(k) Plan had expenses of approximately $5.7 million, $5.0 million and $4.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Prior to December 31, 2024, the General Partner sponsored and maintained the Global Partners LP Pension Plan (the “Global Pension Plan”), and GMG sponsored and maintained the Global Montello Group Corp. Pension Plan (the “GMG Pension Plan”) (collectively, the “Pension Plans”), each being a qualified defined benefit pension plan. The Global Pension Plan and the GMG Pension Plan were amended to freeze participation and benefit accruals effective in 2009 and 2012, respectively. On November 1, 2023, the Partnership provided communication to participants of the Pension Plans of its intention to terminate the Pension Plans effective December 31, 2023. The Partnership completed the settlement of its obligations under the Pension Plans as of December 31, 2024. Assets remaining in the Pension Plans as of December 31, 2024 are expected to be transferred to the Global 401(k) Plan to be used for the benefit of current and future participants in the Global 401(k) Plan.

The following table presents each plan’s funded status and the total amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	December 31, 2024
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$—	$—	$—
Fair value of plan assets	3,383	553	3,936
Net (pension asset) unfunded pension liability	$(3,383)	$(553)	$(3,936)

	December 31, 2023
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$11,496	$3,151	$14,647
Fair value of plan assets	14,979	4,134	19,113
Net (pension asset) unfunded pension liability	$(3,483)	$(983)	$(4,466)

Total actual return on plan assets was $0.5 million and $2.1 million in 2024 and 2023, respectively.

The following presents the components of the net periodic change in benefit obligation for the Pension Plans for the years ended December 31 (in thousands):

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2024	2023	2022
Benefit obligation at beginning of year	$14,647	$15,242	$22,334
Interest cost	541	741	538
Actuarial loss (gain)	541	(12)	(6,210)
Benefits paid	(15,729)	(1,324)	(1,420)
Benefit obligation at end of year	$—	$14,647	$15,242

The following presents the weighted-average actuarial assumptions used in determining each plan’s annual pension expense for the years ended December 31:

	Global Pension Plan			GMG Pension Plan
	2024	2023	2022	2024	2023	2022
Discount rate	N/A	4.9%	5.1%	N/A	5.0%	5.3%
Expected return on plan assets	N/A	4.8%	7.0%	N/A	4.8%	7.0%

The cost of annual contributions to the Pension Plans is not significant to the General Partner, the Partnership or its subsidiaries. Total contributions made by the General Partner, the Partnership and its subsidiaries to the Pension Plans were approximately $0, $0.1 million and $0.3 million in 2024, 2023 and 2022, respectively.

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

The Partnership recognized income of $0.2 million and $0 for the years ended December 31, 2024 and 2023, respectively, which is included in (loss) income from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $17.2 million and $23.7 million at December 31, 2024 and 2023, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

On December 5, 2023, Landco completed the purchase of the Project Site. In addition, the Partnership provided certain financial guarantees of Everett’s performance pursuant to a Terminal Demolition and Remediation

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Responsibilities Agreement (“TDRRA”) between Landco and ExxonMobil (the “Remediation Guaranty”). The Remediation Guaranty was executed at the closing of the Project Site purchase, concurrently with Landco’s execution of the TDRRA. The Remediation Guaranty was provided to ExxonMobil to provide security for Landco’s obligations to perform and complete the demolition and remediation responsibilities set forth in the TDRRA. The maximum amount of financial assurances liability of the Partnership under the Remediation Guaranty is $75.0 million (the “Guaranty Threshold”). The Guaranty Threshold will be reduced on a dollar-for-dollar basis as Landco undertakes demolition and remediation activities under the TDRRA. Through December 31, 2024, Everett expended approximately $12.1 million on such demolition and remediation activities, which reduced the Guaranty Threshold to $62.9 million.

The Partnership received financial assurances from the Everett Investor and certain of its affiliates that allow the Partnership to recover 70% of any amounts paid under the Remediation Guaranty, up to $52.5 million. The Partnership’s loss exposure for the Everett investment is limited to the Partnership’s investment in the joint venture and any amounts due under the Remediation Guaranty. The Partnership recognized its performance obligation under the Remediation Guaranty at fair value, which was immaterial at both December 31, 2024 and 2023.

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

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. There have been no changes to the portfolio as of December 31, 2024.

The Partnership recognized a loss of ($1.7 million) and income of $2.5 million for the years ended December 31, 2024 and 2023, respectively, which is included in (loss) income from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $75.5 million and $70.6 million at December 31, 2024 and 2023, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

Note 18. Related-Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminate some or all of the services upon ninety (90) days’ advance written notice. As of December 31, 2024, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—Affiliates of the Slifka family own 100% of the ownership interests in the General Partner. The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $219.4 million, $168.5 million and $180.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans (see Note 16).

In addition, the Partnership paid certain costs in connection with a compensation funding agreement with the General Partner. See Note 19, “Long-Term Incentive Plan–Repurchase Program.”

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 17). Pursuant to this agreement, certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. The Partnership received approximately $3.4 million and $1.7 million from SPR associated with the operations and management agreement for the years ended December 31, 2024 and 2023, respectively, which are included in selling, general and administrative expenses in the accompanying statements of operations. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees, which amounted to $17.1 million and $9.4 million for the years ended December 31, 2024 and 2023, respectively.

Accounts receivable–affiliates consisted of the following at December 31 (in thousands):

	2024	2023
Receivables from the General Partner (1)	$5,156	$8,031
Receivables from Spring Partners Retail LLC (2)	1,094	111
Total	$6,250	$8,142
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	Receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement.

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

Sale of the Revere Terminal—On June 28, 2022, the Partnership completed the sale of its terminal located on Boston Harbor in Revere, Massachusetts (the “Revere Terminal”) to Revere MA Owner LLC (the “Revere Buyer”) for a purchase price of $150.0 million in cash. In connection with closing under the purchase agreement between the Partnership and the Revere Buyer, the Partnership entered into a leaseback agreement, which meets the criteria for sale accounting, with the Revere Buyer pursuant to which the Partnership leases back key infrastructure at the Revere Terminal, including certain tanks, dock access rights, and loading rack infrastructure, to allow the Partnership to continue

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business operations at the Revere Terminal. The Partnership terminated the leaseback agreement on September 30, 2024.

Pursuant to the terms of the purchase agreement the Partnership entered into with affiliates of the Slifka family (the “Initial Sellers”), related parties, in 2015 to acquire the Revere Terminal, the Initial Sellers are entitled to an amount equal to fifty percent of the net proceeds (as defined in the 2015 purchase agreement) (the “Initial Sellers Share”) from the sale of the Revere Terminal. At the time of the 2022 closing, the preliminary calculation of the Initial Sellers Share was approximately $44.3 million, which amount was subject to future revisions. As of December 31, 2024, there had been no payments of additional net proceeds to the Initial Sellers.

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

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s then-current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, was expected to occur upon the expiration of such storage contract. The Partnership recorded a total of approximately $21.5 million and $17.6 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively. Approximately $3.9 million, $13.0 million and $4.6 million of the total amounts were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.

On January 17, 2025, the Partnership preliminarily settled its obligations under the purchase agreement and the storage contract at the Revere Terminal and paid an additional $22.1 million relating to the final calculation of the Initial Sellers Share, as adjusted for shared expenses and potential operating losses or profits. Any remaining settlement of amounts due to or due from the Initial Sellers is expected to be insignificant.

Leases of Real Property—One of the Partnership’s executive officers owns a 20% interest in an entity which leases real property located in Vineyard Haven, Massachusetts to the Partnership’s subsidiary, Drake Petroleum Company, Inc., for the operation of a gasoline station and convenience store. The Partnership paid this entity aggregate payments totaling approximately $0.2 million for each of the years ended December 31, 2024 and 2023.

Note 19. Long-Term Incentive Plans

The Partnership has a Long-Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights (“DERs”), unit awards and substitute awards. Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements. A total of 1,936,255 units were available for issuance under the LTIP as of December 31, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024 Phantom Unit Awards – Executive Officers

2024 Service-Based Phantom Unit Award–On March 25, 2024, the Compensation Committee of the board of directors of the General Partner (the “Compensation Committee”) granted 2024 service-based awards of phantom units and associated DERs under the LTIP to certain executives of the General Partner. The phantom units granted under the 2024 service-based awards vested or will vest in approximate one-third installments over a three-year period, commencing on January 6, 2025, provided that the executive remains continuously employed from the grant date through the applicable vesting date. The DERs that were granted in tandem with the phantom units will vest and become payable simultaneously with the vesting of the phantom units.

On March 25, 2024, the Compensation Committee granted a supplemental grant of service-based awards and associated DERs under the LTIP to certain executives of the General Partner. The phantom units granted under these awards will vest on March 24, 2025. The DERs that were granted in tandem with these phantom units will vest and become payable simultaneously with the vesting of the phantom units.

2024 Performance Phantom Unit Award–On March 25, 2024, the Compensation Committee granted performance-based awards of phantom units and associated DERs under the LTIP to certain executives of the General Partner. These awards represent the right to receive common units of the Partnership (or cash equivalent) in an amount up to 200% of the “Target Phantom Units” (as defined in each executive’s award agreement), subject to performance-based vesting and provided that the executive remains continuously employed from the grant date through December 31, 2026. The performance period for these grants is the three-year period commencing on January 1, 2024 and continuing through December 31, 2026 (the “2024 Award Performance Period”). The number of earned common units of the Partnership will be determined by the Compensation Committee following completion of the 2024 Award Performance Period. The DERs that were granted in tandem with the performance phantom units will vest and become payable simultaneously with the vesting of the phantom units.

2023 Phantom Unit Awards – Executive Officers

2023 Service-Based Phantom Unit Award–On March 3, 2023, the Compensation Committee granted 2023 service-based awards of phantom units and associated DERs under the LTIP to certain executives of the General Partner. The phantom units granted under the 2023 service-based awards vested or will vest in approximate one-third installments over a three-year period, commencing on January 5, 2024, provided that the executive remains continuously employed from the grant date through the applicable vesting date. The DERs that were granted in tandem with the phantom units will vest and become payable simultaneously with the vesting of the phantom units.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the phantom units vested and became payable simultaneously with the vesting of the phantom units.

On May 3, 2023, the Compensation Committee granted a second supplemental grant of service-based awards and associated DERs under the LTIP to certain executives of the General Partner. The phantom units granted under these awards will vest on May 3, 2025. The DERs that were granted in tandem with these phantom units will vest and become payable simultaneously with the vesting of the phantom units.

2022 Phantom Unit Award – Executive Officers

On June 8, 2022, the Compensation Committee granted service-based and performance-based awards of phantom units and associated DERs under the LTIP to certain executives of the General Partner.

Phantom Unit Award–The phantom units granted vested in approximate thirds over a three-year period, commencing on January 1, 2023, provided that the executive remains continuously employed from the grant date through the applicable vesting date. The DERs that were granted in tandem with the phantom units will vest and become payable simultaneously with the vesting of the phantom units.

2022 Performance Phantom Unit Award–These awards represent the right to receive common units of the Partnership (or cash equivalent) in an amount up to 200% of the “Target Phantom Units” (as defined in each executive’s award agreement), subject to performance-based vesting and provided that the executive remains continuously employed from the grant date through December 31, 2024. The performance period for these grants was the three-year period commencing on January 1, 2022 and continued through December 31, 2024 (the “2022 Award Performance Period”), and was divided into three separate subperiods of calendar years 2022, 2023 and 2024. The number of earned common units of the Partnership will be determined by the Compensation Committee based upon the aggregate results of the subperiods following completion of the 2022 Award Performance Period. The DERs that were granted in tandem with the performance phantom units will vest and become payable simultaneously with the vesting of the phantom units.

Phantom Unit Award – Non-Employee Directors

On March 25, 2024, the Compensation Committee granted awards of phantom units and associated DERs under the LTIP to the non-employee independent directors of the General Partner. The phantom awards granted vested on January 6, 2025 and became payable on a one-for-one basis in common units of the Partnership (or cash equivalent). The DERs that were granted in tandem with the phantom units also vested and became payable simultaneously with the vesting of the phantom units.

On August 22, 2023, the Compensation Committee granted awards of phantom units and associated DERs under the LTIP to the non-employee independent directors of the General Partner. The phantom awards granted vested on January 5, 2024 and became payable on a one-for-one basis in common units of the Partnership (or cash equivalent). The DERs that were granted in tandem with the phantom units also vested and became payable simultaneously with the vesting of the phantom units.

On October 14, 2022, the Compensation Committee granted awards of phantom units and associated DERs under the LTIP to the non-employee independent directors of the General Partner. The phantom awards granted vested on January 1, 2023 and became payable on a one-for-one basis in common units of the Partnership (or cash equivalent). The DERs that were granted in tandem with the phantom units also vested and became payable simultaneously with the vesting of the phantom units.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the non-vested phantom units granted under the LTIP:

	Non-Vested Phantom Units
			Weighted
	Service-	Performance-	Average
	Based	Based	Grant Date	Fair Value
	Awards	Awards	Fair Value ($)	(in thousands)
Outstanding non-vested units at December 31, 2022	147,912	172,256	25.43	$8,141
Granted	282,777	303,062	32.52	19,052
Vested	(61,787)	—	25.76	(1,591)
Outstanding non-vested units at December 31, 2023	368,902	475,318	30.33	$25,602
Granted	179,800	147,671	44.37	14,531
Vested	(137,213)	—	31.63	(4,340)
Outstanding non-vested units at December 31, 2024	411,489	622,989	34.60	$35,793

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

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $15.3 million, $10.1 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at December 31, 2024 was approximately $13.4 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). Since the Repurchase Program was implemented and through December 31, 2024, the General Partner repurchased 1,530,566 common units pursuant to the Repurchase Program for approximately $49.4 million, of which approximately $14.2 million were repurchased in 2024. As of February 28, 2025, the General Partner is authorized to acquire up to 1,070,021 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement. The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement. There were no such costs for the years ended December 31, 2024, 2023 and 2022.

Note 20. Partners’ Equity, Allocations and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At December 31, 2024, there were 33,995,563 common units issued, including 6,415,996 common units held by affiliates of the General Partner, including directors and executive officers, and 327,307 common units held by the General Partner on behalf of the Partnership pursuant to its repurchase program for future long-term incentive plan obligations, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There were no changes to common units or the general partner interest during the years ended December 31, 2024, 2023 and 2022.

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

Series B Preferred Units

At December 31, 2024, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit outstanding. There were no changes to the Series B Preferred Units during the years ended December 31, 2024, 2023 and 2022.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Preferred Units

The Series B Preferred Units is a class of equity security that rank (a) senior to common units, incentive distributions rights and each other class or series of the Partnership’s equity securities established after March 24, 2021, the original issue date of the Series B Preferred Units (the “Series B Original Issue Date”), that is not expressly made senior to or on parity with and the Series B Preferred Units as to the payment of distributions and amounts payable upon a liquidation, and (b) on parity with respect to distributions or amounts payable upon a liquidation event, as applicable, with the Series B Preferred Units and each other and any class or series of the Partnership’s equity securities established after the Series B Original Issue Date with terms expressly providing that such class or series ranks on parity with the Series B Preferred Units as to payment of distributions and amounts payable on a liquidation event, as applicable.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2024, 2023 and 2022 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2022
2/14/2022 (1)	12/31/21	$0.5850	$19,887	$141	$871	$20,899
5/13/2022 (1)	03/31/22	0.5950	20,227	144	973	21,344
8/12/2022 (1)	06/30/22	0.6050	20,567	147	1,075	21,789
11/14/2022 (1)	09/30/22	0.6250	21,247	153	1,280	22,680
2023
2/14/2023 (2)	12/31/22	$1.5725	$53,458	$569	$1,383	$55,410
5/15/2023 (1)	03/31/23	0.6550	22,267	162	1,587	24,016
8/14/2023 (3)	06/30/23	0.6750	22,947	169	2,062	25,178
11/14/2023 (3)	09/30/23	0.6850	23,287	174	2,380	25,841
2024
2/14/2024 (3)	12/31/23	$0.7000	$23,797	$180	$2,857	$26,834
5/15/2024 (3)	03/31/24	0.7100	24,137	185	3,174	27,496
8/14/2024 (3)	06/30/24	0.7200	24,477	189	3,493	28,159
11/14/2024 (3)	09/30/24	0.7300	24,817	194	3,810	28,821
(1)	This distribution resulted in the Partnership reaching its third target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.
(2)	This distribution consists of a quarterly distribution of $0.6350 per unit and a one-time special distribution of $0.9375 per unit. The quarterly distribution of $0.6350 per unit resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution with respect to the $0.6350 per unit distribution. The General Partner agreed to waive its incentive distribution rights with respect to the special distribution.
(3)	This distribution resulted in the Partnership exceeding its third target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on January 29, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.7400 per unit ($2.96 per unit on an annualized basis) on all of its outstanding common units for the period from October 1, 2024 through December 31, 2024. On February 14, 2025, the Partnership paid the total cash distribution of approximately $29.5 million to unitholders of record as of the close of business on February 10, 2025. The quarterly distribution resulted in the Partnership exceeding its third target level distribution.

Series A Preferred Units

Prior to the April 15, 2024 redemption of the Series A Preferred Units discussed above, distributions on the Series A Preferred Units were cumulative from August 7, 2018, the original issue date of the Series A Preferred Units,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Partnership paid the following cash distributions on the Series A Preferred Units during 2024, 2023 and 2022 (in thousands, except per unit data):

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
2024
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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership paid the following additional cash distributions on the Series B Preferred Units during 2024, 2023 and 2022 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2022
2/15/2022	11/15/21 - 2/14/22	$0.59375	$1,781
5/16/2022	2/15/22 - 5/14/22	0.59375	1,781
8/15/2022	5/15/22 - 8/14/22	0.59375	1,781
11/15/2022	8/15/22 - 11/14/22	0.59375	1,781
2023
2/15/2023	11/15/22 - 2/14/23	$0.59375	$1,781
5/15/2023	2/15/23 - 5/14/23	0.59375	1,781
8/15/2023	5/15/23 - 8/14/23	0.59375	1,781
11/15/2023	8/15/23 - 11/14/23	0.59375	1,781
2024
2/15/2024	11/15/23 - 2/14/24	$0.59375	$1,781
5/15/2024	2/15/24 - 5/14/24	0.59375	1,781
8/15/2024	5/15/24 - 8/14/24	0.59375	1,781
11/15/2024	8/15/24 - 11/14/24	0.59375	1,781

In addition, on January 13, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from November 15, 2024 through February 14, 2025 to holders of record as of the opening of business on February 3, 2025. On February 18, 2025, the Partnership paid the total cash distribution of approximately $1.8 million.

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

Note 21. Segment Reporting

The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane. The Partnership also receives revenue from convenience store and prepared food sales, rental income and sundries. The Partnership’s three operating segments are based upon the revenue sources for which discrete financial information is reviewed by the President and Chief Executive Officer, the chief operating decision maker (the “CODM”), to make key operating decisions and assess performance and include Wholesale, GDSO and Commercial.

An important measure used by the Partnership and the CODM to evaluate segment performance is product margin, which the Partnership defines as product sales minus product costs. The CODM principally uses product margin to allocate resources (including employees, property and financial or capital resources) for each segment, predominantly in the annual budget and forecasting processes. Based on the way the business is managed, components of indirect

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating costs included within selling and administrative expenses and corporate expenses are not allocated to the reportable segments.

The operating segments are also the Partnership’s reporting segments. The Commercial operating segment does not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting. However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are helpful to the users of the Partnership’s financial information. The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

In the Wholesale reporting segment, the Partnership engages in the logistics of selling, gathering, blending, storing and transporting refined petroleum products, gasoline blendstocks, renewable fuels, crude oil and propane. The Partnership transports these products by railcars, barges, trucks and/or pipelines pursuant to spot or long-term contracts. The Partnership sells home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene and residual oil to retail and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline, distillates and propane at bulk terminals and inland storage facilities that the Partnership owns or controls or at which it has throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2024	2023	2022
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$6,541,224	$5,897,428	$6,408,184
Distillates and other oils (1)	4,176,681	3,715,888	4,455,309
Total	$10,717,905	$9,613,316	$10,863,493
Product margin
Gasoline and gasoline blendstocks	$181,802	$105,165	$106,982
Distillates and other oils (1)	110,430	96,747	180,715
Total	$292,232	$201,912	$287,697
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$4,807,765	$5,268,268	$6,140,823
Station operations (2)	565,839	572,266	559,826
Total	$5,373,604	$5,840,534	$6,700,649
Product margin
Gasoline	$578,737	$558,516	$588,676
Station operations (2)	281,745	276,040	267,941
Total	$860,482	$834,556	$856,617
Commercial Segment:
Sales	$1,072,057	$1,038,324	$1,313,744
Product margin	$31,354	$31,722	$40,973
Combined sales and Product margin:
Sales	$17,163,566	$16,492,174	$18,877,886
Product margin (3)	$1,184,068	$1,068,190	$1,185,287
Depreciation allocated to cost of sales	(126,172)	(94,550)	(87,638)
Combined gross profit	$1,057,896	$973,640	$1,097,649
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(3)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 470 million gallons, 435 million gallons and 450 million gallons of the GDSO segment’s sales for the years ended December 31, 2024, 2023 and 2022, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide the Partnership’s significant segment operating expenses for each reportable segment that are regularly provided to the CODM, as well as a reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 (in thousands):

	Year Ended December 31, 2024
	Wholesale	GDSO	Commercial	Consolidated
Sales	$10,717,905	$5,373,604	$1,072,057	$17,163,566
Cost of products	10,425,673	4,513,122	1,040,703	15,979,498
Product margin	292,232	860,482	31,354	1,184,068
Operating expenses allocated to operating segments:
Wages and benefits (1)	44,775	121,325	—	166,100
Occupancy costs (2)	22,927	105,585	—	128,512
Transactional operating costs (3)	—	92,938	—	92,938
Maintenance (4)	46,873	43,005	—	89,878
Other segment operating expenses	16,439	21,460	—	37,899
Total operating expenses allocated to operating segments	$131,014	$384,313	$—	515,327
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				126,172
Selling, general and administrative expenses				292,073
Amortization expense				8,275
Net gain on sale and disposition of assets				(9,494)
Long-lived asset impairment				492
Total operating expenses not allocated to operating expenses				417,518
Operating income				251,223
Loss from equity method investments				(1,514)
Interest expense				(134,773)
Income tax expense				(4,609)
Net income				$110,327
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2023
	Wholesale	GDSO	Commercial	Consolidated
Sales	$9,613,316	$5,840,534	$1,038,324	$16,492,174
Cost of products	9,411,404	5,005,978	1,006,602	15,423,984
Product margin	201,912	834,556	31,722	1,068,190
Operating expenses allocated to operating segments:
Wages and benefits (1)	22,717	122,346	—	145,063
Occupancy costs (2)	13,515	103,118	—	116,633
Transactional operating costs (3)	—	94,518	—	94,518
Maintenance (4)	17,936	45,320	—	63,256
Other segment operating expenses	8,760	22,397	—	31,157
Total operating expenses allocated to operating segments	$62,928	$387,699	$—	450,627
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				94,550
Selling, general and administrative expenses				273,733
Amortization expense				8,136
Net gain on sale and disposition of assets				(2,626)
Total operating expenses not allocated to operating expenses				373,793
Operating income				243,770
Income from equity method investments				2,503
Interest expense				(85,631)
Income tax expense				(8,136)
Net income				$152,506
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2022
	Wholesale	GDSO	Commercial	Consolidated
Sales	$10,863,493	$6,700,649	$1,313,744	$18,877,886
Cost of products	10,575,796	5,844,032	1,272,771	17,692,599
Product margin	287,697	856,617	40,973	1,185,287
Operating expenses allocated to operating segments:
Wages and benefits (1)	22,218	114,510	—	136,728
Occupancy costs (2)	13,518	102,179	—	115,697
Transactional operating costs (3)	—	96,297	—	96,297
Maintenance (4)	19,161	49,048	—	68,209
Other segment operating expenses	9,051	19,289	—	28,340
Total operating expenses allocated to operating segments	$63,948	$381,323	$—	445,271
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				87,638
Selling, general and administrative expenses				263,112
Amortization expense				8,851
Net gain on sale and disposition of assets				(79,873)
Total operating expenses not allocated to operating expenses				279,728
Operating income				460,288
Interest expense				(81,259)
Income tax expense				(16,822)
Net income				$362,207
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs environmental and seasonal site maintenance expenses

None of the Partnership’s customers accounted for greater than 10% of total sales for years ended December 31, 2024, 2023 and 2022.

The Partnership’s foreign assets and foreign sales were immaterial as of and for the years ended December 31, 2024, 2023 and 2022.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale segment, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at December 31 (in thousands):

	Wholesale	GDSO	Commercial	Unallocated (1)	Total
December 31, 2024	$1,333,102	$1,859,417	$—	$595,679	$3,788,198
December 31, 2023	$862,850	$1,910,058	$—	$673,103	$3,446,011
(1)	Includes the Partnership’s equity method investments (see Note 17).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22. Net Income Per Common Limited Partner Unit

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

Common units outstanding as reported in the accompanying consolidated financial statements at December 31, 2024 and 2023 excludes 327,307 and 113,206 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 19). These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all years presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the years presented (in thousands, except per unit data):

	Year Ended December 31, 2024
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income	$110,327	$94,983	$15,344	$—
Declared distribution	$113,959	$98,588	$766	$14,605
Assumed allocation of undistributed net loss	(3,632)	(3,605)	(27)	—
Assumed allocation of net income	$110,327	$94,983	$739	$14,605
Less: Preferred limited partner interest in net income		9,575
Less: Redemption of Series A preferred limited partner units		2,634
Net income attributable to common limited partners		$82,774
Denominator:
Basic weighted average common units outstanding		33,840
Dilutive effect of phantom units		499
Diluted weighted average common units outstanding		34,339
Basic net income per common limited partner unit		$2.45
Diluted net income per common limited partner unit		$2.41

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2023
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income	$152,506	$142,598	$9,908	$—
Declared distribution	$101,869	$92,298	$685	$8,886
Assumed allocation of undistributed net income	50,637	50,300	337	—
Assumed allocation of net income	$152,506	$142,598	$1,022	$8,886
Less: Preferred limited partner interest in net income		14,559
Net income attributable to common limited partners		$128,039
Denominator:
Basic weighted average common units outstanding		33,970
Dilutive effect of phantom units		69
Diluted weighted average common units outstanding		34,039
Basic net income per common limited partner unit		$3.77
Diluted net income per common limited partner unit		$3.76

	Year Ended December 31, 2022
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income	$362,207	$355,069	$7,138	$—
Declared distribution	$121,223	$115,499	$1,013	$4,711
Less: Preferred limited partner interest in net income	240,984	239,570	1,414	—
Assumed allocation of net income	$362,207	$355,069	$2,427	$4,711
Less: Preferred limited partner interest in net income		13,852
Net income attributable to common limited partners		$341,217
Denominator:
Basic weighted average common units outstanding		33,935
Dilutive effect of phantom units		109
Diluted weighted average common units outstanding		34,044
Basic net income per common limited partner unit		$10.06
Diluted net income per common limited partner unit		$10.02

See Note 20, “Partners’ Equity, Allocations and Cash Distributions” for information on declared distributions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23. Changes in Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income by component (in thousands):

Pension
Plan
Balance at December 31, 2022	$(449)
Other comprehensive income	361
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	469
Total comprehensive income	830
Balance at December 31, 2023	$381
Other comprehensive income	288
Amount of (income) loss reclassified from accumulated other comprehensive income (loss)	(669)
Total comprehensive loss	(381)
Balance at December 31, 2024	$—

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

Other

In December 2024, the Conservation Law Foundation (“CLF”) served the Partnership with a complaint alleging that past and present discharges at and from the Partnership’s terminal located on Broadway Street in Chelsea, MA and the Partnership’s former terminal located in Revere, MA exceeded the numeric effluent limits permitted under the terminals’ respective National Pollution Discharge Elimination System (“NPDES”) permits. The complaint was filed by the CLF in July 2024. In August 2024, a month after the CLF filed its complaint, the EPA and the Partnership executed an administrative order on consent to address the exceedances at both terminals under each terminal’s respective NPDES permit. The issuance of the administrative order on consent by the EPA may significantly lessen, if not eliminate entirely, the ability for the CLF to seek and recover relief through its complaint against the Partnership. The Partnership believes it has meritorious defenses and intends to vigorously contest the allegations raised in the complaint.

In May 2024, a petition was filed against the Partnership’s joint venture, SPR, and the Partnership’s wholly owned subsidiary, SPR Operator, in the District Court of Harris County, Texas, alleging, among other things, the wrongful death of a customer at a retail site in Houston, Texas. SPR and SPR Operator have meritorious defenses to the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegations in the petition and will vigorously contest this matter.

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

The Partnership received a Subpoena Duces Tecum dated May 13, 2022 from the Office of the Attorney General of the State of New York (“NY AG”) requesting information regarding charges paid by retailers, distributors, or consumers for oil and gas products in or within the proximity of the State of New York during the disruption of the market triggered by Russia’s 2022 invasion of Ukraine. The Partnership has been advised that the NY AG’s office sent similar subpoena requests for information to market participants across the petroleum industry. The Partnership submitted information to the NY AG’s office and cooperated with the NY AG’s office with respect to its obligations under the subpoena.

In January 2022, the Partnership was served with a complaint filed in the Middlesex County Superior Court of the Commonwealth of Massachusetts against the Partnership and its wholly owned subsidiaries, Global Companies LLC (“Global Companies”) and Alliance Energy LLC (“Alliance”), alleging, among other things, that a plaintiff truck driver, while (1) loading gasoline and diesel fuel at terminals owned and operated by the Partnership located in Albany, New York and Revere, Massachusetts and (2) unloading gasoline and diesel fuel at gasoline stations owned and/or operated by the Partnership throughout New York, Massachusetts and New Hampshire, contracted aplastic anemia as a result of exposure to benzene-containing products and/or vapors therefrom. In October 2024, the parties agreed in principle to fully settle the allegations alleged in the complaint and dismiss the complaint in its entirety with prejudice. A stipulation of dismissal was filed with the court in January 2025.

In October 2020, the Partnership was served with a complaint filed against the Partnership and its wholly owned subsidiary, Global Companies alleging, among other things, wrongful death and loss of consortium. The complaint, filed in the Middlesex County Superior Court of the Commonwealth of Massachusetts, alleges, among other things, that a truck driver (whose estate is a co-plaintiff), while loading gasoline and diesel fuel at terminals owned and operated by the Partnership located in Albany, New York and Burlington, Vermont, was exposed to benzene-containing products and/or vapors therefrom. In October 2024, the parties reached a full settlement of the complaint. In connection therewith, the Partnership and Global Companies have been fully released of any and all liabilities and claims with respect to the matters alleged in the complaint and the complaint has been dismissed in its entirety with prejudice.

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act (“CAA”). The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt. On June 6, 2014, a Notice of Violation was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal. The Partnership met with and provided additional information to the EPA with respect to the alleged violations. On April 7, 2015, the EPA issued a Supplemental Notice of Violation modifying the allegations of violations of the terminal’s Air Emissions License. The Partnership has entered into a consent decree (the “Consent Decree”) with the EPA and the United States Department of Justice (the “Department of Justice”), which was filed in the U.S. District Court for the District of Maine (the “Court”) on March 25, 2019. The Consent Decree was entered by the Court on December 19, 2019. The Partnership believes that compliance with the Consent Decree and implementation of the requirements of the Consent Decree will have no material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25. Subsequent Events

Distribution to Series B Preferred Unitholders—On February 18, 2025, the Partnership paid a cash distribution of approximately $1.8 million to holders of its Series B Preferred Units of record as of the opening of business on February 3, 2025.

Distribution to Common Unitholders—On February 14, 2025, the Partnership paid a quarterly cash distribution of approximately $29.5 million to its common unitholders of record as of the close of business on February 10, 2025.

Sale of the Revere Terminal—On January 17, 2025, the Partnership preliminarily settled its obligations under the purchase agreement between the Partnership and the Initial Sellers and paid $22.1 million relating to the final calculation of the Initial Sellers Share, as adjusted for shared expenses and potential operating losses or profits. See Note 18 for additional information.