Form 10-Q
period 2025-03-31
GLOBAL PARTNERS LP
filed 2025-05-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The issuer had 33,995,563 common units outstanding as of May 6, 2025.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,478	$8,208
Accounts receivable, net	577,514	472,591
Accounts receivable-affiliates	5,334	6,250
Inventories	517,432	594,072
Brokerage margin deposits	18,428	20,135
Derivative assets	15,895	13,710
Prepaid expenses and other current assets	101,186	92,414
Total current assets	1,243,267	1,207,380
Property and equipment, net	1,688,899	1,706,605
Right of use assets, net	299,203	302,199
Intangible assets, net	17,271	18,683
Goodwill	421,913	421,913
Equity method investments	106,793	92,709
Other assets	41,219	38,709
Total assets	$3,818,565	$3,788,198
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$520,405	$509,975
Working capital revolving credit facility-current portion	254,700	129,500
Lease liability-current portion	56,191	56,780
Environmental liabilities-current portion	7,704	7,704
Trustee taxes payable	74,636	66,753
Accrued expenses and other current liabilities	145,621	223,304
Derivative liabilities	7,517	6,105
Total current liabilities	1,066,774	1,000,121
Working capital revolving credit facility-less current portion	100,000	100,000
Revolving credit facility	167,000	167,000
Senior notes	1,187,421	1,186,723
Lease liability-less current portion	249,069	251,745
Environmental liabilities-less current portion	90,495	91,367
Financing obligations	133,353	134,475
Deferred tax liabilities	60,872	63,548
Other long-term liabilities	68,085	76,606
Total liabilities	3,123,069	3,071,585
Partners’ equity
Series B preferred limited partners (3,000,000 units issued and outstanding at March 31, 2025 and December 31, 2024)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,904,637 outstanding at March 31, 2025 and 33,995,563 units issued and 33,668,256 outstanding at December 31, 2024)	620,015	641,218
General partner interest (0.67% interest with 230,303 equivalent units outstanding at March 31, 2025 and December 31, 2024)	3,176	3,090
Total partners’ equity	695,496	716,613
Total liabilities and partners’ equity	$3,818,565	$3,788,198

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Sales	$4,592,197	$4,145,392
Cost of sales	4,336,956	3,930,257
Gross profit	255,241	215,135
Costs and operating expenses:
Selling, general and administrative expenses	73,717	69,781
Operating expenses	126,715	120,150
Amortization expense	1,412	1,869
Net gain on sale and disposition of assets	(2,490)	(2,501)
Total costs and operating expenses	199,354	189,299
Operating income	55,887	25,836
Other income (loss) and (expense):
Income (loss) from equity method investments	66	(1,379)
Interest expense	(36,039)	(29,696)
Income (loss) before income tax expense	19,914	(5,239)
Income tax expense	(1,230)	(363)
Net income (loss)	18,684	(5,602)
Less: General partner’s interest in net income (loss), including incentive distribution rights	4,412	3,136
Less: Preferred limited partner interest in net income	1,781	3,916
Net income (loss) attributable to common limited partners	$12,491	$(12,654)
Basic net income (loss) per common limited partner unit	$0.37	$(0.37)
Diluted net income (loss) per common limited partner unit	$0.36	$(0.37)
Basic weighted average common limited partner units outstanding	33,887	33,963
Diluted weighted average common limited partner units outstanding	34,299	33,963

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$18,684	$(5,602)
Other comprehensive loss:
Change in pension liability	—	(584)
Total other comprehensive loss	—	(584)
Comprehensive income (loss)	$18,684	$(6,186)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$18,684	$(5,602)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	35,905	32,486
Amortization of deferred financing fees	1,873	1,831
Bad debt expense	493	(172)
Unit-based compensation expense	3,455	2,596
Write-off of financing fees	—	1,440
Net gain on sale and disposition of assets	(2,490)	(2,501)
(Income) loss from equity method investments	(66)	1,379
Dividends received on equity method investments	—	204
Changes in operating assets and liabilities:
Accounts receivable	(105,416)	(9,998)
Accounts receivable-affiliate	916	2,500
Inventories	76,317	(7,257)
Broker margin deposits	1,707	(665)
Prepaid expenses, all other current assets and other assets	(12,249)	1,555
Accounts payable	10,430	(173,265)
Trustee taxes payable	7,883	521
Change in derivatives	(773)	11,153
Accrued expenses, all other current liabilities and other long-term liabilities	(88,259)	(38,907)
Net cash used in operating activities	(51,590)	(182,702)
Cash flows from investing activities
Equity method investments	(16,677)	(9,659)
Capital expenditures	(17,884)	(16,614)
Seller note issuances, net	(191)	(3,471)
Dividends received of equity method investments	2,659	14,304
Proceeds from sale of property and equipment, net	3,602	13,933
Net cash used in investing activities	(28,491)	(1,507)
Cash flows from financing activities
Net borrowings from working capital revolving credit facility	125,200	209,200
Net payments on revolving credit facility	—	(380,000)
Proceeds from senior notes, net	—	441,301
Repurchase of common units	(532)	—
LTIP units withheld for tax obligations	(10,810)	(1,818)
Distribution equivalent rights	(3,422)	(565)
Distributions to limited partners and general partner	(31,085)	(30,729)
Net cash provided by financing activities	79,351	237,389
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(730)	53,180
Cash and cash equivalents at beginning of period	8,208	19,642
Cash and cash equivalents at end of period	$7,478	$72,822
Supplemental information
Cash paid during the period for interest	$54,407	$29,578

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series B
	Preferred	Common	General	Total
	Limited	Limited	Partner	Partners’
Three months ended March 31, 2025	Partners	Partners	Interest	Equity
Balance at December 31, 2024	$72,305	$641,218	$3,090	$716,613
Net income (loss)	1,781	12,491	4,412	18,684
Distributions to limited partners and general partner	(1,781)	(25,157)	(4,326)	(31,264)
Unit-based compensation	—	3,455	—	3,455
Repurchase of common units	—	(532)	—	(532)
LTIP units withheld for tax obligations	—	(10,810)	—	(10,810)
Distribution equivalent rights	—	(829)	—	(829)
Dividends on repurchased units	—	179	—	179
Balance at March 31, 2025	$72,305	$620,015	$3,176	$695,496

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three months ended March 31, 2024	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2023	$67,476	$72,305	$658,670	$1,828	$381	$800,660
Net income (loss)	2,135	1,781	(12,654)	3,136	—	(5,602)
Distributions to limited partners and general partner	(2,135)	(1,781)	(23,797)	(3,037)	—	(30,750)
Unit-based compensation	—	—	2,596	—	—	2,596
Other comprehensive loss	—	—	—	—	(584)	(584)
LTIP units withheld for tax obligations	—	—	(1,818)	—	—	(1,818)
Distribution equivalent rights	—	—	(519)	—	—	(519)
Dividends on repurchased units	—	—	21	—	—	21
Balance at March 31, 2024	$67,476	$72,305	$622,499	$1,927	$(203)	$764,004

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. The Partnership is one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of March 31, 2025, the Partnership had a portfolio of 1,561 owned, leased and/or supplied gasoline stations, including 296 directly operated convenience stores, primarily in the Northeast, as well as 66 gasoline stations located in Texas that are operated or supplied by the Partnership’s joint venture, Spring Partners Retail LLC (“SPR”). The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

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

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of March 31, 2025, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,647,370 common units, and the General Partner held 90,926 common units on behalf of the Partnership pursuant to its repurchase program for future Long-Term Incentive Plan (“LTIP”) obligations, representing in the aggregate a 19.8% limited partner interest.

2025 Events

Amendment to the Credit Agreement—On March 20, 2025, the Partnership and certain of its subsidiaries entered into the eleventh amendment to the third amended and restated credit agreement which, among other things, (i) extended the maturity date from May 2, 2026 to March 20, 2028, (ii) increased the working capital revolving credit facility from $950.0 million to $1.0 billion, and (iii) decreased the revolving credit facility from $600.0 million to $500.0 million. See Note 6 for additional information on the credit agreement.

Investment in Real Estate—On January 23, 2025, the Partnership, through its wholly owned subsidiary, Global HQ 2 LLC, invested in BIG GRP 275 Grove JV LLC, a joint venture formed with unrelated third parties to acquire and operate an office building located in Newton, Massachusetts. Also on January 23, 2025, the Partnership signed a 12-year lease arrangement for space in this property that will serve as the Partnership’s principal executive office at the termination of its existing leased space in Waltham, Massachusetts in 2026. See Note 10 for additional information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods. The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto contained in the Partnership’s Annual Report on Form 10-K. The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2025. The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	60%	60%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	38%	37%
Convenience store and prepared food sales, rental income and sundries	2%	3%
Total	100%	100%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Wholesale segment	32%	20%
Gasoline Distribution and Station Operations segment	65%	77%
Commercial segment	3%	3%
Total	100%	100%

See Note 13, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three months ended March 31, 2025 and 2024.

Note 2.     Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended March 31, 2025
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$866,189	$1,005,355	$202,511	$2,074,055
Station operations	—	100,354	—	100,354
Total revenue from contracts with customers	866,189	1,105,709	202,511	2,174,409
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	2,323,315	—	72,541	2,395,856
Revenue from leases	932	21,000	—	21,932
Total other sales	2,324,247	21,000	72,541	2,417,788
Total sales	$3,190,436	$1,126,709	$275,052	$4,592,197

	Three Months Ended March 31, 2024
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$813,419	$1,097,277	$182,120	$2,092,816
Station operations	—	109,832	—	109,832
Total revenue from contracts with customers	813,419	1,207,109	182,120	2,202,648
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	1,825,184	—	96,479	1,921,663
Revenue from leases	745	20,336	—	21,081
Total other sales	1,825,929	20,336	96,479	1,942,744
Total sales	$2,639,348	$1,227,445	$278,599	$4,145,392

Contract Balances

A receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets, is recognized in the period the Partnership provides services when its right to consideration is unconditional. In contrast, a contract asset will be recognized when the Partnership has fulfilled a contract obligation but must perform other

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

obligations before being entitled to payment. The Partnership had no significant contract assets at both March 31, 2025 and December 31, 2024.

The nature of the receivables related to revenue from contracts with customers and other revenue, as well as contract assets, are the same, given they are related to the same customers and have the same risk profile and securitization. Payment terms on invoiced amounts are typically 2 to 30 days.

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both March 31, 2025 and December 31, 2024.

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

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Distillates: home heating oil, diesel and kerosene	$134,833	$234,486
Gasoline	198,608	222,092
Gasoline blendstocks	80,182	50,870
Residual oil	74,086	55,908
Renewable identification numbers (RINs)	3,546	3,313
Convenience store inventory	26,177	27,403
Total	$517,432	$594,072

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $37.3 million and $1.6 million at March 31, 2025 and December 31, 2024, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $13.0 million and $13.1 million at March 31, 2025 and December 31, 2024, respectively. Exchange transactions are valued using current carrying costs.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.    Goodwill

Goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment, was $421.9 million at both March 31, 2025 and December 31, 2024. There were no changes to goodwill during the three months ended March 31, 2025.

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Buildings and improvements	$1,959,173	$1,948,849
Land	680,695	678,687
Fixtures and equipment	57,391	56,700
Idle plant assets	30,500	30,500
Construction in process	68,587	71,436
Capitalized internal use software	36,933	33,846
Total property and equipment	2,833,279	2,820,018
Less accumulated depreciation	1,144,380	1,113,413
Total	$1,688,899	$1,706,605

Property and equipment includes retail gasoline station assets held for sale of $5.3 million and $5.2 million at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, the Partnership had a $38.1 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both March 31, 2025 and December 31, 2024.

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

Note 6.    Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.50 billion senior secured credit facility (the “Credit Agreement”). The Credit Agreement matures on March 20, 2028.

On March 20, 2025, the Partnership and certain of its subsidiaries entered into the eleventh amendment to the third amended and restated credit agreement (the “Eleventh Amendment”) which, among other things, (i) extended the maturity date from May 2, 2026 to March 20, 2028, (ii) increased the working capital revolving credit facility from $950.0 million to $1.0 billion and (iii) decreased the revolving credit facility from $600.0 million to $500.0 million. All other material terms of the Credit Agreement remain substantially the same as disclosed in Note 9 of Notes to

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

As of March 31, 2025, there were two facilities under the Credit Agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $1.0 billion; and

●	a $500.0 million revolving credit facility to be used for general corporate purposes.

The Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions then applicable to the Credit Agreement, provided no Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.80 billion. Any such request for an increase must be in a minimum amount of $25.0 million. The Partnership cannot provide assurance, however, that its lending group and/or other lenders outside its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.50 billion.

In addition, the Credit Agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $100.0 million and (b) the Aggregate WC Commitments (as defined in the Credit Agreement). Swing line loans will bear interest at the Base Rate (as defined in the Credit Agreement). The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.50 billion.

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

The average interest rates for the Credit Agreement were 6.6% and 7.4% for the three months ended March 31, 2025 and 2024, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at March 31, 2025, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $100.0 million over the next twelve months.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	March 31,	December 31,
	2025	2024
Total available commitments	$1,500,000	$1,550,000

Working capital revolving credit facility-current portion	254,700	129,500
Working capital revolving credit facility-less current portion	100,000	100,000
Revolving credit facility	167,000	167,000
Total borrowings outstanding	521,700	396,500

Less outstanding letters of credit	64,000	100,200

Total remaining availability for borrowings and letters of credit (1)	$914,300	$1,053,300
(1)	Subject to borrowing base limitations.

The Credit Agreement also includes certain baskets, including: (i) a $35.0 million general secured indebtedness basket, (ii) a $30.0 million general investment basket, (iii) a $100.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the Credit Agreement), (iv) a Sale/Leaseback Transaction (as defined in the Credit Agreement) basket of $150.0 million, and (v) a basket of $150.0 million in an aggregate amount for the purchase of common units of the Partnership, provided that, among other things, no Default exists or would occur immediately following such purchase(s).

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at March 31, 2025.

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the Credit Agreement.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Borrowings from working capital revolving credit facility	$767,900	$653,700
Payments on working capital revolving credit facility	(642,700)	(444,500)
Net borrowings from working capital revolving credit facility	$125,200	$209,200
Borrowings from revolving credit facility	$—	$—
Payments on revolving credit facility	—	(380,000)
Net payments on revolving credit facility	$—	$(380,000)

Senior Notes

The Partnership had 7.00% senior notes due 2027, 6.875% senior notes due 2029 and 8.250% senior notes due 2032 outstanding at March 31, 2025 and December 31, 2024. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on these senior notes.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing Obligations

The Partnership had financing obligations outstanding at March 31, 2025 and December 31, 2024 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on these financial obligations.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In connection with the Eleventh Amendment, the Partnership capitalized additional financing fees of $7.8 million. These expenses are included in interest expense in the accompanying consolidated statement of operations for the three months ended March 31, 2025. The Partnership had unamortized deferred financing fees of $25.8 million and $19.9 million at March 31, 2025 and December 31, 2024, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $12.8 million and $6.2 million at March 31, 2025 and December 31, 2024, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $12.6 million and $13.3 million at March 31, 2025 and December 31, 2024, respectively. Unamortized fees related to the Partnership’s sale-leaseback transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.4 million at both March 31, 2025 and December 31, 2024.

Amortization expense of approximately $1.9 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Note 7.    Derivative Financial Instruments

The Partnership principally uses derivative instruments, which include regulated exchange-traded futures and options contracts (collectively, “exchange-traded derivatives”) and physical and financial forwards and over-the-counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce its exposure to unfavorable changes in commodity market prices. The Partnership uses these exchange-traded and OTC derivatives to hedge commodity price risk associated with its inventory and undelivered forward commodity purchases and sales (“physical forward contracts”). The Partnership accounts for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” (“ASC 815”) and recognizes derivatives instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented in earnings, unless specific hedge accounting criteria are met.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at March 31, 2025:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	66,069	Thousands of barrels
Short	(69,453)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	139,364	Thousands of barrels
Short	(8,930)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2025	2024
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$2,622	$172
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(6,809)	$(3,531)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended
Derivatives not designated as	Recognized in	March 31,
hedging instruments	Income on Derivatives	2025	2024
Commodity contracts	Cost of sales	$(11,467)	$593

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at March 31, 2025 and December 31, 2024 (in thousands):

		March 31, 2025
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(7,134)	$71,739	$64,605
Forward derivative contracts (1)	Derivative assets	—	15,895	15,895
Total asset derivatives		$(7,134)	$87,634	$80,500

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(84,105)	$(84,105)
Forward derivative contracts (1)	Derivative liabilities	—	(7,517)	(7,517)
Total liability derivatives		$—	$(91,622)	$(91,622)

		December 31, 2024
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(9,355)	$38,483	$29,128
Forward derivative contracts (1)	Derivative assets	—	13,710	13,710
Total asset derivatives		$(9,355)	$52,193	$42,838

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(30,936)	$(30,936)
Forward derivative contracts (1)	Derivative liabilities	—	(6,105)	(6,105)
Total liability derivatives		$—	$(37,041)	$(37,041)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Please read Note 2 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on derivative financial instruments.

Note 8.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value at March 31, 2025
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$15,895	$—	$15,895
Exchange-traded/cleared derivative instruments (2)	(19,500)	—	37,929	18,429
Total assets	$(19,500)	$15,895	$37,929	$34,324

Liabilities:
Forward derivative contracts (1)	$—	$(7,517)	$—	$(7,517)

	Fair Value at December 31, 2024
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$13,710	$—	$13,710
Exchange-traded/cleared derivative instruments (2)	(1,808)	—	21,943	20,135
Pension plans	3,936	—	—	3,936
Total assets	$2,128	$13,710	$21,943	$37,781

Liabilities:
Forward derivative contracts (1)	$—	$(6,105)	$—	$(6,105)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	March 31, 2025		December 31, 2024
	2025		2024
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$400,000	$397,000	$400,000	$400,500
6.875% senior notes due 2029	$350,000	$348,250	$350,000	$347,813
8.250% senior notes due 2032	$450,000	$460,688	$450,000	$464,063

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

Note 9.    Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2025 (in thousands):

	Balance at		Other	Balance at
	December 31,	Payments	Adjustments	March 31,
Environmental Liability Related to:	2024	2025	2025	2025
Retail gasoline stations	$58,344	$(727)	$100	$57,717
Terminals	40,727	(272)	27	40,482
Total environmental liabilities	$99,071	$(999)	$127	$98,199
Current portion	$7,704			$7,704
Long-term portion	91,367			90,495
Total environmental liabilities	$99,071			$98,199

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.    Equity Method Investments

BIG GRP 275 Grove JV LLC

On January 23, 2025, the Partnership, through its wholly owned subsidiary, Global HQ 2 LLC, invested in BIG GRP 275 Grove JV LLC (“BGRP”), a joint venture formed with unrelated third parties to acquire and operate an office building located in Newton, Massachusetts. Also on January 23, 2025, the Partnership signed a 12-year lease arrangement for space in this property that will serve as the Partnership’s principal executive office at the termination of its existing leased space in Waltham, Massachusetts in 2026.

The Partnership accounts for its less than 20% interest in BGRP as an equity method investment. Under this method with regard to BGRP, the investment is carried originally at cost, increased by any allocated share of the investee’s net income and contributions made, and decreased by any allocated share of the investee’s net losses and distributions received. The investee’s allocated share of income and losses is based on the rights and priorities outlined in the joint venture agreement.

The Partnership recognized income of $0.1 million for the three months ended March 31, 2025 which is included in income (loss) from equity method investments in the accompanying consolidated statement of operations. The Partnership’s investment balance in the joint venture was $12.5 million at March 31, 2025 which is included in equity method investments in the accompanying consolidated balance sheet.

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

The Partnership recognized income of $0 and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, which is included in income (loss) from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $18.9 million and $17.2 million at March 31, 2025 and December 31, 2024, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

On December 5, 2023, Landco completed the purchase of the Project Site. In addition, the Partnership provided certain financial guarantees of Everett’s performance pursuant to a Terminal Demolition and Remediation

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Responsibilities Agreement (“TDRRA”) between Landco and ExxonMobil (the “Remediation Guaranty”). The Remediation Guaranty was executed at the closing of the Project Site purchase, concurrently with Landco’s execution of the TDRRA. The Remediation Guaranty was provided to ExxonMobil to provide security for Landco’s obligations to perform and complete the demolition and remediation responsibilities set forth in the TDRRA. The maximum amount of financial assurances liability of the Partnership under the Remediation Guaranty is $75.0 million (the “Guaranty Threshold”). The Guaranty Threshold will be reduced on a dollar-for-dollar basis as Landco undertakes demolition and remediation activities under the TDRRA. Through March 31, 2025, Everett expended approximately $12.1 million on such demolition and remediation activities, which reduced the Guaranty Threshold to $62.9 million.

The Partnership received financial assurances from the Everett Investor and certain of its affiliates that allow the Partnership to recover 70% of any amounts paid under the Remediation Guaranty, up to $52.5 million. The Partnership’s loss exposure for the Everett investment is limited to the Partnership’s investment in the joint venture and any amounts due under the Remediation Guaranty. The Partnership recognized its performance obligation under the Remediation Guaranty at fair value, which was immaterial at both March 31, 2025 and December 31, 2024.

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

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. The portfolio included 66 sites as of March 31, 2025.

The Partnership recognized an immaterial loss for the three months ended March 31, 2025 and a loss of $1.6 million for the three months ended March 31, 2024, which is included in income (loss) from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $75.4 million and $75.5 million at March 31, 2025 and December 31, 2024, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

Note 11.    Related Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

terminate some or all of the services upon ninety (90) days’ advance written notice. As of March 31, 2025, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—Affiliates of the Slifka family own 100% of the ownership interests in the General Partner. The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $77.6 million and $59.5 million for the three months ended March 31, 2025 and 2024, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan.

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 10). Pursuant to this agreement, certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. The Partnership received approximately $0.7 million and $1.0 million from SPR associated with the operations and management agreement for the three months ended March 31, 2025 and 2024, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees, which amounted to $3.6 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively.

Accounts receivable–affiliates consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Receivables from the General Partner (1)	$3,882	$5,156
Receivables from Spring Partners Retail LLC (2)	1,452	1,094
Total	$5,334	$6,250
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	Receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement.

BIG GRP 275 Grove JV LLC—On January 23, 2025, the Partnership, through its wholly owned subsidiary, Global HQ 2 LLC, entered into a Limited Liability Company Agreement, as amended, of BGRP, a Delaware limited liability company formed as a joint venture with unrelated third parties to acquire and operate an office building located in Newton, Massachusetts. Also on January 23, 2025, the Partnership signed a 12-year lease arrangement for space in this property that will serve as the Partnership’s principal executive office at the termination of its existing leased space in Waltham, Massachusetts in 2026. See Note 10.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pursuant to the terms of the purchase agreement the Partnership entered into with affiliates of the Slifka family (the “Initial Sellers”), related parties, in 2015 to acquire the Revere Terminal, the Initial Sellers were entitled to an amount equal to fifty percent of the net proceeds (as defined in the 2015 purchase agreement) (the “Initial Sellers Share”) from the sale of the Revere Terminal. At the time of the 2022 closing, the preliminary calculation of the Initial Sellers Share was approximately $44.3 million, which amount was subject to future revisions.

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s then current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, was expected to occur upon the expiration of such storage contract. The Partnership recorded $0 and approximately $21.5 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

On January 17, 2025, the Partnership preliminarily settled its obligations under the purchase agreement and the storage contract at the Revere Terminal and paid an additional $22.1 million relating to the final calculation of the Initial Sellers Share, as adjusted for shared expenses and potential operating losses or profits. On May 6, 2025, the final calculation of the Initial Sellers share was determined and resulted in an amount due from the Initial Sellers of $0.7 million which will be reimbursed to the Partnership.

Note 12.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At March 31, 2025, there were 33,995,563 common units issued, including 6,647,370 common units held by affiliates of the General Partner, including directors and executive officers, and 90,926 common units held by the General Partner on behalf of the Partnership pursuant to its repurchase program for future LTIP obligations, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There were no changes to common units or the general partner interest during the three months ended March 31, 2025.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Series B Preferred Units

At March 31, 2025, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit outstanding. There were no changes to the Series B Preferred Units during the three months ended March 31, 2025.

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2025 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2025 (1)	12/31/24	$0.7400	$25,157	$198	$4,128	$29,483
(1)	This distribution resulted in the Partnership exceeding its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on April 25, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.7450 per unit ($2.98 per unit on an annualized basis) on all of its outstanding common units for the period from

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 1, 2025 through March 31, 2025. On May 15, 2025, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 9, 2025.

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

The Partnership paid the following cash distributions on the Series B Preferred Units during 2025 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/18/2025	11/15/24 - 2/14/25	$0.59375	$1,781

On April 14, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from February 15, 2025 through May 14, 2025. This distribution will be payable on May 15, 2025 to holders of record as of the opening of business on May 1, 2025.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,721,420	$1,373,592
Distillates and other oils (1)	1,469,016	1,265,756
Total	$3,190,436	$2,639,348
Product margin
Gasoline and gasoline blendstocks	$57,169	$29,761
Distillates and other oils (1)	36,471	19,659
Total	$93,640	$49,420
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,005,355	$1,097,277
Station operations (2)	121,354	130,168
Total	$1,126,709	$1,227,445
Product margin
Gasoline	$125,751	$121,630
Station operations (2)	62,112	66,087
Total	$187,863	$187,717
Commercial Segment:
Sales	$275,052	$278,599
Product margin	$7,145	$6,968
Combined sales and Product margin:
Sales	$4,592,197	$4,145,392
Product margin (3)	$288,648	$244,105
Depreciation allocated to cost of sales	(33,407)	(28,970)
Combined gross profit	$255,241	$215,135
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(3)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 107 million gallons and 99 million gallons of the GDSO segment’s sales for the three months ended March 31, 2025 and 2024, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide the Partnership’s significant segment operating expenses for each reportable segment, as well as a reconciliation of the totals reported for the reportable segments to the applicable line items in the accompanying consolidated financial statements for the periods presented (in thousands):

	Three Months Ended March 31, 2025
	Wholesale	GDSO	Commercial	Consolidated
Sales	$3,190,436	$1,126,709	$275,052	$4,592,197
Cost of products	3,096,796	938,846	267,907	4,303,549
Product margin	93,640	187,863	7,145	288,648
Operating expenses allocated to operating segments:
Wages and benefits (1)	11,878	29,410	—	41,288
Occupancy costs (2)	5,923	26,374	—	32,297
Transactional operating costs (3)	—	20,712	—	20,712
Maintenance (4)	11,648	11,454	—	23,102
Other segment operating expenses	4,186	5,130	—	9,316
Total operating expenses allocated to operating segments	$33,635	$93,080	$—	126,715
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				33,407
Selling, general and administrative expenses				73,717
Amortization expense				1,412
Net gain on sale and disposition of assets				(2,490)
Total operating expenses not allocated to operating expenses				106,046
Operating income				55,887
Income from equity method investments				66
Interest expense				(36,039)
Income tax expense				(1,230)
Net income				$18,684
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2024
	Wholesale	GDSO	Commercial	Consolidated
Sales	$2,639,348	$1,227,445	$278,599	$4,145,392
Cost of products	2,589,928	1,039,728	271,631	3,901,287
Product margin	49,420	187,717	6,968	244,105
Operating expenses allocated to operating segments:
Wages and benefits (1)	10,519	31,353	—	41,872
Occupancy costs (2)	5,569	25,569	—	31,138
Transactional operating costs (3)	—	20,946	—	20,946
Maintenance (4)	6,441	11,577	—	18,018
Other segment operating expenses	3,324	4,852	—	8,176
Total operating expenses allocated to operating segments	$25,853	$94,297	$—	120,150
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				28,970
Selling, general and administrative expenses				69,781
Amortization expense				1,869
Net gain on sale and disposition of assets				(2,501)
Total operating expenses not allocated to operating expenses				98,119
Operating income				25,836
Loss from equity method investments				(1,379)
Interest expense				(29,696)
Income tax expense				(363)
Net income				$(5,602)
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three months ended March 31, 2025 and 2024.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale segment, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2025 and December 31, 2024 (in thousands):

	Wholesale	GDSO	Commercial	Unallocated (1)	Total
March 31, 2025	$1,240,606	$1,845,026	$—	$732,933	$3,818,565
December 31, 2024	$1,333,102	$1,859,417	$—	$595,679	$3,788,198
(1)	Includes the Partnership’s equity method investments (see Note 10).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.    Net Income (Loss) Per Common Limited Partner Unit

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

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2025 and December 31, 2024 excludes 90,926 and 327,307 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income (loss) per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income (loss) and the assumed allocation of net loss to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income (loss)	$18,684	$14,272	$4,412	$—	$(5,602)	$(8,738)	$3,136	$—
Declared distribution	$29,815	$25,327	$201	$4,287	$27,496	$24,137	$185	$3,174
Assumed allocation of undistributed net loss	(11,131)	(11,055)	(76)	—	(33,098)	(32,875)	(223)	—
Assumed allocation of net income (loss)	$18,684	$14,272	$125	$4,287	$(5,602)	$(8,738)	$(38)	$3,174
Less: Preferred limited partner interest in net income		1,781				3,916
Net income (loss) attributable to common limited partners		$12,491				$(12,654)
Denominator:
Basic weighted average common units outstanding		33,887				33,963
Dilutive effect of phantom units		412				—
Diluted weighted average common units outstanding		34,299				33,963
Basic net income (loss) per common limited partner unit		$0.37				$(0.37)
Diluted net income (loss) per common limited partner unit (1)		$0.36				$(0.37)
(1)	Basic common limited partner units were used to calculate diluted earnings per common limited partner unit for the three months ended March 31, 2024, as using the effects of phantom units would have an anti-dilutive effect.

See Note 12, “Partners’ Equity and Cash Distributions” for information on declared cash distributions.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 17.    Subsequent Events

Distribution to Common Unitholders—On April 25, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.7450 per unit ($2.98 per unit on an annualized basis) for the period from January 1, 2025 through March 31, 2025. On May 15, 2025, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 9, 2025.

Distribution to Series B Preferred Unitholders—On April 14, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from February 15, 2025 through May 14, 2025. This distribution will be payable on May 15, 2025 to holders of record as of the opening of business on May 1, 2025.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

We have three joint ventures that we account for as equity method investments. Under this method, our share of income and losses is included in equity method investments, as applicable, in the accompanying consolidated statements of operations of Global Partners LP, and our investment balances in the joint ventures are included in equity method investments in the accompanying consolidated balance sheets of Global Partners LP. See Note 10 of Notes to Consolidated Financial Statements. Except as otherwise specifically indicated, the information and discussion and analysis in this section does not otherwise take into account the financial condition and results of operations of our equity method investments.

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

●Unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of March 31, 2025, we had a portfolio of 1,561 owned, leased and/or supplied gasoline stations, including 296 directly operated convenience stores, primarily in the Northeast, as well as 66 gasoline stations located in Texas that are operated or supplied by our joint venture, Spring Partners Retail LLC (“SPR”). We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $4.5 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three months ended March 31, 2025. In addition, we had other revenues of approximately $0.1 billion for the three months ended March 31, 2025 from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2025 Events

Amendment to the Credit Agreement—On March 20, 2025, we and certain of our subsidiaries entered into the eleventh amendment to the third amended and restated credit agreement which, among other things, (i) extended the maturity date from May 2, 2026 to March 20, 2028, (ii) increased the working capital revolving credit facility from $950.0 million to $1.0 billion, and (iii) decreased the revolving credit facility from $600.0 million to $500.0 million. See “—Liquidity and Capital Resources—Credit Agreement.”

Investment in Real Estate—On January 23, 2025, we, through our wholly owned subsidiary, Global HQ 2 LLC, invested in BIG GRP 275 Grove JV LLC, a joint venture formed with unrelated third parties to acquire and operate an office building located in Newton, Massachusetts. Also on January 23, 2025, we signed a 12-year lease arrangement for space in this property that will serve as our principal executive office at the termination of our existing leased space in Waltham, Massachusetts in 2026. See Note 10 of Notes to Consolidated Financial Statements for additional information

Operating Segments

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

As of March 31, 2025, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	296
Commissioned agents	318
Lessee dealers	172
Contract dealers	775
Total (1)	1,561
(1)	Excludes 66 sites operated or supplied by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

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

●	We may not be able to realize expected returns or other anticipated benefits associated with our joint ventures. We are currently involved in three joint ventures accounted for using the equity method. We may not always be in complete alignment with our unaffiliated joint venture counterparties due to, for example, conflicting strategic objectives, change in control, change in market conditions or applicable laws, or other events. We may disagree on governance matters with respect to the respective joint venture or the jointly-owned assets and may be outvoted by our respective joint venture counterparty. Our joint venture arrangements may also require us to expend additional resources that could otherwise be directed to other areas of our business. As a result of such challenges, the anticipated benefits associated with our joint ventures may not be achieved and could negatively impact our results of operations.

●	The condition of credit markets may adversely affect our liquidity. In the past, world financial markets experienced a severe reduction in the availability of credit. Possible negative impacts in the future could include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties could require us to provide collateral. In addition, we could experience a tightening of trade credit from our suppliers.

●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the petroleum products we purchase and sell. Disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon and could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, trucks and barges, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our business operations. These events could result in service disruptions and increased costs which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.

●	We have contractual obligations for certain transportation assets such as barges and railcars. A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets. Certain costs associated with our contractual obligations for certain transportation assets, such as barges and railcars, are fixed and do not vary with volumes transported. Should we experience a reduction in our logistics activities, costs associated with our contractual obligations for related transportation assets may not decrease ratably or at all. As a result, our financial condition, results of operations and cash available for distribution to our unitholders may be negatively impacted.

●	Our gasoline financial results in our GDSO segment can be lower in the first and fourth quarters of the calendar year due to seasonal fluctuations in demand. Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter months. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.

●	Our heating oil and residual oil financial results can be lower in the second and third quarters of the calendar year. Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months.

●	Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales.

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

●	Tariffs could significantly impact our operations and costs, adversely affecting our business. Our operations involve the international purchase and resale of petroleum products and renewable fuels, and can be affected by import duties applicable to these products’ movement across borders. In addition, the products we sell in our convenience stores and the equipment and materials we utilize in our operations may also be similarly affected by import duties. Tariffs and other import duties on energy products that we trade internationally, the products we sell in our convenience stores or the equipment and materials we utilize in our operations could materially impact us. Our business may be adversely affected by increased costs resulting from such duties. We are exploring opportunities to mitigate the impacts of potential duty increases on our operations, but the timing and scope of import duty changes and the associated cost burdens cannot be definitively determined, or controlled for, in advance.

●	Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our heating oil and residual oil. Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last several decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations further promoting the use of cleaner fuels or changing consumer preferences. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas, electric heat pumps or other alternative fuels. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas, electric heat pumps or other alternative fuels. As described above, such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol and renewable fuels, which could negatively impact our sales. The EPA has implemented a Renewable Fuel Standard (“RFS”) pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program seeks to promote the incorporation of renewable fuels in the nation’s fuel supply and, to that end, sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$18,684	$(5,602)
EBITDA (1)	$91,858	$56,943
Adjusted EBITDA (1)	$91,139	$56,008
Distributable cash flow (2)(3)	$45,689	$15,785
Adjusted distributable cash flow (2)	$46,420	$16,021
Wholesale Segment:
Volume (gallons)	1,438,619	1,071,872
Sales
Gasoline and gasoline blendstocks	$1,721,420	$1,373,592
Distillates and other oils (4)	1,469,016	1,265,756
Total	$3,190,436	$2,639,348
Product margin
Gasoline and gasoline blendstocks	$57,169	$29,761
Distillates and other oils (4)	36,471	19,659
Total	$93,640	$49,420
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	357,586	364,280
Sales
Gasoline	$1,005,355	$1,097,277
Station operations (5)	121,354	130,168
Total	$1,126,709	$1,227,445
Product margin
Gasoline	$125,751	$121,630
Station operations (5)	62,112	66,087
Total	$187,863	$187,717
Commercial Segment:
Volume (gallons)	124,807	120,684
Sales	$275,052	$278,599
Product margin	$7,145	$6,968
Combined sales and product margin:
Sales	$4,592,197	$4,145,392
Product margin (6)	$288,648	$244,105
Depreciation allocated to cost of sales	(33,407)	(28,970)
Combined gross profit	$255,241	$215,135

GDSO portfolio as of March 31, 2025 and 2024:	2025	2024
Company operated	296	333
Commissioned agents	318	302
Lessee dealers	172	181
Contract dealers	775	785
Total GDSO portfolio (7)	1,561	1,601

	Three Months Ended
	March 31,
	2025	2024
Weather conditions:
Normal heating degree days	2,870	2,901
Actual heating degree days	2,762	2,542
Variance from normal heating degree days	(4)%	(12)%
Variance from prior period actual heating degree days	9%	5%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow includes a net gain on sale and disposition of assets of $2.5 million for each of the three months ended March 31, 2025 and 2024. Distributable cash flow also includes income (loss) from equity method investments of $0.1 million and ($1.4 million) for the three months ended March 31, 2025 and 2024, respectively (see Note 10 of Notes to Consolidated Financial Statements).
(4)	Distillates and other oils (primarily residual oil and crude oil).
(5)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(6)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(7)	Excludes 66 sites and 64 sites at March 31, 2025 and 2024, respectively, operated or supplied by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Reconciliation of net income (loss) to EBITDA and adjusted EBITDA:
Net income (loss)	$18,684	$(5,602)
Depreciation and amortization	35,905	32,486
Interest expense	36,039	29,696
Income tax expense	1,230	363
EBITDA	91,858	56,943
Net gain on sale and disposition of assets	(2,490)	(2,501)
(Income) loss from equity method investments (1)	(66)	1,379
EBITDA related to equity method investment (2)	1,837	187
Adjusted EBITDA	$91,139	$56,008

Reconciliation of net cash used in operating activities to EBITDA and adjusted EBITDA:
Net cash used in operating activities	$(51,590)	$(182,702)
Net changes in operating assets and liabilities and certain non-cash items	106,179	209,586
Interest expense	36,039	29,696
Income tax expense	1,230	363
EBITDA	91,858	56,943
Net gain on sale and disposition of assets	(2,490)	(2,501)
(Income) loss from equity method investments (1)	(66)	1,379
EBITDA related to equity method investment (2)	1,837	187
Adjusted EBITDA	$91,139	$56,008
(1)	Represents our proportionate share of income (loss) related to our interests in our equity method investments (see Note 10 of Notes to Consolidated Financial Statements).
(2)	Represents our proportionate share of EBITDA related to our 49.99% interest in our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Reconciliation of net income (loss) to distributable cash flow and adjusted distributable cash flow:
Net income (loss)	$18,684	$(5,602)
Depreciation and amortization	35,905	32,486
Amortization of deferred financing fees	1,873	1,831
Amortization of routine bank refinancing fees	(1,193)	(1,193)
Maintenance capital expenditures	(9,580)	(11,737)
Distributable cash flow (1)(2)	45,689	15,785
(Income) loss from equity method investments (3)	(66)	1,379
Distributable cash flow from equity method investment (4)	797	(1,143)
Adjusted distributable cash flow (1)	46,420	16,021
Distributions to preferred unitholders (5)	(1,781)	(3,916)
Adjusted distributable cash flow after distributions to preferred unitholders	$44,639	$12,105

Reconciliation of net cash used in operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash used in operating activities	$(51,590)	$(182,702)
Net changes in operating assets and liabilities and certain non-cash items	106,179	209,586
Amortization of deferred financing fees	1,873	1,831
Amortization of routine bank refinancing fees	(1,193)	(1,193)
Maintenance capital expenditures	(9,580)	(11,737)
Distributable cash flow (1)(2)	45,689	15,785
(Income) loss from equity method investments (3)	(66)	1,379
Distributable cash flow from equity method investment (4)	797	(1,143)
Adjusted distributable cash flow (1)	46,420	16,021
Distributions to preferred unitholders (5)	(1,781)	(3,916)
Adjusted distributable cash flow after distributions to preferred unitholders	$44,639	$12,105
(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow includes a net gain on sale and disposition of assets of $2.5 million for each of the three months ended March 31, 2025 and 2024. Distributable cash flow also includes income (loss) from equity method investments of $0.1 million and ($1.4 million) for the three months ended March 31, 2025 and 2024, respectively (see Note 10 of Notes to Consolidated Financial Statements).
(3)	Represents our proportionate share of income (loss) related to our interests in our equity method investments (see Note 10 of Notes to Consolidated Financial Statements).
(4)	Represents our proportionate share of distributable cash flow related to our 49.99% interest in our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).
(5)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. On April 15, 2024, all of the Series A Preferred Units were redeemed and are no longer outstanding (see Note 12 of Notes to Consolidated Financial Statements).

Results of Operations

Consolidated Sales

Our total sales were $4.6 billion and $4.1 billion for the three months ended March 31, 2025 and 2024, respectively, increasing $446.8 million, or 11%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our aggregate volume of product sold was 1.9 billion gallons and 1.6 billion gallons for the three months ended March 31, 2025 and 2024, respectively, increasing 364 million gallons from the prior-year period

(consisting of increases of 367 million gallons and 4 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 7 million gallons in our GDSO segment). The increases in our Wholesale segment sales and volume sold include the addition of four refined-product terminals we acquired from Gulf Oil Limited Partnership (“Gulf Oil”) in April 2024 and one liquid energy terminal in East Providence, Rhode Island from ExxonMobil Oil Corporation in November 2024 (collectively, the “Acquired Terminals”).

Gross Profit

Our gross profit was $255.2 million and $215.1 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $40.1 million, or 19%. Our Wholesale segment product margins increased primarily due to more favorable market conditions in gasoline and distillates and to the addition of the Acquired Terminals. In our GDSO segment, our gasoline distribution product margin increased primarily due to higher fuel margins (cents per gallon), while our station operations product margin decreased due in part to the sales and conversions of certain company-operated sites and a decrease in sundries. In our Commercial segment, our product margin increased in part due to more favorable market conditions. The increase in gross profit was partially offset by a $4.4 million increase in depreciation allocated to cost of sales.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $1.7 billion and $1.4 billion for the three months ended March 31, 2025 and 2024, respectively, increasing $347.8 million, or 25%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our gasoline and gasoline blendstocks product margin was $57.1 million and $29.7 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $27.4 million, or 92%, primarily due to more favorable market conditions, largely in gasoline but also in gasoline blendstocks. Our product margin also benefited from the addition of the Acquired Terminals.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil) were $1.5 billion and $1.3 billion for the three months ended March 31, 2025 and 2024, respectively, increasing $203.3 million, or 16%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our product margin from distillates and other oils was $36.5 million and $19.7 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $16.8 million, or 85%, primarily due to more favorable market conditions in distillates and, to a lesser extent, improved margins in residual oil.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.0 billion and $1.1 billion for the three months ended March 31, 2025 and 2024, respectively, decreasing $91.9 million, or 8%, primarily due to decreases in prices and in volume sold. Our product margin from gasoline distribution was $125.8 million and $121.6 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $4.2 million, or 3%, primarily due to higher fuel margins (cents per gallon).

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $121.4 million and $130.2 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $8.8 million, or 7%. Our product margin from station operations was $62.1 million and $66.1 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $4.0 million, or 6%. The decreases in sales and product margin are due in part to the sales and conversions of certain company-operated sites and to a decrease in sundries.

Results for Commercial Segment

Our commercial sales were $275.1 million and $278.6 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $3.5 million or 1%, primarily due to a decrease in prices, partially offset by an increase in volume sold. Our commercial product margin was $7.1 million and $7.0 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $0.1 million, or 2%, in part due to more favorable market conditions.

Selling, General and Administrative Expenses

SG&A expenses were $73.7 million and $69.8 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $3.9 million, or 6%, including increases of $3.0 million in long-term accrued discretionary incentive compensation, $2.9 million in wages and benefits and $3.4 million in various other SG&A expenses. The increase in SG&A expenses was offset by decreases of $2.8 million in acquisition costs and $2.6 million in expenses associated with the sale of the Revere Terminal (see Note 11 of Notes to Consolidated Financial Statements).

Operating Expenses

Operating expenses were $126.7 million and $120.1 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $6.6 million, or 5%, including an increase of $7.8 million in operating expenses associated with our terminals operations, primarily in maintenance and repairs, as well as the addition of the Acquired Terminals. The increase in operating expenses was offset by a decrease of $1.2 million in operating expenses related to our GDSO operations.

Amortization Expense

Amortization expense related to intangible assets was $1.4 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $2.5 million for each of the three months ended March 31, 2025 and 2024, primarily due to the sale of GDSO sites.

Income (Loss) from Equity Method Investments

Income (loss) from equity method investments was $0.1 million and ($1.4 million) and for the three months ended March 31, 2025 and 2024, respectively, representing our proportional share of income (loss) from our equity method investments in our joint ventures. See Note 10 of Notes to Consolidated Financial Statements for information on our equity method investments.

Interest Expense

Interest expense was $36.0 million and $29.7 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $6.3 million, or 21%, primarily due to higher average balances on our credit facilities.

Income Tax Expense

Income tax expense was $1.2 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, which predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $176.5 million and $207.2 million at March 31, 2025 and December 31, 2024, respectively, a decrease of $30.7 million. Changes in current assets and current liabilities decreasing our working capital primarily include, in part, an increase of $125.2 million in the current portion of our working capital revolving credit facility, an increase of $10.4 million in accounts payable and a decrease of $76.6 million in inventories due to carrying lower levels of inventory during the period. The decrease in working capital was offset by an increase of $104.9 million in accounts receivable and a decrease of $77.7 million in accounts payable due in part to timing of sales and payments.

Cash Distributions

Common Units

During 2025, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2025	$29.5 million	Fourth quarter 2024

In addition, on April 25, 2025, the board of directors of our general partner declared a quarterly cash distribution of $0.7450 per unit ($2.98 per unit on an annualized basis) on our common units for the period from January 1, 2025 through March 31, 2025 to our common unitholders of record as of the close of business on May 9, 2025. We expect to pay the total cash distribution of approximately $29.8 million on May 15, 2025.

Preferred Units

During 2025, we paid the following cash distributions to holders of the Series B Preferred Units:

Cash Distribution	Series B Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Quarterly Period Covering
February 18, 2025	$1.8 million	9.50%	11/15/24 - 2/14/25

In addition, on April 14, 2025, the board of directors of our general partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from February 15, 2025 through May 14, 2025 to our Series B preferred unitholders of record as of the opening of business on May 1, 2025. We expect to pay the total cash distribution of approximately $1.8 million on May 15, 2025.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at March 31, 2025 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2025	Beyond 2025	Total
Credit facility obligations (1)	$217,030	$364,096	$581,126
Senior notes obligations (2)	44,594	1,581,533	1,626,127
Operating lease obligations (3)	64,345	314,625	378,970
Other long-term liabilities (4)	9,590	82,355	91,945
Financing obligations (5)	12,317	68,085	80,402
Total	$347,876	$2,410,694	$2,758,570
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2025 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of March 20, 2028 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our 7.00% senior notes due 2027, 6.875% senior notes due 2029 and 8.25% senior notes due 2032. No principal payments are required prior to maturity. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on these senior notes.
(3)	Includes operating lease obligations related to leases for office space and equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our brand fee agreement, amounts related to our access right agreements and our deferred compensation obligation.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $9.6 million and $11.7 million in maintenance capital expenditures for the three months ended March 31, 2025 and 2024, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $7.9 million and $9.5 million for the three months ended March 31, 2025 and 2024, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $8.3 million and $4.9 million in expansion capital expenditures, excluding acquired property and equipment, for the three months ended March 31, 2025 and 2024, respectively, primarily related to investments in our gasoline station and terminal businesses.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(51,590)	$(182,702)
Net cash used in investing activities	$(28,491)	$(1,507)
Net cash provided by financing activities	$79,351	$237,389

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash used in operating activities was $51.6 million and $182.7 million for the three months ended March 31, 2025 and 2024, respectively, for a period-over-period decrease in cash flow from operating activities of $131.1 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
(Increase) in accounts receivable	$(105,416)	$(9,998)
Decrease (increase) in inventories	$76,317	$(7,257)
Increase (decrease) in accounts payable	$10,430	$(173,265)

For the three months ended March 31, 2025, the increases in accounts receivable and accounts payable are due in part to timing of sales and payments. The decrease in inventories is due in part to carrying lower levels of inventory during the period.

For the three months ended March 31, 2024, the increase in accounts receivable is in part due to an increase in prices and to timing of sales. The increase in inventories is also due to an increase in prices during the period. The decrease in accounts payable is in part due to timing of payments, partially offset by an increase in prices.

Investing Activities

Net cash used in investing activities was $28.5 million for the three months ended March 31, 2025 and included $17.9 million in capital expenditures, $16.7 million in expenditures associated with our equity method investments (see Note 10 of Notes to Consolidated Financial Statements) and $0.2 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations, offset by loan repayments. Net cash used in investing activities for the three months ended March 31, 2025 was offset by $3.6 million in proceeds from the sale of property and equipment and $2.7 million in dividends received of equity method investments.

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

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the three months ended March 31, 2025 and 2024.

Financing Activities

Net cash provided by financing activities was $79.4 million for the three months ended March 31, 2025 and included $125.2 million in net borrowings from our working capital revolving credit facility. Net cash provided by financing activities was offset by $31.1 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $10.8 million in LTIP units withheld for tax obligations, $3.4 million paid pursuant to distribution equivalent rights previously granted under our LTIP and $0.5 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations.

Net cash provided by financing activities was $237.4 million for the three months ended March 31, 2024 and included $441.3 million in proceeds in connection with the issuance of our senior notes due 2032 and $209.2 million in net borrowings from our working capital revolving credit facility. Net cash provided by financing activities for the three months ended March 31, 2024 was offset by $380.0 million in net payments on our revolving credit facility, $30.7 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $1.8 million in LTIP units withheld for tax obligations and $0.6 million paid pursuant to distribution equivalent rights previously granted under our LTIP.

See Note 6 of Notes to Consolidated Financial Statements for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.50 billion senior secured credit facility. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement expires on March 20, 2028.

On March 20, 2025, we and certain of our subsidiaries entered into the eleventh amendment to the third amended and restated credit agreement (the “Eleventh Amendment”) which, among other things, (i) extended the maturity date from May 2, 2026 to March 20, 2028, (ii) increased the working capital revolving credit facility from $950.0 million to $1.0 billion and (iii) decreased the revolving credit facility from $600.0 million to $500.0 million. All other material terms of the credit agreement remain substantially the same as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of March 31, 2025, there were two facilities under the credit agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $1.0 billion; and

●	a $500.0 million revolving credit facility to be used for general corporate purposes.

The credit agreement has an accordion feature whereby we may request on the same terms and conditions then applicable to the credit agreement, provided no Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.80 billion. Any such request for an increase must be in a minimum amount of $25.0 million. We cannot provide assurance, however, that our lending group and/or other lenders outside our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.50 billion.

In addition, the credit agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $100.0 million and (b) the Aggregate WC Commitments (as defined in the credit agreement). Swing line loans will bear interest at the Base Rate (as defined in the credit agreement). The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.50 billion.

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

The average interest rates for the credit agreement were 6.6% and 7.4% for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, we had $354.7 million outstanding on the working capital revolving credit facility and $167.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $64.0 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $0.91 billion and $1.05 billion at March 31, 2025 and December 31, 2024, respectively.

The credit agreement also includes certain baskets, including: (i) a $35.0 million general secured indebtedness basket, (ii) a $30.0 million general investment basket, (iii) a $100.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the credit agreement), (iv) a Sale/Leaseback Transaction (as defined in the credit agreement) basket of $150.0 million, and (v) a basket of $150.0 million in an aggregate amount for the purchase of our common units, provided that, among other things, no Default exists or would occur immediately following such purchase(s).

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at March 31, 2025.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the credit agreement.

Senior Notes

We had 7.00% senior notes due 2027, 6.875% senior notes due 2029 and 8.250% senior notes due 2032 outstanding at March 31, 2025 and December 31, 2024. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on these senior notes.

Financing Obligations

We had financing obligations outstanding at March 31, 2025 and December 31, 2024 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our policies that had a significant impact on our financial condition and results of operations for the periods covered in this report.

During the three months ended March 31, 2025, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, we had total borrowings outstanding under our credit agreement of $521.7 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.2 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At March 31, 2025, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31,	Effect of 10%	Effect of 10%
	2025	Price Increase	Price Decrease
Exchange traded derivative contracts	$(19,500)	$(43,548)	$43,548
Forward derivative contracts	8,378	(3,552)	3,552
Total	$(11,122)	$(47,100)	$47,100

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2025. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $18.4 million at March 31, 2025.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is included in Note 15 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs (1)	Programs (1)
January 1 —January 31, 2025	—	—	—	—
February 1—February 28, 2025	—	—	—	—
March 1 —March 31, 2025	10,000	53.21	—	1,060,021
(1)	In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Since the repurchase program was implemented and through March 31, 2025, our general partner repurchased 1,540,566 common units pursuant to this repurchase program. As of May 8, 2025, our general partner is authorized to acquire up to 1,060,021 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 5.Other Information

During the three months ended March 31, 2025, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1˄		Employment Agreement by and between Global GP LLC and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 18, 2025).

10.2˄		Employment Agreement by and between Global GP LLC and Gregory B. Hanson (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 18, 2025).

10.3˄		Employment Agreement by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 18, 2025).

10.4˄		Employment Agreement by and between Global GP LLC and Sean T. Geary (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 18, 2025).

10.5˄		Employment Agreement by and between Global GP LLC and Matthew Spencer (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 18, 2025).

10.6#

Eleventh Amendment to Third Amended and Restated Credit Agreement and Second Amendment to Third Amended and Restated Security Agreement, dated March 20, 2025 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2025).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 8, 2025		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2025		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)