Form 10-Q
period 2025-06-30
GLOBAL PARTNERS LP
filed 2025-08-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The issuer had 33,995,563 common units outstanding as of August 5, 2025.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$16,097	$8,208
Accounts receivable, net	563,964	472,591
Accounts receivable-affiliates	7,132	6,250
Inventories	495,601	594,072
Brokerage margin deposits	23,879	20,135
Derivative assets	18,182	13,710
Prepaid expenses and other current assets	90,308	92,414
Total current assets	1,215,163	1,207,380
Property and equipment, net	1,668,367	1,706,605
Right of use assets, net	310,900	302,199
Intangible assets, net	15,895	18,683
Goodwill	421,913	421,913
Equity method investments	110,720	92,709
Other assets	41,380	38,709
Total assets	$3,784,338	$3,788,198
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$590,352	$509,975
Working capital revolving credit facility-current portion	98,500	129,500
Lease liability-current portion	53,964	56,780
Environmental liabilities-current portion	7,704	7,704
Trustee taxes payable	83,416	66,753
Accrued expenses and other current liabilities	179,397	223,304
Derivative liabilities	13,931	6,105
Total current liabilities	1,027,264	1,000,121
Working capital revolving credit facility-less current portion	100,000	100,000
Revolving credit facility	88,200	167,000
Senior notes	1,270,916	1,186,723
Lease liability-less current portion	262,358	251,745
Environmental liabilities-less current portion	89,414	91,367
Financing obligations	132,194	134,475
Deferred tax liabilities	60,393	63,548
Other long-term liabilities	67,294	76,606
Total liabilities	3,098,033	3,071,585
Partners’ equity
Series B preferred limited partners (3,000,000 units issued and outstanding at June 30, 2025 and December 31, 2024)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,901,015 outstanding at June 30, 2025 and 33,995,563 units issued and 33,668,256 outstanding at December 31, 2024)	610,697	641,218
General partner interest (0.67% interest with 230,303 equivalent units outstanding at June 30, 2025 and December 31, 2024)	3,303	3,090
Total partners’ equity	686,305	716,613
Total liabilities and partners’ equity	$3,784,338	$3,788,198

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales	$4,626,925	$4,409,698	$9,219,122	$8,555,090
Cost of sales	4,354,563	4,121,814	8,691,519	8,052,071
Gross profit	272,362	287,884	527,603	503,019
Costs and operating expenses:
Selling, general and administrative expenses	74,775	72,370	148,492	142,151
Operating expenses	135,663	129,959	262,378	250,109
Amortization expense	1,376	1,989	2,788	3,858
Net loss (gain) on sale and disposition of assets	271	(303)	(2,219)	(2,804)
Long-lived asset impairment	211	—	211	—
Total costs and operating expenses	212,296	204,015	411,650	393,314
Operating income	60,066	83,869	115,953	109,705
Other income (loss) and (expense):
Income (loss) from equity method investments	2,350	(346)	2,416	(1,725)
Interest expense	(34,523)	(35,531)	(70,562)	(65,227)
Loss on early extinguishment of debt	(2,795)	—	(2,795)	—
Income before income tax benefit (expense)	25,098	47,992	45,012	42,753
Income tax benefit (expense)	112	(1,843)	(1,118)	(2,206)
Net income	25,210	46,149	43,894	40,547
Less: General partner’s interest in net income, including incentive distribution rights	4,615	3,802	9,027	6,938
Less: Preferred limited partner interest in net income	1,781	2,097	3,562	6,013
Less: Redemption of Series A preferred limited partner units	—	2,634	—	2,634
Net income attributable to common limited partners	$18,814	$37,616	$31,305	$24,962
Basic net income per common limited partner unit	$0.55	$1.11	$0.92	$0.74
Diluted net income per common limited partner unit	$0.55	$1.10	$0.92	$0.73
Basic weighted average common limited partner units outstanding	33,918	33,910	33,902	33,936
Diluted weighted average common limited partner units outstanding	34,095	34,278	34,204	34,273

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$25,210	$46,149	$43,894	$40,547
Other comprehensive loss:
Change in pension liability	—	(330)	—	(914)
Total other comprehensive loss	—	(330)	—	(914)
Comprehensive income	$25,210	$45,819	$43,894	$39,633

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$43,894	$40,547
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	72,029	67,752
Amortization of deferred financing fees	3,658	3,704
Bad debt expense	794	(72)
Unit-based compensation expense	6,779	6,711
Write-off of financing fees	—	1,440
Net gain on sale and disposition of assets	(2,219)	(2,804)
Long-lived asset impairment	211	—
(Income) loss from equity method investments	(2,416)	1,725
Dividends received on equity method investments	—	204
Loss on early extinguishment of debt	2,795	—
Changes in operating assets and liabilities:
Accounts receivable	(92,167)	(50,370)
Accounts receivable-affiliate	(882)	(2,079)
Inventories	98,148	(170,931)
Broker margin deposits	(3,744)	(8,474)
Prepaid expenses, all other current assets and other assets	(3,167)	10,606
Accounts payable	80,377	(90,878)
Trustee taxes payable	16,663	10,229
Change in derivatives	3,354	14,588
Accrued expenses, all other current liabilities and other long-term liabilities	(59,377)	9,746
Net cash provided by (used in) operating activities	164,730	(158,356)
Cash flows from investing activities
Acquisition of terminals	—	(215,000)
Equity method investments	(20,271)	(10,063)
Capital expenditures	(32,953)	(32,223)
Seller note issuances, net	142	(7,938)
Dividends received of equity method investments	4,676	14,707
Proceeds from sale of property and equipment, net	3,971	18,343
Net cash used in investing activities	(44,435)	(232,174)
Cash flows from financing activities
Net (payments on) borrowings from working capital revolving credit facility	(31,000)	264,400
Net payments on revolving credit facility	(78,800)	(180,000)
Proceeds from senior notes, net	441,377	441,301
Repayment of senior notes	(360,316)	—
Redemption of Series A preferred units	—	(69,000)
Repurchase of common units	(3,557)	(7,902)
LTIP units withheld for tax obligations	(13,439)	(1,818)
Distribution equivalent rights	(4,017)	(566)
Distributions to limited partners and general partner	(62,654)	(61,413)
Net cash (used in) provided by financing activities	(112,406)	385,002
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	7,889	(5,528)
Cash and cash equivalents at beginning of period	8,208	19,642
Cash and cash equivalents at end of period	$16,097	$14,114
Supplemental information
Cash paid during the period for interest	$70,474	$33,350

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series B
	Preferred	Common	General	Total
	Limited	Limited	Partner	Partners’
Three and six months ended June 30, 2025	Partners	Partners	Interest	Equity
Balance at December 31, 2024	$72,305	$641,218	$3,090	$716,613
Net income	1,781	12,491	4,412	18,684
Distributions to limited partners and general partner	(1,781)	(25,157)	(4,326)	(31,264)
Unit-based compensation	—	3,455	—	3,455
Repurchase of common units	—	(532)	—	(532)
LTIP units withheld for tax obligations	—	(10,810)	—	(10,810)
Distribution equivalent rights	—	(829)	—	(829)
Dividends on repurchased units	—	179	—	179
Balance at March 31, 2025	$72,305	$620,015	$3,176	$695,496
Net income	1,781	18,814	4,615	25,210
Distributions to limited partners and general partner	(1,781)	(25,327)	(4,488)	(31,596)
Unit-based compensation	—	3,324	—	3,324
Repurchase of common units	—	(3,025)	—	(3,025)
LTIP units withheld for tax obligations	—	(2,629)	—	(2,629)
Distribution equivalent rights	—	(502)	—	(502)
Dividends on repurchased units	—	27	—	27
Balance at June 30, 2025	$72,305	$610,697	$3,303	$686,305

	Series B
	Preferred	Common	General	Total
	Limited	Limited	Partner	Partners’
Three and six months ended June 30, 2024	Partners	Partners	Interest	Equity
Balance at December 31, 2023	$72,305	$658,670	$1,828	$800,660
Net income (loss)	1,781	(12,654)	3,136	(5,602)
Distributions to limited partners and general partner	(1,781)	(23,797)	(3,037)	(30,750)
Unit-based compensation	—	2,596	—	2,596
Other comprehensive loss	—	—	—	(584)
LTIP units withheld for tax obligations	—	(1,818)	—	(1,818)
Distribution equivalent rights	—	(519)	—	(519)
Dividends on repurchased units	—	21	—	21
Balance at March 31, 2024	$72,305	$622,499	$1,927	$764,004
Redemption of preferred units	—	(2,634)	—	(69,000)
Net income	1,781	40,250	3,802	46,149
Distributions to limited partners and general partner	(1,781)	(24,137)	(3,359)	(30,703)
Unit-based compensation	—	4,115	—	4,115
Other comprehensive loss	—	—	—	(330)
Repurchase of common units	—	(7,902)	—	(7,902)
Distribution equivalent rights	—	(777)	—	(777)
Dividends on repurchased units	—	19	—	19
Balance at June 30, 2024	$72,305	$631,433	$2,370	$705,575

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. The Partnership is one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of June 30, 2025, the Partnership had a portfolio of 1,553 owned, leased and/or supplied gasoline stations, including 295 directly operated convenience stores, primarily in the Northeast, as well as 66 gasoline stations located in Texas that are operated or supplied by the Partnership’s joint venture, Spring Partners Retail LLC (“SPR”). The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

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

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of June 30, 2025, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 6,284,877 common units, and the General Partner held 94,548 common units on behalf of the Partnership pursuant to its repurchase program for future Long-Term Incentive Plan (“LTIP”) obligations, representing in the aggregate a 18.8% limited partner interest.

2025 Events

2033 Notes Offering and 2027 Notes Tender Offer and Redemption—On June 23, 2025, the Partnership and GLP Finance Corp. (the “Issuers”) issued $450.0 million aggregate principal amount of 7.125% senior notes due 2033 (the “2033 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Partnership used the net proceeds from the offering to fund the purchase of a portion of its 7.00% senior notes due 2027 (the “2027 Notes”) in a cash tender offer and to repay a portion of the borrowings outstanding under its credit agreement.

On June 23, 2025, the Issuers delivered a Notice of Full Redemption to Regions Bank, as trustee, for all of the outstanding 2027 Notes not purchased in the tender offer. The redemption of the remaining 2027 Notes occurred on August 1, 2025. See Note 6, “Debt and Financing Obligations—Senior Notes” for additional information on the 2033 Notes.

Amendment to the Credit Agreement—On March 20, 2025, the Partnership and certain of its subsidiaries entered into the eleventh amendment to the third amended and restated credit agreement which, among other things, (i) extended the maturity date from May 2, 2026 to March 20, 2028, (ii) increased the working capital revolving credit facility from

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2025. The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 are the same used in preparing the accompanying consolidated financial statements, including the following:

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Information Related to Lessee Lease Arrangements

The following table presents supplemental information related to leases for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$40,594	$41,773
Right-of-use assets obtained in exchange for new lease liabilities	$37,413	$49,782

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	70%	70%	65%	65%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	27%	27%	32%	32%
Convenience store and prepared food sales, rental income and sundries	3%	3%	3%	3%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Wholesale segment	30%	29%	31%	25%
Gasoline Distribution and Station Operations segment	68%	69%	67%	73%
Commercial segment	2%	2%	2%	2%
Total	100%	100%	100%	100%

See Note 13, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and six months ended June 30, 2025 and 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.     Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended June 30, 2025
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$676,614	$1,077,203	$210,796	$1,964,613
Station operations	—	120,228	—	120,228
Total revenue from contracts with customers	676,614	1,197,431	210,796	2,084,841
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	2,454,816	—	65,055	2,519,871
Revenue from leases	1,070	21,143	—	22,213
Total other sales	2,455,886	21,143	65,055	2,542,084
Total sales	$3,132,500	$1,218,574	$275,851	$4,626,925

	Three Months Ended June 30, 2024
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$643,808	$1,316,548	$193,105	$2,153,461
Station operations	—	128,456	—	128,456
Total revenue from contracts with customers	643,808	1,445,004	193,105	2,281,917
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	2,018,044	—	87,832	2,105,876
Revenue from leases	836	21,069	—	21,905
Total other sales	2,018,880	21,069	87,832	2,127,781
Total sales	$2,662,688	$1,466,073	$280,937	$4,409,698

	Six Months Ended June 30, 2025
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$1,542,803	$2,082,558	$413,307	$4,038,668
Station operations	—	220,582	—	220,582
Total revenue from contracts with customers	1,542,803	2,303,140	413,307	4,259,250
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	4,778,131	—	137,596	4,915,727
Revenue from leases	2,002	42,143	—	44,145
Total other sales	4,780,133	42,143	137,596	4,959,872
Total sales	$6,322,936	$2,345,283	$550,903	$9,219,122

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2024
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$1,457,227	$2,413,825	$375,226	$4,246,278
Station operations	—	238,288	—	238,288
Total revenue from contracts with customers	1,457,227	2,652,113	375,226	4,484,566
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	3,843,229	—	184,310	4,027,539
Revenue from leases	1,580	41,405	—	42,985
Total other sales	3,844,809	41,405	184,310	4,070,524
Total sales	$5,302,036	$2,693,518	$559,536	$8,555,090

Contract Balances

A receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets, is recognized in the period the Partnership provides services when its right to consideration is unconditional. In contrast, a contract asset will be recognized when the Partnership has fulfilled a contract obligation but must perform other obligations before being entitled to payment. The Partnership had no significant contract assets at both June 30, 2025 and December 31, 2024.

The nature of the receivables related to revenue from contracts with customers and other revenue, as well as contract assets, are the same, given they are related to the same customers and have the same risk profile and securitization. Payment terms on invoiced amounts are typically 2 to 30 days.

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both June 30, 2025 and December 31, 2024.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Distillates: home heating oil, diesel and kerosene	$124,484	$234,486
Gasoline	209,298	222,092
Gasoline blendstocks	77,729	50,870
Residual oil	52,820	55,908
Renewable identification numbers (RINs)	2,435	3,313
Convenience store inventory	28,835	27,403
Total	$495,601	$594,072

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $2.8 million and $1.6 million at June 30, 2025 and December 31, 2024, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $31.7 million and $13.1 million at June 30, 2025 and December 31, 2024, respectively. Exchange transactions are valued using current carrying costs.

Note 4.    Goodwill

Goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment, was $421.9 million at both June 30, 2025 and December 31, 2024. There were no changes to goodwill during the six months ended June 30, 2025.

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Buildings and improvements	$1,977,197	$1,948,849
Land	680,526	678,687
Fixtures and equipment	61,286	56,700
Idle plant assets	30,500	30,500
Construction in process	60,277	71,436
Capitalized internal use software	36,933	33,846
Total property and equipment	2,846,719	2,820,018
Less accumulated depreciation	1,178,352	1,113,413
Total	$1,668,367	$1,706,605

Property and equipment includes retail gasoline station assets held for sale of $5.3 million and $5.2 million at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, the Partnership had a $37.7 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both June 30, 2025 and December 31, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Evaluation of Long-Lived Asset Impairment

The Partnership recognized impairment charges relating to construction in process assets allocated to the GDSO segment in the amount of $0.2 million for each of the three and six months ended June 30, 2025, which are included in long-lived asset impairment in the accompanying consolidated statements of operations. No impairment charges were recognized for the three and six months ended June 30, 2024.

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

As of June 30, 2025, there were two facilities under the Credit Agreement:

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The average interest rates for the Credit Agreement were 6.7% and 7.6% for the three months ended June 30, 2025 and 2024, respectively, and 6.6% and 7.5% for the six months ended June 30, 2025 and 2024, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at June 30, 2025, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $100.0 million over the next twelve months.

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	June 30,	December 31,
	2025	2024
Total available commitments	$1,500,000	$1,550,000

Working capital revolving credit facility-current portion	98,500	129,500
Working capital revolving credit facility-less current portion	100,000	100,000
Revolving credit facility	88,200	167,000
Total borrowings outstanding	286,700	396,500

Less outstanding letters of credit	83,200	100,200

Total remaining availability for borrowings and letters of credit (1)	$1,130,100	$1,053,300
(1)	Subject to borrowing base limitations.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at June 30, 2025.

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the Credit Agreement.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Borrowings from working capital revolving credit facility	$1,280,300	$1,278,400
Payments on working capital revolving credit facility	(1,311,300)	(1,014,000)
Net (payments on) borrowings from working capital revolving credit facility	$(31,000)	$264,400
Borrowings from revolving credit facility	$—	$218,800
Payments on revolving credit facility	(78,800)	(398,800)
Net payments on revolving credit facility	$(78,800)	$(180,000)

Senior Notes

The Partnership had 7.00% senior notes due 2027 (discussed below), 6.875% senior notes due 2029, 8.250% senior notes due 2032 and 7.125% senior notes due 2033 (discussed below) outstanding at June 30, 2025. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the 6.875% senior notes due 2029 and the 8.250% senior notes due 2032.

7.125% Senior Notes Due 2033

On June 23, 2025, the Issuers issued $450.0 million aggregate principal amount of 7.125% senior notes due 2033 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The Partnership used the net proceeds from the offering to fund the purchase of a portion of the 2027 Notes in a cash tender offer and to repay a portion of the borrowings outstanding under its Credit Agreement.

On June 23, 2025, the Partnership redeemed $360 .3 million of the 2027 Notes, and the Issuers delivered a Notice of Full Redemption to Regions Bank, as trustee, for all of the outstanding 2027 Notes not purchased in the tender offer.

As a result of the redemption of $360.3 million of the 2027 Notes, the Partnership recorded a $2.8 million loss from early extinguishment of debt for each of the three and six months ended June 30, 2025, consisting of a $1.7 million non-cash write-off of a portion of the remaining unamortized original issue discount and a $1.1 million cash call premium.

On August 1, 2025, the Partnership redeemed the remaining portion of the 2027 Notes in the amount of $39.7 million, which is included in senior notes in the accompanying consolidated balance sheet at June 30, 2025, with available funds under its revolving credit facility.

2033 Notes Indenture

In connection with the issuance of the 2033 Notes on June 23, 2025, the Issuers and the subsidiary guarantors and Regions Bank, as trustee, entered into an indenture (the “2033 Notes Indenture”).

The 2033 Notes will mature on July 1, 2033 with interest accruing at a rate of 7.125% per annum. Interest is payable beginning January 1, 2026 and thereafter semi-annually in arrears on January 1 and July 1 of each year. The 2033 Notes are guaranteed on a joint and several senior unsecured basis by certain subsidiaries of the Partnership. Upon

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

a continuing event of default, the trustee or the holders of at least 25% in principal amount of the outstanding 2033 Notes may declare the 2033 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the outstanding 2033 Notes to become due and payable.

At any time prior to July 1, 2028, the Issuers have the option to redeem up to 35% of the 2033 Notes, in an amount not greater than the net cash proceeds of certain equity offerings, at a redemption price (expressed as a percentage of principal amount) of 107.125%, plus accrued and unpaid interest, if any, to the redemption date. The Issuers have the option to redeem all or part of the 2033 Notes at any time on or after July 1, 2028, at the redemption prices (expressed as percentages of principal amount) of 103.563% for the twelve-month period beginning July 1, 2028, 101.781% for the twelve-month period beginning July 1, 2029, and 100% beginning on July 1, 2030 and at any time thereafter, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to July 1, 2028, the Issuers may redeem all or part of the 2033 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2033 Notes may require the Issuers to repurchase the 2033 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2033 Notes Indenture) at the prices and on the terms specified in the 2033 Notes Indenture.

The 2033 Notes Indenture contains covenants that limit the Partnership’s ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by its subsidiaries, create liens, sell assets or merge with other entities. Events of default under the 2033 Notes Indenture include, but are not limited to, (i) a default in payment of principal of, or interest or premium, if any, on, the 2033 Notes, (ii) breach of the Partnership’s covenants under the 2033 Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of the Partnership or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

Financing Obligations

The Partnership had financing obligations outstanding at June 30, 2025 and December 31, 2024 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on these financial obligations.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2025, the Partnership capitalized additional financing fees of $16.4 million, consisting of $8.6 million in connection with the issuance of the 2033 Notes and $7.8 million in connection with the Eleventh Amendment. These expenses are included in interest expense in the accompanying consolidated statement of operations for the six months ended June 30, 2025. The Partnership had unamortized deferred financing fees of $31.0 million and $19.9 million at June 30, 2025 and December 31, 2024, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $11.8 million and $6.2 million at June 30, 2025 and December 31, 2024, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $18.8 million and $13.3 million at June 30, 2025 and December 31, 2024, respectively. Unamortized fees related to the Partnership’s sale-leaseback transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.4 million at both June 30, 2025 and December 31, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense of approximately $1.8 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, and $3.7 million and $3.7 million for the six months ended June 30, 2025 and 2024, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at June 30, 2025:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	84,375	Thousands of barrels
Short	(86,278)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	134,589	Thousands of barrels
Short	(9,163)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2025	2024	2025	2024
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$18,503	$3,222	$21,125	$3,394
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(17,810)	$(3,074)	$(24,619)	$(6,605)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives not designated as	Recognized in	June 30,		June 30,
hedging instruments	Income on Derivatives	2025	2024	2025	2024
Commodity contracts	Cost of sales	$1,525	$(843)	$(9,942)	$(250)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at June 30, 2025 and December 31, 2024 (in thousands):

		June 30, 2025
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$5,649	$44,057	$49,706
Forward derivative contracts (1)	Derivative assets	—	18,182	18,182
Total asset derivatives		$5,649	$62,239	$67,888

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(78,354)	$(78,354)
Forward derivative contracts (1)	Derivative liabilities	—	(13,931)	(13,931)
Total liability derivatives		$—	$(92,285)	$(92,285)

		December 31, 2024
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(9,355)	$38,483	$29,128
Forward derivative contracts (1)	Derivative assets	—	13,710	13,710
Total asset derivatives		$(9,355)	$52,193	$42,838

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(30,936)	$(30,936)
Forward derivative contracts (1)	Derivative liabilities	—	(6,105)	(6,105)
Total liability derivatives		$—	$(37,041)	$(37,041)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value at June 30, 2025
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$18,182	$—	$18,182
Exchange-traded/cleared derivative instruments (2)	(28,648)	—	52,527	23,879
Total assets	$(28,648)	$18,182	$52,527	$42,061

Liabilities:
Forward derivative contracts (1)	$—	$(13,931)	$—	$(13,931)

	Fair Value at December 31, 2024
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$13,710	$—	$13,710
Exchange-traded/cleared derivative instruments (2)	(1,808)	—	21,943	20,135
Pension plans	3,936	—	—	3,936
Total assets	$2,128	$13,710	$21,943	$37,781

Liabilities:
Forward derivative contracts (1)	$—	$(6,105)	$—	$(6,105)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	June 30, 2025		December 31, 2024
	2025		2024
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$39,684	$39,684	$400,000	$400,500
6.875% senior notes due 2029	$350,000	$353,938	$350,000	$347,813
8.250% senior notes due 2032	$450,000	$471,375	$450,000	$464,063
7.125% senior notes due 2033	$450,000	$455,625	$—	$—

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

Note 9.    Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2025 (in thousands):

	Balance at		Other	Balance at
	December 31,	Payments	Adjustments	June 30,
Environmental Liability Related to:	2024	2025	2025	2025
Retail gasoline stations	$58,344	$(1,771)	$450	$57,023
Terminals	40,727	(659)	27	40,095
Total environmental liabilities	$99,071	$(2,430)	$477	$97,118
Current portion	$7,704			$7,704
Long-term portion	91,367			89,414
Total environmental liabilities	$99,071			$97,118

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

The Partnership recognized income of $1.4 million and $1.5 million for the three and six months ended June 30, 2025, respectively, which is included in income (loss) from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $13.9 million at June 30, 2025 which is included in equity method investments in the accompanying consolidated balance sheet.

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

The Partnership recognized income of $0 for each of the three months ended June 30, 2025 and 2024, and $0 and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, which is included in income (loss) from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $20.5 million and $17.2 million at June 30, 2025 and December 31, 2024, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

On December 5, 2023, Landco completed the purchase of the Project Site. In addition, the Partnership provided certain financial guarantees of Everett’s performance pursuant to a Terminal Demolition and Remediation

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Responsibilities Agreement (“TDRRA”) between Landco and ExxonMobil (the “Remediation Guaranty”). The Remediation Guaranty was executed at the closing of the Project Site purchase, concurrently with Landco’s execution of the TDRRA. The Remediation Guaranty was provided to ExxonMobil to provide security for Landco’s obligations to perform and complete the demolition and remediation responsibilities set forth in the TDRRA. The maximum amount of financial assurances liability of the Partnership under the Remediation Guaranty is $75.0 million (the “Guaranty Threshold”). The Guaranty Threshold will be reduced on a dollar-for-dollar basis as Landco undertakes demolition and remediation activities under the TDRRA. Through June 30, 2025, Everett expended approximately $28.7 million on such demolition and remediation activities, which reduced the Guaranty Threshold to $46.3 million.

The Partnership received financial assurances from the Everett Investor and certain of its affiliates that allow the Partnership to recover 70% of any amounts paid under the Remediation Guaranty, up to $52.5 million. The Partnership’s loss exposure for the Everett investment is limited to the Partnership’s investment in the joint venture and any amounts due under the Remediation Guaranty. The Partnership recognized its performance obligation under the Remediation Guaranty at fair value, which was immaterial at both June 30, 2025 and December 31, 2024.

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

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. The portfolio included 66 sites as of June 30, 2025.

The Partnership recognized income (loss) of $0.9 million and ($0.3 million) for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and ($1.9 million) for the six months ended June 30, 2025 and 2024, respectively, which is included in income (loss) from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $76.3 million and $75.5 million at June 30, 2025 and December 31, 2024, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

Note 11.    Related Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of June 30, 2025, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—Affiliates of the Slifka family own 100% of the ownership interests in the General Partner. The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $55.2 million and $50.8 million for the three months ended June 30, 2025 and 2024, respectively, and $132.8 million and $110.3 million for the six months ended June 30, 2025 and 2024, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan.

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 10). Pursuant to this agreement, certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. The Partnership received approximately $0.5 million and $0.9 million from SPR associated with the operations and management agreement for the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees, which amounted to $3.3 million and $4.5 million for the three months ended June 30, 2025 and 2024, respectively, and $6.9 million and $8.9 million for the six months ended June 30, 2025 and 2024, respectively.

Accounts receivable–affiliates consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Receivables from the General Partner (1)	$5,632	$5,156
Receivables from Spring Partners Retail LLC (2)	1,500	1,094
Total	$7,132	$6,250
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	Receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s then current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, was expected to occur upon the expiration of such storage contract. The Partnership recorded $0 and approximately $21.5 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

On January 17, 2025, the Partnership preliminarily settled its obligations under the purchase agreement and the storage contract at the Revere Terminal and paid an additional $22.1 million relating to the final calculation of the Initial Sellers Share, as adjusted for shared expenses and potential operating losses or profits. On May 6, 2025, the final calculation of the Initial Sellers share was determined and resulted in an amount due from the Initial Sellers of $0.7 million which was reimbursed to the Partnership.

Note 12.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At June 30, 2025, there were 33,995,563 common units issued, including 6,284,877 common units held by affiliates of the General Partner, including directors and executive officers, and 94,548 common units held by the General Partner on behalf of the Partnership pursuant to its repurchase program for future LTIP obligations, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There were no changes to common units or the general partner interest during the three and six months ended June 30, 2025.

Series A Preferred Units

On April 15, 2024 the Partnership redeemed all 2,760,000 of its Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) at a redemption price of $25.00 per unit, plus a

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$0.514275 per unit cash distribution for the period from February 15, 2024 through April 14, 2024. Effective April 15, 2024, the Series A Preferred Units are no longer outstanding.

Series B Preferred Units

At June 30, 2025, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit outstanding. There were no changes to the Series B Preferred Units during the three and six months ended June 30, 2025.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership paid the following cash distributions to common unitholders during 2025 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2025 (1)	12/31/24	$0.7400	$25,157	$198	$4,128	$29,483
5/15/2025 (1)	03/31/25	0.7450	25,327	201	4,287	29,815
(1)	This distribution resulted in the Partnership exceeding its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on July 25, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.7500 per unit ($3.00 per unit on an annualized basis) on all of its outstanding common units for the period from April 1, 2025 through June 30, 2025. On August 14, 2025, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 8, 2025.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership paid the following cash distributions on the Series B Preferred Units during 2025 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/18/2025	11/15/24 - 2/14/25	$0.59375	$1,781
5/15/2025	2/15/25 - 5/14/25	0.59375	1,781

On July 14, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from May 15, 2025 through August 14, 2025. This distribution will be payable on August 15, 2025 to holders of record as of the opening of business on August 1, 2025.

Note 13.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$2,139,272	$1,745,666	$3,860,692	$3,119,258
Distillates and other oils (1)	993,228	917,022	2,462,244	2,182,778
Total	$3,132,500	$2,662,688	$6,322,936	$5,302,036
Product margin
Gasoline and gasoline blendstocks	$58,794	$70,412	$115,963	$100,173
Distillates and other oils (1)	32,938	21,453	69,409	41,112
Total	$91,732	$91,865	$185,372	$141,285
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,077,203	$1,316,548	$2,082,558	$2,413,825
Station operations (2)	141,371	149,525	262,725	279,693
Total	$1,218,574	$1,466,073	$2,345,283	$2,693,518
Product margin
Gasoline	$137,916	$147,313	$263,667	$268,943
Station operations (2)	69,972	74,154	132,084	140,241
Total	$207,888	$221,467	$395,751	$409,184
Commercial Segment:
Sales	$275,851	$280,937	$550,903	$559,536
Product margin	$6,105	$6,222	$13,250	$13,190
Combined sales and Product margin:
Sales	$4,626,925	$4,409,698	$9,219,122	$8,555,090
Product margin (3)	$305,725	$319,554	$594,373	$563,659
Depreciation allocated to cost of sales	(33,363)	(31,670)	(66,770)	(60,640)
Combined gross profit	$272,362	$287,884	$527,603	$503,019
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(3)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Approximately 119 million gallons and 121 million gallons of the GDSO segment’s sales for the three months ended June 30, 2025 and 2024, respectively, and 226 million gallons and 220 million gallons of the GDSO segment’s sales for the six months ended June 30, 2025 and 2024, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

The following tables provide the Partnership’s significant segment operating expenses for each reportable segment, as well as a reconciliation of the totals reported for the reportable segments to the applicable line items in the accompanying consolidated financial statements for the periods presented (in thousands):

	Three Months Ended June 30, 2025
	Wholesale	GDSO	Commercial	Consolidated
Sales	$3,132,500	$1,218,574	$275,851	$4,626,925
Cost of products	3,040,768	1,010,686	269,746	4,321,200
Product margin	91,732	207,888	6,105	305,725
Operating expenses allocated to operating segments:
Wages and benefits (1)	10,985	29,463	—	40,448
Occupancy costs (2)	5,385	27,126	—	32,511
Transactional operating costs (3)	—	22,636	—	22,636
Maintenance (4)	19,083	11,586	—	30,669
Other segment operating expenses	4,517	4,882	—	9,399
Total operating expenses allocated to operating segments	$39,970	$95,693	$—	135,663
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				33,363
Selling, general and administrative expenses				74,775
Amortization expense				1,376
Net loss on sale and disposition of assets				271
Long-lived asset impairment				211
Total operating expenses not allocated to operating expenses				109,996
Operating income				60,066
Income from equity method investments				2,350
Interest expense				(34,523)
Loss on early extinguishment of debt				(2,795)
Income tax benefit				112
Net income				$25,210
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2024
	Wholesale	GDSO	Commercial	Consolidated
Sales	$2,662,688	$1,466,073	$280,937	$4,409,698
Cost of products	2,570,823	1,244,606	274,715	4,090,144
Product margin	91,865	221,467	6,222	319,554
Operating expenses allocated to operating segments:
Wages and benefits (1)	11,397	30,225	—	41,622
Occupancy costs (2)	5,556	26,259	—	31,815
Transactional operating costs (3)	—	24,285	—	24,285
Maintenance (4)	12,373	10,132	—	22,505
Other segment operating expenses	4,247	5,485	—	9,732
Total operating expenses allocated to operating segments	$33,573	$96,386	$—	129,959
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				31,670
Selling, general and administrative expenses				72,370
Amortization expense				1,989
Net gain on sale and disposition of assets				(303)
Total operating expenses not allocated to operating expenses				105,726
Operating income				83,869
Loss from equity method investments				(346)
Interest expense				(35,531)
Income tax expense				(1,843)
Net income				$46,149
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2025
	Wholesale	GDSO	Commercial	Consolidated
Sales	$6,322,936	$2,345,283	$550,903	$9,219,122
Cost of products	6,137,564	1,949,532	537,653	8,624,749
Product margin	185,372	395,751	13,250	594,373
Operating expenses allocated to operating segments:
Wages and benefits (1)	22,863	58,873	—	81,736
Occupancy costs (2)	11,308	53,500	—	64,808
Transactional operating costs (3)	—	43,348	—	43,348
Maintenance (4)	30,731	23,040	—	53,771
Other segment operating expenses	8,703	10,012	—	18,715
Total operating expenses allocated to operating segments	$73,605	$188,773	$—	262,378
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				66,770
Selling, general and administrative expenses				148,492
Amortization expense				2,788
Net gain on sale and disposition of assets				(2,219)
Long-lived asset impairment				211
Total operating expenses not allocated to operating expenses				216,042
Operating income				115,953
Income from equity method investments				2,416
Interest expense				(70,562)
Loss on early extinguishment of debt				(2,795)
Income tax expense				(1,118)
Net income				$43,894
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2024
	Wholesale	GDSO	Commercial	Consolidated
Sales	$5,302,036	$2,693,518	$559,536	$8,555,090
Cost of products	5,160,751	2,284,334	546,346	7,991,431
Product margin	141,285	409,184	13,190	563,659
Operating expenses allocated to operating segments:
Wages and benefits (1)	21,916	61,578	—	83,494
Occupancy costs (2)	11,125	51,828	—	62,953
Transactional operating costs (3)	—	45,231	—	45,231
Maintenance (4)	18,814	21,709	—	40,523
Other segment operating expenses	7,571	10,337	—	17,908
Total operating expenses allocated to operating segments	$59,426	$190,683	$—	250,109
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				60,640
Selling, general and administrative expenses				142,151
Amortization expense				3,858
Net gain on sale and disposition of assets				(2,804)
Total operating expenses not allocated to operating expenses				203,845
Operating income				109,705
Loss from equity method investments				(1,725)
Interest expense				(65,227)
Income tax expense				(2,206)
Net income				$40,547
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and six months ended June 30, 2025 and 2024.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale segment, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at June 30, 2025 and December 31, 2024 (in thousands):

	Wholesale	GDSO	Commercial	Unallocated (1)	Total
June 30, 2025	$1,217,271	$1,846,021	$—	$721,046	$3,784,338
December 31, 2024	$1,333,102	$1,859,417	$—	$595,679	$3,788,198
(1)	Includes the Partnership’s equity method investments (see Note 10).

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

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2025 and December 31, 2024 excludes 94,548 and 327,307 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$25,210	$20,595	$4,615	$—	$46,149	$42,347	$3,802	$—
Declared distribution	$30,146	$25,497	$203	$4,446	$28,159	$24,477	$189	$3,493
Assumed allocation of undistributed net (loss) income	(4,936)	(4,902)	(34)	—	17,990	17,870	120	—
Assumed allocation of net income	$25,210	$20,595	$169	$4,446	$46,149	$42,347	$309	$3,493
Less: Preferred limited partner interest in net income		1,781				2,097
Less: Redemption of Series A preferred limited partner units		—				2,634
Net income attributable to common limited partners		$18,814				$37,616
Denominator:
Basic weighted average common units outstanding		33,918				33,910
Dilutive effect of phantom units		177				368
Diluted weighted average common units outstanding		34,095				34,278
Basic net income per common limited partner unit		$0.55				$1.11
Diluted net income per common limited partner unit		$0.55				$1.10

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$43,894	$34,867	$9,027	$—	$40,547	$33,609	$6,938	$—
Declared distribution	$59,961	$50,824	$404	$8,733	$55,655	$48,614	$374	$6,667
Assumed allocation of undistributed net loss	(16,067)	(15,957)	(110)	—	(15,108)	(15,005)	(103)	—
Assumed allocation of net income	$43,894	$34,867	$294	$8,733	$40,547	$33,609	$271	$6,667
Less: Preferred limited partner interest in net income		3,562				6,013
Less: Redemption of Series A preferred limited partner units		—				2,634
Net income attributable to common limited partners		$31,305				$24,962
Denominator:
Basic weighted average common units outstanding		33,902				33,936
Dilutive effect of phantom units		302				337
Diluted weighted average common units outstanding		34,204				34,273
Basic net income per common limited partner unit		$0.92				$0.74
Diluted net income per common limited partner unit		$0.92				$0.73

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

Note 17.    Subsequent Events

Redemption of Senior Notes—On August 1, 2025, the Partnership redeemed the remaining portion of the 2027 Notes not purchased in the tender offer in the amount of $39.7 million with available funds under its revolving credit facility. See Note 6.

Distribution to Common Unitholders—On July 25, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.7500 per unit ($3.00 per unit on an annualized basis) for the period from April 1, 2025 through June 30, 2025. On August 14, 2025, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 8, 2025.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distribution to Series B Preferred Unitholders—On July 14, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from May 15, 2025 through August 14, 2025. This distribution will be payable on August 15, 2025 to holders of record as of the opening of business on August 1, 2025.

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

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions although not all forward-looking statements contain such identifying words. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on our Series B preferred units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

●	A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•	Tariffs and other controls on imports and exports could significantly impact our operations and costs, adversely affecting our business.

●	The impact on the global economy and commodity prices resulting from the conflicts in Ukraine and the Middle East may have a negative impact on our financial condition and results of operations.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of June 30, 2025, we had a portfolio of 1,553 owned, leased and/or supplied gasoline stations, including 295 directly operated convenience stores, primarily in the Northeast, as well as 66 gasoline stations located in Texas that are operated or supplied by our joint venture, Spring Partners Retail LLC (“SPR”). We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold approximately $4.5 billion and $9.0 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three and six months ended June 30, 2025, respectively. In addition, we had other revenues of approximately $0.1 billion and $0.2 billion for the three and six months ended June 30, 2025, respectively, from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2025 Events

2033 Notes Offering and 2027 Notes Tender Offer and Redemption—On June 23, 2025, we and GLP Finance Corp. (the “Issuers”) issued $450.0 million aggregate principal amount of 7.125% senior notes due 2033 (the “2033 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the offering to fund the purchase of a portion of our 7.00% senior notes due 2027 (the “2027 Notes”) in a cash tender offer and to repay a portion of the borrowings outstanding under our credit agreement.

On June 23, 2025, the Issuers delivered a Notice of Full Redemption to Regions Bank, as trustee, for all of the outstanding 2027 Notes not purchased in the tender offer. The redemption of the remaining 2027 Notes occurred on August 1, 2025. Please read “—Liquidity and Capital Resources—Senior Notes” for additional information on the 2033 Notes.

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

As of June 30, 2025, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	295
Commissioned agents	320
Lessee dealers	168
Contract dealers	770
Total (1)	1,553
(1)	Excludes 66 sites operated or supplied by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

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

●	Tariffs and other controls on imports and exports could significantly impact our operations and costs, adversely affecting our business. Our operations involve the international purchase and resale of petroleum products and renewable fuels, and can be affected by import duties applicable to these products’ movement across borders. In addition, the products we sell in our convenience stores and the equipment and materials we utilize in our operations may also be similarly affected by import duties. Tariffs and other controls on imports and exports on energy products that we trade internationally, the products we sell in our convenience stores or the equipment and materials we utilize in our operations could materially impact us. Our business may be adversely affected by increased costs resulting from such duties and controls. We are exploring opportunities to mitigate the impacts of potential duty increases and controls on our operations, but the timing and scope of import duty and controls changes and the associated cost burdens cannot be definitively determined, or controlled for, in advance.

●	Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our heating oil and residual oil. Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last several decades. We could face additional competition from alternative energy sources as a result of future government-mandated

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

Adjusted EBITDA is EBITDA further adjusted for gains or losses on the sale and disposition of assets, goodwill and long-lived asset impairment charges and our proportionate share of EBITDA related to our joint venture, SPR, which is accounted for using the equity method. EBITDA and adjusted EBITDA should not be considered as alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude some, but not all, items that affect net income, and these measures may vary among other companies. Therefore, EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Adjusted distributable cash flow is a non-GAAP financial measure intended to provide management and investors with an enhanced perspective of our financial performance. Adjusted distributable cash flow is distributable cash flow (as defined in our partnership agreement) further adjusted for our proportionate share of distributable cash flow related to our joint venture, SPR, which is accounted for using the equity method. Adjusted distributable cash flow is not used in our partnership agreement to determine our ability to make cash distributions and may be higher or lower than distributable cash flow as calculated under our partnership agreement.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$25,210	$46,149	$43,894	$40,547
EBITDA (1)(2)	$95,745	$118,789	$187,603	$175,732
Adjusted EBITDA (1)(2)	$98,158	$121,114	$189,418	$177,326
Distributable cash flow (3)(4)(5)	$51,973	$73,148	$97,662	$88,933
Adjusted distributable cash flow (3)(4)(5)	$52,281	$74,167	$98,822	$90,392
Wholesale Segment:
Volume (gallons)	1,483,900	1,073,008	2,922,519	2,144,880
Sales
Gasoline and gasoline blendstocks	$2,139,272	$1,745,666	$3,860,692	$3,119,258
Distillates and other oils (6)	993,228	917,022	2,462,244	2,182,778
Total	$3,132,500	$2,662,688	$6,322,936	$5,302,036
Product margin
Gasoline and gasoline blendstocks	$58,794	$70,412	$115,963	$100,173
Distillates and other oils (6)	32,938	21,453	69,409	41,112
Total	$91,732	$91,865	$185,372	$141,285
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	382,422	407,028	740,008	771,308
Sales
Gasoline	$1,077,203	$1,316,548	$2,082,558	$2,413,825
Station operations (7)	141,371	149,525	262,725	279,693
Total	$1,218,574	$1,466,073	$2,345,283	$2,693,518
Product margin
Gasoline	$137,916	$147,313	$263,667	$268,943
Station operations (7)	69,972	74,154	132,084	140,241
Total	$207,888	$221,467	$395,751	$409,184
Commercial Segment:
Volume (gallons)	141,855	119,463	266,662	240,147
Sales	$275,851	$280,937	$550,903	$559,536
Product margin	$6,105	$6,222	$13,250	$13,190
Combined sales and product margin:
Sales	$4,626,925	$4,409,698	$9,219,122	$8,555,090
Product margin (8)	$305,725	$319,554	$594,373	$563,659
Depreciation allocated to cost of sales	(33,363)	(31,670)	(66,770)	(60,640)
Combined gross profit	$272,362	$287,884	$527,603	$503,019

GDSO portfolio as of June 30, 2025 and 2024:	2025	2024
Company operated	295	322
Commissioned agents	320	313
Lessee dealers	168	178
Contract dealers	770	782
Total GDSO portfolio (9)	1,553	1,595

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weather conditions:
Normal heating degree days	784	784	3,654	3,685
Actual heating degree days	661	685	3,423	3,227
Variance from normal heating degree days	(16)%	(13)%	(6)%	(12)%
Variance from prior period actual heating degree days	(4)%	1%	6%	4%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	EBITDA and adjusted EBITDA for the three and six months ended June 30, 2025 include a $2.8 million loss on early extinguishment of debt related to the redemption of a portion of the 2027 Notes (see “—Liquidity and Capital Resources—Senior Notes” for additional information).
(3)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(4)	Distributable cash flow and adjusted distributable cash flow include a net (loss) gain on sale and disposition of assets and long-lived asset impairment of ($0.5 million) and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $2.0 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively. Distributable cash flow also includes income (loss) of $0.9 million and ($0.3 million) for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and ($1.9 million) for the six months ended June 30, 2025 and 2024, respectively, related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(5)	Distributable cash flow and adjusted distributable cash flow for the three and six months ended June 30, 2025 include a $2.8 million loss on early extinguishment of debt related to the redemption of a portion of the 2027 Notes (see “—Liquidity and Capital Resources—Senior Notes” for additional information).
(6)	Distillates and other oils (primarily residual oil and crude oil).
(7)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(8)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(9)	Excludes 66 sites and 64 sites at June 30, 2025 and 2024, respectively, operated or supplied by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$25,210	$46,149	$43,894	$40,547
Depreciation and amortization	36,124	35,266	72,029	67,752
Interest expense	34,523	35,531	70,562	65,227
Income tax (benefit) expense	(112)	1,843	1,118	2,206
EBITDA (1)	95,745	118,789	187,603	175,732
Net loss (gain) on sale and disposition of assets	271	(303)	(2,219)	(2,804)
Long-lived asset impairment	211	—	211	—
(Income) loss from equity method investment (2)	(931)	346	(876)	1,929
EBITDA related to equity method investment (2)	2,862	2,282	4,699	2,469
Adjusted EBITDA (1)	$98,158	$121,114	$189,418	$177,326

Reconciliation of net cash provided by (used in) operating activities to EBITDA and adjusted EBITDA:
Net cash provided by (used in) operating activities	$216,320	$24,346	$164,730	$(158,356)
Net changes in operating assets and liabilities and certain non-cash items	(154,986)	57,069	(48,807)	266,655
Interest expense	34,523	35,531	70,562	65,227
Income tax (benefit) expense	(112)	1,843	1,118	2,206
EBITDA (1)	95,745	118,789	187,603	175,732
Net loss (gain) on sale and disposition of assets	271	(303)	(2,219)	(2,804)
Long-lived asset impairment	211	—	211	—
(Income) loss from equity method investment (2)	(931)	346	(876)	1,929
EBITDA related to equity method investment (2)	2,862	2,282	4,699	2,469
Adjusted EBITDA (1)	$98,158	$121,114	$189,418	$177,326
(1)	EBITDA and adjusted EBITDA for the three and six months ended June 30, 2025 include a $2.8 million loss on early extinguishment of debt related to the redemption of a portion of the 2027 Notes (see “—Liquidity and Capital Resources—Senior Notes” for additional information).
(2)	Represents our proportionate share of income or loss, as applicable, and EBITDA related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Reconciliation of net income to distributable cash flow and adjusted distributable cash flow:
Net income	$25,210	$46,149	$43,894	$40,547
Depreciation and amortization	36,124	35,266	72,029	67,752
Amortization of deferred financing fees	1,785	1,873	3,658	3,704
Amortization of routine bank refinancing fees	(1,234)	(1,194)	(2,427)	(2,387)
Maintenance capital expenditures	(9,912)	(8,946)	(19,492)	(20,683)
Distributable cash flow (1)(2)(3)	51,973	73,148	97,662	88,933
(Income) loss from equity method investment (4)	(931)	346	(876)	1,929
Distributable cash flow from equity method investment (4)	1,239	673	2,036	(470)
Adjusted distributable cash flow (1)(2)(3)	52,281	74,167	98,822	90,392
Distributions to preferred unitholders (5)	(1,781)	(2,097)	(3,562)	(6,013)
Adjusted distributable cash flow after distributions to preferred unitholders	$50,500	$72,070	$95,260	$84,379

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash provided by (used in) operating activities	$216,320	$24,346	$164,730	$(158,356)
Net changes in operating assets and liabilities and certain non-cash items	(154,986)	57,069	(48,807)	266,655
Amortization of deferred financing fees	1,785	1,873	3,658	3,704
Amortization of routine bank refinancing fees	(1,234)	(1,194)	(2,427)	(2,387)
Maintenance capital expenditures	(9,912)	(8,946)	(19,492)	(20,683)
Distributable cash flow (1)(2)(3)	51,973	73,148	97,662	88,933
(Income) loss from equity method investment (4)	(931)	346	(876)	1,929
Distributable cash flow from equity method investment (4)	1,239	673	2,036	(470)
Adjusted distributable cash flow (1)(2)(3)	52,281	74,167	98,822	90,392
Distributions to preferred unitholders (5)	(1,781)	(2,097)	(3,562)	(6,013)
Adjusted distributable cash flow after distributions to preferred unitholders	$50,500	$72,070	$95,260	$84,379
(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow and adjusted distributable cash flow include a net (loss) gain on sale and disposition of assets and long-lived asset impairment of ($0.5 million) and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $2.0 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively. Distributable cash flow also includes income (loss) of $0.9 million and ($0.3 million) for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and ($1.9 million) for the six months ended June 30, 2025 and 2024, respectively, related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(3)	Distributable cash flow and adjusted distributable cash flow for the three and six months ended June 30, 2025 include a $2.8 million loss on early extinguishment of debt related to the redemption of a portion of the 2027 Notes (see “—Liquidity and Capital Resources—Senior Notes” for additional information.)
(4)	Represents our proportionate share of income or loss, as applicable, and distributable cash flow related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method(see Note 10 of Notes to Consolidated Financial Statements).
(5)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. On April 15, 2024, all of the Series A Preferred Units were redeemed and are no longer outstanding (see Note 12 of Notes to Consolidated Financial Statements).

Results of Operations

Consolidated Sales

Our total sales were $4.6 billion and $4.4 billion for the three months ended June 30, 2025 and 2024, respectively, increasing $217.2 million, or 5%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our aggregate volume of product sold was 2.0 billion gallons and 1.6 billion gallons for the three months ended June 30, 2025 and 2024, respectively, increasing 409 million gallons from the prior-year period (consisting of increases of 411 million gallons and 22 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 24 million gallons in our GDSO segment). The increases in our Wholesale segment sales and volume sold include the addition of four refined-product terminals we acquired from Gulf Oil Limited Partnership (“Gulf Oil”) in April 2024 and one liquid energy terminal in East Providence, Rhode Island from ExxonMobil Oil Corporation in November 2024 (collectively, the “Acquired Terminals”).

Our total sales were $9.2 billion and $8.5 billion for the six months ended June 30, 2025 and 2024, respectively, increasing $664.0 million, or 8%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our aggregate volume of product sold was 3.9 billion gallons and 3.2 billion gallons for the six months ended June 30, 2025 and 2024, respectively, increasing 773 million gallons from the prior-year period (consisting of increases of 778 million gallons and 26 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 31 million gallons in our GDSO segment). The increases in our Wholesale segment sales and volume sold include the Acquired Terminals.

Gross Profit

Our gross profit was $272.4 million and $287.9 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $15.5 million, or 5%. In our Wholesale segment, our product margin from gasoline and gasoline blendstocks decreased primarily due to less favorable market conditions, and our product margin from distillates and other oils increased due to more favorable market conditions. In our GDSO segment, our gasoline distribution product margin decreased primarily due to a decline in volume sold, in part due to decreased site count year-over-year, and our station operations product margin decreased due in part to the conversions of certain company-operated sites and a decrease in sundries. Our Commercial segment product margin decreased in part due to less favorable market conditions in bunkering.

Our gross profit was $527.6 million and $503.0 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $24.6 million, or 5%. Our Wholesale segment product margins increased primarily due to more favorable market conditions and to the addition of the Acquired Terminals. In our GDSO segment, our gasoline distribution product margin decreased primarily due to a decline in volume sold, in part due to decreased site count year-over-year, and our station operations product margin decreased due in part to the sales and conversions of certain company-operated sites and a decrease in sundries. In our Commercial segment, the increase in our product margin was immaterial. The increase in gross profit was partially offset by a $6.1 million increase in depreciation allocated to cost of sales.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $2.1 billion and $1.7 billion for the three months ended June 30, 2025 and 2024, respectively, increasing $393.6 million, or 23%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our gasoline and gasoline blendstocks product margin was $58.8 million and $70.4 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $11.6 million, or 16%, primarily due to less favorable market conditions, largely in gasoline but also in gasoline blendstocks. Our product margin benefited from the addition of the Acquired Terminals.

Sales from wholesale gasoline and gasoline blendstocks were $3.8 billion and $3.1 billion for the six months ended June 30, 2025 and 2024, respectively, increasing $741.4 million, or 24%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our gasoline and gasoline blendstocks product margin was $116.0 million and $100.2 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $15.8 million, or 16%, primarily due to more favorable market conditions in gasoline in the first quarter of 2025 compared to the same period in 2024. Our product margin also benefited from the addition of the Acquired Terminals.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil) were $1.0 billion and $0.9 billion for the three months ended June 30, 2025 and 2024, respectively, increasing $76.2 million, or 8%, primarily due to an increase in distillate volume sold, partially offset by a decrease in prices. Our product margin from distillates and other oils was $32.9 million and $21.5 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $11.4 million, or 53%, primarily due to more favorable market conditions.

Sales from distillates and other oils were $2.5 billion and $2.2 billion for the six months ended June 30, 2025 and 2024, respectively, increasing $279.5 million, or 13%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our product margin from distillates and other oils was $69.4 million and $41.1 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $28.3 million, or 69%, primarily due to more favorable market conditions.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.1 billion and $1.3 billion for the three months ended June 30, 2025 and 2024, respectively, decreasing $239.3 million, or 18%, primarily due to decreases in prices and in volume sold. Our product margin from gasoline distribution was $137.9 million and $147.3 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $9.4 million, or 6%, primarily due to the decrease in volume sold, in part due to decreased site count year-over-year.

Sales from gasoline distribution were $2.1 billion and $2.4 billion for the six months ended June 30, 2025 and 2024, respectively, decreasing $331.3 million, or 14%, primarily due to decreases in prices and in volume sold. Our product margin from gasoline distribution was $263.7 million and $268.9 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $5.2 million, or 2%, primarily due to the decrease in volume sold, in part due to decreased site count year-over-year.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $141.4 million and $149.5 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $8.1 million, or 5%. Our product margin from station operations was $70.0 million and $74.2 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $4.2 million, or 6%. The decreases in sales and product margin are due in part to the conversions of certain company-operated sites and to a decrease in sundries.

Sales from our station operations were $262.7 million and $279.7 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $17.0 million, or 6%. Our product margin from station operations was $132.1 million and $140.2 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $8.1 million, or 6%. The decreases in sales and product margin are due in part to the sales and conversions of certain company-operated sites and to a decrease in sundries.

Results for Commercial Segment

Our commercial sales were $275.8 million and $280.9 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $5.1 million or 2%, primarily due to a decrease in prices, partially offset by an increase in volume sold. Our commercial product margin was $6.1 million and $6.2 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $0.1 million, or 2%, in part due to less favorable market conditions in bunkering.

Our commercial sales were $550.9 million and $559.5 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $8.6 million or 2%, primarily due to a decrease in prices, partially offset by an increase in volume sold. Our commercial product margin was $13.2 million for each of the six months ended June 30, 2025 and 2024.

Selling, General and Administrative Expenses

SG&A expenses were $74.7 million and $72.3 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $2.4 million, or 3%, including increases of $4.0 million in wages and benefits, $0.8 million in professional fees and $3.0 million in various other SG&A expenses. The increase in SG&A expenses was offset by decreases of $4.0 million in expenses associated with the sale of the Revere Terminal (see Note 11 of Notes to Consolidated Financial Statements) and $1.4 million in accrued discretionary incentive compensation.

SG&A expenses were $148.5 million and $142.1 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $6.4 million, or 4%, including increases of $7.0 million in wages and benefits, $1.6 million in accrued discretionary incentive compensation, $1.6 million in professional fees and $5.6 million in various other SG&A expenses. The increase in SG&A expenses was offset by decreases of $6.6 million in expenses associated with the sale of the Revere Terminal (see Note 11 of Notes to Consolidated Financial Statements) and $2.8 million in acquisition costs.

Operating Expenses

Operating expenses were $135.7 million and $130.0 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $5.7 million, or 4%, including an increase of $6.4 million in operating expenses associated with our terminals operations, primarily in maintenance and repairs, as well as the addition of the Acquired Terminals. The increase in operating expenses was offset by a decrease of $0.7 million in operating expenses related to our GDSO operations, in part due to a decrease in credit card fees.

Operating expenses were $262.4 million and $250.1 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $12.3 million, or 5%, including an increase of $14.2 million in operating expenses associated with our terminals operations, primarily in maintenance and repairs, as well as the addition of the Acquired Terminals. The increase in operating expenses was offset by a decrease of $1.9 million in operating expenses related to our GDSO operations.

Amortization Expense

Amortization expense related to intangible assets was $1.4 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and $2.8 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively.

Net (Loss) Gain on Sale and Disposition of Assets

Net (loss) gain on sale and disposition of assets was ($0.3 million) and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $2.2 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively, primarily due to the sale of GDSO sites.

Long-Lived Asset Impairment

We recognized impairment charges relating to construction in process assets allocated to the GDSO segment in the amount of $0.2 million for each of the three and six months ended June 30, 2025. No impairment charges were recognized for the three and six months ended June 30, 2024.

Income (Loss) from Equity Method Investments

Income (loss) from equity method investments was $2.3 million and ($0.3 million) for the three months ended June 30, 2025 and 2024, respectively, and $2.4 million and ($1.7 million) for the six months ended June 30, 2025 and 2024, respectively, representing our proportional share of income (loss) from our equity method investments in our joint ventures. See Note 10 of Notes to Consolidated Financial Statements for information on our equity method investments.

Interest Expense

Interest expense was $34.5 million and $35.5 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $1.0 million, or 3%, in part due to lower average balances on our revolving credit facility.

Interest expense was $70.5 million and $65.2 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $5.3 million, or 8%, primarily due to higher average balances on our credit facilities.

Loss on Early Extinguishment of Debt

As a result of the redemption of a portion of the 2027 Notes, we recorded a $2.8 million loss from early extinguishment of debt for each of the three and six months ended June 30, 2025, consisting of a $1.7 million non-cash write-off of a portion of our remaining unamortized original issue discount and a $1.1 million cash call premium. Please read “—Liquidity and Capital Resources—Senior Notes” for additional information.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.1 million and ($1.8 million) for the three months ended June 30, 2025 and 2024, respectively, and ($1.1 million) and ($2.2 million) for the six months ended June 30, 2025 and 2024, respectively, which predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $187.9 million and $207.2 million at June 30, 2025 and December 31, 2024, respectively, a decrease of $19.3 million. Changes in current assets and current liabilities decreasing our working capital primarily include, in part, a decrease of $98.5 million in inventories due to carrying lower levels of inventory during the period and an increase of $80.4 million in accounts payable. The decrease in working capital was offset by an increase of $91.4 million in accounts receivable and decreases of $43.9 million in accrued expenses and $31.0 million in the current portion of our working capital revolving credit facility.

Cash Distributions

Common Units

During 2025, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2025	$29.5 million	Fourth quarter 2024
May 15, 2025	$29.8 million	First quarter 2025

In addition, on July 25, 2025, the board of directors of our general partner declared a quarterly cash distribution of $0.7500 per unit ($3.00 per unit on an annualized basis) on our common units for the period from April 1, 2025 through June 30, 2025 to our common unitholders of record as of the close of business on August 8, 2025. We expect to pay the total cash distribution of approximately $30.1 million on August 14, 2025.

Preferred Units

During 2025, we paid the following cash distributions to holders of the Series B Preferred Units:

Cash Distribution	Series B Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Quarterly Period Covering
February 18, 2025	$1.8 million	9.50%	11/15/24 - 2/14/25
May 15, 2025	$1.8 million	9.50%	2/15/25 - 5/14/25

In addition, on July 14, 2025, the board of directors of our general partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from May 15, 2025 through August 14, 2025 to our Series B preferred unitholders of record as of the opening of business on August 1, 2025. We expect to pay the total cash distribution of approximately $1.8 million on August 15, 2025.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at June 30, 2025 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2025	Beyond 2025	Total
Credit facility obligations (1)	$58,791	$262,508	$321,299
Senior notes obligations (2)	70,509	1,832,031	1,902,540
Operating lease obligations (3)	38,993	376,545	415,538
Other long-term liabilities (4)	6,105	82,355	88,460
Financing obligations (5)	8,176	68,085	76,261
Total	$182,574	$2,621,524	$2,804,098
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2025 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of March 20, 2028 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our 7.00% senior notes due 2027 (see “—Senior Notes” below), 6.875% senior notes due 2029, 8.25% senior notes due 2032 and 7.125% senior notes due 2033 (see “—Senior Notes” below). No principal payments are required prior to maturity. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the 6.875% senior notes due 2029 and the 8.25% senior notes due 2032.
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

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $19.5 million and $20.7 million in maintenance capital expenditures for the six months ended June 30, 2025 and 2024, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $15.5 million and $16.7 million for the six months ended June 30, 2025 and 2024, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $13.4 million and $11.5 million in expansion capital expenditures, excluding acquired property and equipment, for the six months ended June 30, 2025 and 2024, respectively, primarily related to investments in our gasoline station and terminal businesses.

We currently expect maintenance capital expenditures of approximately $60.0 million to $70.0 million and expansion capital expenditures, excluding acquisitions, of approximately $65.0 million to $75.0 million in 2025, relating primarily to investments in our gasoline station and terminal businesses. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by (used in) operating activities	$164,730	$(158,356)
Net cash used in investing activities	$(44,435)	$(232,174)
Net cash (used in) provided by financing activities	$(112,406)	$385,002

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by (used) in operating activities was $164.7 million and ($158.3 million) for the six months ended June 30, 2025 and 2024, respectively, for a period-over-period increase in cash flow from operating activities of $323.0 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Six Months Ended
	June 30,
	2025	2024
(Increase) in accounts receivable	$(92,167)	$(50,370)
Decrease (increase) in inventories	$98,148	$(170,931)
Increase (decrease) in accounts payable	$80,377	$(90,878)

For the six months ended June 30, 2025, the above changes include: (i) an increase in accounts receivable due in part to timing of sales, partially offset by a decrease in prices, (ii) a decrease in inventories due in part to carrying lower levels of inventory during the period and to a decrease in prices, and (iii) an increase in accounts payable due in part to timing of payments and a decrease in prices.

For the six months ended June 30, 2024, the above changes include: (i) an increase in accounts receivable due in part to an increase in prices and to timing of sales, (ii) an increase in inventories due in part to the inventory acquired from Gulf Oil and to an increase in prices during the period, and (iii) a decrease in accounts payable due in part to timing of payments.

Investing Activities

Net cash used in investing activities was $44.4 million for the six months ended June 30, 2025 and included $32.9 million in capital expenditures and $20.3 million in expenditures associated with our equity method investments (see Note 10 of Notes to Consolidated Financial Statements). Net cash used in investing activities for the six months ended June 30, 2025 was offset by $4.7 million in dividends received of equity method investments, $4.0 million in proceeds from the sale of property and equipment and $0.1 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations, offset by loan repayments.

Net cash used in investing activities was $232.2 million for the six months ended June 30, 2024 and included $215.0 million related to the acquisition of four terminals from Gulf Oil, $32.2 million in capital expenditures, $10.1 million in expenditures associated with our equity method investments (see Note 10 of Notes to Consolidated Financial Statements) and $7.9 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations, offset by loan repayments. Net cash used in investing activities for the six months ended June 30, 2024 was offset by $18.3 million in proceeds from the sale of property and equipment and $14.7 million in dividends received of equity method investments.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the six months ended June 30, 2025 and 2024.

Financing Activities

Net cash used in financing activities was $112.4 million for the six months ended June 30, 2025 and included $360.3 million in repayments in connection with the redemption of the 2027 Notes, $109.8 million in net payments on our facilities under our credit agreement, $62.6 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $13.4 million in LTIP units withheld for tax obligations, $4.0 million paid pursuant to distribution equivalent rights previously granted under our LTIP and $3.6 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations. Net cash used in financing activities was offset by $441.3 million in proceeds in connection with the issuance of the 2033 Notes.

Net cash provided by financing activities was $385.0 million for the six months ended June 30, 2024 and included $441.3 million in proceeds in connection with the issuance of our senior notes due 2032 and $264.4 million in net borrowings from our working capital revolving credit facility. Net cash provided by financing activities was offset by $180.0 million in net payments on our revolving credit facility, $69.0 million in cash paid in connection with the redemption of the Series A Preferred Units (see Note 12 of Notes to Consolidated Financial Statements), $61.4 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $7.9 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, $1.8 million in LTIP units withheld for tax obligations and $0.6 million paid pursuant to distribution equivalent rights previously granted under our LTIP.

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

As of June 30, 2025, there were two facilities under the credit agreement:

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

The average interest rates for the credit agreement were 6.7% and 7.6% for the three months ended June 30, 2025 and 2024, respectively, and 6.6% and 7.5% for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, we had $198.5 million outstanding on the working capital revolving credit facility and $88.2 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $83.2 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.13 billion and $1.05 billion at June 30, 2025 and December 31, 2024, respectively.

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

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at June 30, 2025.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the credit agreement.

Senior Notes

We had 7.00% senior notes due 2027 (discussed below), 6.875% senior notes due 2029, 8.250% senior notes due 2032 and 7.125% senior notes due 2033 (discussed below) outstanding at June 30, 2025. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the 6.875% senior notes due 2029 and the 8.250% senior notes due 2032.

7.125% Senior Notes Due 2033

On June 23, 2025, the Issuers issued $450.0 million aggregate principal amount of 7.125% senior notes due 2033 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering to fund the purchase of a portion of the 2027 Notes in a cash tender offer and to repay a portion of the borrowings outstanding under our credit agreement.

On June 23, 2025, we redeemed $360.3 million of the 2027 Notes, and the Issuers delivered a Notice of Full Redemption to Regions Bank, as trustee, for all of the outstanding 2027 Notes not purchased in the tender offer.

As a result of the redemption of $360.3 million of the 2027 Notes, we recorded a $2.8 million loss from early extinguishment of debt for each of the three and six months ended June 30, 2025, consisting of a $1.7 million non-cash write-off of a portion of the remaining unamortized original issue discount and a $1.1 million cash call premium.

On August 1, 2025, we redeemed the remaining portion of the 2027 Notes in the amount of $39.7 million, which is included in senior notes in the accompanying consolidated balance sheet at June 30, 2025, with available funds under our revolving credit facility.

2033 Notes Indenture

In connection with the issuance of the 2033 Notes on June 23, 2025, the Issuers and the subsidiary guarantors and Regions Bank, as trustee, entered into an indenture (the “2033 Notes Indenture”).

The 2033 Notes will mature on July 1, 2033 with interest accruing at a rate of 7.125% per annum. Interest is payable beginning January 1, 2026 and thereafter semi-annually in arrears on January 1 and July 1 of each year. The 2033 Notes are guaranteed on a joint and several senior unsecured basis by certain subsidiaries of ours. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the outstanding 2033 Notes may declare the 2033 Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of ours that is a significant subsidiary or any group of our restricted subsidiaries that, taken together, would constitute a significant subsidiary of ours, will automatically cause the outstanding 2033 Notes to become due and payable.

At any time prior to July 1, 2028, the Issuers have the option to redeem up to 35% of the 2033 Notes, in an amount not greater than the net cash proceeds of certain equity offerings, at a redemption price (expressed as a percentage of principal amount) of 107.125%, plus accrued and unpaid interest, if any, to the redemption date. The Issuers have the option to redeem all or part of the 2033 Notes at any time on or after July 1, 2028, at the redemption prices (expressed as percentages of principal amount) of 103.563% for the twelve-month period beginning July 1, 2028, 101.781% for the twelve-month period beginning July 1, 2029, and 100% beginning on July 1, 2030 and at any time thereafter, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to July 1, 2028, the Issuers may redeem all or part of the 2033 Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date. The holders of the 2033 Notes may require the Issuers to repurchase the 2033 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2033 Notes Indenture) at the prices and on the terms specified in the 2033 Notes Indenture.

The 2033 Notes Indenture contains covenants that limit our ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by our subsidiaries, create liens, sell assets or merge with other entities. Events of default under the 2033 Notes Indenture include, but are not limited to, (i) a default in payment of principal of, or interest or premium, if any, on, the 2033 Notes, (ii) breach of our covenants under the 2033 Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of ours or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

Financing Obligations

We had financing obligations outstanding at June 30, 2025 and December 31, 2024 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

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

During the three and six months ended June 30, 2025, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of June 30, 2025, we had total borrowings outstanding under our credit agreement of $286.7 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $2.9 million annually, assuming, however, that our indebtedness remained constant throughout the year.

Commodity Risk

We hedge our exposure to price fluctuations with respect to refined petroleum products, renewable fuels, crude oil and gasoline blendstocks in storage and expected purchases and sales of these commodities. The derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE and over-the-counter transactions, including swap agreements entered into with established financial institutions and other credit-

approved energy companies. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains. Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

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

At June 30, 2025, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30,	Effect of 10%	Effect of 10%
	2025	Price Increase	Price Decrease
Exchange traded derivative contracts	$(28,648)	$(26,324)	$26,324
Forward derivative contracts	4,251	(18,698)	18,698
Total	$(24,397)	$(45,022)	$45,022

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2025. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $23.9 million at June 30, 2025.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs (1)	Programs (1)
April 1 —April 30, 2025	—	—	—	—
May 1—May 31, 2025	33,367	—	—	1,026,654
June 1 —June 30, 2025	25,000	53.21	—	1,001,654
(1)	In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Since the repurchase program was implemented and through June 30, 2025, our general partner repurchased 1,598,933 common units pursuant to this repurchase program. As of August 7, 2025, our general partner is authorized to acquire up to 1,001,654 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 5.Other Information

During the three months ended June 30, 2025, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On March 25, 2025, Mark A. Romaine, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (the “10b5-1 Plan) intended to satisfy the Rule 10b5-1(c) affirmative defense providing for the sale of up to 44,994 of common units. The 10b5-1 Plan will expire on the earlier to occur of December 31, 2025 and the date on which all 44,994 common units are sold pursuant to the terms of the 10b5-1 Plan.

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

4.6	—

Indenture, dated as of June 23, 2025, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 23, 2025).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 7 2025		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2025		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)