Form 10-Q
period 2025-09-30
GLOBAL PARTNERS LP
filed 2025-11-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The issuer had 33,995,563 common units outstanding as of November 5, 2025.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$17,932	$8,208
Accounts receivable, net	521,482	472,591
Accounts receivable-affiliates	5,051	6,250
Inventories	478,511	594,072
Brokerage margin deposits	20,599	20,135
Derivative assets	8,183	13,710
Prepaid expenses and other current assets	82,363	92,414
Total current assets	1,134,121	1,207,380
Property and equipment, net	1,653,924	1,706,605
Right of use assets, net	323,033	302,199
Intangible assets, net	14,620	18,683
Goodwill	421,913	421,913
Equity method investments	112,472	92,709
Other assets	40,201	38,709
Total assets	$3,700,284	$3,788,198
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$486,343	$509,975
Working capital revolving credit facility-current portion	140,600	129,500
Lease liability-current portion	55,020	56,780
Environmental liabilities-current portion	7,704	7,704
Trustee taxes payable	63,487	66,753
Accrued expenses and other current liabilities	167,245	223,304
Derivative liabilities	13,506	6,105
Total current liabilities	933,905	1,000,121
Working capital revolving credit facility-less current portion	100,000	100,000
Revolving credit facility	124,800	167,000
Senior notes	1,231,996	1,186,723
Lease liability-less current portion	274,134	251,745
Environmental liabilities-less current portion	89,034	91,367
Financing obligations	130,972	134,475
Deferred tax liabilities	64,523	63,548
Other long-term liabilities	68,436	76,606
Total liabilities	3,017,800	3,071,585
Partners’ equity
Series B preferred limited partners (3,000,000 units issued and outstanding at September 30, 2025 and December 31, 2024)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,825,839 outstanding at September 30, 2025 and 33,995,563 units issued and 33,668,256 outstanding at December 31, 2024)	606,726	641,218
General partner interest (0.67% interest with 230,303 equivalent units outstanding at September 30, 2025 and December 31, 2024)	3,453	3,090
Total partners’ equity	682,484	716,613
Total liabilities and partners’ equity	$3,700,284	$3,788,198

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales	$4,694,416	$4,422,238	$13,913,538	$12,977,328
Cost of sales	4,423,048	4,136,189	13,114,567	12,188,260
Gross profit	271,368	286,049	798,971	789,068
Costs and operating expenses:
Selling, general and administrative expenses	76,289	70,495	224,781	212,646
Operating expenses	132,505	137,126	394,883	387,235
Amortization expense	1,275	2,288	4,063	6,146
Net gain on sale and disposition of assets	(136)	(7,805)	(2,355)	(10,609)
Long-lived asset impairment	20	492	231	492
Total costs and operating expenses	209,953	202,596	621,603	595,910
Operating income	61,415	83,453	177,368	193,158
Other income (loss) and (expense):
Income (loss) from equity method investments	655	(147)	3,071	(1,872)
Interest expense	(33,316)	(35,129)	(103,878)	(100,356)
Loss on early extinguishment of debt	(176)	—	(2,971)	—
Income before income tax benefit (expense)	28,578	48,177	73,590	90,930
Income tax benefit (expense)	447	(2,255)	(671)	(4,461)
Net income	29,025	45,922	72,919	86,469
Less: General partner’s interest in net income, including incentive distribution rights	4,799	4,118	13,826	11,056
Less: Preferred limited partner interest in net income	1,781	1,781	5,343	7,794
Less: Redemption of Series A preferred limited partner units	—	—	—	2,634
Net income attributable to common limited partners	$22,445	$40,023	$53,750	$64,985
Basic net income per common limited partner unit	$0.66	$1.18	$1.59	$1.92
Diluted net income per common limited partner unit	$0.66	$1.17	$1.57	$1.90
Basic weighted average common limited partner units outstanding	33,874	33,781	33,893	33,884
Diluted weighted average common limited partner units outstanding	34,157	34,193	34,239	34,255

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$29,025	$45,922	$72,919	$86,469
Other comprehensive income:
Change in pension liability	—	990	—	76
Total other comprehensive income	—	990	—	76
Comprehensive income	$29,025	$46,912	$72,919	$86,545

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$72,919	$86,469
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	107,265	103,505
Amortization of deferred financing fees	5,593	5,576
Bad debt expense	1,091	16
Unit-based compensation expense	10,139	11,432
Write-off of financing fees	—	1,440
Net gain on sale and disposition of assets	(2,355)	(10,609)
Long-lived asset impairment	231	492
(Income) loss from equity method investments	(3,071)	1,872
Dividends received on equity method investments	477	204
Loss on early extinguishment of debt	2,971	—
Changes in operating assets and liabilities:
Accounts receivable	(49,982)	79,850
Accounts receivable-affiliate	1,199	2,035
Inventories	115,018	(105,314)
Broker margin deposits	(464)	(5,703)
Prepaid expenses, all other current assets and other assets	3,649	6,368
Accounts payable	(23,632)	(194,239)
Trustee taxes payable	(3,266)	2,124
Change in derivatives	12,928	(10,303)
Accrued expenses, all other current liabilities and other long-term liabilities	(66,954)	(10,862)
Net cash provided by (used in) operating activities	183,756	(35,647)
Cash flows from investing activities
Acquisition of terminals	—	(215,000)
Equity method investments	(24,916)	(13,884)
Capital expenditures	(52,657)	(56,497)
Seller note issuances, net	531	(7,938)
Dividends received of equity method investments	7,746	16,879
Proceeds from sale of property and equipment, net	4,493	46,071
Net cash used in investing activities	(64,803)	(230,369)
Cash flows from financing activities
Net borrowings from working capital revolving credit facility	11,100	202,400
Net payments on revolving credit facility	(42,200)	(203,000)
Proceeds from senior notes, net	441,208	441,301
Repayment of senior notes	(400,000)	—
Redemption of Series A preferred units	—	(69,000)
Repurchase of common units	(7,371)	(11,161)
LTIP units withheld for tax obligations	(13,439)	(1,818)
Distribution equivalent rights	(4,017)	(566)
Distributions to limited partners and general partner	(94,510)	(91,215)
Net cash (used in) provided by financing activities	(109,229)	266,941
Cash and cash equivalents
Increase in cash and cash equivalents	9,724	925
Cash and cash equivalents at beginning of period	8,208	19,642
Cash and cash equivalents at end of period	$17,932	$20,567
Supplemental information
Cash paid during the period for interest	$107,256	$87,650

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series B
	Preferred	Common	General	Total
	Limited	Limited	Partner	Partners’
Three and nine months ended September 30, 2025	Partners	Partners	Interest	Equity
Balance at December 31, 2024	$72,305	$641,218	$3,090	$716,613
Net income	1,781	12,491	4,412	18,684
Distributions to limited partners and general partner	(1,781)	(25,157)	(4,326)	(31,264)
Unit-based compensation	—	3,455	—	3,455
Repurchase of common units	—	(532)	—	(532)
LTIP units withheld for tax obligations	—	(10,810)	—	(10,810)
Distribution equivalent rights	—	(829)	—	(829)
Dividends on repurchased units	—	179	—	179
Balance at March 31, 2025	$72,305	$620,015	$3,176	$695,496
Net income	1,781	18,814	4,615	25,210
Distributions to limited partners and general partner	(1,781)	(25,327)	(4,488)	(31,596)
Unit-based compensation	—	3,324	—	3,324
Repurchase of common units	—	(3,025)	—	(3,025)
LTIP units withheld for tax obligations	—	(2,629)	—	(2,629)
Distribution equivalent rights	—	(502)	—	(502)
Dividends on repurchased units	—	27	—	27
Balance at June 30, 2025	$72,305	$610,697	$3,303	$686,305
Net income	1,781	22,445	4,799	29,025
Distributions to limited partners and general partner	(1,781)	(25,497)	(4,649)	(31,927)
Unit-based compensation	—	3,360	—	3,360
Repurchase of common units	—	(3,814)	—	(3,814)
Distribution equivalent rights	—	(536)	—	(536)
Dividends on repurchased units	—	71	—	71
Balance at September 30, 2025	$72,305	$606,726	$3,453	$682,484

	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
Three and nine months ended September 30, 2024	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2023	$67,476	$72,305	$658,670	$1,828	$381	$800,660
Net income (loss)	2,135	1,781	(12,654)	3,136	—	(5,602)
Distributions to limited partners and general partner	(2,135)	(1,781)	(23,797)	(3,037)	—	(30,750)
Unit-based compensation	—	—	2,596	—	—	2,596
Other comprehensive loss	—	—	—	—	(584)	(584)
LTIP units withheld for tax obligations	—	—	(1,818)	—	—	(1,818)
Distribution equivalent rights	—	—	(519)	—	—	(519)
Dividends on repurchased units	—	—	21	—	—	21
Balance at March 31, 2024	67,476	$72,305	$622,499	$1,927	(203)	$764,004
Redemption of preferred units	(66,366)	—	(2,634)	—	—	(69,000)
Net income	316	1,781	40,250	3,802	—	46,149
Distributions to limited partners and general partner	(1,426)	(1,781)	(24,137)	(3,359)	—	(30,703)
Unit-based compensation	—	—	4,115	—	—	4,115
Other comprehensive loss	—	—	—	—	(330)	(330)
Repurchase of common units	—	—	(7,902)	—	—	(7,902)
Distribution equivalent rights	—	—	(777)	—	—	(777)
Dividends on repurchased units	—	—	19	—	—	19
Balance at June 30, 2024	$—	$72,305	$631,433	$2,370	$(533)	$705,575
Net income	—	1,781	40,023	4,118	—	45,922
Distributions to limited partners and general partner	—	(1,781)	(24,477)	(3,682)	—	(29,940)
Unit-based compensation	—	—	4,721	—	—	4,721
Other comprehensive income	—	—	—	—	990	990
Repurchase of common units	—	—	(3,259)	—	—	(3,259)
Distribution equivalent rights	—	—	(825)	—	—	(825)
Dividends on repurchased units	—	—	138	—	—	138
Balance at September 30, 2024	$—	$72,305	$647,754	$2,806	$457	$723,322

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. The Partnership is one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of September 30, 2025, the Partnership had a portfolio of 1,540 owned, leased and/or supplied gasoline stations, including 290 directly operated convenience stores, primarily in the Northeast, as well as 67 gasoline stations located in Texas that are operated or supplied by the Partnership’s joint venture, Spring Partners Retail LLC (“SPR”). The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

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

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of September 30, 2025, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 5,938,539 common units, and the General Partner held 169,724 common units on behalf of the Partnership pursuant to its repurchase program for future Long-Term Incentive Plan (“LTIP”) obligations, representing in the aggregate a 18.0% limited partner interest.

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

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2025. The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Information Related to Lessee Lease Arrangements

The following table presents supplemental information related to leases for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$61,183	$63,788
Right-of-use assets obtained in exchange for new lease liabilities	$65,386	$101,468

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	69%	70%	66%	67%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	28%	27%	31%	30%
Convenience store and prepared food sales, rental income and sundries	3%	3%	3%	3%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Wholesale segment	26%	22%	29%	24%
Gasoline Distribution and Station Operations segment	72%	75%	69%	73%
Commercial segment	2%	3%	2%	3%
Total	100%	100%	100%	100%

See Note 13, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and nine months ended September 30, 2025 and 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.     Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended September 30, 2025
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$783,399	$1,126,839	$202,785	$2,113,023
Station operations	—	130,449	—	130,449
Total revenue from contracts with customers	783,399	1,257,288	202,785	2,243,472
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	2,333,194	—	95,064	2,428,258
Revenue from leases	1,229	21,457	—	22,686
Total other sales	2,334,423	21,457	95,064	2,450,944
Total sales	$3,117,822	$1,278,745	$297,849	$4,694,416

	Three Months Ended September 30, 2024
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$544,210	$1,269,955	$192,661	$2,006,826
Station operations	—	129,576	—	129,576
Total revenue from contracts with customers	544,210	1,399,531	192,661	2,136,402
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	2,179,349	—	84,469	2,263,818
Revenue from leases	651	21,367	—	22,018
Total other sales	2,180,000	21,367	84,469	2,285,836
Total sales	$2,724,210	$1,420,898	$277,130	$4,422,238

	Nine Months Ended September 30, 2025
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$2,326,202	$3,209,397	$616,092	$6,151,691
Station operations	—	351,031	—	351,031
Total revenue from contracts with customers	2,326,202	3,560,428	616,092	6,502,722
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	7,111,324	—	232,660	7,343,984
Revenue from leases	3,232	63,600	—	66,832
Total other sales	7,114,556	63,600	232,660	7,410,816
Total sales	$9,440,758	$3,624,028	$848,752	$13,913,538

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2024
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$2,001,437	$3,683,780	$567,886	$6,253,103
Station operations	—	367,864	—	367,864
Total revenue from contracts with customers	2,001,437	4,051,644	567,886	6,620,967
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	6,022,577	—	268,780	6,291,357
Revenue from leases	2,232	62,772	—	65,004
Total other sales	6,024,809	62,772	268,780	6,356,361
Total sales	$8,026,246	$4,114,416	$836,666	$12,977,328

Contract Balances

A receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets, is recognized in the period the Partnership provides services when its right to consideration is unconditional. In contrast, a contract asset will be recognized when the Partnership has fulfilled a contract obligation but must perform other obligations before being entitled to payment. The Partnership had no significant contract assets at both September 30, 2025 and December 31, 2024.

The nature of the receivables related to revenue from contracts with customers and other revenue, as well as contract assets, are the same, given they are related to the same customers and have the same risk profile and securitization. Payment terms on invoiced amounts are typically 2 to 30 days.

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both September 30, 2025 and December 31, 2024.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Distillates: home heating oil, diesel and kerosene	$165,068	$234,486
Gasoline	202,070	222,092
Gasoline blendstocks	48,380	50,870
Residual oil	31,822	55,908
Renewable identification numbers (RINs)	2,891	3,313
Convenience store inventory	28,280	27,403
Total	$478,511	$594,072

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $0.5 million and $1.6 million at September 30, 2025 and December 31, 2024, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $23.2 million and $13.1 million at September 30, 2025 and December 31, 2024, respectively. Exchange transactions are valued using current carrying costs.

Note 4.    Goodwill

Goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment, was $421.9 million at both September 30, 2025 and December 31, 2024. There were no changes to goodwill during the nine months ended September 30, 2025.

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Buildings and improvements	$1,993,554	$1,948,849
Land	682,649	678,687
Fixtures and equipment	61,789	56,700
Idle plant assets	30,500	30,500
Construction in process	60,250	71,436
Capitalized internal use software	37,465	33,846
Total property and equipment	2,866,207	2,820,018
Less accumulated depreciation	1,212,283	1,113,413
Total	$1,653,924	$1,706,605

Property and equipment includes retail gasoline station assets held for sale of $5.3 million and $5.2 million at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, the Partnership had a $37.4 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both September 30, 2025 and December 31, 2024.

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

Evaluation of Long-Lived Asset Impairment

The Partnership recognized an immaterial impairment charge relating to construction in process assets allocated to the GDSO segment for the three months ended September 30, 2025 and $0.2 million for the nine months ended September 30, 2025. The Partnership recognized impairment charges relating to certain right of use assets and construction in process assets allocated to the GDSO segment in the total amount of $0.5 million for each of the three and nine months ended September 30, 2024. These impairment charges are included in long-lived asset impairment in the accompanying consolidated statements of operations.

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

As of September 30, 2025, there were two facilities under the Credit Agreement:

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The average interest rates for the Credit Agreement were 6.6% and 7.6% for the three months ended September 30, 2025 and 2024, respectively, and 6.6% and 7.6% for the nine months ended September 30, 2025 and 2024, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at September 30, 2025, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $100.0 million over the next twelve months.

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	September 30,	December 31,
	2025	2024
Total available commitments	$1,500,000	$1,550,000

Working capital revolving credit facility-current portion	140,600	129,500
Working capital revolving credit facility-less current portion	100,000	100,000
Revolving credit facility	124,800	167,000
Total borrowings outstanding	365,400	396,500

Less outstanding letters of credit	64,900	100,200

Total remaining availability for borrowings and letters of credit (1)	$1,069,700	$1,053,300
(1)	Subject to borrowing base limitations.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at September 30, 2025.

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the Credit Agreement.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Borrowings from working capital revolving credit facility	$2,032,600	$1,896,200
Payments on working capital revolving credit facility	(2,021,500)	(1,693,800)
Net borrowings from working capital revolving credit facility	$11,100	$202,400
Borrowings from revolving credit facility	$39,700	$218,800
Payments on revolving credit facility	(81,900)	(421,800)
Net payments on revolving credit facility	$(42,200)	$(203,000)

Senior Notes

The Partnership had 6.875% senior notes due 2029, 8.250% senior notes due 2032 and 7.125% senior notes due 2033 (discussed below) outstanding at September 30, 2025. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the 6.875% senior notes due 2029 and the 8.250% senior notes due 2032.

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

On June 23, 2025, the Partnership redeemed $360.3 million of the 2027 Notes, and the Issuers delivered a Notice of Full Redemption to Regions Bank, as trustee, for all of the outstanding 2027 Notes not purchased in the tender offer. On August 1, 2025, the Partnership redeemed the remaining portion of the 2027 Notes in the amount of $39.7 million.

As a result of the redemption of all $400.0 million of the 2027 Notes, the Partnership recorded a loss from early extinguishment of debt of $0.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively. This loss consists of a non-cash write-off of a portion of the remaining unamortized original issue discount of $0.2 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, and a cash call premium of $0 and $1.1 million for the three and nine months ended September 30, 2025, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Financing Obligations

The Partnership had financing obligations outstanding at September 30, 2025 and December 31, 2024 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on these financial obligations.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2025, the Partnership capitalized additional financing fees of $17.2 million, consisting of $8.8 million in connection with the issuance of the 2033 Notes and $8.4 million in connection with the Eleventh Amendment. These expenses are included in interest expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2025. The Partnership had unamortized deferred financing fees of $29.6 million and $19.9 million at September 30, 2025 and December 31, 2024, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $11.2 million and $6.2 million at September 30, 2025 and December 31, 2024, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $18.0 million and $13.3 million at September 30, 2025 and December 31, 2024, respectively. Unamortized fees related to the Partnership’s sale-leaseback transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.4 million at both September 30, 2025 and December 31, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense of $1.9 million for each of the three months ended September 30, 2025 and 2024, and $5.6 million for each of the nine months ended September 30, 2025 and 2024 is included in interest expense in the accompanying consolidated statements of operations.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at September 30, 2025:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	68,782	Thousands of barrels
Short	(70,403)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	9,832	Thousands of barrels
Short	(7,123)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2025	2024	2025	2024
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(398)	$10,028	$20,727	$13,422
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$3,622	$(11,003)	$(20,997)	$(17,608)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives not designated as	Recognized in	September 30,		September 30,
hedging instruments	Income on Derivatives	2025	2024	2025	2024
Commodity contracts	Cost of sales	$10,608	$2,706	$666	$2,456

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at September 30, 2025 and December 31, 2024 (in thousands):

		September 30, 2025
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$1,647	$45,731	$47,378
Forward derivative contracts (1)	Derivative assets	—	8,183	8,183
Total asset derivatives		$1,647	$53,914	$55,561

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(30,133)	$(30,133)
Forward derivative contracts (1)	Derivative liabilities	—	(13,506)	(13,506)
Total liability derivatives		$—	$(43,639)	$(43,639)

		December 31, 2024
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(9,355)	$38,483	$29,128
Forward derivative contracts (1)	Derivative assets	—	13,710	13,710
Total asset derivatives		$(9,355)	$52,193	$42,838

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(30,936)	$(30,936)
Forward derivative contracts (1)	Derivative liabilities	—	(6,105)	(6,105)
Total liability derivatives		$—	$(37,041)	$(37,041)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value at September 30, 2025
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$8,183	$—	$8,183
Exchange-traded/cleared derivative instruments (2)	17,245	—	3,354	20,599
Total assets	$17,245	$8,183	$3,354	$28,782

Liabilities:
Forward derivative contracts (1)	$—	$(13,506)	$—	$(13,506)

	Fair Value at December 31, 2024
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$13,710	$—	$13,710
Exchange-traded/cleared derivative instruments (2)	(1,808)	—	21,943	20,135
Pension plans	3,936	—	—	3,936
Total assets	$2,128	$13,710	$21,943	$37,781

Liabilities:
Forward derivative contracts (1)	$—	$(6,105)	$—	$(6,105)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	September 30, 2025		December 31, 2024
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$—	$—	$400,000	$400,500
6.875% senior notes due 2029	$350,000	$352,625	$350,000	$347,813
8.250% senior notes due 2032	$450,000	$474,187	$450,000	$464,063
7.125% senior notes due 2033	$450,000	$460,125	$—	$—

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

Note 9.    Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2025 (in thousands):

	Balance at		Other	Balance at
	December 31,	Payments	Adjustments	September 30,
Environmental Liability Related to:	2024	2025	2025	2025
Retail gasoline stations	$58,344	$(2,316)	$1,019	$57,047
Terminals	40,727	(1,063)	27	39,691
Total environmental liabilities	$99,071	$(3,379)	$1,046	$96,738
Current portion	$7,704			$7,704
Long-term portion	91,367			89,034
Total environmental liabilities	$99,071			$96,738

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

The Partnership recognized income of $0.4 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, which is included in income (loss) from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $13.8 million at September 30, 2025 which is included in equity method investments in the accompanying consolidated balance sheet.

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

The Partnership recognized $0 for each of the three months ended September 30, 2025 and 2024, and $0 and income of $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in income (loss) from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $22.1 million and $17.2 million at September 30, 2025 and December 31, 2024, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 5, 2023, Landco completed the purchase of the Project Site. In addition, the Partnership provided certain financial guarantees of Everett’s performance pursuant to a Terminal Demolition and Remediation Responsibilities Agreement (“TDRRA”) between Landco and ExxonMobil (the “Remediation Guaranty”). The Remediation Guaranty was executed at the closing of the Project Site purchase, concurrently with Landco’s execution of the TDRRA. The Remediation Guaranty was provided to ExxonMobil to provide security for Landco’s obligations to perform and complete the demolition and remediation responsibilities set forth in the TDRRA. The maximum amount of financial assurances liability of the Partnership under the Remediation Guaranty is $75.0 million (the “Guaranty Threshold”). The Guaranty Threshold will be reduced on a dollar-for-dollar basis as Landco undertakes demolition and remediation activities under the TDRRA. Through September 30, 2025, Everett expended $46.2 million on such demolition and remediation activities, which reduced the Guaranty Threshold to $28.8 million.

The Partnership received financial assurances from the Everett Investor and certain of its affiliates that allow the Partnership to recover 70% of any amounts paid under the Remediation Guaranty, up to $52.5 million. The Partnership’s loss exposure for the Everett investment is limited to the Partnership’s investment in the joint venture and any amounts due under the Remediation Guaranty. The Partnership recognized its performance obligation under the Remediation Guaranty at fair value, which was immaterial at both September 30, 2025 and December 31, 2024.

Spring Partners Retail LLC

On March 1, 2023, the Partnership entered into a Limited Liability Company Agreement, as amended (the “SPR LLC Agreement”) of SPR, a Delaware limited liability company formed as a joint venture with ExxonMobil for the purpose of engaging in the business of operating retail locations in the state of Texas and such other states as may be approved by SPR’s board of managers. In accordance with the SPR LLC Agreement, the Partnership invested $69.5 million in cash for a 49.99% ownership interest. ExxonMobil has the remaining 50.01% ownership interest in SPR. SPR is managed by a two-person board of managers, one of whom is designated by the Partnership. The day-to-day activities of SPR are operated by SPR Operator, a wholly owned subsidiary of the Partnership. SPR Operator provides administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for an annual fixed fee.

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

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. The portfolio included 67 sites as of September 30, 2025.

The Partnership recognized income (loss) of $0.2 million and ($0.1 million) for the three months ended September 30, 2025 and 2024, respectively, and $1.1 million and ($2.1 million) for the nine months ended September 30, 2025 and 2024, respectively, which is included in income (loss) from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $76.6 million and $75.5 million at September 30, 2025 and December 31, 2024, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

Note 11.    Related Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of September 30, 2025, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—Affiliates of the Slifka family own 100% of the ownership interests in the General Partner. The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $56.1 million and $55.1 million for the three months ended September 30, 2025 and 2024, respectively, and $188.9 million and $165.4 million for the nine months ended September 30, 2025 and 2024, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan.

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 10). Pursuant to this agreement, certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. The Partnership received $0.7 million and $0.8 million from SPR associated with the operations and management agreement for the three months ended September 30, 2025 and 2024, respectively, and $1.9 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees, which amounted to $3.4 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively, and $10.3 million and $13.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Accounts receivable–affiliates consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Receivables from the General Partner (1)	$3,633	$5,156
Receivables from Spring Partners Retail LLC (2)	1,418	1,094
Total	$5,051	$6,250
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	Receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pursuant to the terms of the purchase agreement the Partnership entered into with affiliates of the Slifka family (the “Initial Sellers”), related parties, in 2015 to acquire the Revere Terminal, the Initial Sellers were entitled to an amount equal to fifty percent of the net proceeds (as defined in the 2015 purchase agreement) (the “Initial Sellers Share”) from the sale of the Revere Terminal. At the time of the 2022 closing, the preliminary calculation of the Initial Sellers Share was $44.3 million, which amount was subject to future revisions.

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s then current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, was expected to occur upon the expiration of such storage contract. The Partnership recorded $0 and $21.5 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

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

Note 12.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At September 30, 2025, there were 33,995,563 common units issued, including 5,938,539 common units held by affiliates of the General Partner, including directors and executive officers, and 169,724 common units held by the General Partner on behalf of the Partnership pursuant to its repurchase program for future LTIP obligations, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There were no changes to common units or the general partner interest during the three and nine months ended September 30, 2025.

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

Series B Preferred Units

At September 30, 2025, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit outstanding. There were no changes to the Series B Preferred Units during the three and nine months ended September 30, 2025.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership paid the following cash distributions to common unitholders during 2025 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2025 (1)	12/31/24	$0.7400	$25,157	$198	$4,128	$29,483
5/15/2025 (1)	03/31/25	0.7450	25,327	201	4,287	29,815
8/14/2025 (1)	06/30/25	0.7500	25,497	203	4,446	30,146
(1)	This distribution resulted in the Partnership exceeding its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on October 28, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.7550 per unit ($3.02 per unit on an annualized basis) on all of its outstanding common units for the period from July 1, 2025 through September 30, 2025. On November 14, 2025, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 10, 2025.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership paid the following cash distributions on the Series B Preferred Units during 2025 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/18/2025	11/15/24 - 2/14/25	$0.59375	$1,781
5/15/2025	2/15/25 - 5/14/25	0.59375	1,781
8/15/2025	5/15/25 - 8/14/25	0.59375	1,781

On October 14, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from August 15, 2025 through November 14, 2025. This distribution will be payable on November 17, 2025 to holders of record as of the opening of business on November 3, 2025.

Note 13.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$2,088,003	$1,790,302	$5,948,695	$4,909,560
Distillates and other oils (1)	1,029,819	933,908	3,492,063	3,116,686
Total	$3,117,822	$2,724,210	$9,440,758	$8,026,246
Product margin
Gasoline and gasoline blendstocks	$61,480	$43,024	$177,443	$143,197
Distillates and other oils (1)	16,499	28,118	85,908	69,230
Total	$77,979	$71,142	$263,351	$212,427
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,126,839	$1,269,955	$3,209,397	$3,683,780
Station operations (2)	151,906	150,943	414,631	430,636
Total	$1,278,745	$1,420,898	$3,624,028	$4,114,416
Product margin
Gasoline	$144,763	$164,122	$408,430	$433,065
Station operations (2)	74,132	73,590	206,216	213,831
Total	$218,895	$237,712	$614,646	$646,896
Commercial Segment:
Sales	$297,849	$277,130	$848,752	$836,666
Product margin	$6,998	$9,509	$20,248	$22,699
Combined sales and Product margin:
Sales	$4,694,416	$4,422,238	$13,913,538	$12,977,328
Product margin (3)	$303,872	$318,363	$898,245	$882,022
Depreciation allocated to cost of sales	(32,504)	(32,314)	(99,274)	(92,954)
Combined gross profit	$271,368	$286,049	$798,971	$789,068
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Station operations consist of convenience store and prepared food sales, rental income and sundries.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 119 million gallons and 122 million gallons of the GDSO segment’s sales for the three months ended September 30, 2025 and 2024, respectively, and 345 million gallons and 342 million gallons of the GDSO segment’s sales for the nine months ended September 30, 2025 and 2024, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

The following tables provide the Partnership’s significant segment operating expenses for each reportable segment, as well as a reconciliation of the totals reported for the reportable segments to the applicable line items in the accompanying consolidated financial statements for the periods presented (in thousands):

	Three Months Ended September 30, 2025
	Wholesale	GDSO	Commercial	Consolidated
Sales	$3,117,822	$1,278,745	$297,849	$4,694,416
Cost of products	3,039,843	1,059,850	290,851	4,390,544
Product margin	77,979	218,895	6,998	303,872
Operating expenses allocated to operating segments:
Wages and benefits (1)	11,142	30,593	—	41,735
Occupancy costs (2)	5,577	27,065	—	32,642
Transactional operating costs (3)	—	24,114	—	24,114
Maintenance (4)	13,152	10,610	—	23,762
Other segment operating expenses	4,499	5,753	—	10,252
Total operating expenses allocated to operating segments	$34,370	$98,135	$—	132,505
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				32,504
Selling, general and administrative expenses				76,289
Amortization expense				1,275
Net gain on sale and disposition of assets				(136)
Long-lived asset impairment				20
Total operating expenses not allocated to operating expenses				109,952
Operating income				61,415
Income from equity method investments				655
Interest expense				(33,316)
Loss on early extinguishment of debt				(176)
Income tax benefit				447
Net income				$29,025
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2024
	Wholesale	GDSO	Commercial	Consolidated
Sales	$2,724,210	$1,420,898	$277,130	$4,422,238
Cost of products	2,653,068	1,183,186	267,621	4,103,875
Product margin	71,142	237,712	9,509	318,363
Operating expenses allocated to operating segments:
Wages and benefits (1)	11,402	30,457	—	41,859
Occupancy costs (2)	6,164	26,939	—	33,103
Transactional operating costs (3)	—	24,991	—	24,991
Maintenance (4)	16,461	10,894	—	27,355
Other segment operating expenses	4,348	5,470	—	9,818
Total operating expenses allocated to operating segments	$38,375	$98,751	$—	137,126
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				32,314
Selling, general and administrative expenses				70,495
Amortization expense				2,288
Net gain on sale and disposition of assets				(7,805)
Long-lived asset impairment				492
Total operating expenses not allocated to operating expenses				97,784
Operating income				83,453
Loss from equity method investments				(147)
Interest expense				(35,129)
Income tax expense				(2,255)
Net income				$45,922
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2025
	Wholesale	GDSO	Commercial	Consolidated
Sales	$9,440,758	$3,624,028	$848,752	$13,913,538
Cost of products	9,177,407	3,009,382	828,504	13,015,293
Product margin	263,351	614,646	20,248	898,245
Operating expenses allocated to operating segments:
Wages and benefits (1)	34,005	89,466	—	123,471
Occupancy costs (2)	16,885	80,565	—	97,450
Transactional operating costs (3)	—	67,462	—	67,462
Maintenance (4)	43,883	33,650	—	77,533
Other segment operating expenses	13,202	15,765	—	28,967
Total operating expenses allocated to operating segments	$107,975	$286,908	$—	394,883
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				99,274
Selling, general and administrative expenses				224,781
Amortization expense				4,063
Net gain on sale and disposition of assets				(2,355)
Long-lived asset impairment				231
Total operating expenses not allocated to operating expenses				325,994
Operating income				177,368
Income from equity method investments				3,071
Interest expense				(103,878)
Loss on early extinguishment of debt				(2,971)
Income tax expense				(671)
Net income				$72,919
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2024
	Wholesale	GDSO	Commercial	Consolidated
Sales	$8,026,246	$4,114,416	$836,666	$12,977,328
Cost of products	7,813,819	3,467,520	813,967	12,095,306
Product margin	212,427	646,896	22,699	882,022
Operating expenses allocated to operating segments:
Wages and benefits (1)	33,318	92,035	—	125,353
Occupancy costs (2)	17,289	78,767	—	96,056
Transactional operating costs (3)	—	70,222	—	70,222
Maintenance (4)	35,275	32,603	—	67,878
Other segment operating expenses	11,919	15,807	—	27,726
Total operating expenses allocated to operating segments	$97,801	$289,434	$—	387,235
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				92,954
Selling, general and administrative expenses				212,646
Amortization expense				6,146
Net gain on sale and disposition of assets				(10,609)
Long-lived asset impairment				492
Total operating expenses not allocated to operating expenses				301,629
Operating income				193,158
Loss from equity method investments				(1,872)
Interest expense				(100,356)
Income tax expense				(4,461)
Net income				$86,469
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and nine months ended September 30, 2025 and 2024.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale segment, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at September 30, 2025 and December 31, 2024 (in thousands):

	Wholesale	GDSO	Commercial	Unallocated (1)	Total
September 30, 2025	$1,202,178	$1,830,074	$—	$668,032	$3,700,284
December 31, 2024	$1,333,102	$1,859,417	$—	$595,679	$3,788,198
(1)	Includes the Partnership’s equity method investments (see Note 10).

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

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2025 and December 31, 2024 excludes 169,724 and 327,307 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$29,025	$24,226	$4,799	$—	$45,922	$41,804	$4,118	$—
Declared distribution	$30,477	$25,667	$205	$4,605	$28,821	$24,817	$194	$3,810
Assumed allocation of undistributed net (loss) income	(1,452)	(1,441)	(11)	—	17,101	16,987	114	—
Assumed allocation of net income	$29,025	$24,226	$194	$4,605	$45,922	$41,804	$308	$3,810
Less: Preferred limited partner interest in net income		1,781				1,781
Net income attributable to common limited partners		$22,445				$40,023
Denominator:
Basic weighted average common units outstanding		33,874				33,781
Dilutive effect of phantom units		283				412
Diluted weighted average common units outstanding		34,157				34,193
Basic net income per common limited partner unit		$0.66				$1.18
Diluted net income per common limited partner unit		$0.66				$1.17

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$72,919	$59,093	$13,826	$—	$86,469	$75,413	$11,056	$—
Declared distribution	$90,438	$76,491	$609	$13,338	$84,476	$73,431	$568	$10,477
Assumed allocation of undistributed net (loss) income	(17,519)	(17,398)	(121)	—	1,993	1,982	11	—
Assumed allocation of net income	$72,919	$59,093	$488	$13,338	$86,469	$75,413	$579	$10,477
Less: Preferred limited partner interest in net income		5,343				7,794
Less: Redemption of Series A preferred limited partner units		—				2,634
Net income attributable to common limited partners		$53,750				$64,985
Denominator:
Basic weighted average common units outstanding		33,893				33,884
Dilutive effect of phantom units		346				371
Diluted weighted average common units outstanding		34,239				34,255
Basic net income per common limited partner unit		$1.59				$1.92
Diluted net income per common limited partner unit		$1.57				$1.90

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2024, a petition was filed against the Partnership’s joint venture, SPR, and the Partnership’s wholly owned subsidiary, SPR Operator, in the District Court of Harris County, Texas, alleging, among other things, the wrongful death of a customer at a retail site in Houston, Texas. On October 22, 2025, the plaintiffs executed a confidential settlement agreement disposing of all claims and causes of actions asserted by the plaintiffs against the defendants in this litigation, subject to and conditioned upon full receipt by the plaintiffs of the settlement funds in accordance with the terms of the settlement agreement.

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

Note 17.    Subsequent Events

Distribution to Common Unitholders—On October 28, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.7550 per unit ($3.02 per unit on an annualized basis) for the period from July 1, 2025 through September 30, 2025. On November 14, 2025, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 10, 2025.

Distribution to Series B Preferred Unitholders—On October 14, 2025, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Series B Preferred Units, covering the period from August 15, 2025 through November 14, 2025. This distribution will be payable on November 17, 2025 to holders of record as of the opening of business on November 3, 2025.

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

●Our businesses could be affected by a range of issues, such as changes in demand, commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, tariffs and other controls on imports or exports, changes in refiner demand, weekly and monthly refinery output levels, changes in the rate of inflation or deflation, changes in local, domestic and worldwide inventory levels, a prolonged government shutdown, changes in health, safety and environmental regulations, including, without limitation, those related to climate change, additional government regulations related to the products we sell, failure to obtain permits, amend existing permits for expansion and/or to address changes to our assets and underlying operations, or renew existing permits on terms favorable to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of refined products, gasoline blendstocks, renewable fuels, propane and crude oil.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of September 30, 2025, we had a portfolio of 1,540 owned, leased and/or supplied gasoline stations, including 290 directly operated convenience stores, primarily in the Northeast, as well as 67 gasoline stations located in Texas that are operated or supplied by our joint venture, Spring Partners Retail LLC (“SPR”). We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold $4.5 billion and $13.5 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three and nine months ended September 30, 2025, respectively. In addition, we had other revenues of $0.2 billion and $0.4 billion for the three and nine months ended September 30, 2025, respectively, from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

As of September 30, 2025, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	290
Commissioned agents	326
Lessee dealers	168
Contract dealers	756
Total (1)	1,540
(1)	Excludes 67 sites operated or supplied by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

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

●	We commit substantial resources to pursuing acquisitions and expending capital for growth projects, although there is no certainty that we will successfully complete any acquisitions or growth projects or receive the economic results we anticipate from completed acquisitions or growth projects. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, convenience stores and related businesses, and also consider organic growth projects. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. Many of these transactions involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control, which may materially alter the expected return associated with the underlying transaction. We may consummate transactions that we believe will be accretive but that ultimately may not be accretive.

●	We may not be able to realize expected returns or other anticipated benefits associated with our joint ventures. We are involved in three joint ventures accounted for using the equity method. We may not always be in complete alignment with our unaffiliated joint venture counterparties due to, for example, conflicting strategic objectives, change in control, change in market conditions or applicable laws, or other events. We may disagree on governance matters with respect to the respective joint venture or the jointly-owned assets and may be outvoted by our respective joint venture counterparty. Our joint venture arrangements may also require us to expend additional resources that could otherwise be directed to other areas of our business. As a result of such challenges, the anticipated benefits associated with our joint ventures may not be achieved and could negatively impact our results of operations.

●	The condition of credit markets may adversely affect our liquidity. In the past, world financial markets experienced a severe reduction in the availability of credit. Possible negative impacts in the future could include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties could require us to provide collateral. In addition, we could experience a tightening of trade credit from our suppliers.

●	We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics activities in transporting the petroleum products we purchase and sell. Disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon and could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, trucks and barges, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our business operations. These events could result in service disruptions and increased costs which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our businesses.

●	We have contractual obligations for certain transportation assets such as barges and railcars. A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets. Certain costs associated with our contractual obligations for certain transportation assets, such as barges and railcars, are fixed and do not vary with volumes transported. Should we experience a reduction in our logistics activities, costs

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$29,025	$45,922	$72,919	$86,469
EBITDA (1)(2)	$97,130	$119,059	$284,733	$294,791
Adjusted EBITDA (1)(2)	$98,798	$113,956	$288,216	$291,282
Distributable cash flow (3)(4)(5)	$52,980	$71,133	$150,642	$160,066
Adjusted distributable cash flow (3)(4)(5)	$53,289	$71,639	$152,111	$162,031
Wholesale Segment:
Volume (gallons)	1,399,596	1,185,784	4,322,115	3,330,664
Sales
Gasoline and gasoline blendstocks	$2,088,003	$1,790,302	$5,948,695	$4,909,560
Distillates and other oils (6)	1,029,819	933,908	3,492,063	3,116,686
Total	$3,117,822	$2,724,210	$9,440,758	$8,026,246
Product margin
Gasoline and gasoline blendstocks	$61,480	$43,024	$177,443	$143,197
Distillates and other oils (6)	16,499	28,118	85,908	69,230
Total	$77,979	$71,142	$263,351	$212,427
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	390,760	412,697	1,130,768	1,184,005
Sales
Gasoline	$1,126,839	$1,269,955	$3,209,397	$3,683,780
Station operations (7)	151,906	150,943	414,631	430,636
Total	$1,278,745	$1,420,898	$3,624,028	$4,114,416
Product margin
Gasoline	$144,763	$164,122	$408,430	$433,065
Station operations (7)	74,132	73,590	206,216	213,831
Total	$218,895	$237,712	$614,646	$646,896
Commercial Segment:
Volume (gallons)	149,152	122,648	415,814	362,795
Sales	$297,849	$277,130	$848,752	$836,666
Product margin	$6,998	$9,509	$20,248	$22,699
Combined sales and product margin:
Sales	$4,694,416	$4,422,238	$13,913,538	$12,977,328
Product margin (8)	$303,872	$318,363	$898,245	$882,022
Depreciation allocated to cost of sales	(32,504)	(32,314)	(99,274)	(92,954)
Combined gross profit	$271,368	$286,049	$798,971	$789,068

GDSO portfolio as of September 30, 2025 and 2024:	2025	2024
Company operated	290	306
Commissioned agents	326	312
Lessee dealers	168	177
Contract dealers	756	794
Total GDSO portfolio (9)	1,540	1,589

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weather conditions:
Normal heating degree days	96	96	3,750	3,781
Actual heating degree days	39	37	3,462	3,264
Variance from normal heating degree days	(59)%	(61)%	(8)%	(14)%
Variance from prior period actual heating degree days	5%	(34)%	6%	4%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	EBITDA and adjusted EBITDA include a loss on early extinguishment of debt of $0.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively, related to the redemption of the 2027 Notes (see “—Liquidity and Capital Resources—Senior Notes” for additional information).
(3)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(4)	Distributable cash flow and adjusted distributable cash flow include a net gain on sale and disposition of assets and long-lived asset impairment of $0.1 million and $7.3 million for the three months ended September 30, 2025 and 2024, respectively, and $2.1 million and $10.1 million for the nine months ended September 30, 2025 and 2024, respectively. Distributable cash flow also includes income (loss) of $0.2 million and ($0.1 million) for the three months ended September 30, 2025 and 2024, respectively, and $1.1 million and ($2.1 million) for the nine months ended September 30, 2025 and 2024, respectively, related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(5)	Distributable cash flow and adjusted distributable cash flow include a loss on early extinguishment of debt of $0.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively, related to the redemption of the 2027 Notes (see “—Liquidity and Capital Resources—Senior Notes” for additional information).
(6)	Distillates and other oils (primarily residual oil and crude oil).
(7)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(8)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(9)	Excludes 67 sites and 64 sites at September 30, 2025 and 2024, respectively, operated or supplied by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$29,025	$45,922	$72,919	$86,469
Depreciation and amortization	35,236	35,753	107,265	103,505
Interest expense	33,316	35,129	103,878	100,356
Income tax (benefit) expense	(447)	2,255	671	4,461
EBITDA (1)	97,130	119,059	284,733	294,791
Net gain on sale and disposition of assets	(136)	(7,805)	(2,355)	(10,609)
Long-lived asset impairment	20	492	231	492
(Income) loss from equity method investment (2)	(249)	147	(1,125)	2,076
EBITDA related to equity method investment (2)	2,033	2,063	6,732	4,532
Adjusted EBITDA (1)	$98,798	$113,956	$288,216	$291,282

Reconciliation of net cash provided by (used in) operating activities to EBITDA and adjusted EBITDA:
Net cash provided by (used in) operating activities	$19,026	$122,709	$183,756	$(35,647)
Net changes in operating assets and liabilities and certain non-cash items	45,235	(41,034)	(3,572)	225,621
Interest expense	33,316	35,129	103,878	100,356
Income tax (benefit) expense	(447)	2,255	671	4,461
EBITDA (1)	97,130	119,059	284,733	294,791
Net gain on sale and disposition of assets	(136)	(7,805)	(2,355)	(10,609)
Long-lived asset impairment	20	492	231	492
(Income) loss from equity method investment (2)	(249)	147	(1,125)	2,076
EBITDA related to equity method investment (2)	2,033	2,063	6,732	4,532
Adjusted EBITDA (1)	$98,798	$113,956	$288,216	$291,282
(1)	EBITDA and adjusted EBITDA include a loss on early extinguishment of debt of $0.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively, related to the redemption of the 2027 Notes (see “—Liquidity and Capital Resources—Senior Notes” for additional information).
(2)	Represents our proportionate share of income or loss, as applicable, and EBITDA related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Reconciliation of net income to distributable cash flow and adjusted distributable cash flow:
Net income	$29,025	$45,922	$72,919	$86,469
Depreciation and amortization	35,236	35,753	107,265	103,505
Amortization of deferred financing fees	1,935	1,872	5,593	5,576
Amortization of routine bank refinancing fees	(1,287)	(1,193)	(3,714)	(3,580)
Maintenance capital expenditures	(11,929)	(11,221)	(31,421)	(31,904)
Distributable cash flow (1)(2)(3)	52,980	71,133	150,642	160,066
(Income) loss from equity method investment (4)	(249)	147	(1,125)	2,076
Distributable cash flow from equity method investment (4)	558	359	2,594	(111)
Adjusted distributable cash flow (1)(2)(3)	53,289	71,639	152,111	162,031
Distributions to preferred unitholders (5)	(1,781)	(1,781)	(5,343)	(7,794)
Adjusted distributable cash flow after distributions to preferred unitholders	$51,508	$69,858	$146,768	$154,237

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash provided by (used in) operating activities	$19,026	$122,709	$183,756	$(35,647)
Net changes in operating assets and liabilities and certain non-cash items	45,235	(41,034)	(3,572)	225,621
Amortization of deferred financing fees	1,935	1,872	5,593	5,576
Amortization of routine bank refinancing fees	(1,287)	(1,193)	(3,714)	(3,580)
Maintenance capital expenditures	(11,929)	(11,221)	(31,421)	(31,904)
Distributable cash flow (1)(2)(3)	52,980	71,133	150,642	160,066
(Income) loss from equity method investment (4)	(249)	147	(1,125)	2,076
Distributable cash flow from equity method investment (4)	558	359	2,594	(111)
Adjusted distributable cash flow (1)(2)(3)	53,289	71,639	152,111	162,031
Distributions to preferred unitholders (5)	(1,781)	(1,781)	(5,343)	(7,794)
Adjusted distributable cash flow after distributions to preferred unitholders	$51,508	$69,858	$146,768	$154,237
(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow and adjusted distributable cash flow include a net gain on sale and disposition of assets and long-lived asset impairment of $0.1 million and $7.3 million for the three months ended September 30, 2025 and 2024, respectively, and $2.1 million and $10.1 million for the nine months ended September 30, 2025 and 2024, respectively. Distributable cash flow also includes income (loss) of $0.2 million and ($0.1 million) for the three months ended September 30, 2025 and 2024, respectively, and $1.1 million and ($2.1 million) for the nine months ended September 30, 2025 and 2024, respectively, related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(3)	Distributable cash flow and adjusted distributable cash flow include a loss on early extinguishment of debt of $0.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively, related to the redemption of the 2027 Notes (see “—Liquidity and Capital Resources—Senior Notes” for additional information).
(4)	Represents our proportionate share of income or loss, as applicable, and distributable cash flow related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(5)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. On April 15, 2024, all of the Series A Preferred Units were redeemed and are no longer outstanding (see Note 12 of Notes to Consolidated Financial Statements).

Results of Operations

Consolidated Sales

Our total sales were $4.7 billion and $4.4 billion for the three months ended September 30, 2025 and 2024, respectively, increasing $272.2 million, or 6%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our aggregate volume of product sold was 1.9 billion gallons and 1.7 billion gallons for the three months ended September 30, 2025 and 2024, respectively, increasing 218 million gallons from the prior-year period (consisting of increases of 214 million gallons and 26 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 22 million gallons in our GDSO segment).

Our total sales were $13.9 billion and $12.9 billion for the nine months ended September 30, 2025 and 2024, respectively, increasing $936.2 million, or 7%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our aggregate volume of product sold was 5.9 billion gallons and 4.9 billion gallons for the nine months ended September 30, 2025 and 2024, respectively, increasing 991 million gallons from the prior-year period (consisting of increases of 991 million gallons and 53 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 53 million gallons in our GDSO segment). The increases in our Wholesale segment sales and volume sold include the addition of four refined-product terminals we acquired from Gulf Oil Limited Partnership (“Gulf Oil”) in April 2024 and one liquid energy terminal in East Providence, Rhode Island we acquired from ExxonMobil Oil Corporation in November 2024 (collectively, the “Acquired Terminals”).

Gross Profit

Our gross profit was $271.4 million and $286.0 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $14.6 million, or 5%. In our Wholesale segment, our product margin from gasoline and gasoline blendstocks increased primarily due to more favorable market conditions in gasoline, while our product margin from distillates and other oils decreased due to less favorable market conditions in residual oil. In our GDSO segment, our gasoline distribution product margin decreased primarily due to lower fuel margins (cents per gallon), and our station operations product margin increased due in part to an increase in sundries. Our Commercial segment product margin decreased in part due to less favorable market conditions in bunkering.

Our gross profit was $799.0 million and $789.1 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $9.9 million, or 1%. Our Wholesale segment product margins increased primarily due to more favorable market conditions in gasoline and distillates, partially offset by less favorable market conditions in residual oil. In our GDSO segment, our gasoline distribution product margin decreased primarily due to lower fuel margins (cents per gallon), while our station operations product margin decreased due in part to the sales and conversions of certain company-operated sites and to a decrease in sundries. Our Commercial segment product margin decreased in part due to less favorable market conditions in bunkering. The increase in gross profit was partially offset by a $6.3 million increase in depreciation allocated to cost of sales.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $2.1 billion and $1.8 billion for the three months ended September 30, 2025 and 2024, respectively, increasing $297.7 million, or 17%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our gasoline and gasoline blendstocks product margin was $61.5 million and $43.0 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $18.5 million, or 43%, primarily due to more favorable market conditions in gasoline.

Sales from wholesale gasoline and gasoline blendstocks were $5.9 billion and $4.9 billion for the nine months ended September 30, 2025 and 2024, respectively, an increase of $1.0 billion, or 21%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our gasoline and gasoline blendstocks product margin was $177.4 million and $143.2 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of

$34.2 million, or 24%, primarily due to more favorable market conditions in gasoline compared to the same period in 2024. Our product margin also benefited from the addition of the Acquired Terminals.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil) were $1.0 billion and $0.9 billion for the three months ended September 30, 2025 and 2024, respectively, increasing $95.9 million, or 10%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our product margin from distillates and other oils was $16.5 million and $28.1 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $11.6 million, or 41%, primarily due to less favorable market conditions in residual oil.

Sales from distillates and other oils were $3.5 billion and $3.1 billion for the nine months ended September 30, 2025 and 2024, respectively, increasing $375.4 million, or 12%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our product margin from distillates and other oils was $86.0 million and $69.2 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $16.8 million, or 24%, primarily due to more favorable market conditions in distillates, partially offset by less favorable market conditions in residual oil.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.1 billion and $1.2 billion for the three months ended September 30, 2025 and 2024, respectively, decreasing $143.1 million, or 11%, primarily due to decreases in prices and in volume sold. Our product margin from gasoline distribution was $144.8 million and $164.1 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $19.3 million, or 12%, primarily due to lower fuel margins (cents per gallon) compared to the same period in 2024.

Sales from gasoline distribution were $3.2 billion and $3.7 billion for the nine months ended September 30, 2025 and 2024, respectively, decreasing $474.4 million, or 13%, primarily due to decreases in prices and in volume sold. Our product margin from gasoline distribution was $408.4 million and $433.1 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $24.7 million, or 6%, primarily due to lower fuel margins (cents per gallon) compared to the same period in 2024.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $151.9 million and $150.9 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $1.0 million, or 1%. Our product margin from station operations was $74.1 million and $73.6 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $0.5 million, or 1%, due in part to an increase in sundries.

Sales from our station operations were $414.6 million and $430.6 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $16.0 million, or 4%. Our product margin from station operations was $206.2 million and $213.8 million for the nine months ended September 30, 2025, respectively, a decrease of $7.6 million, or 4%. The decreases in sales and product margin are due in part to the sales and conversions of certain company-operated sites and to a decrease in sundries.

Results for Commercial Segment

Our commercial sales were $297.8 million and $277.1 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $20.7 million or 7%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our commercial product margin was $7.0 million and $9.5 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $2.5 million, or 26%, primarily due to less favorable market conditions in bunkering.

Our commercial sales were $848.7 million and $836.7 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $12.0 million or 1%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our commercial product margin was $20.2 million and $22.7 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $2.5 million, or 11%, in part due to less favorable market conditions in bunkering.

Selling, General and Administrative Expenses

SG&A expenses were $76.3 million and $70.5 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $5.8 million, or 8%, including increases of $1.8 million in wages and benefits, $1.4 million in dues and subscriptions, $1.1 million in professional fees, and $4.1 million in various other SG&A expenses. The increase in SG&A expenses was offset by a decrease of $2.6 million in accrued discretionary incentive compensation.

SG&A expenses were $224.8 million and $212.6 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $12.2 million, or 6%, including increases of $8.8 million in wages and benefits, $2.8 million in professional fees, $2.6 million in dues and subscriptions, $1.7 million in license fees and $5.7 million in various other SG&A expenses. The increase in SG&A expenses was offset by decreases of $5.6 million in expenses associated with the sale of the Revere Terminal (see Note 11 of Notes to Consolidated Financial Statements), $2.8 million in acquisition costs and $1.0 million in accrued discretionary incentive compensation.

Operating Expenses

Operating expenses were $132.5 million and $137.1 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $4.6 million, or 3%, including decreases of $4.0 million in operating expenses associated with our terminals operations, primarily in maintenance and repairs, and $0.6 million in operating expenses related to our GDSO operations.

Operating expenses were $394.9 million and $387.2 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $7.7 million, or 2%, including an increase of $10.2 million in operating expenses associated with our terminals operations, primarily in maintenance and repairs, as well as the addition of the Acquired Terminals, offset by lower rent and lease expenses. The increase in operating expenses was offset by a decrease of $2.5 million in operating expenses related to our GDSO operations.

Amortization Expense

Amortization expense related to intangible assets was $1.3 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively, and $4.1 million and $6.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $0.1 million and $7.8 million for the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $10.6 million for the nine months ended September 30, 2025 and 2024, respectively, primarily due to the sale of GDSO sites.

Long-Lived Asset Impairment

We recognized an immaterial impairment charge relating to construction in process assets allocated to the GDSO segment for the three months ended September 30, 2025 and $0.2 million for the nine months ended September 30, 2025. We recognized impairment charges relating to certain right of use assets and construction in process assets allocated to the GDSO segment in the total amount of $0.5 million for each of the three and nine months ended September 30, 2024.

Income (Loss) from Equity Method Investments

Income (loss) from equity method investments was $0.7 million and ($0.1 million) for the three months ended September 30, 2025 and 2024, respectively, and $3.1 million and ($1.9 million) for the nine months ended September 30, 2025 and 2024, respectively, representing our proportional share of income (loss) from our equity method investments in our joint ventures. See Note 10 of Notes to Consolidated Financial Statements for information on our equity method investments.

Interest Expense

Interest expense was $33.3 million and $35.1 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $1.8 million, or 5%, in part due to lower average balances on our credit facilities.

Interest expense was $103.9 million and $100.3 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $3.6 million, or 4%, primarily due to higher average balances on our working capital credit facility.

Loss on Early Extinguishment of Debt

As a result of the redemption of all $400.0 million of the 2027 Notes, we recorded a loss from early extinguishment of debt of $0.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively. This loss consists of a non-cash write-off of a portion of the remaining unamortized original issue discount of $0.2 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, and a cash call premium of $0 and $1.1 million for the three and nine months ended September 30, 2025, respectively. Please read “—Liquidity and Capital Resources—Senior Notes” for additional information.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $0.4 million and ($2.3 million) for the three months ended September 30, 2025 and 2024, respectively, and ($0.7 million) and ($4.5 million) for the nine months ended September 30, 2025 and 2024, respectively, which predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $200.2 million and $207.2 million at September 30, 2025 and December 31, 2024, respectively, a decrease of $7.0 million. Changes in current assets and current liabilities decreasing our working capital primarily include, in part, decreases of $115.6 million in inventories due to carrying lower levels of inventory during the period and $10.1 million in prepaids and other current assts and an increase of $11.1 million in the current portion of our working capital revolving credit facility. The decrease in working capital was offset by decreases in accrued expenses and other current liabilities and accounts payable of $56.1 million and $23.6 million, respectively, and an increase in accounts receivable of $48.9 million.

Cash Distributions

Common Units

During 2025, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2025	$29.5 million	Fourth quarter 2024
May 15, 2025	$29.8 million	First quarter 2025
August 14, 2025	$30.1 million	Second quarter 2025

In addition, on October 28, 2025, the board of directors of our general partner declared a quarterly cash distribution of $0.7550 per unit ($3.02 per unit on an annualized basis) on our common units for the period from July 1, 2025 through September 30, 2025 to our common unitholders of record as of the close of business on November 10, 2025. We expect to pay the total cash distribution of $30.5 million on November 14, 2025.

Preferred Units

During 2025, we paid the following cash distributions to holders of the Series B Preferred Units:

Cash Distribution	Series B Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Quarterly Period Covering
February 18, 2025	$1.8 million	9.50%	11/15/24 - 2/14/25
May 15, 2025	$1.8 million	9.50%	2/15/25 - 5/14/25
August 15, 2025	$1.8 million	9.50%	5/15/25 - 8/14/25

In addition, on October 14, 2025, the board of directors of our general partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from August 15, 2025 through November 14, 2025 to our Series B preferred unitholders of record as of the opening of business on November 3, 2025. We expect to pay the total cash distribution of $1.8 million on November 17, 2025.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at September 30, 2025 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2025	Beyond 2025	Total
Credit facility obligations (1)	$41,223	$365,109	$406,332
Senior notes obligations (2)	—	1,832,032	1,832,032
Operating lease obligations (3)	20,805	414,492	435,297
Other long-term liabilities (4)	3,274	83,708	86,982
Financing obligations (5)	4,142	68,075	72,217
Total	$69,444	$2,763,416	$2,832,860
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2025 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of March 20, 2028 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our 6.875% senior notes due 2029, 8.25% senior notes due 2032 and 7.125% senior notes due 2033 (see “—Senior Notes” below). No principal payments are required prior to maturity. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the 6.875% senior notes due 2029 and the 8.25% senior notes due 2032.
(3)	Includes operating lease obligations related to leases for office space and equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our brand fee agreement, amounts related to our access right agreements and our deferred compensation obligation.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had $34.1 million and $31.9 million in maintenance capital expenditures for the nine months ended September 30, 2025 and 2024, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which $24.1 million and $25.4 million for the nine months ended September 30, 2025 and 2024, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had $21.2 million and $24.6 million in expansion capital expenditures, excluding acquired property and equipment, for the nine months ended September 30, 2025 and 2024, respectively, primarily related to investments in our gasoline station and terminal businesses.

We currently expect maintenance capital expenditures of approximately $45.0 million to $55.0 million and expansion capital expenditures, excluding acquisitions, of approximately $40.0 million to $50.0 million in 2025, relating primarily to investments in our gasoline station and terminal businesses. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in) operating activities	$183,756	$(35,647)
Net cash used in investing activities	$(64,803)	$(230,369)
Net cash (used in) provided by financing activities	$(109,229)	$266,941

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by (used) in operating activities was $183.7 million and ($35.6 million) for the nine months ended September 30, 2025 and 2024, respectively, for a period-over-period increase in cash flow from operating activities of $219.3 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
(Increase) decrease in accounts receivable	$(49,982)	$79,850
Decrease (increase) in inventories	$115,018	$(105,314)
Decrease in accounts payable	$(23,632)	$(194,239)

For the nine months ended September 30, 2025, the above changes include: (i) an increase in accounts receivable due in part to timing of sales, partially offset by a decrease in prices, (ii) a decrease in inventories due in part to carrying lower levels of inventory during the period and to a decrease in prices, and (iii) a decrease in accounts payable due in part to timing of payments and a decrease in prices.

For the nine months ended September 30, 2024, the decreases in accounts receivable and accounts payable are due in part to timing of sales and payments and to a decrease in prices. The increase in inventories is due in part to the inventory acquired from Gulf Oil, partially offset by a decrease in prices.

Investing Activities

Net cash used in investing activities was $64.8 million for the nine months ended September 30, 2025 and included $52.6 million in capital expenditures and $24.9 million in expenditures associated with our equity method investments (see Note 10 of Notes to Consolidated Financial Statements). Net cash used in investing activities for the nine months ended September 30, 2025 was offset by $7.7 million in dividends received of equity method investments, $4.5 million in proceeds from the sale of property and equipment and $0.5 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations, offset by loan repayments.

Net cash used in investing activities was $230.4 million for the nine months ended September 30, 2024 and included $215.0 million related to the acquisition of the terminals from Gulf Oil, $56.5 million in capital expenditures, $13.9 million in expenditures associated with our equity method investments (see Note 10 of Notes to Consolidated Financial Statements) and $7.9 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations, offset by loan repayments. Net cash used in investing activities for the nine months ended September 30, 2024 was offset by $46.0 million in proceeds from the sale of property and equipment and $16.9 million in dividends received of equity method investments.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the nine months ended September 30, 2025 and 2024.

Financing Activities

Net cash used in financing activities was $109.2 million for the nine months ended September 30, 2025 and included $400.0 million in repayments in connection with the redemption of the 2027 Notes, $94.5 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $42.2 million in net payments on our revolving credit facility, $13.4 million in LTIP units withheld for tax obligations, $7.4 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $4.0 million paid pursuant to distribution equivalent rights previously granted under our LTIP. Net cash used in financing activities was offset by $441.2 million in proceeds in connection with the issuance of the 2033 Notes and $11.1 million in net borrowings from our working capital revolving credit facility.

Net cash provided by financing activities was $266.9 million for the nine months ended September 30, 2024 and included $441.3 million in proceeds in connection with the issuance of the 2032 Notes and $202.4 million in net borrowings from our working capital revolving credit facility. Net cash provided by financing activities was offset by $203.0 million in net payments on our revolving credit facility, $91.2 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $69.0 million in cash paid in connection with the redemption of the Series A Preferred Units (see Note 12 of Notes to Consolidated Financial Statements), $11.2 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, $1.8 million in LTIP units withheld for tax obligations and $0.6 million paid pursuant to distribution equivalent rights previously granted under our LTIP.

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

As of September 30, 2025, there were two facilities under the credit agreement:

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

The average interest rates for the credit agreement were 6.6% and 7.6% for the three months ended September 30, 2025 and 2024, respectively, and 6.6% and 7.6% for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, we had $240.6 million outstanding on the working capital revolving credit facility and $124.8 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $64.9 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.07 billion and $1.05 billion at September 30, 2025 and December 31, 2024, respectively.

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

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at September 30, 2025.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the credit agreement.

Senior Notes

We had 6.875% senior notes due 2029, 8.250% senior notes due 2032 and 7.125% senior notes due 2033 (discussed below) outstanding at September 30, 2025. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the 6.875% senior notes due 2029 and the 8.250% senior notes due 2032.

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

On June 23, 2025, we redeemed $360.3 million of the 2027 Notes, and the Issuers delivered a Notice of Full Redemption to Regions Bank, as trustee, for all of the outstanding 2027 Notes not purchased in the tender offer. On August 1, 2025, we redeemed the remaining portion of the 2027 Notes in the amount of $39.7 million.

As a result of the redemption of all $400.0 million of the 2027 Notes, we recorded a loss from early extinguishment of debt of $0.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively. This loss consists of a non-cash write-off of a portion of the remaining unamortized original issue discount of $0.2 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, and a cash call premium of $0 and $1.1 million for the three and nine months ended September 30, 2025, respectively.

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

Financing Obligations

We had financing obligations outstanding at September 30, 2025 and December 31, 2024 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

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

During the three and nine months ended September 30, 2025, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of September 30, 2025, we had total borrowings outstanding under our credit agreement of $365.4 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $3.7 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At September 30, 2025, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	September 30,	Effect of 10%	Effect of 10%
	2025	Price Increase	Price Decrease
Exchange traded derivative contracts	$17,245	$(19,933)	$19,933
Forward derivative contracts	(5,323)	(17,342)	17,342
Total	$11,922	$(37,275)	$37,275

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2025. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $20.6 million at September 30, 2025.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs (1)	Programs (1)
July 1—July 31, 2025	—	—	—	—
August 1—August 31, 2025	52,453	51.02	—	949,201
September 1 —September 30, 2025	22,723	50.70	—	926,478
(1)	In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Since the repurchase program was implemented and through September 30, 2025, our general partner repurchased 1,674,109 common units pursuant to this repurchase program. As of November 7, 2025, our general partner is authorized to acquire up to 926,478 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 5.Other Information

During the three months ended September 30, 2025, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.3	—

Indenture, dated January 18, 2024, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 18, 2024).

4.4	—

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 7 2025		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2025		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)