Form 10-K
period 2025-12-31
GLOBAL PARTNERS LP
filed 2026-02-27
CIK 1323468

q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of common units held by non-affiliates of the registrant (treating the general partner of the registrant and the directors and executive officers of the registrant’s general partner and their affiliates, for this purpose, as if they were affiliates of the registrant) as of June 30, 2025 was approximately $1.5 billion based on a price per common unit of $52.73, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of February 25, 2026, 33,995,563 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A. “Risk Factors.” These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on our Series B preferred units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.
●	A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
•	Tariffs and other controls on imports and exports could significantly impact our operations and costs, adversely affecting our business.
●	The impact on the global economy and commodity prices resulting from geopolitical events, including the conflict in Ukraine, hostilities in the Middle East and the evolving situation in Venezuela, may have a negative impact on our financial condition and results of operations.
●	We depend upon marine, pipeline, rail and truck transportation services for the petroleum products we purchase and sell. Regulations and directives related to these aforementioned services as well as a disruption in any of these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	We have contractual obligations for certain transportation assets such as barges and railcars. A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.
●	We may not be able to fully implement or capitalize upon planned growth projects. Even if we consummate acquisitions or expend capital in pursuit of growth projects that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders.
●	We may not be able to realize expected returns or other anticipated benefits associated with our joint ventures.
●	Erosion of the value of major gasoline brands could adversely affect our gasoline sales and customer traffic.
●	Our motor fuel sales could be significantly reduced by a reduction in demand due to higher prices and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other

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

Items 1. and 2. Business and Properties.

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of December 31, 2025, we had a portfolio of 1,524 owned, leased and/or supplied gasoline stations, including 290 directly operated convenience stores, primarily in the Northeast, as well as 67 gasoline stations located in Texas that are operated or supplied by our joint venture, Spring Partners Retail LLC (“SPR”). We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

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

2025 Events

Expansion of Marine Fuel Supply Operations—In October 2025, we expanded our marine fuel supply operations into the Gulf Coast with throughput and barge time-charter arrangements that enable operations in the Port of Houston and adjacent Gulf Coast ports, including Freeport, Beaumont and Lake Charles.

2033 Notes Offering and 2027 Notes Tender Offer and Redemption—On June 23, 2025, we and GLP Finance Corp. (the “Issuers”) issued $450.0 million aggregate principal amount of 7.125% senior notes due 2033 (the “2033 Notes”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the offering to fund the purchase of a portion of our 7.00% senior notes due 2027 (the “2027 Notes”) in a cash tender offer and to repay a portion of the borrowings outstanding under our credit agreement. On August 1, 2025, the Issuers redeemed the remaining 2027 Notes not purchased in the tender offer. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources—Senior Notes.”

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

Investment in Real Estate—On January 23, 2025, we, through our wholly owned subsidiary, Global HQ 2 LLC, invested in BIG GRP 275 Grove JV LLC, a joint venture formed with unrelated third parties to acquire and operate an office building located in Newton, Massachusetts. Also on January 23, 2025, we signed a 12-year lease arrangement for space in this property that will serve as our principal executive office at the termination of our existing leased space in Waltham, Massachusetts in 2026. See Note 17 of Notes to Consolidated Financial Statements for additional information.

Operating Segments

We operate our businesses under three segments: (i) Wholesale, (ii) GDSO and (iii) Commercial. In 2025, our Wholesale, GDSO and Commercial sales accounted for approximately 68%, 26% and 6% of our total sales, respectively.

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

As of December 31, 2025, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	290
Commissioned agents	328
Lessee dealers	164
Contract dealers	742
Total (1)	1,524
(1)	Excludes 67 sites operated or supplied by our joint venture, SPR (see Note 17 of Notes to Consolidated Financial Statements).

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

Products

General

The following table presents our product sales and other revenues as a percentage of our consolidated sales for the years ended December 31:

	2025	2024	2023
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	65%	67%	68%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	32%	30%	28%
Convenience store and prepared food sales, rental income and sundries	3%	3%	4%
Total	100%	100%	100%

The above table excludes the 67 sites operated or supplied by our joint venture, SPR.

Gasoline. We sell substantially all grades of branded and unbranded gasoline and we sell gasoline blendstocks, such as ethanol, that comply with seasonal and geographical requirements in the areas in which we market.

Distillates. Distillates are primarily divided into home heating oil, diesel and kerosene. In 2025, sales of diesel, home heating oil and kerosene accounted for approximately 74%, 25% and 1%, respectively, of our total volume of distillates sold. The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.

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

We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read “—Commodity Risk Management.” In 2025, approximately 31% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil volume was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

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

Significant Customers

None of our customers accounted for greater than 10% of total sales for years ended December 31, 2025, 2024 and 2023.

Assets

Terminals

As of December 31, 2025, we owned, leased or maintained dedicated storage facilities at 54 bulk terminals throughout the United States, each with the capacity to receive petroleum products via marine vessel, pipeline and/or rail, with a collective storage capacity of approximately 22.3 million barrels. Some of our storage tankage is versatile, allowing us to switch tankage from one product to another. We also maintain commingled storage at numerous smaller inland terminals owned and operated by third parties.

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

In connection with our businesses, we may lease or otherwise secure the right to use certain third-party assets (such as railcars and barges). As of December 31, 2025, we supported our rail activity with a fleet of 48 leased general-purpose railcars. We lease railcars from a third party under a lease arrangement that expires in 2027, and we also lease barges from third parties through various time charter lease arrangements with various expiration dates. We are also party to pipeline connection agreements which connect certain of our terminals to interstate pipelines.

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

Gasoline Stations

As of December 31, 2025, we had a portfolio of 1,524 owned, leased and/or supplied gasoline stations, including 290 directly operated convenience stores, primarily in the Northeast, as well as 67 gasoline stations located in Texas that are operated or supplied by our joint venture, SPR.

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

Supply

Our products, including refined petroleum products, gasoline blendstocks and renewable fuels, come from some of the major energy companies and refineries in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, Mexico, South America, Europe and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually two days) to net 30 days. Please read “—Commodity Risk Management.” We obtain our convenience store inventory from traditional suppliers.

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

Employees and Human Capital

To carry out our operations, our general partner and certain of our operating subsidiaries employed a total of approximately 4,700 employees, including approximately 3,265 full-time employees, as of December 31, 2025, of which approximately 130 employees were represented by labor unions under collective bargaining agreements with various expiration dates. We strive to maintain positive relations with our employees.

Our values and culture are central to attracting, developing and retaining the talented employees who drive our success. We offer competitive compensation and comprehensive benefits designed to support employee well-being, engagement and long-term growth. These benefits include, depending on role and employment status, medical, dental and vision coverage; prescription drug benefits; paid time off; parental and military leave; disability and life insurance; mental and behavioral health resources; retirement savings plans; and educational reimbursement programs.

We are focused on securing top talent and building future leaders through tailored approaches to hiring and development. At our retail locations, we streamline recruiting with expedited application and processes, including chat-to-apply options and referral incentives. In our corporate offices, we offer flexible working policies that support productivity and work-life balance.

Ongoing learning and development are key priorities. All employees have access to curated internal learning programs, new hire training and other on demand learning in our Global University, our online training platform that supports skill-building and career progression. We also foster leadership development through initiatives such as the Global Business Leaders’ Roundtable, which provides employees with direct access to senior leadership, a Global Leadership Program for individuals seeking a larger leadership role and a Global Manager’s Essential Program, which equips new managers with tools and individualized coaching and support as needed to be successful.

Open communication and mutual respect are foundational to our workplace culture. We promote transparency and collaboration through town halls, internal engagement platforms and regular company-wide communications, ensuring employees feel heard, valued and treated fairly.

The health and safety of our employees remain our top priority. We are committed to maintaining safe workplaces and operating responsibly in a manner that supports both our people and the communities we serve.

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

The name GLOBAL®, our Global logos and the name Global Petroleum Corp.® are our trademarks. In addition, we have trademarks for our premium fuels and additives: Heating Oil Plus™ and the Heating Oil Plus® logo, SubZero® and the SubZero® logo, Diesel One® and the Diesel One® logo, Diesel 1®, the Diesel 1™ logo, the tagline Legacy.Technology.Performance.®, GlobalGlo® and GlobalGlo Low Carbon Solutions®. Our Global online customer portal for buying, bidding and contract management is operated under the name GlobalCONNECT®.

We also own registrations and use the following trademarks, among others, for our convenience store business: A Fresh Take on Everything®, Alltown®, Alltown Fresh & logo®, Fresh with Benefits®, Alltown Insiders®, Alltown Market®, Alltown Neighborhood Perks®, Centre St. Kitchen®, Fast Freddie’s®, Mr. Mike’s®, Deli Joe’s®, Xtra Mart & logo®, Xtra Mart Convenience Stores®, XtraCafe®, HF Honey Farms & logo®, Wheels & logo®, ONWARDTM, and Bee’s Knees Benefits & logoTM. We also own the trademark Jiffy Mart & logo SM. We also have rights to use O’Connell’s Convenience PlusSM, T-BirdSM, Miller’s Mart® and related marks.

Facilities

We lease office space for our principal executive office in Waltham, Massachusetts. This lease expires on July 31, 2026 with extension options through July 31, 2036. In addition, we have leases for various small office spaces in other states for which we utilize to support our operations.

On January 23, 2025, we, through our wholly owned subsidiary, Global HQ 2 LLC, invested in BIG GRP 275 Grove JV LLC, a joint venture formed with unrelated third parties to acquire and operate an office building located in Newton, Massachusetts. Also on January 23, 2025, we signed a 12-year lease arrangement for space in this property that will serve as our principal executive office at the termination of our existing leased space in Waltham, Massachusetts in 2026.

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

We believe we are in substantial compliance with applicable hazardous substance releases and waste handling requirements related to our operations. We do not believe that compliance with federal, state or municipal hazardous substance releases and waste handling regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. However, these and future statutes, regulatory changes or initiatives regarding hazardous substance releases and waste handling could directly and indirectly increase our operating and compliance costs. For example, in May 2024, the EPA finalized a rule designating certain chemicals (per- and poly-fluoroalkyl substances, also known as “PFAS”) as hazardous substances under CERCLA. More recently, in September 2025, the EPA announced its intention to develop a “Framework Rule” to guide future hazardous substance designations, including the consideration of costs to manufacturers, passive receivers of PFAS, consumers, and the economy. In 2023, the EPA undertook several other regulatory actions related to PFAS chemicals, including, among others, updates to the EPA’s Toxic Release Inventory (“TRI”) program to remove an exemption for reporting PFAS, and included PFAS exposure as a National Enforcement and Compliance Initiative for fiscal years 2024-2027. Further, in accordance with the National Defense Authorization Act, the EPA added seven individual PFAS to the list of chemicals covered by TRI reporting and an additional nine PFAS in 2025. Moreover, certain states are also taking action to regulate PFAS with regards to reporting, remediation, and product safety. Should any PFAS contamination be detected at sites that we currently own or operate, or formerly owned or operated, or where we stored, treated or disposed of wastes containing PFAS, we may be obligated to remediate any such materials. We cannot predict the impact of future regulation of presently unregulated substances, but the prospect of such regulation creates additional uncertainty.

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

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, gasoline blendstocks, renewable fuels and crude oil, into waters of the United States. This law and comparable state laws may require permits for discharging pollutants into state and federal waters, including certain underground sources, and impose substantial liabilities and remedial obligations for noncompliance. We hold these discharge permits for our facilities, as applicable. These state and federal laws are subject to uncertainty due to ongoing proposed regulatory revisions, ongoing litigation and the recent change in federal administration. This uncertainty extends to, among other regulatory provisions, the definition of waters of the United States (“WOTUS”), which continues to be the subject of regulatory redefinitions (as well as ongoing litigation). In September 2023, the EPA and the U.S. Army Corps of Engineers (the “Corps”) issued a final rule conforming the regulatory definition of WOTUS to the U.S. Supreme Court’s 2023 decision in Sackett v. EPA, which narrowed the scope of federally jurisdictional waters to “relatively permanent, standing, or continuously flowing bodies of water” and wetlands with a “continuous surface connection” to such waters. However, the rule is currently subject to litigation. As a result, the September 2023 rule is currently in effect in only 24 states, and the EPA and the Corps are using the pre-2015 definition of WOTUS in the other 26 states. In November 2025, the EPA and the Corps issued a proposed rule to further update and narrow the definition of WOTUS.

The current administration may seek to take additional action with respect to these regulations, the substance and timing of which cannot be predicted. Uncertainty also extends to potential changes in regulated pollutants and applicable standards and the regulation of discharges to groundwater. All of these actions could expand jurisdiction or restrict discharges due to revised standards. This regulatory uncertainty may result in a need for additional or amended permits in areas that were not formerly subject to the Clean Water Act, which may impact operations in the future and result in increased costs.

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

In December 2020, the EPA maintained the November 2015 National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone. A designation of nonattainment can lead the governing state to issue more stringent limits on existing sources of those precursor pollutants within the designated nonattainment area. However, in October 2021, the EPA announced that it would reconsider the December 2020 determination to maintain the November 2015 NAAQS. Though the CAA requires periodic review of the 2015 ozone NAAQS, the EPA has yet to issue a conclusion on the decision to maintain the November 2015 standard or propose a new ozone standard. Until a final review is released, the full extent of the impacts of any new standards is not clear. However, any revisions have the potential to change the nonattainment designations and could have a material impact on our operations and cost-structure, which would be determined on an individual permit by permit basis.

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

The EPA has proposed or finalized New Source Performance Standards (“NSPS”) for a number of emissions categories, including methane and volatile organic compound emissions from certain activities in the oil and gas sector. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. The rule provided states two years to prepare and submit their plans to impose methane emissions controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative techniques to reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super-emitter” response program that would allow third parties to make reports to the EPA of large methane emission events, triggering certain investigation and repair requirements. The rule gave states until March 2026 to develop and submit their plans for reducing methane emissions from existing sources, and the rule provided until 2029 for existing sources to comply. However, in March 2025, the EPA announced plans to reconsider Subparts OOOOb and OOOOc and, in November 2025, the EPA finalized an interim final rule extending certain compliance deadlines, as well as the deadline for states to submit plans. Litigation challenging the interim final rule remains pending.

President Biden signed into law on August 16, 2022 the Inflation Reduction Act of 2022 (“IRA”), which contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. The IRA also imposes a fee on methane from certain sources in the oil and natural gas sector. However, the One Big Beautiful Bill Act (“OBBBA”), signed into law in July 2025, amended the CAA to postpone the implementation of the fee until 2034. Although the OBBBA made various changes to the incentives created under the IRA, including elimination of electric vehicle credits, if the incentives offered for various clean energy industries referenced above are pursued in the future, they could further accelerate the transition of the economy away from the use of fossil fuels and decrease demand for gasoline and diesel, increase our compliance and operating costs and consequently adversely affect our business.

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

The EPA has also issued standards to regulate emissions of GHGs from mobile sources. Generally, these standards have incremental annual increases; however, in recent years, significant regulatory changes and related litigation have cast uncertainty on the pace of state and federal efforts to further accelerate fuel economy objectives, which are tied to regulatory strategies to reduce vehicle emissions. Relatedly, in June 2024, the National Highway Traffic Safety Administration (“NHTSA”) released new Corporate Average Fuel Economy (“CAFE”) standards for passenger cars and light trucks, with an increase in stringency at a rate of 2% for passenger cars in model years 2027 through 2031, 0% for light trucks in model years 2027 through 2028, and 2% for light trucks in model years 2029 through 2031. However, on December 5, 2025, NHTSA proposed a rollback of the 2024 CAFE standards to less stringent levels that may have the effect of avoiding a reduction in demand for transportation fuels. President Trump has also issued various executive orders relating to regulatory developments in the automotive sector, such as Executive Order 14154 (“Unleashing American Energy”), which opposed state efforts to restrict gasoline vehicles and increase the adoption of electric vehicles. And, on February 12, 2026, the EPA published a final rule rescinding the 2009 GHG Endangerment Finding that served as the scientific underpinning for federal regulation of GHG emissions from light-, medium-, and heavy-duty motor vehicles and engines. This action is likely to result in litigation, and the outcome of this decision is yet to be determined.

On the other hand, various state and regional programs have been proposed that would curtail or prevent the sale of new gasoline-powered personal vehicles in their jurisdictions within identified time periods. California, in particular, possesses special regulatory authority over vehicle emissions standards via EPA’s issuance of CAA preemption waivers, though Congress revoked certain of these authorities through a Congressional Review Act joint resolution signed into law in June 2025. California and a coalition of other states have challenged this action, and litigation remains pending. We therefore cannot predict the impact of such programs to achieve reductions in emissions of GHGs from the operation of motor vehicles on our products and services.

Overall, there has been a trend toward increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. If these efforts continue, we cannot predict how these conflicting trends will be resolved and whether, and to what extent, the impact of any limitations on emissions associated with transportation fuels and heating fuels could reduce the market for, or affect pricing of, our products, and thus adversely impact our businesses. In April 2021, the United States rejoined the Paris Agreement, an international agreement requiring each participating country to establish their own nationally determined standards for reducing carbon emissions. In December 2024, President Biden unveiled a new emissions target, seeking to cut emissions by 61-66% from 2005 levels by 2035. However, on January 20, 2025, in his first day in office, President Trump signed an Executive Order directing his administration to re-withdraw the United States from the Paris Agreement and from any other commitments made under the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitment by the United States pursuant to the same. The impacts of actions resulting from this decision on the regulation of GHG emissions in the United States and our business are unclear at this time.

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

There have also recently been increasing financial risks associated with our operations. Activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for energy companies whose businesses are related to the use of fossil fuels. And, several financial institutions have contemplated adopting policies that could have the effect of reducing funding available to the fossil fuel industry, although this trend has waned recently with several high-profile bank and institutional investors withdrawing from various associations that aim to limit financing of industries that emit significant GHG emissions. The potential impact of these developments on our current access to capital on attractive terms is unclear. In March 2024, the SEC released a final rule that establishes a framework for the reporting of climate risks, targets and metrics. However, the future of the rule is uncertain at this time pending legal challenges, which are currently held in abeyance as the SEC reconsiders, repeals, or otherwise modifies the rule. Moreover, on February 11, 2025, SEC Acting Chairman Mark T. Uyeda requested that the U.S. Court of Appeals for the Eighth Circuit not schedule argument in such legal challenges while the SEC reconsiders the finalized rules. Although the SEC, may seek to repeal or otherwise modify the rules, we cannot predict whether such action will occur or its timing. Relatedly, California has enacted new laws requiring additional disclosure with respect to certain climate-related risks and GHG emissions reduction claims, and other states are considering similar laws. The ultimate impact of new rules and regulations imposing more stringent requirements on our business related to the disclosure of climate-related risks may result in reputational harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, additional costs to comply with any such disclosure requirements and increased costs of restrictions and on access to capital.

Convenience Store Regulations

Our convenience store operations are subject to extensive governmental laws and regulations that include legal restrictions on the sale of alcohol, tobacco and lottery products, food labeling, safety and health requirements and public accessibility, as well as sanitation, environmental, safety and fire standards. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses. Our operations are also subject to federal and state laws governing matters such as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, each of which could adversely affect our results of operations.

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

In June 2023, the EPA released its final rule establishing biofuel targets for 2023, 2024 and 2025 under the RFS program, increasing the amount of the renewable volume obligation imposed on importers and producers of transportation fuels. In June 2025, the EPA proposed volume requirements for 2026 and 2027 that continue to build on the increasing volume requirements established in July 2023. The changes under these proposed RFS volume rules are likely to result in increases in the cost of such fuels and could lower fuel consumption and thereby reduce our revenues.

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

We believe we are in substantial compliance with applicable hazardous materials transportation requirements related to our operations. We do not believe that compliance with federal, state or municipal hazardous materials transportation regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. However, these and future statutes, regulatory changes or initiatives regarding hazardous material transportation, could directly and indirectly increase our operation, compliance and transportation costs and lead to shortages in availability of tank cars. We cannot assure that costs incurred to comply with standards and regulations emerging from these and future rulemakings will not be material to our businesses, financial condition or results of operations. Furthermore, we can provide no assurance that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil or other products, or the development or discovery of new facts or conditions will not cause us to incur significant costs. Any such requirements would apply to the industry as a whole.

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

A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could reduce our revenues and, therefore, reduce our ability to make distributions to our unitholders or increase distributions to our common unitholders. Factors that could lead to a decrease in market demand for products we sell, including refined petroleum products, gasoline blendstocks, renewable fuels and crude oil, include:

●	adverse economic conditions or an increase in the market price of, or an oversupply of, refined petroleum products, gasoline blendstocks, renewable fuels and crude oil or higher taxes or other governmental or regulatory actions, such as the imposition of tariffs, that increase, directly or indirectly, the cost of gasoline or other refined petroleum products, gasoline blendstocks, renewable fuels and crude oil;
●	a shift by consumers to more fuel-efficient or alternative fuel vehicles, including hybrids, or an increase in fuel economy of vehicles, whether as a result of technological advances by manufacturers, governmental or regulatory actions or otherwise; and
●	conversion from consumption of home heating oil or residual oil to natural gas and/or electric heat pumps and utilization of propane and/or natural gas (instead of heating oil) as primary fuel sources.

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

Our operations involve the international purchase and resale of petroleum products and renewable fuels, and can be affected by import duties applicable to these products’ movement across borders. In addition, the products we sell in our convenience stores and the equipment and materials we utilize in our operations may also be similarly affected by import duties. Tariffs and other duties and controls on energy products that we trade internationally, the products we sell in our convenience stores or the equipment and materials we utilize in our operations could materially impact us. Our business may be adversely affected by increased costs resulting from such duties and controls. The timing and scope of import duty and controls and the associated cost burdens cannot be definitively determined, or controlled for, in advance.

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

Prices for certain products we sell have historically been volatile. General political conditions, acts of war or other conflicts such as the conflict in Ukraine and hostilities in the Middle East, terrorism and instability in oil producing regions, particularly in the United States, Canada, Middle East, Russia, Africa and South America, including Venezuela, could significantly impact crude oil supplies and crude oil and refined petroleum product costs. Significant increases and volatility in wholesale gasoline costs could result in significant increases in the retail price of motor fuel products and in lower margins per gallon. Increases in the retail price of motor fuel products could impact consumer demand for motor fuel. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze fuel margins because fuel costs typically increase faster than these increased costs can be passed along to customers. Higher fuel prices trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gallons sold. A significant change in any of these factors could materially impact our customers’ needs, motor fuel gallon volumes, gross profit and overall customer traffic, which in turn could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

As of December 31, 2025, our total debt, including amounts outstanding under our credit agreement and senior notes, was approximately $1.56 billion. We have the ability to incur additional debt, including the capacity to borrow up to $1.50 billion under our credit agreement, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

Our credit agreement and indentures limit our ability to pay distributions upon the occurrence of certain events. For example, our credit agreement and the indentures limit our ability to pay distributions upon the occurrence of the following events, among others:

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), enacted in 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the Commodity Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation.

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

The CFTC has finalized rules that place limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. We currently do not expect such rules will have a material impact on us. The CFTC has also adopted a final rule regarding aggregation of positions, under which a party that controls the trading of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect, though CFTC staff have granted relief—until the effective date of any codifying rulemaking—from various conditions and requirements in the final aggregation rules. With the implementation of the final aggregation rules and upon the effectiveness of the final CFTC position limits rule, our ability to execute our hedging strategies described above could be limited.

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

Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A number of legal incentives and regulatory requirements, and executive initiatives, including various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. In addition, higher prices, including as result of tariffs and other controls on imports or exports of goods, and inflation in general could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. A reduction in our sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. We own, lease or maintain dedicated storage facilities at a number of bulk terminals at which we have leases and terminalling agreements. These lease and terminalling agreements are subject to expiration at various times through 2030. If these lease and terminalling agreements are not renewed or we are unable to renew them at rates and on terms and conditions satisfactory to us or we are otherwise unable to replace such dedicated storage as may be needed, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, while in office, President Biden signed an executive order calling for new or more stringent emissions standards for new, modified and existing oil and gas facilities, and the EPA has finalized rules to that effect. These rules are subject to legal challenge, withdrawal, or repeal by the Trump administration, and enforcement of such rules under President Trump is subject to change. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

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

The threat of climate change continues to attract attention. In the United States, no comprehensive climate change legislation has been implemented at the federal level. Historically, the EPA has adopted rules that, among other things, establish permit reviews for GHG emissions from certain large stationary sources; require the monitoring and annual reporting of GHG emissions from specified sources in the United States; implement standards reducing emissions of methane, a form of GHG, from specified oil and gas sectors; and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. In addition, it is possible federal legislation could be adopted in the future to restrict GHGs, as Congress has considered various proposals to reduce GHG emissions from time to time. Many states and regions have also adopted GHG initiatives.

While these rules largely do not directly impact our operations, they do represent a concerted effort at the federal level to reduce emissions of GHGs in an effort to mitigate adverse effects associated with climate change.

Federal regulation of GHG emissions has been grounded in the EPA’s 2009 Endangerment Finding under the CAA, which supported regulation of GHG emissions from motor vehicles and engines. In February 2026, the EPA issued a final rule rescinding the 2009 Endangerment Finding and repealing GHG emission standards for light-, medium-, and heavy-duty motor vehicles and engines under Section 202(a)(1) of the CAA. The final rule states that the EPA has determined it lacks statutory authority under Section 202(a)(1) to regulate GHG emissions in response to global climate change concerns and becomes effective 60 days after publication in the Federal Register.

The rescission of the 2009 Endangerment Finding may affect the legal and regulatory framework supporting federal GHG regulation, and the ultimate scope and durability of federal GHG requirements remain subject to further regulatory action and judicial review. It is possible that future international, federal, and state initiatives to control GHG emissions could result in increased costs associated with refined petroleum products consumption, such as costs to install additional controls to reduce GHG emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs could result in reduced demand for refined petroleum products and some customers switching to alternative sources of fuel, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Climate change continues to attract public and scientific attention. This attention has also resulted in increased political risks, including climate change related pledges made by certain candidates for, or holders of, public office. These have included promises to curtail oil and gas operations on federal land, such as through the cessation of leasing federal land for hydrocarbon development. Other actions that could be pursued include more restrictive requirements for the development of midstream infrastructure. Additionally, litigation has been filed against companies in the energy industry related to climate change. Although the litigation is varied, many such suits allege that oil and gas companies have created public nuisances by producing fuels that contribute to climate change or allege that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose those impacts to their investors and customers. Should such suits succeed, we could face additional costs or litigation risks.

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

1Increased attention to environmental, social and governance (“ESG”) matters may impact our business.

Increased attention to, and social expectations on, companies to address climate change and other environmental and social impacts, investor and societal explanations regarding ESG disclosures, and increased consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our unit price and access to capital markets. Increased attention to climate change and environmental conservation, for example, may result in demand shifts for our products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation or contribution to the asserted damage, or other mitigating factors.

Additionally, we may receive pressure from investors, lenders, or other stakeholders to adopt more aggressive climate or other ESG-related goals or commitments, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles. A failure or a perception of failure (whether or not valid) to pursue, implement or make progress against ESG strategies or achieve ESG goals or commitments, or as the result of reporting of various ESG metrics, strategies or risks and such disclosures are viewed critically, could result in governmental investigations or enforcement, private litigation and damage our reputation, cause our investors or consumers to lose confidence in us, and negatively impact our operations.

In addition, organizations that provide information, ratings or advisory services, to investors on corporate governance and related matters have developed processes for evaluating companies on their approach to ESG matters. Such ratings or recommendations are used by some investors to inform their investment decisions. Unfavorable ESG ratings or recommendations may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment or other industries which could have a negative impact on our unit price or our access to and costs of capital. Additionally, certain institutional lenders may decide not to provide funding or insurance for fossil fuel energy companies or the corresponding infrastructure projects based on climate change related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations.

Finally, certain public statements with respect to sustainability matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, have been subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential benefits. Federal and state regulators, as well as non-governmental organizations and other private actors, have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals, or standards were misleading, false, or otherwise deceptive. Any alleged claims of greenwashing against us or others in our industry may lead to increased litigation risks, further negative sentiment and diversion of investments. Certain employment or business practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. More recent political developments could mean that we could face increasing criticism or litigation risks from certain “anti-ESG” parties. Consideration of ESG-related factors in our decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. We cannot be certain of the impact of such regulatory, legal and other developments on our business. Accordingly, there may be increased costs related to reviewing, implementing and managing such policies, as well as compliance and litigation risks based both on positions we do or do not take, or work we do or do not perform.

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

Our operations involve the buying and selling, gathering and blending of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil and shipping it to various markets including on railcars that we lease. The derailments of trains transporting such products in North America have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of certain materials. Additional measures have been taken in both the United States and Canada to regulate the transportation of these products. Please read Part I, Items 1. and 2. “Business and Properties—Regulation—Hazardous Materials Transportation.”

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

Terrorist activity could lead to increased volatility in prices for home heating oil, gasoline and other products we sell, which could decrease our customers’ demand for these products. Insurance carriers are required to offer coverage for terrorist activities as a result of federal legislation. We purchase this coverage with respect to our property and casualty insurance programs. The cost of this coverage could increase in the future.

We rely on our operational and information technology systems, including cybersecurity, to manage numerous aspects of our businesses, and a disruption of these systems could adversely affect our businesses.

We depend on our operational and information technology systems, including information technology systems hosted, managed and controlled by third-party service providers, to manage numerous aspects of our businesses and to provide analytical information to management. Our operational and information technology systems are an essential component of our businesses and growth strategies, and a serious disruption to our operational and information technology systems, including those of our third-party service providers, could significantly limit our ability to manage and operate our businesses effectively. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, cybersecurity and other security breaches, computer viruses and computer malware. In addition, advances in computer capabilities, discoveries in the field of artificial intelligence, or other developments may result in a compromise or breach of the technology we use to safeguard our operational and information technology systems and confidential, personal, or otherwise protected information. As the breadth and complexity of the technologies we use continue to grow, including as a result of the use of mobile devices, cloud services, artificial intelligence, open-source software, social media and the increased reliance on devices connected to the internet, the potential risk of cyberattacks and cybersecurity incidents also increases. While we believe we have adequate systems and controls in place, we are continuously working to install new, and upgrade existing, operational and information technology systems and provide employee awareness around phishing, malware and other cybersecurity risks in an effort to ensure that we are protected against cybersecurity risks and security breaches. We have a disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an operational and information technology systems failure or disruption. Any failure or interruption in our operational and information technology systems, or those of our third-party service providers, could have a negative impact on our operating results, cause our businesses and competitive position to suffer and damage our reputation.

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

We have providers that may incorporate generative artificial intelligence and other similar artificial intelligence tools and systems into their offerings, and these providers may not meet regulatory or industry standards.

We have providers that may incorporate generative artificial intelligence and other similar artificial intelligence (“AI”) tools and systems into their offerings. The providers of these AI tools and systems may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our providers’ ability to maintain an adequate level of service. The use of AI tools and systems also adds heightened risks related to intellectual property infringement, inaccurate or misleading AI system output and unintended biases and discriminatory outcomes. If these vendors or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of AI tools and systems and generative AI in particular, we may lose valuable confidential information and experience a disruption of our operations. Risks of AI system use also include fines, penalties, governmental scrutiny and litigation. All of these risks could adversely affect our business, financial results, reputation and the public perception of the effectiveness of our security measures. Accordingly, we continue to enhance our practices to manage the opportunity and risks of AI system use, which may require significant additional and ongoing investments to address lawful and responsible deployment.

We are subject to various federal and state laws and regulations related to cybersecurity and privacy, which can impact our operations and increase our costs.

We are subject to various federal and state cybersecurity and privacy laws. We monitor legislative and enforcement priorities to ascertain their relevance to and potential impact on our business. The trend during the past 10 years of new and enhanced privacy and cybersecurity laws continued in 2025. During 2025, new cybersecurity and privacy laws that apply to our business were enacted or became effective, including the U.S. Coast Guard Cyber Security Regulations under the Marine Transportation Security Act, published in January 2025, which pertain to certain of our terminals, and a new consumer privacy law which entered into force in New Hampshire. We anticipate that our cybersecurity and privacy obligations will continue to increase, which may require us to expend significant resources. Further, any actual or perceived failure to comply with privacy and cybersecurity laws may trigger fines, penalties, governmental scrutiny, litigation, reputational harm or other liability.

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

As of February 20, 2026, our general partner and affiliates of our general partner, including directors and executive officers and their affiliates, owned 12.7% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.” These conflicts include, among others, the following situations:

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

While Mr. Eric Slifka’s employment agreement contains noncompetition provisions, it does not prohibit Mr. Slifka and certain affiliates of our general partner from owning certain assets or engaging in certain businesses that compete directly or indirectly with us. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Noncompetition.”

Tax Risks

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes and not being subject to a material amount of entity-level taxation. If the Internal Revenue Service, or IRS, were to treat us as a corporation for U.S. federal income tax purposes, or we become subject to entity level taxation for state tax purposes, our cash available for distribution to our common unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional amounts of entity level taxation for U.S. federal, state, municipal or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. We own assets and conduct business in several states that impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our unitholders.

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

Even though we (as a partnership for U.S. federal income tax purposes) are not subject to U.S. federal income tax, some of our operations are conducted through subsidiaries that are organized as corporations for U.S. federal income tax purposes. We conduct substantially all of our operations of our end-user business through subsidiaries that are treated as corporations for U.S. federal income tax purposes. These corporations primarily engage in the retail sale of gasoline and/or operate convenience stores and collect rents on personal property leased to dealers and commissioned agents at other stations. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes, which reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced. The income tax return filing positions taken by these corporate subsidiaries may require judgment, use of estimates, and the interpretation and application of complex tax laws. Despite our belief that the income tax return positions taken by these subsidiaries are fully supportable, certain positions may be successfully challenged by the IRS, state or local jurisdictions.

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

We own assets and conduct business in several states, some of which impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our businesses, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state, municipal and non-U.S. tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

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

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified publicly-traded partnership income, the Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified business income. As a result, income attributable to a guaranteed payment for use of capital recognized by holders of our preferred units is not eligible for the 20% deduction for qualified business income.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Data and the systems through which we manage data are vital to our business. In the ordinary course of our business, we handle our business information as well as information about our customers, suppliers and business partners, including information related to potential new ventures and transactions, and personal information related to our employees, customers and business partners. Our business is dependent upon operational and information technology to process the data necessary to conduct our business. This breadth and complexity of the technology necessary for our business continues to expand, increasing our reliance on third-party technology solutions, including cloud and artificial intelligence systems.

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

As part of our cybersecurity risk management program, we undertake ongoing cybersecurity risk assessments to help us detect, evaluate and respond to cybersecurity threats, including regular testing by our internal cybersecurity operations team. Our vulnerability management program is designed to identify, assess, and remediate cybersecurity threats in our systems, such as through penetration testing. We have implemented measures designed to address the risks associated with the use of industrial control systems to help maintain the reliability and safety of our operations. Our information technology and operational technology disaster recovery program is designed to help maintain the continuity of critical business operations in the event of a disruptive cybersecurity incident through procedures for data recovery, system restoration, and business resumption.

We engage third-party cybersecurity service providers to conduct cybersecurity audits, targeted attack testing, cybersecurity threat intelligence and cybersecurity incident response services. We also operate a threat hunting program to help us identify potential cybersecurity threats in our systems. We require all employees and certain contractors to participate in cybersecurity training designed to enhance their understanding of cybersecurity threats and their ability to identify and escalate potential incidents.

Our internal data privacy and data security team has processes to evaluate new third party technology service providers and periodically reassess certain providers that have or will have access (directly or indirectly) to our data and/or systems. These processes help us document and mitigate potential cybersecurity threats associated with our use of third-party technology service providers.

Our cybersecurity risk management program includes an incident response (“IR”) plan that is designed to facilitate our response to cybersecurity incidents, including an escalation process for cybersecurity incidents that may have a moderate or higher business impact to notify our executive officers, other members of our senior management team and other internal stakeholders.

Our IR plan provides our executive officers and other members of our senior management team with the information needed to assess whether a cybersecurity incident materially affected or is reasonably likely to materially affect our business strategy, results of operations, or financial condition, and the need for public disclosure. We aim to test our IR plan at least annually to assess its operational effectiveness. We strive to conduct an annual “tabletop” exercise during which we simulate cybersecurity incidents to help us prepare for and respond to a cybersecurity incident and to identify areas for potential improvement. These exercises are conducted in close coordination with members of our internal cybersecurity risk management team, our retained cybersecurity incident response consultants, outside cybersecurity counsel and internal technical, operations and insurance risk management, internal audit and legal personnel, as well as certain executive officers and members of the senior management team.

Governance

Our Board of Directors (the “Board”) oversees all cybersecurity risk management activities. The Board’s Audit Committee has been delegated strategic oversight of the Cybersecurity Committee (described below). At least annually, the Chief Information Security Officer (“CISO”), Chief Information Officer (“CIO”) and other members of our Cybersecurity Committee report to the Board on the state of our cybersecurity risk management program and current and emerging cybersecurity risks. Any cybersecurity incident deemed to have a moderate or higher business risk also is reported to the Board.

We have a management-level Cybersecurity Committee that has primary responsibility for our overall cybersecurity risk management program. The Cybersecurity Committee oversees our internal cybersecurity personnel and retained external cybersecurity consultants and applicable third-party service providers. The Cybersecurity Committee includes our Chief Financial Officer, Chief Legal Officer (“CLO”), CIO, Chief People Officer, Director of Internal Audit, and Vice President of Data Insights.

Our internal cybersecurity risk management team consists of our cybersecurity operations team, cybersecurity engineering team and data privacy and data security compliance team that reports to our CISO. This team is responsible for identifying and managing cybersecurity threats and assessing and managing material risks from cybersecurity threats.

With more than two decades of cybersecurity and information security experience, our CISO leads our cybersecurity risk management team and holds several accredited certifications, including CISSP, CISA, CISM, and CRISC Leveraging their cybersecurity experience, knowledge of our company and leadership, our CISO plays an important role in both the strategic development and tactical execution of our cybersecurity risk management program,

Our CISO regularly meets with the Cybersecurity Committee to provide updates on cybersecurity threats, risk management activities and other issues related to preventing, detecting and mitigating cybersecurity incidents. Our CISO and members of the internal cybersecurity risk management team also consult with internal and external cybersecurity and threat intelligence consultants and communicate with senior management about cybersecurity threats and resource needs for managing them.

Our CISO reports to the CIO and regularly consults with our CLO and other members of the legal team, as well as outside cybersecurity counsel, for strategic and operational input on risk management and compliance with applicable cybersecurity laws and regulations.

At least annually, the Cybersecurity Committee reports to the Board on the state of our cybersecurity risk management program and current and emerging cybersecurity risks.

Impacts from Cybersecurity Threats

As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. We and our service providers have, however, experienced certain cybersecurity events that were assessed as not material, However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity risk management program and governance structure, we cannot guarantee that a significant cyberattack or other cybersecurity event will not occur. A successful attack on our operational and information technology or other business systems could have significant consequences to the business. See “Part I, Item 1A, Risk Factors,” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Item 3. Legal Proceedings.

The information required by this item is included in Note 23 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common units trade on the New York Stock Exchange (“NYSE”) under the symbol “GLP.” At the close of business on February 20, 2026, based upon information received from our transfer agent, we had 27 holders of record of our common units. The number of record holders does not include common units held in street name.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs (1)	Programs (1)
October 1—October 31, 2025	—	—	—	—
November 1—November 30, 2025	26,797	42.86	—	899,681
December 1 —December 31, 2025	33,752	43.63	—	865,929

(1)	In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Since the repurchase program was implemented and through December 31, 2025, our general partner repurchased 1,734,658 common units pursuant to this repurchase program. As of February 27, 2026, our general partner is authorized to acquire up to an additional 865,929 our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report.

This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

We have three joint ventures that we account for as equity method investments. Under this method, our share of income and losses, as applicable, is included in equity method investments in the accompanying consolidated statements of operations of Global Partners LP, and our investment balances in the joint ventures are included in equity method investments in the accompanying consolidated balance sheets of Global Partners LP. See Note 17 of Notes to Consolidated Financial Statements. Except as otherwise specifically indicated, the information and discussion and analysis in this section does not otherwise take into account the financial condition and results of operations of our equity method investments.

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of December 31, 2025, we had a portfolio of 1,524 owned, leased and/or supplied gasoline stations, including 290 directly operated convenience stores, primarily in the Northeast, as well as 67 gasoline stations located in Texas that are operated or supplied by our joint venture, Spring Partners Retail LLC (“SPR”). We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold $18.0 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the year ended December 31, 2025. In addition, we had other revenues of $0.5 billion for the year ended December 31, 2025 from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2025 Events

Expansion of Marine Fuel Supply Operations—In October 2025, we expanded our marine fuel supply operations into the Gulf Coast with throughput and barge time-charter arrangements that enable operations in the Port of Houston and adjacent Gulf Coast ports, including Freeport, Beaumont and Lake Charles.

2033 Notes Offering and 2027 Notes Tender Offer and Redemption—On June 23, 2025, we and GLP Finance

Corp. (the “Issuers”) issued $450.0 million aggregate principal amount of 7.125% senior notes due 2033 (the “2033 Notes”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the offering to fund the purchase of a portion of our 7.00% senior notes due 2027 (the “2027 Notes”) in a cash tender offer and to repay a portion of the borrowings outstanding under our credit agreement. On August 1, 2025, the Issuers redeemed the remaining 2027 Notes not purchased in the tender offer. See “—Liquidity and Capital Resources—Senior Notes.”

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

Investment in Real Estate—On January 23, 2025, we, through our wholly owned subsidiary, Global HQ 2 LLC, invested in BIG GRP 275 Grove JV LLC, a joint venture formed with unrelated third parties to acquire and operate an office building located in Newton, Massachusetts. Also on January 23, 2025, we signed a 12-year lease arrangement for space in this property that will serve as our principal executive office at the termination of our existing leased space in Waltham, Massachusetts in 2026. See Note 17 of Notes to Consolidated Financial Statements for additional information.

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

As of December 31, 2025, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	290
Commissioned agents	328
Lessee dealers	164
Contract dealers	742
Total (1)	1,524
(1)	Excludes 67 sites operated or supplied by our joint venture, SPR (see Note 17 of Notes to Consolidated Financial Statements).

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
●	We have contractual obligations for certain transportation assets such as barges and railcars. A decline in demand for the products we sell could result in a decrease in the utilization of our transportation assets. Certain costs associated with our contractual obligations for certain transportation assets, such as barges and railcars, are fixed and do not vary with volumes transported. Should we experience a reduction in our logistics activities, costs associated with our contractual obligations for related transportation assets may not decrease ratably or at all. As a result, our financial condition, results of operations and cash available for distribution to our unitholders may be negatively impacted.
●	Our gasoline financial results in our GDSO segment can be lower in the first and fourth quarters of the calendar year due to seasonal fluctuations in demand. Due to the nature of our businesses and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter months. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.
●	Our heating oil and residual oil financial results can be lower in the second and third quarters of the calendar year. Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months.
●	Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters can decrease the total volume we sell and the gross profit realized on those sales.
●	Our gasoline, convenience store and prepared food sales could be significantly reduced by a reduction in demand due to higher prices and inflation in general and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles and changing consumer preferences and driving habits. Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A number of legal incentives and regulatory requirements, and executive initiatives, including various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. In addition, higher prices, including as result of tariffs and other controls on imports or exports of goods, and inflation in general could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. A reduction in our sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
●	Tariffs and other controls on imports and exports could significantly impact our operations and costs, adversely affecting our business. Our operations involve the international purchase and resale of petroleum products and renewable fuels, and can be affected by import duties applicable to these products’ movement across borders. In addition, the products we sell in our convenience stores and the equipment and materials we utilize in our operations may also be similarly affected by import duties. Tariffs and other duties and controls on energy products that we trade internationally, the products we sell in our convenience stores or the equipment and materials we utilize in our operations could materially impact us. Our business may be adversely affected by increased costs resulting from such duties and controls. The timing and scope of import duty and controls and the associated cost burdens cannot be definitively determined, or controlled for, in advance.
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
●	Environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, while in office, President Biden signed an executive order calling for new or more stringent emissions standards for new, modified and existing oil and gas facilities, and the EPA has finalized rules to that effect. These rules are subject to legal challenge, withdrawal, or repeal by the Trump administration, and enforcement of such rules under President Trump is subject to change. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Year Ended December 31,
	2025	2024
Net income	$97,977	$110,327
EBITDA (1)(2)	$378,785	$389,394
Adjusted EBITDA (1)(2)	$382,982	$389,097
Distributable cash flow (3)(4)(5)	$189,055	$205,798
Adjusted distributable cash flow (3)(4)(5)	$190,922	$208,177
Wholesale Segment:
Volume (gallons)	5,883,406	4,597,008
Sales
Gasoline and gasoline blendstocks	$7,793,230	$6,541,224
Distillates and other oils (6)	4,865,695	4,176,681
Total	$12,658,925	$10,717,905
Product margin
Gasoline and gasoline blendstocks	$205,576	$181,802
Distillates and other oils (6)	116,098	110,430
Total	$321,674	$292,232
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	1,499,761	1,584,269
Sales
Gasoline	$4,237,035	$4,807,765
Station operations (7)	546,655	565,839
Total	$4,783,690	$5,373,604
Product margin
Gasoline	$574,052	$578,737
Station operations (7)	271,936	281,745
Total	$845,988	$860,482
Commercial Segment:
Volume (gallons)	560,236	469,660
Sales	$1,118,806	$1,072,057
Product margin	$26,284	$31,354
Combined sales and product margin:
Sales	$18,561,421	$17,163,566
Product margin (8)	$1,193,946	$1,184,068
Depreciation allocated to cost of sales	(131,893)	(126,172)
Combined gross profit	$1,062,053	$1,057,896

GDSO portfolio as of December 31, 2025 and 2024:
Company operated	290	300
Commissioned agents	328	318
Lessee dealers	164	174
Contract dealers	742	792
Total GDSO portfolio (9)	1,524	1,584

	Year Ended December 31,
	2025	2024
Weather conditions:
Normal heating degree days	5,630	5,661
Actual heating degree days	5,397	4,921
Variance from normal heating degree days	(4)%	(13)%
Variance from prior period actual heating degree days	10%	4%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	EBITDA and adjusted EBITDA include a loss on early extinguishment of debt of $3.0 million for 2025 related to the redemption of the 2027 Notes (see “—Liquidity and Capital Resources—Senior Notes” for additional information).
(3)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(4)	Distributable cash flow and adjusted distributable cash flow include a net gain on sale and disposition of assets and long-lived asset impairment of $3.1 million and $9.0 million for 2025 and 2024, respectively. Distributable cash flow also includes income (loss) of $2.3 million and ($1.7 million) for 2025 and 2024, respectively, related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 17 of Notes to Consolidated Financial Statements).
(5)	Distributable cash flow and adjusted distributable cash flow include a loss on early extinguishment of debt of $3.0 million for 2025, related to the redemption of the 2027 Notes (see “—Liquidity and Capital Resources—Senior Notes” for additional information).
(6)	Distillates and other oils (primarily residual oil and crude oil).
(7)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(8)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(9)	Excludes 67 sites and 64 sites at December 31, 2025 and 2024, respectively, that are operated or supplied by our joint venture, SPR (see Note 17 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2025	2024
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$97,977	$110,327
Depreciation and amortization	142,583	139,685
Interest expense	137,162	134,773
Income tax expense	1,063	4,609
EBITDA (1)	378,785	389,394
Net gain on sale and disposition of assets	(3,326)	(9,494)
Long-lived asset impairment	231	492
(Income) loss from equity method investment (2)	(2,318)	1,718
EBITDA related to equity method investment (2)	9,610	6,987
Adjusted EBITDA (1)	$382,982	$389,097

Reconciliation of net cash provided by operating activities to EBITDA and adjusted EBITDA:
Net cash provided by operating activities	$284,804	$31,600
Net changes in operating assets and liabilities and certain non-cash items	(44,244)	218,412
Interest expense	137,162	134,773
Income tax expense	1,063	4,609
EBITDA (1)	378,785	389,394
Net gain on sale and disposition of assets	(3,326)	(9,494)
Long-lived asset impairment	231	492
(Income) loss from equity method investment (2)	(2,318)	1,718
EBITDA related to equity method investment (2)	9,610	6,987
Adjusted EBITDA (1)	$382,982	$389,097
(1)	EBITDA and adjusted EBITDA include a loss on early extinguishment of debt of $3.0 million for 2025 related to the redemption of the 2027 Notes (see “—Liquidity and Capital Resources—Senior Notes” for additional information).
(2)	Represents our proportionate share of income or loss, as applicable, and EBITDA related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 17 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2025	2024
Reconciliation of net income to distributable cash flow and adjusted distributable cash flow:
Net income	$97,977	$110,327
Depreciation and amortization	142,583	139,685
Amortization of deferred financing fees	7,454	7,449
Amortization of routine bank refinancing fees	(4,939)	(4,774)
Maintenance capital expenditures	(54,020)	(46,889)
Distributable cash flow (1)(2)(3)	189,055	205,798
(Income) loss from equity method investment (4)	(2,318)	1,718
Distributable cash flow from equity method investment (4)	4,185	661
Adjusted distributable cash flow (1)(2)(3)	190,922	208,177
Distributions to preferred unitholders (5)	(7,124)	(9,575)
Adjusted distributable cash flow after distributions to preferred unitholders	$183,798	$198,602

Reconciliation of net cash provided by operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash provided by operating activities	$284,804	$31,600
Net changes in operating assets and liabilities and certain non-cash items	(44,244)	218,412
Amortization of deferred financing fees	7,454	7,449
Amortization of routine bank refinancing fees	(4,939)	(4,774)
Maintenance capital expenditures	(54,020)	(46,889)
Distributable cash flow (1)(2)(3)	189,055	205,798
(Income) loss from equity method investment (4)	(2,318)	1,718
Distributable cash flow from equity method investment (4)	4,185	661
Adjusted distributable cash flow (1)(2)(3)	190,922	208,177
Distributions to preferred unitholders (5)	(7,124)	(9,575)
Adjusted distributable cash flow after distributions to preferred unitholders	$183,798	$198,602

(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow and adjusted distributable cash flow include a net gain on sale and disposition of assets and long-lived asset impairment of $3.1 million and $9.0 million for 2025 and 2024, respectively. Distributable cash flow also includes income (loss) of $2.3 million and ($1.7 million) for 2025 and 2024, respectively, related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 17 of Notes to Consolidated Financial Statements).
(3)	Distributable cash flow and adjusted distributable cash flow include a loss on early extinguishment of debt of $3.0 million for 2025 related to the redemption of the 2027 Notes (see “—Liquidity and Capital Resources—Senior Notes” for additional information).
(4)	Represents our proportionate share of income or loss, as applicable, and distributable cash flow related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 17 of Notes to Consolidated Financial Statements).
(5)	Distributions to preferred unitholders represent the distributions payable to the Series A preferred unitholders and the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. On April 15, 2024, all of the Series A Preferred Units were redeemed and are no longer outstanding (see Note 20 of Notes to Consolidated Financial Statements).

Results of Operations

Consolidated Sales

Our total sales were $18.5 billion and $17.2 billion for 2025 and 2024, respectively, an increase of $1.3 billion, or 8%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our aggregate volume of product sold was 7.9 billion gallons and 6.6 billion gallons for 2025 and 2024, respectively, an increase of 1.3 billion gallons from the prior year (consisting of increases of 1.3 billion gallons in our Wholesale segment and 91 million gallons in our Commercial segment, offset by a decrease of 84 million gallons in our GDSO segment). The increases in our Wholesale segment sales and volume sold include the addition of four refined-product terminals we acquired from Gulf Oil Limited Partnership (“Gulf Oil”) in April 2024 and one liquid energy terminal in East Providence, Rhode Island we acquired from ExxonMobil Oil Corporation in November 2024 (collectively, the “Acquired Terminals”).

Gross Profit

Our gross profit was $1.1 billion for both 2025 and 2024, increasing $4.2 million. Our Wholesale segment product margins increased primarily due to more favorable market conditions in gasoline and distillates, partially offset by less favorable market conditions in residual oil. In our GDSO segment, our gasoline distribution product margin decreased due in part to a decline in volume sold, and our station operations product margin decreased due in part to the sales and conversions of certain company-operated sites and to a decrease in sundries. Our Commercial segment product margin decreased due in part to less favorable market conditions in bunkering. The increase in gross profit was partially offset by a $5.7 million increase in depreciation allocated to cost of sales.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $7.8 billion and $6.5 billion for 2025 and 2024, respectively, an increase of $1.3 billion, or 20%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our gasoline and gasoline blendstocks product margin was $205.5 million and $181.8 million for 2025 and 2024, respectively, an increase of $23.7 million, or 13%, primarily due to more favorable market conditions in gasoline compared to 2024. Our product margin also benefited from the addition of the Acquired Terminals.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil) were $4.9 billion and $4.2 billion for 2025 and 2024, respectively, an increase of $0.7 billion, or 17%, primarily due to an increase in volume sold, partially offset by a decrease in prices. Our product margin from distillates and other oils was $116.1 million and $110.4 million for 2025 and 2024, respectively, an increase of $5.7 million, or 5%, primarily due to more favorable market conditions in distillates, offset by less favorable market conditions in residual oil.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $4.2 billion and $4.8 billion for 2025 and 2024, respectively, a decrease of $0.6 billion, or 12%, primarily due to decreases in prices and in volume sold. Our product margin from gasoline distribution was $574.1 million and $578.7 million for 2025 and 2024, respectively, a decrease of $4.6 million, or 1%, due in part to the decrease in volume sold.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $546.7 million and $565.8 million for 2025 and 2024, respectively, a decrease of $19.1 million, or 3%. Our product margin from station operations was $271.9 million and $281.7 million for 2025 and 2024, respectively, a decrease of $9.8 million, or 3%. The decreases in sales and product margin are due in part to the sales and conversions of certain company-operated sites and to a decrease in sundries.

Results for Commercial Segment

Our commercial sales were $1.1 billion for both 2025 and 2024, increasing $46.7 million, or 4%, primarily due an increase in volume sold, partially offset by a decrease in prices. Our commercial product margin was $26.3 million and $31.4 million for 2025 and 2024, respectively, a decrease of $5.1 million, or 16%, due in part to less favorable market conditions in bunkering.

Selling, General and Administrative Expenses

SG&A expenses were $305.7 million and $292.0 million for 2025 and 2024, respectively, an increase of $13.7 million, or 5%, including increases of $10.5 million in wages and benefits, $3.1 million in professional fees, $2.8 million in dues and subscriptions, $2.3 million in license fees and $4.2 million in various other SG&A expenses. The increase in SG&A expenses was offset by decreases of $4.0 million in expenses associated with the sale of the Revere Terminal (see Note 18 of Notes to Consolidated Financial Statements), $2.3 million in accrued discretionary incentive compensation and $2.9 million in acquisition costs.

Operating Expenses

Operating expenses were $519.5 million and $515.3 million for 2025 and 2024, respectively, an increase of $4.2 million, or 1%, including an increase of $5.5 million in operating expenses associated with our terminals operations, due in part to higher maintenance and repairs, utilities and property taxes, offset by lower rent and lease expenses. The increase in operating expenses was offset by a decrease of $1.3 million in operating expenses related to our GDSO operations.

Amortization Expense

Amortization expense related to our intangible assets was $5.3 million and $8.2 million for 2025 and 2024, respectively.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $3.3 million and $9.5 million for 2025 and 2024, respectively, primarily due to the sale of GDSO sites.

Long-Lived Asset Impairment

In 2025, we recognized impairment charges of $0.2 million relating to construction in process assets allocated to the GDSO.

In 2024, we recognized impairment charges of $0.5 million relating to certain right of use assets and construction in process assets allocated to the GDSO segment.

Income (Loss) from Equity Method Investments

Income (loss) from equity method investments was $4.5 million and ($1.5 million) for 2025 and 2024, respectively, representing our proportional share of income (loss) from our equity method investments in our joint ventures. See Note 17 of Notes to Consolidated Financial Statements for information on our equity method investments.

Interest Expense

Interest expense was $137.2 million and $134.8 million for 2025 and 2024, respectively, an increase of $2.4 million, or 2%, due in part to interest expense related to the issuance of the 2033 Notes.

Income Tax Expense

Income tax expense was $1.1 million and $4.6 million for 2025 and 2024, respectively. The respective income tax expense predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $151.3 million and $207.2 million at December 31, 2025 and 2024, respectively, an decrease of $55.9 million. Changes in current assets and current liabilities decreasing our working capital include, in part, increases of $63.2 million, $17.0 million and $17.0 million in accounts payable, trustee taxes payable and the current portion of our lease liability, respectively, and a decrease of $45.0 million in inventories. The decrease in working capital was offset by an increase of $57.6 million in accounts receivable and a decrease of $15.7 million in accrued expenses and other current liabilities.

Cash Distributions

Common Units

During 2025, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2025	$29.5 million	Fourth quarter 2024
May 15, 2025	$29.8 million	First quarter 2025
August 14, 2025	$30.1 million	Second quarter 2025
November 14, 2025	$30.5 million	Third quarter 2025

In addition, on January 30, 2026, the board of directors of our general partner declared a quarterly cash distribution of $0.7600 per unit ($3.04 per unit on an annualized basis) on our common units for the period from October 1, 2025 through December 31, 2025 to our common unitholders of record as of the close of business on February 9, 2026. On February 13, 2026, we paid the total cash distribution of $30.8 million.

During 2025, we paid the following cash distributions to holders of the Series B Preferred Units:

Cash Distribution	Series B Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Quarterly Period Covering
February 18, 2025	$1.8 million	9.50%	11/15/24 - 2/14/25
May 15, 2025	$1.8 million	9.50%	2/15/25 - 5/14/25
August 15, 2025	$1.8 million	9.50%	5/15/25 - 8/14/25
November 17, 2025	$1.8 million	9.50%	8/15/25 - 11/14/25

In addition, on January 12, 2026, the board of directors of our general partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from November 15, 2025 through February 14, 2026 to our Series B preferred unitholders of record as of the opening of business on February 2, 2026. On February 17, 2026, we paid the total cash distribution of $1.8 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2025 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Next 12 Months	Beyond 12 Months	Total
Credit facility obligations (1)	$147,775	$217,410	$365,185
Senior notes obligations (2)	93,250	1,738,782	1,832,032
Operating lease obligations (3)	105,922	392,633	498,555
Other long-term liabilities (4)	18,497	74,118	92,615
Financing obligations (5)	16,563	50,986	67,549
Total	$382,007	$2,473,929	$2,855,936
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2025 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of March 20, 2028 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity. See “—Liquidity and Capital Resources—Senior Notes” for additional information.
(3)	Includes operating lease obligations related to leases for office space and equipment, land, gasoline stations, railcars and barges. See Note 4 of Notes to Consolidated Financial Statements for additional information.
(4)	Includes amounts related to our brand fee agreement, amounts related to our access right agreements and our deferred compensation obligation and various service agreements.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See “—Liquidity and Capital Resources—Financing Obligations” for additional information.

See Note 4 of Notes to Consolidated Financial Statements with respect to sublease information related to certain lease agreements and Note 12 of Notes to Consolidated Financial Statements with respect to purchase commitments.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had $54.0 million and $46.9 million in maintenance capital expenditures for the years ended December 31, 2025 and 2024, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which $38.9 million and $36.7 million for 2025 and 2024, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had $37.5 million and $56.4 million in expansion capital expenditures, excluding acquired property and equipment, for the years ended December 31, 2025 and 2024, respectively, primarily related to investments in our gasoline station and terminal businesses.

We currently expect maintenance capital expenditures of approximately $60.0 million to $70.0 million and expansion capital expenditures, excluding acquisitions, of approximately $75.0 million to $85.0 million in 2026, relating primarily to investments in our gasoline station and terminal businesses. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity for the years ended December 31 (in thousands):

	2025	2024
Net cash provided by operating activities	$284,804	$31,600
Net cash used in investing activities	$(100,970)	$(276,871)
Net cash (used in) provided by financing activities	$(179,799)	$233,837

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $284.8 million and $31.6 million for 2025 and 2024, respectively, for a period-over-period increase in cash flow from operating activities of $253.2 million.

Except for net income, the primary drivers of the changes in operating activities include the following for the years ended December 31 (in thousands):

	2025	2024
(Increase) decrease in accounts receivable	$(58,779)	$79,193
Decrease (increase) in inventories	$44,412	$(200,412)
Increase (decrease) in accounts payable	$63,227	$(138,742)

In 2025, the increases in accounts receivable and accounts payable are due in part to timing of sales and payments, partially offset by a decrease in prices. The decrease in inventories is also due in part to a decrease in prices.

In 2024, the decreases in accounts receivable and accounts payable are due in part to timing of sales and payments and to a decrease in prices. The increase in inventories is due in part to the inventory acquired from Gulf Oil, partially offset by a decrease in prices.

Investing Activities

Net cash used in investing activities was $101.0 million for 2025 and included $91.5 million in capital expenditures and $29.5 million in expenditures associated with our equity method investments (see Note 17 of Notes to Consolidated Financial Statements). Net cash used in investing activities for 2025 was offset by $12.5 million in dividends received of equity method investments, $6.6 million in proceeds from the sale of property and equipment and

$0.9 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations, offset by loan repayments.

Net cash used in investing activities was $276.8 million for 2024 and included $215.1 million, mostly related to the acquisition of terminals from Gulf Oil, $103.3 million in capital expenditures, $19.1 million in expenditures associated with our equity method investments (see Note 17 of Notes to Consolidated Financial Statements) and $7.0 million in seller note issuances, net which represent notes we received from buyers in connection with the sale of certain of our gasoline stations, offset by loan repayments. Net cash used in investing activities for 2024 was offset by $48.6 million in proceeds from the sale of property and equipment and $19.1 million in dividends received of equity method investments.

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the years ended December 31, 2025 and 2024.

Financing Activities

Net cash used in financing activities was $179.8 million for 2025 and included $400.0 million in repayments in connection with the redemption of the 2027 Notes, $126.6 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $63.5 million in net payments on our revolving credit facility, $13.4 million in LTIP units withheld for tax obligations, $10.0 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, $4.0 million paid pursuant to distribution equivalent rights previously granted under our LTIP and $3.4 million in net payments on our working capital revolving credit facility. Net cash used in financing activities was offset by $441.2 million in proceeds in connection with the issuance of the 2033 Notes.

Net cash provided by financing activities was $233.8 million for 2024 and included $441.3 million in proceeds in connection with the issuance of our senior notes due 2032 and $212.7 million in net borrowings from our working capital revolving credit facility. Net cash provided by financing activities was offset by $213.0 million in net payments on our revolving credit facility, $121.6 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $69.0 million in cash paid in connection with the redemption of the Series A Preferred Units (see Note 20 of Notes to Consolidated Financial Statements), $14.2 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, $1.8 million in LTIP units withheld for tax obligations and $0.6 million paid pursuant to distribution equivalent rights previously granted under our LTIP.

See Note 9 of Notes to Consolidated Financial Statements for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility for 2025 and 2024.

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

As of December 31, 2025, there were two facilities under the credit agreement:

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

The average interest rates for the credit agreement were 6.6%, 7.4% and 7.2% for the years ended December 31, 2025, 2024 and 2023, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.35% to 0.50% per annum.

As of December 31, 2025, we had $226.1 million outstanding on the working capital revolving credit facility and $103.5 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $138.9 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.03 billion and $1.05 billion at December 31, 2025 and 2024, respectively.

The credit agreement is secured by substantially all of our assets and the assets of our wholly owned subsidiaries and is guaranteed by us and certain of our subsidiaries.

The credit agreement also includes certain baskets, including (i) a $35.0 million general secured indebtedness basket, (ii)  a $30.0 million general investment basket, (iii) a $100.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the credit agreement), (iv) a Sale/Leaseback Transaction (as defined in the credit agreement) basket of $150.0 million, and (v) a basket of $150.0 million in an aggregate amount for the purchase of our common units, provided that, among other things, no Default exists or would occur immediately following such purchase(s).

In addition, the credit agreement provides the ability for the borrowers to repay certain junior indebtedness, subject to a $100.0 million cap, so long as, among other things, no Default has occurred or will exist immediately after making such repayment.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2025.

Senior Notes

7.125% Senior Notes Due 2033

On June 23, 2025, the Issuers issued $450.0 million aggregate principal amount of 7.125% senior notes due 2033 in a private placement exempt from the registration requirements under the Securities Act of 1933. We used the net proceeds from the offering to fund the purchase of a portion of the 2027 Notes in a cash tender offer and to repay a portion of the borrowings outstanding under our credit agreement. On August 1, 2025, the Issuers redeemed the remaining 2027 Notes not purchased in the tender offer. As a result of the redemption of the 2027 Notes, we recorded a $3.0 million loss from the early extinguishment of debt for the year ended December 31, 2025, consisting of a $1.9 million non-cash write-off of a portion of the remaining unamortized original issue discount and a $1.1 million cash call premium.

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

8.250% Senior Notes Due 2032

On January 18, 2024, the Issuers issued $450.0 million aggregate principal amount of 8.250% senior notes due 2032 (the “2032 Notes”) to several initial purchasers in a private placement exempt from the registration requirements under the Securities Act. We used the net proceeds from the offering to repay a portion of the borrowings outstanding under our credit agreement and for general corporate purposes.

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

The Issuers have the option to redeem the 2029 Notes, in whole or in part, at any time on or after January 15, 2026, at the redemption prices of 101.146% for the twelve-month period beginning on January 15, 2026, and 100% beginning on January 15, 2027 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the 2029 Notes may require the Issuers to repurchase the 2029 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2029 Notes Indenture) at the prices and on the terms specified in the 2029 Notes Indenture.

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

Financing Obligations

Capitol Acquisition

In connection with the June 2015 acquisition of retail gasoline stations and dealer supply contracts from Capitol, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions for 53 leased sites. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Interest expense of $8.3 million and $8.6 million was recorded for the years ended December 31, 2025 and 2024, respectively. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $11.4 million and $11.1 million for the years ended December 31, 2025 and 2024, respectively. The financing obligation balance outstanding at December 31, 2025 was $75.7 million associated with the acquisition.

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

In connection with this transaction, we recognized a corresponding financing obligation of $62.5 million. During the term of the lease, which expires in June 2031, we incur interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.1 million for each of the years ended December 31, 2025 and 2024, and lease rental payments were $5.1 million and $5.0 million for the years ended December 31, 2025 and 2024, respectively. The financing obligation balance outstanding at December 31, 2025 was $57.6 million associated with this transaction.

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

Valuation of Physical Forward Derivative Contracts

As described in Note 10 and Note 11 of Notes to Consolidated Financial Statements, we enter into different commodity contracts that qualify as derivative instruments. These include physical forward purchase and sale contracts and are accounted for at fair value. These contracts are considered Level 2 derivative instruments under the fair value hierarchy as inputs used to determine fair value are not quoted prices in active markets. As of December 31, 2025, derivative assets of $17.1 million and derivative liabilities of $4.5 million were recorded for physical forward derivative contracts based on Level 2 fair value measurements. There were no Level 3 physical forward derivative contracts as of December 31, 2025 and 2024.

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

All of our goodwill is allocated to the GDSO segment. During 2025 and 2024, we completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro-economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on our assessment, no impairment was identified.

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

As of December 31, 2025, we had total borrowings outstanding under our credit agreement of $329.6 million. Please read Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $3.3 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At December 31, 2025, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	December 31,	Effect of 10%	Effect of 10%
	2025	Price Increase	Price Decrease
Exchange traded derivative contracts	$3,226	$(24,409)	$24,409
Forward derivative contracts	12,527	(19,343)	19,343
Total	$15,753	$(43,752)	$43,752

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2025. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $17.8 million at December 31, 2025.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of December 31, 2025.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report. See “Report of Independent Registered Public Accounting Firm” on page F-4 of our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Global GP LLC, our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Eric Slifka and Thomas P. Jalkut, through their beneficial ownership, including as trustee, of entities and Slifka family trusts that own membership interests in our general partner. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

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

All of our executive officers devote substantially all of their time to managing our businesses and affairs, but from time to time certain executive officers perform or have performed services for other entities controlled by the Slifka family and Thomas P. Jalkut. Please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Services Agreement.” Our non-management directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

Set forth below are the names, ages (as of February 20, 2026) and titles of persons currently serving as directors and executive officers of our general partner:

Name	Age	Position with Global GP LLC
Eric Slifka	60	President, Chief Executive Officer and Chairman
Thomas P. Jalkut	75	Vice Chairman
Mark A. Romaine	57	Chief Operating Officer
Gregory B. Hanson	48	Chief Financial Officer
Matthew Spencer	47	Chief Accounting Officer
Kristin Seabrook	49	Chief Legal Officer and Secretary
Jaime Pereira	71	Director
John T. Hailer	65	Director
Robert W. Owens	72	Director
Clare McGrory	50	Director

Eric Slifka was elected President, Chief Executive Officer and director of Global GP LLC, the general partner of Global Partners LP, in March 2005 and became Chairman in May 2025 upon the passing of Richard Slifka. Mr. Slifka previously served as Vice Chairman from March 2014 to May 2025. He has been employed with Global Companies LLC or its predecessors since 1987. Mr. Slifka served as President and Chief Executive Officer and a director of Global Companies LLC since July 2004 and as Chief Operating Officer and a director of Global Companies LLC from its formation in December 1998 to July 2004. Prior to 1998, Mr. Slifka held various senior positions in the accounting, supply, distribution and marketing departments of the predecessors to Global Companies LLC. He is a member of the National Petroleum Council and serves on the board of directors of the Energy Policy Research Foundation, Inc. and Massachusetts General Hospital President’s Council. Mr. Slifka’s extensive knowledge of the energy industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Chairman of the Board. Mr. Slifka is the son of the late Alfred A. Slifka and the nephew of the late Richard Slifka.

Thomas P. Jalkut was elected Vice Chairman of the Board of our general partner in May 2025. He has served as a partner in the law firm of Nutter McClennen and Fish LLP since 1985. Mr. Jalkut has served as a trustee of more than three hundred private trusts and is a principal of Nutter Investment Advisors, L.P. Mr. Jalkut received a Bachelor of Arts degree from Boston College and a Juris Doctorate from Boston College Law School. Mr. Jalkut is a member of the Boston Bar Association and the Massachusetts Bar Association’s Professional Ethics Committee. Mr. Jalkut is a fellow of the American College of Trust and Estate Counsel and a past chair of the Massachusetts Bar Association Probate Section Council. He is a board member of Revolutionary Spaces of Boston and an advisory board member of the Greater Yellowstone Coalition and the Marine Biological Laboratory. Mr. Jalkut previously served as chairman of the town of Walpole’s Charter Review Committee and of the Walpole Finance Committee. Mr. Jalkut’s governance, legal and leadership experience make him well qualified to serve as a director of our general partner.

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

Gregory B. Hanson was appointed by the Board of Directors of our general partner to serve as the Chief Financial Officer of Global Partners LP, commencing September 1, 2021. Mr. Hanson previously served as Treasurer of our general partner and of Global Partners LP from August 2014 through August 2021. Mr. Hanson has more than 25 years of financial experience. Before joining the Partnership in 2013, he served as a Senior Vice President at GE Energy Financial Services and RBS Citizens Financial Group. Before that, he worked in senior positions for Merrill Lynch Capital and Bank of America. Mr. Hanson received a bachelor’s degree from Colby College and an MBA from Babson College’s Franklin W. Olin School of Business.

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

Kristin K. Seabrook was appointed by the Board of Directors of our general partner to serve as the Chief Legal Officer and Secretary of Global Partners LP, commencing January 1, 2026. Ms. Seabrook served as Senior Vice President, Legal Transformation of our General Partner from April 2025 through December 2025. Previously, Ms. Seabrook was Executive Vice President, Chief Legal Counsel and Secretary at Pilot Travel Centers LLC, where she worked from 2007 to 2025. Before that, she served as an Associate at Butler, Vines & Babb and as Deputy District Attorney in Cark County, Nevada. Ms. Seabrook received two bachelor’s degrees (Business and Political Science) from Virginia Tech, and a J.D. and MBA from the University of Richmond School of Law. Ms. Seabrook currently serves as a member of the board of directors of the National Association of Convenience Stores.

Jaime Pereira was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in October 2021. Mr. Pereira was appointed as the chair of the audit committee as of January 1, 2022. Mr. Pereira has over forty years of accounting and advisory experience working with a wide variety of domestic and international, public and private companies, including serving as a partner at international accounting firm Ernst & Young LLP for 20 years. At Ernst & Young, Mr. Pereira was responsible for the Consumer Products practice in the Northeast Region and was the coordinating partner for Global Partners LP and other clients such as Bruker Corporation and Au Bon Pain. Mr. Pereira has been a member of the American Institute of Certified Public Accountants, and he currently serves on the Board of Roche Bros. Supermarkets Co. Mr. Pereira is a graduate of the University of Massachusetts Amherst. Mr. Pereira’s prior audit history with the Partnership and his extensive experience with the accounting aspects of the energy and retail industries make him well qualified to serve as a director of our general partner.

John T. Hailer was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in July 2018. In September 2020, he was designated co-chair of the conflicts committee. He is President of the 1251 Asset Management division of 1251 Capital Group, a Boston-based financial services company that owns a concentrated group of companies in the asset management and insurance sectors. Prior to joining 1251 Capital Group, he spent more than 18 years at Natixis Investment Managers (formerly Natixis Global Asset Management; “Natixis”) and joined that firm in 1999. Mr. Hailer formerly served as Natixis’ President and Chief Executive Officer for the Americas and Asia, where he helped that company strategically reposition as a global solutions provider and grow to become one of the world’s largest asset managers. Before joining Natixis, Mr. Hailer was responsible for new business development in North and Latin America at Fidelity Investments Institutional Services Company and was director of retail business development for Putnam Investments. He serves as a trustee on several other boards including the Boston Public Library. Mr. Hailer also serves as the Chairman of the Board for the New England Council and is a board member of the Back Bay Association and the Women’s Edge, a non-profit organization dedicated to advancing women in leadership positions through networking, advocacy and developmental programs. Mr. Hailer previously served as a member of Beloit College’s Board of Trustees and is a former Trustee of Boston Medical Center and Berklee College of Music. Mr. Hailer’s broad experience in the financial services industry, as well as his significant capital markets and financial experience, make him a valuable member of our board of directors.

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

Clare McGrory was elected to serve as a director of our general partner and as a member of the conflicts, compensation and audit committees of the board of directors of our general partner in March 2023. Since 2016, Ms. McGrory has served as Chief Financial Officer (“CFO”), Chief Compliance Officer and partner of Atairos Management LP (“Atairos”) and has served as the Chief Operating Officer since March 2025. Atairos is an independent strategic investment firm focused on backing growth-oriented businesses across a wide range of industries. Ms. McGrory has over 13 years of experience in the energy industry, including serving as the CFO, Executive Vice President, and Treasurer of Sunoco, LP (“Sunoco”), a publicly traded retail marketing and fuel distribution business. At Sunoco, Ms. McGrory had responsibility for investor relations, business strategy, treasury, accounting, external reporting, internal audit, and other oversight responsibilities. Ms. McGrory received a Bachelor of Science degree in accounting from Villanova University and a Master of Business Administration from the Villanova School of Business Executive MBA Program. She is an adjunct professor at Villanova University and serves on the Board of Directors for the Boys & Girls Clubs of Philadelphia, as well as the Provost Board at Villanova University. Ms. McGrory’s financial, accounting, and executive leadership experience, including 13 years within the energy industry, make her well qualified to serve as a director of our general partner.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2025, with the exception of one Form 4 filing dated March 14, 2025 for each of our independent directors with respect to reporting on their receipt of February 26, 2025 Phantom Unit Award grants.

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

Communications with Unitholders, Employees and Others

Unitholders, employees and other interested persons who wish to communicate with the board of directors of our general partner, non-management or independent directors as a group, a committee of the board or a specific director may do so by transmitting correspondence addressed to the Board of Directors, Name of Director, Group or Committee, c/o Corporate Secretary, Global Partners LP, 800 South Street, Suite 500, Waltham, MA 02453, Fax: 781-398-9205.

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

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at www.globalp.com in the “Governance” subsection of the “Investors” section or may be obtained without charge upon written request to the Chief Legal Officer at: Global Partners LP, 800 South Street, Suite 500, Waltham, MA 02453. We intend to disclose amendments to and waivers, if any, from our Code of Business Conduct and Ethics, as required, on our website, www.globalp.com, promptly following the date of any such amendment or waiver.

Corporate Governance Matters

The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2025.

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

In 2025, our NEOs were (i) Mr. Eric Slifka, our Chief Executive Officer (“CEO”); (ii) Mr. Gregory B. Hanson, our Chief Financial Officer (“CFO”); and (iii) the three most highly compensated executive officers of our general partner other than our CEO and CFO during 2025, who were Mr. Mark A. Romaine, our Chief Operating Officer (“COO”), Mr. Sean T. Geary, our former Chief Legal Officer and Mr. Matthew Spencer, our Chief Accounting Officer. Each of our NEOs had an employment agreement with our general partner during 2025.

The compensation committee of the board of directors of our general partner (the “Compensation Committee”)

has direct responsibility for the compensation of our CEO based upon (i) contractual obligations pursuant to any employment agreement or arrangement between our CEO and our general partner, and (ii) compensation parameters established by the Compensation Committee with respect to salary adjustments, incentive plans and discretionary bonuses, if any. The Compensation Committee also has oversight and approval authority for the compensation of our NEOs other than our CEO based upon our CEO’s recommendations, including awards under any incentive plans in which the NEOs participate, and our general partner’s contractual obligations pursuant to any employment agreements or arrangements with our NEOs.

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

The Compensation Committee uses a third-party compensation consultant to study and supply market compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans and arrangements. The Compensation Committee retained Meridian Compensation Partners, LLC (“MCP”) as its compensation consultant for 2025.

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

The Compensation Committee determined that the services provided by MCP to the Compensation Committee during 2025 did not give rise to any conflicts of interest. The Compensation Committee made this determination by assessing the independence of MCP under the six independence factors adopted by the SEC and incorporated into the NYSE Corporate Governance Listing Standards. Further, in making this assessment, the Compensation Committee considered MCP’s written correspondence to the Compensation Committee that affirmed the independence of MCP and the partners, consultants and employees who provide services to the Compensation Committee on executive and director compensation matters.

MCP worked with the Compensation Committee in 2025 to (i) review and update our reference group of peer companies for performance assessment purposes; (ii) help determine competitive compensation ranges and target compensation opportunities for each of our NEOs; (iii) review and consider the design of, create the payment grid for, and update performance targets, performance metrics and related award levels for our NEOs under, our general partner’s short-term incentive plan (the “STIP”) for 2025; (iv) review and consider the design of, create the payment grid for, and update performance targets, performance metrics and related award levels for our NEOs under, our general partner’s long-term incentive plan (“LTIP”) for 2025; (v) assist with compensation information related to the 2025 Form 10-K and support discussions between the Compensation Committee and our CEO; and (vi) assist with determination of compensation for independent directors.

Highlights of Compensation Program Policies for Named Executive Officers

The key highlights of our 2025 compensation program for our NEOs is outlined below:

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

The elements of the 2025 NEO compensation of our general partner were base salaries, short-term incentive awards, discretionary bonuses, long-term equity incentive awards, retirement and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time. Descriptions of the elements of the compensation program, their relationship to our compensation objectives, and principles used to guide their administration appear below:

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

2025 NEO Compensation

Base Salaries

Each NEO’s base salary is a fixed component of compensation for each year. Base salary is designed to compensate each NEO for his role and responsibilities and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). Historically, the base salaries for our NEOs with employment agreements have been set by the terms of their respective employment agreements in effect from time to time. As such, the annualized base salaries in effect as of the end of 2025 for our NEOs were as follows: $1,100,000 for Mr. Slifka, $700,000 for Mr. Romaine; $575,000 for Mr. Hanson; $500,000 for Mr. Geary; and $350,000 for Mr. Spencer.

Short-Term Incentive Plans

Our general partner established a STIP for each of our NEOs in February 2025, at which time payout targets (expressed as a percentage of each NEO’s base salary) were established by the Compensation Committee. Target awards under our general partner’s 2025 STIP included a performance-based component, for which 50% of the cash bonus pool was available (the “STIP Performance Component”), and a discretionary component, for which the other 50% of the cash bonus pool was available (the “STIP Discretionary Component”). The STIP Performance Component of incentive awards earned under the 2025 STIP was based on the Partnership’s actual performance in relation to goals for (i) our earnings before interest, taxes, depreciation and amortization (“EBITDA”), with a 35% weighting towards the STIP Performance Component, and (ii) our distributable cash flow before payment to preferred unitholders (“DCF”), with a 15% weighting towards the STIP Performance Component (the EBITDA and DCF goals, collectively, the “2025 Performance Objective”). The EBITDA component of the 2025 Performance Objective was selected by the Compensation Committee because it represents an accurate indicator of our performance over a specific period of time. The DCF component of the 2025 Performance Objective was selected by the Compensation Committee because it represents an accurate indicator of our success to provide a cash return on our limited partners’ investment in us. EBITDA and DCF are discussed in more detail under “Results of Operations – Evaluating Our Results of Operations”. EBITDA may be adjusted by the Compensation Committee in its discretion to account for unusual, one-time factors that occurred during the year and could have increased or decreased EBITDA.

The Compensation Committee ratified and approved the following STIP target values for the NEOs under the 2025 STIP: 150% (or $1,650,000) for Mr. Slifka; 100% (or $700,000) for Mr. Romaine; 90% (or $518,000) for Mr. Hanson; 85% (or $425,000) for Mr. Geary; and 75% (or $263,000) for Mr. Spencer.

STIP Performance Component (50% of the incentive target value).—Under the terms of the 2025 STIP, each NEO could have earned between 0% and 200% of their respective incentive target value based on achieved performance against pre-set performance goals, specifically EBITDA (weighted at 70% of the STIP Performance Component) and DCF (weighted at 30% of the STIP Performance Component). With respect to the EBITDA performance goal, the threshold was set at $296,000,000, the target was set at $370,000,000 and the maximum was set at $444,000,000. With respect to the DCF performance goal, the threshold was set at $135,204,000, the target was set at $169,005,000 and the maximum was set at $202,806,000. If the applicable threshold had not been achieved for the EBITDA performance goal and the DCF performance goal, then no amounts would have been paid under the 2025 STIP with respect to the STIP Performance Component.

With respect to the performance goal, we achieved 102% of the target performance with respect to EBITDA and 112% of the target performance with respect to DCF. Accordingly, the Compensation Committee awarded our NEOs 126% of the STIP Performance Component for 2025, resulting in the following payouts: $1,039,500 for Mr. Slifka; $441,000 for Mr. Romaine; $326,500 for Mr. Hanson; $268,000 for Mr. Geary; and $165,500 for Mr. Spencer.

STIP Discretionary Component (50% of the incentive target value).—The STIP Discretionary Component is intended to allow the Compensation Committee to analyze other important business factors that it may consider for determining the total STIP payout. Such factors may include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us, management of our business in the face of adverse market conditions and, as may be applicable, the contributions of any or all of the NEOs. Mr. Slifka’s evaluation of our NEOs’ performance in 2025 included the recognition that their individual and collective performances were excellent, noting that they: (i) completed the integration of the East Providence liquid energy terminal acquired in November 2024 and expanded marine fuel operations into the U.S. Gulf Coast; (ii) oversaw strong financial performance exceeding both EBITDA and DCF goal ranges; (iii) continued optimization of our existing business; and (iv) maintained prudent and proactive balance sheet management (including significant and successful capital raising to facilitate acquisitions), enhancing liquidity and strengthening our balance sheet.

In considering whether, and in what amount(s), to grant any or all of our NEOs 2025 STIP Discretionary Component awards, the Compensation Committee recognized that our business performance in 2025 was strong, with our leadership team successfully managing external challenges and fulfilling many important initiatives. The Compensation Committee noted that our NEOs, individually and collectively, have continued to effectively oversee development of activities and staffing consistent with our strategies and growth objectives, and that they encourage the identification of and response to new opportunities as they arise. The following initiatives were undertaken by us under the leadership of Mr. Slifka and executed by our NEOs to strategically continue to acquire, invest in and optimize synergistic, high-quality assets that complement our operational capabilities, strengthen our balance sheet, and enhance our liquidity in order to be in a position to pursue opportunities fundamental to our growth strategy. Our 2025 initiatives included:

●	In October 2025, we expanded our marine fuel supply operations into the Gulf Coast with throughput and barge time-charter arrangements that enable operations in the Port of Houston and adjacent Gulf Coast ports, including Freeport, Beaumont and Lake Charles. These arrangements build upon our strong position in the U.S. Atlantic Coast and significantly expand our presence in the North American market.
●	In June 2025, we issued $450.0 million of senior unsecured notes and completed a tender offer for a portion of our $400.0 million senior unsecured 7.00% notes, which were fully redeemed in August 2025, to enhance our liquidity and optimize our balance sheet.
●	In June 2025, we consolidated our loyalty programs into a single, enhanced in-store and mobile experience across all of our company-operated locations.
●	On March 20, 2025, we amended our Credit Agreement to, among other things, (i) extend the maturity date from May 2, 2026 to March 20, 2028, (ii) increase the working capital revolving credit facility from $950.0 million to $1.0 billion, and (iii) decrease the revolving credit facility from $600.0 million to $500.0 million.
●	In January 2025, we formed a joint venture with unrelated third parties to acquire and operate an office building located in Newton, Massachusetts and signed a 12-year lease arrangement for space in this property that will serve as our principal executive office at the termination of our existing leased space in Waltham, Massachusetts in 2026.
●	Completed integration of assets acquired in 2024, including the East Providence liquid energy terminal acquired in November 2024.
●	Continuing commitment to invest in our infrastructure.
●	Continuing optimization of fuel margins and volumes in both our GDSO and Wholesale segments.
●	Ongoing divestiture of non-strategic assets and optimization of our retail portfolio through strategic conversion class of trade conversions.

Taking into account Mr. Slifka’s assessment, the Partnership’s results of operations for 2025, as well as the Compensation Committee’s review of the individual performance of each of our NEOs in 2025, the Compensation Committee awarded our NEOs 126% of the STIP Discretionary Component for 2025, resulting in the following payouts: $1,039,500 for Mr. Slifka; $441,000 for Mr. Romaine; $326,500 for Mr. Hanson; $268,000 for Mr. Geary; and $165,500 for Mr. Spencer.

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

On March 25, 2024, based on the specific contributions made by each NEO during their 2023 service, the Compensation Committee awarded to each of our NEOs a supplemental discretionary equity-based award under the LTIP. The March 25, 2024 LTIP awards, which vested on March 24, 2025, were granted in the following amounts: 24,802 phantom units for Mr. Slifka; 11,161 phantom units for Mr. Romaine; 6,680 phantom units for Mr. Hanson; 5,423 phantom units for Mr. Geary; and 4,034 phantom units for Mr. Spencer. Please see Long-Term Equity Incentive Awards—2024 Phantom Unit Awards.

Long-Term Equity Incentive Awards

The Compensation Committee uses time-based phantom unit awards (each, a “Time Phantom Unit Award”) and performance-based phantom units awards (each, a “Performance Phantom Unit Award”), each with distribution equivalent rights (“DERs”) under the LTIP in its NEO compensation design.

2025 Phantom Unit Awards – On February 26, 2025, the Compensation Committee authorized the grant to each of our NEOs of a Performance Phantom Unit Award and a Time Phantom Unit Award.

The 2025 Performance Phantom Unit Awards represent the right to receive phantom units (or an equivalent amount of cash) in an amount up to 200% of the target number of phantom units subject to (i) such 2025 Performance Phantom Unit Award, and (ii) the NEO’s continued employment and satisfaction of performance criteria based on our DCF for a three (3) year cumulative performance period that began on January 1, 2025 and ends on December 31, 2027, with the phantom units vesting upon completion of the overall three-year performance period and certification of the applicable level of achievement by the Compensation Committee. The Compensation Committee will calculate our cumulative DCF for the overall three-year performance period and, based on the aggregate results for such years, the number of phantom units earned under each 2025 Performance Phantom Unit Award could range from 0% to 200% of target. The Performance Phantom Unit Award targets are as follows: 45,127 for Mr. Slifka; 16,332 for Mr. Romaine; 15,472 for Mr. Hanson; 8,897 for Mr. Geary; and 5,158 for Mr. Spencer.

The 2025 Time Phantom Unit Awards represent the right to receive phantom units (or an equivalent amount of cash) on the applicable vesting date(s). On February 26, 2025, the Compensation Committee granted to our NEOs the following Time Phantom Unit Awards: 45,126 phantom units for Mr. Slifka; 16,331 phantom units for Mr. Romaine; 15,472 phantom units for Mr. Hanson; 8,896 phantom units for Mr. Geary; and 5,157 phantom units for Mr. Spencer, all of which vested or are eligible to vest in three substantially equal installments on January 6, 2026, January 6, 2027 and

January 6, 2028, subject to the NEO’s continued employment through such vesting dates. The 2025 Time Phantom Unit Awards granted on February 26, 2025 represent our traditional annual equity incentive award grants designed to incentivize and reward our NEOs and provide a long-term retentive goal.

2024 Phantom Unit Awards.— In March 2024, the Compensation Committee authorized the grant to each of our NEOs of a Performance Phantom Unit Award and a Time Phantom Unit Award, along with a supplemental discretionary award of a Time Phantom Unit Award that had a one (1) year cliff vest. Please see 2025 NEO Compensation—Discretionary Bonuses.

The 2024 Performance Phantom Unit Awards represent the right to receive phantom units (or an equivalent amount of cash) in an amount up to 200% of the target number of phantom units subject to (i) such 2024 Performance Phantom Unit Award, and (ii) the NEO’s continued employment and satisfaction of performance criteria based on our DCF for a three (3) year cumulative performance period that began on January 1, 2024 and ends on December 31, 2026, with the phantom units vesting upon completion of the overall three-year performance period and certification of the applicable level of achievement by the Compensation Committee. The Compensation Committee will calculate our cumulative DCF for the overall three-year performance period and, based on the aggregate results for such years, the number of phantom units earned under each 2024 Performance Phantom Unit Award could range from 0% to 200% of target. The Performance Phantom Unit Award targets are as follows: 57,871 for Mr. Slifka; 20,944 for Mr. Romaine; 19,842 for Mr. Hanson; 11,409 for Mr. Geary; and 6,614 for Mr. Spencer.

The 2024 Time Phantom Unit Awards represent the right to receive phantom units (or an equivalent amount of cash) on the applicable vesting date(s). On March 25, 2024, the Compensation Committee granted to our NEOs the following Time Phantom Unit Awards: 24,802 phantom units for Mr. Slifka; 11,161 phantom units for Mr. Romaine; 6,680 phantom units for Mr. Hanson; 5,423 phantom units for Mr. Geary; and 4,034 phantom units for Mr. Spencer, all of which vested on March 24, 2025. On March 25, 2024, the Compensation Committee granted to our NEOs the following Time Phantom Unit Awards: 57,870 phantom units for Mr. Slifka; 20,943 phantom units for Mr. Romaine; 19,841 phantom units for Mr. Hanson; 11,408 phantom units for Mr. Geary; and 6,614 phantom units for Mr. Spencer, all of which vested or are eligible to vest in three substantially equal installments on January 6, 2025, January 5, 2026 and January 5, 2027, subject to the NEO’s continued employment through such vesting dates.

The 2024 Time Phantom Unit Awards granted on March 25, 2024 represent our traditional annual equity incentive award grants designed to incentivize and reward our NEOs and provide a long-term retentive goal. The 2024 Time Phantom Unit Awards granted on March 25, 2024 that vested on March 24, 2025, represent supplemental discretionary awards designed to reward the NEOs for their extraordinary performance in 2023 and the Partnership’s outstanding financial performance in 2023, as well as for positioning the Partnership for future growth and strength in the face of volatility in the commodity markets, geopolitical and logistical challenges, and a changing industry.

2023 Performance Phantom Unit Awards.— In 2023, each of our NEOs received a performance-based phantom unit award (a “2023 Performance Phantom Unit Award”). The 2023 Performance Phantom Unit Awards are subject to a three (3) year cumulative performance period that began on January 1, 2023 and ended on December 31, 2025. Based on the Compensation Committee’s certification of our aggregate cumulative DCF for the three-year performance period, the number of phantom units earned under each 2023 Performance Phantom Unit Award was 200%, representing 128,756 phantom units for Mr. Slifka; 47,210 phantom units for Mr. Romaine; 32,618 phantom units for Mr. Hanson; 23,606 phantom units for Mr. Geary and 15,738 phantom units for Mr. Spencer, all of which vested upon such certification.

For a discussion of the treatment of the 2023, 2024 and 2025 Phantom Unit Awards in the event of certain termination events, please see Potential Payments upon Termination or Change of Control.

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

From 2018 through 2022, we granted awards to our NEOs under the LTCIP. However, no LTCIP awards were granted to our NEOs during 2025, as the Compensation Committee determined that it was more appropriate to grant phantom unit awards under the LTIP instead. For more information on such phantom unit awards, please see Long-Term Equity Incentive Awards above.

On June 10, 2022, the board of directors of our general partner granted awards under the LTCIP to our NEOs (each, a “2022 LTCIP Award”) in the following amounts: $4,500,000 for Mr. Slifka; $1,500,000 for Mr. Romaine; $600,000 for Mr. Hanson; $400,000 for Mr. Geary; and $600,000 for Mr. Spencer. Each 2022 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vested on March 11, 2024, 33.3% of the award vested on March 11, 2025, and 33.3% of the award vests on March 11, 2026, subject to each NEO’s continued employment through such vesting dates.

In addition, on March 31, 2022, the board of directors of our general partner also granted awards under the LTCIP in the amount of $90,000 for Mr. Hanson and $50,000 for Mr. Geary in respect of their respective partial year of service prior to their becoming executive officers. We also refer to such awards as 2022 LTCIP Awards herein, which are subject to the following vesting schedule: 33.4% of the award vested on March 11, 2024, 33.3% of the award vested on March 11, 2025, and 33.3% of the award vests on March 11, 2026, subject to each such NEO’s continued employment through such vesting dates.

On October 22, 2021, the board of directors of our general partner granted awards under the LTCIP to our NEOs (each, a “2021 LTCIP Award”) in the following amounts: $3,500,000 for Mr. Slifka; $1,300,000 for Mr. Romaine; and $600,000 for Mr. Spencer. Each 2021 LTCIP Award is subject to the following vesting schedule: 33.4% of the award vested on July 10, 2023, 33.3% of the award vested on July 10, 2024, and 33.3% of the award vested on July 10, 2025.

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

Pension Benefits

Our NEOs, other than Messrs. Hanson and Spencer, were previously eligible to participate in the Global Partners LP Pension Plan (the “Global Pension Plan”) in accordance with our general partner’s policies and on the same general basis as other employees of our general partner. As previously disclosed, the Global Pension Plan was frozen on December 31, 2009 and settlement of obligations under the Global Pension Plan was completed in November 2024. As of December 31, 2024, neither we nor our general partner had further obligations to any of the NEOs under the Global Pension Plan. Please see Other Benefits—Pension Benefits for additional information regarding the settlement of pension benefits under the Global Pension Plan.

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

Employment Agreements

Each of our NEOs entered into a three-year employment agreement with our general partner effective as of January 1, 2025. We believe that the post-termination and change in control payments in the employment agreements allow our NEOs to focus on making business decisions that maximize our interests and the interests of our unitholders without allowing personal considerations to influence the decision-making process. Please read Potential Payments upon Termination or Change of Control for a discussion of the provisions in each employment agreement relating to termination, change in control and related payment obligations.

Actions Taken Since End of Fiscal Year 2025

Sean T. Geary. On January 1, 2026, Mr. Geary’s resignation as our Chief Legal Officer and Secretary became effective and he commenced employment as a Senior Legal Advisor pursuant to an amended and restated employment agreement, also effective as of January 1, 2026, which superseded and replaced the prior employment agreement by and between Mr. Geary and our general partner. On January 1, 2026, Mr. Geary ceased to be an executive officer of our general partner and each of our wholly-owned subsidiaries.

Kristin K. Seabrook. On January 1, 2026, Ms. Seabrook commenced employment as our Chief Legal Officer and Secretary and became an executive officer of our general partner and each of our wholly-owned subsidiaries. On February 26, 2026, Ms. Seabrook entered into an employment agreement with our general partner for an initial two-year term that commenced on January 1, 2026 and ends on December 31, 2027 with an automatic extension until through April 15, 2028, if applicable, for the parties to reach a final agreement on the renewal of the employment agreement. The terms of Ms. Seabrook’s employment agreement are described in detail below.

The employment agreement provides for an annualized base salary of $500,000. Under the employment agreement, Ms. Seabrook (i) may receive a cash bonus in an amount determined at the discretion of the Compensation Committee, (ii) shall participate in the annual STIP adopted by the Compensation Committee for each calendar year during the term, (iii) shall participate in our general partner’s long-term incentive plans, if any, made available to officers or other employees, and (iv) is entitled to participate in our general partner’s health insurance, 401(k), and such other benefit plans and programs in accordance with our general partner’s policies. Pursuant to the terms of an offer letter previously entered into between our general partner and Ms. Seabrook, Ms. Seabrook is also eligible to receive a signing bonus for the 2026 and 2027 calendar years in amounts equal to $300,000 and $200,000, respectively (the “Signing Bonus”).

For each calendar year of the term, the Compensation Committee will set an annual target amount under the STIP by March 31 of such year for the applicable performance period. Subject to any changes by the Compensation Committee, Ms. Seabrook will be eligible to earn an amount ranging from 0% to 200% of the STIP target amount. Fifty percent (50%) of the STIP target amount will be subject to the level of achievement by the Partnership with respect to two performance metrics based on (i) EBITDA, weighted at thirty-five percent (35%) and (ii) DCF, weighted at fifteen percent (15%) for the applicable Performance Period, and fifty percent (50%) of the STIP target amount will be subject to a discretionary performance metric.

If Ms. Seabrook’s employment is terminated for any reason, Ms. Seabrook shall be paid (i) all amounts of her base salary due and owing up through the date of termination, (ii) all earned, but unpaid, bonuses, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts, including vacation pay, that may be due to her as of the date of termination (the “Seabrook Accrued Obligations”).

If Ms. Seabrook’s employment is terminated due to her death or “Disability” (as defined in the employment agreement), she (or her estate) will be paid or receive (i) the Seabrook Accrued Obligations, plus (ii) a lump sum payment equal to 200% of her then base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of her interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, plus (v) group health and similar insurance premiums on behalf of her and her spouse and dependents, if any, for 18 months following the date of termination.

If Ms. Seabrook’s employment is terminated by our general partner without “Cause” or by Ms. Seabrook for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement), Ms. Seabrook shall be paid (i) the Seabrook Accrued Obligations, plus (ii) a lump sum payment equal to 200% of her then current base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of her interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and the LTIP, (v) group health and similar insurance premiums on behalf of her and her spouse and dependents, if any, for 18 months following the date of termination, and (vi) the amounts due, if any, in respect of the Signing Bonus. Ms. Seabrook’s employment agreement includes a “best of net” provision, whereby any amounts payable to Ms. Seabrook that constitute parachute payments under Section 280G of the Code and would be subject to an excise tax under Section 4999 of the Code will either be: (i) reduced to the level at which no excise tax applies, or (ii) paid in full (such that Ms. Seabrook is subject to an excise tax), whichever produces the better net after-tax position to Ms. Seabrook.

If Ms. Seabrook’s employment agreement is not renewed by our general partner and she does not continue to serve as our general partner’s Chief Legal Officer following the expiration of her employment agreement pursuant to a different employment agreement with our general partner, she shall be paid (i) the Seabrook Accrued Obligations, (ii) a lump sum payment equal to 200% of her then base salary, and (iii) the performance-based and discretionary components, if any, of her STIP award for the year in which such termination of employment occurs.

If Ms. Seabrook’s employment is terminated for any reason other than her death, Constructive Termination, or a termination of her employment without Cause, she shall also be paid an amount equal to 50% of her highest annualized base salary in effect during two years preceding the date of termination of her employment.

Tax Deductibility of Compensation

With respect to the deduction limitations imposed under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m). Accordingly, such limitations do not apply to compensation paid to our NEOs.

Other Compensation Practices, Policies and Guidelines

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

Equity Ownership Guidelines

Our executive officers and independent directors are subject to equity ownership guidelines adopted in November 2025. These guidelines are designed to further align their interests with those of our unitholders and to encourage our executive officers to manage the Partnership from an owner’s perspective. Our equity ownership guidelines are determined based on a multiple of the executive officer’s base salary and independent director’s annual retainer as follows:

Position	Guideline
Chief Executive Officer	Five (5) times annual base salary
Other Executive Officers	Three (3) times annual base salary
Independent Directors	Five (5) times annual retainer

The following count towards the achievement of these guidelines: (i) units owned outright, including units owned by and family member or family trust of such executive officer or director, to the extent such units are required to be included in his or her Section 16 filings; and (ii) time-based and vested derivative securities settled in common units.

Executive officers and directors have five (5) years from the date of hire or appointment, as applicable, to attain compliance with the stock ownership guidelines. Each of our executive officers and directors is on track to achieve compliance within the required period.

Anti-Hedging and Pledging Policies

Our Insider Trading Policy prohibits our executive officers from engaging in speculative transactions involving our securities (such as our common units), including buying or selling puts or calls, short sales, purchasing securities on margin, or otherwise hedging the risk of ownership of such securities. The Insider Trading Policy also prohibits our executive officers from pledging our securities as collateral.

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

February 25, 2026

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of Robert W. Owens (Chair), John T. Hailer, Clare McGrory and Jaime Pereira. None of the members of the Compensation Committee are officers or employees of our general partner or any of its affiliates. Mr. Eric Slifka has served as Chairman of our general partner’s board of directors since May 25, 2025 and previously served as Vice-Chairman of our general partner’s board of directors since March 12, 2014.

Compensation of Named Executive Officers

The following table sets forth certain information with respect to compensation during 2025, 2024 and 2023 of our NEOs.

						Change in
						Pension Value
						and Deferred
					Non‑Equity	Nonqualified
			Unit		Incentive Plan	Compensation	All Other
Name and Principal		Salary	Awards	Bonus	Compensation	Earnings	Compensation	Total
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)
Eric Slifka	2025	1,100,000	5,250,017	—	4,743,000	—	77,176	11,170,193
President and CEO	2024	1,100,000	6,375,030	—	6,490,400	—	81,833	14,047,263
	2023	1,000,000	6,499,980	500,000	3,000,000	7,606	81,871	11,089,457
Gregory B. Hanson	2025	575,000	1,800,012	—	932,720	—	58,402	3,366,134
Chief Financial Officer	2024	575,000	2,103,026	—	1,167,710	—	64,483	3,910,219
	2023	475,000	1,549,508	159,500	808,000	—	60,659	3,052,667
Mark A. Romaine	2025	700,000	1,900,007	—	1,814,400	—	127,085	4,541,492
Chief Operating Officer	2024	700,000	2,406,257	—	2,488,500	—	74,156	5,668,913
	2023	675,000	2,937,473	287,500	1,350,000	1,323	56,933	5,308,229
Matthew Spencer	2025	350,000	600,024	—	730,600	—	66,985	1,747,609
Chief Accounting Officer	2024	350,000	783,004	—	966,400	—	74,074	2,173,478
	2023	325,000	812,513	112,500	488,000	—	53,540	1,791,553
Sean T. Geary	2025	500,000	1,035,019	—	719,150	—	59,750	2,313,919
Former Chief Legal Officer and Secretary	2024	500,000	1,280,966	—	917,900	—	62,906	2,761,772
	2023	410,000	1,574,994	140,500	656,000	724	59,786	2,842,004
(1)	Amounts reported in this column reflect the base salary earned by our NEOs for services performed during the applicable fiscal year.
(2)	The grant date fair value of the 2025 Performance Phantom Unit Awards and 2025 Time Phantom Unit Awards granted to our NEOs are determined in accordance with FASB ASC Topic 718. Regarding assumptions underlying the valuation of these equity awards, please see Note 19 to Consolidated Financial Statements. Amounts in this column reflect the total of the following for 2025:
a.	The grant date fair value of the February 26, 2025 Time Phantom Unit Awards granted to our named executed officers is calculated using the closing price of our common units on the day before the grant date ($58.17) and is $2,624,979 for Mr. Slifka, $900,006 for Mr. Hanson, $949,974 for Mr. Romaine, $299,983 for Mr. Spencer and $517,480 for Mr. Geary.
b.	The grant date fair value of the 2025 Performance Phantom Unit Awards is based on achievement of the target level of performance with respect to the applicable performance criteria and is $2,625,038 for Mr. Slifka, $900,006 for Mr. Hanson, $950,032 for Mr. Romaine, $300,041 for Mr. Spencer, and $517,538 for Mr. Geary. Assuming that, instead of target, the highest level of performance with respect to the applicable performance criteria is achieved, the aggregate grant date fair value of the 2025 Performance Phantom Units would be $5,250,075 for Mr. Slifka, $1,800,012 for Mr. Hanson, $1,900,065 for Mr. Romaine, $600,082 for Mr. Spencer, and $1,035,077 for Mr. Geary.

(3)	In 2025, there were no discretionary bonuses paid to our NEOs for services performed during 2024. In 2023, Messrs. Slifka, Hanson, Romaine, Spencer and Geary were paid discretionary cash bonuses of $500,000, $159,500, $287,500, $112,500, and $140,500, respectively, for services performed during 2022. The amounts shown in the table above do not reflect long-term incentive awards granted in 2025 or discretionary cash bonuses paid after the date of this report as such long-term incentive awards were granted in 2025, and such discretionary cash bonuses have not yet been paid as of the date of this Annual Report on

Form 10-K.
(4)	Amounts reported in this column reflect the bonuses paid to each of the NEOs for services performed during 2025, 2024 and 2023, which were determined in accordance with our general partner’s Short-Term Incentive Plans described above under Elements of Compensation—Short-Term Incentive Plans and our general partner’s Long-Term Cash Incentive Plans described above under “Elements of Compensation—Long-Term Cash Incentive Awards. Note that the amounts reported in this column do not reflect the grant date fair value of bonuses or non-equity incentive plan compensation granted to the NEOs in respect of their services during 2024, 2023 or 2022.
(5)	Messrs. Hanson and Spencer were not eligible to participate in our general partner’s pension plan because it was frozen prior to their commencement of employment with us.
(6)	With respect to Mr. Slifka, “All Other Compensation” for the years ended December 31, 2025, 2024 and 2023 includes, among other things club membership dues. The amounts in this column for 2025 are described further in the All Other Compensation table below. With respect to Mr. Romaine, “All Other Compensation” for the year ended December 31, 2025 and 2024 includes, among other things, additional long term disability premiums.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table for the fiscal year ended December 31, 2025:

	Employer
	Contributions to		Personal
	Global 401(k)	Club Membership	Benefits	Total All Other
Name	Plan ($)	Dues ($)	($)(1)	Compensation ($)
Eric Slifka	14,134	28,204	34,838	77,176
Gregory B. Hanson	14,000	—	44,402	58,402
Mark A. Romaine	14,000	—	113,085	127,085
Matthew Spencer	14,000	—	52,985	66,985
Sean T. Geary	14,000	—	45,750	59,750
(1)	The amounts in this column include the estimated incremental cost of an automobile provided by us for the NEO’s use; dental premiums paid by us; accidental death and dismemberment insurance premiums paid by us; and life insurance premiums paid by us. Includes $66,488 long-term disability insurance premiums for Mr. Romaine paid by us. Also includes medical premiums in the following amounts paid by us: $30,123 for Mr. Hanson; $26,415 for Mr. Romaine; $26,415 for Mr. Spencer and $30,123 for Mr. Geary.

Grants of Plan-Based Awards

The following table sets forth information regarding non-equity awards and equity awards granted to the NEOs in 2025.

		Estimated Possible Payouts Under			Estimated Possible Payouts Under
		Non-Equity Incentive Plan Awards (2)			Equity Incentive Plan Awards (3)				Grant Date
	Award	Minimum			Minimum			All Other	Fair Value of
	Type	Threshold	Target	Maximum	Threshold	Target	Maximum	Awards	Unit Awards
Name	(1)	($)	($)	($)	(#)	(#)	(#)	(#)(4)	($)(5)
Eric Slifka	(a)	577,500	1,650,000	3,300,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	45,126	2,624,979
	(c)	—	—	—	15,794	45,127	90,254	—	2,625,038
Gregory B. Hanson	(a)	181,300	518,000	1,036,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	15,472	900,006
	(c)	—	—	—	5,415	15,472	30,944	—	900,006
Mark A. Romaine	(a)	245,000	700,000	1,400,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	16,331	949,974
	(c)	—	—	—	5,716	163,332	32,664	—	950,032
Matthew Spencer	(a)	92,050	263,000	526,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	5,157	299,983
	(c)	—	—	—	1,805	5,158	10,316	—	300,041
Sean T. Geary	(a)	148,750	425,000	850,000	—	—	—	—	—
	(b)	—	—	—	—	—	—	8,896	517,480
	(c)	—	—	—	3,114	8,897	17,794	—	517,538
(1)	Award types:
(a)	STIP – Grant date: February 26, 2025
(b)	2025 Time Phantom Unit Awards – Grant date: February 26, 2025
(c)	2025 Performance Phantom Unit Awards – Grant date: February 26, 2025
(2)	For calendar year 2025, each NEO’s STIP award consisted of the STIP Performance Component (weighted 50%) and the STIP Discretionary Component (weighted 50%). Amounts shown represent the “threshold,” “target” and “maximum” amounts payable under the STIP awards. On February 25, 2026, the Compensation Committee determined that one hundred twenty-six percent (126%) of the STIP Performance Component and one hundred twenty-six percent (126%) of the STIP Discretionary Component were earned by the NEOs for calendar year 2025. Actual payout of the STIP awards (the Performance Component and the Discretionary Component) for calendar year 2025 is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(3)	This column includes the threshold, target, and maximum payouts under the 2025 Performance Phantom Unit Awards granted to the NEOs. For more information on these awards, see Elements of Compensation—Long-Term Equity Incentive Awards.
(4)	This column includes the 2025 Time Phantom Unit Awards granted to the NEOs. For more information on these awards, see Elements of Compensation—Long-Term Equity Incentive Awards.
(5)	Amounts in this column reflect the grant date fair value of 2025 Performance Phantom Unit Awards (target amount) and 2025 Time Phantom Unit Awards granted to our NEOs are determined in accordance with FASB ASC Topic 718. For more information on the assumptions underlying the valuation of these equity awards, please see Note 19 to Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year End

The following table presents the full amount of the equity awards held by our NEOs as of December 31, 2025, which consist of time-based and performance-based phantom units granted on March 3, 2023, March 25, 2024 and February 26, 2025 under the LTIP. The awards shown on the table below were the only equity awards held by the NEOs at the end of the last fiscal year:

			Performance Phantom Unit Awards
			Equity Incentive	Equity Incentive
	Time Phantom Unit Awards		Plan Awards	Plan Awards
	Number of	Market Value of	Number of	Market Value of
	Units That Have	Units That Have	Units That Have	Units That Have
Name	Not Vested (#)(1)	Not Vested ($)(2)	Not Vested (#)(3)	Not Vested ($)(2)
Eric Slifka	105,165	4,401,155	334,752	14,009,371
Gregory B. Hanson	34,136	1,428,592	103,246	4,320,845
Mark A. Romaine	38,162	1,597,080	121,762	5,095,740
Matthew Spencer	12,190	510,152	39,282	1,643,952
Sean T. Geary	20,435	855,205	64,218	2,687,523
(1)	Reflects the following Awards:

a.	2023 Time Phantom Unit Awards granted on March 3, 2023, which vest over a three-year period, with one-third of the award having vested on January 5, 2024, one-third of the award having vested on January 5, 2025, and the final one-third of the award having vested on January 5, 2026.

b.	2024 Time Phantom Unit Awards granted on March 25, 2024, which vest over a three-year period, with one-third of the award having vested on January 6, 2025, one-third of the award having vested on January 5, 2026, and the final one-third of the award scheduled to vest on January 5, 2027.

c.	2025 Time Phantom Unit Awards granted on February 26, 2025, which vest over a three-year period, with one-third of the award having vested on January 6, 2026, one-third of the award scheduled to vest on January 6, 2027, and the final one-third of the award scheduled to vest on January 6, 2028.

(2)	The market value of unvested 2023, 2024 and 2025 Performance Phantom Unit Awards and Time Phantom Unit Awards is calculated based on the closing price of our common units on December 31, 2025 (the last trading day of 2025), which was $41.85. With respect to the 2023, 2024 and 2025 Performance Phantom Unit Awards, the amount shown is based on achievement of 200% of target performance with respect to the applicable performance criteria.
(3)	Reflects the maximum number of phantom units subject to the 2023 Performance Phantom Unit Awards, the 2024 Performance Phantom Unit Awards and the 2025 Performance Phantom Unit Awards, assuming, as of December 31, 2025, that the maximum level of performance will be achieved. In each case, the performance assumptions are made in accordance with SEC rules, but the actual performance associated with the Performance Phantom Unit Awards may be significantly less if these assumptions are not representative of actual results. The 2023 Performance Phantom Unit Awards, the 2024 Performance Phantom Unit Awards, and the 2025 Performance Phantom Unit Awards vest after a three-year cumulative performance period, based on the level of achievement with respect to the applicable performance criteria during such period. The number of phantom units earned could range from 0% to 200% of the target number of phantom units subject to each 2023 Performance Phantom Unit Award, each 2024 Performance Phantom Unit Award and each 2025 Performance Phantom Unit Award. On February 25, 2026, the Compensation Committee certified that with respect to the 2023 Performance Phantom Unit Awards, the performance criteria had been satisfied, resulting in 200% of the target having been earned. As such, using the $41.85 closing price on December 31, 2025, Mr. Slifka earned 128,756 phantom units, valued at $5,388,439; Mr. Hanson earned 32,618 phantom units, valued at $1,365,063; Mr. Romaine earned 47,210 phantom units, valued at $1,975,739; Mr. Spencer earned 15,738 phantom units, valued at $658,635; and Mr. Geary earned 23,606 phantom units, valued at $987,911.

Units Vested in the 2025 Fiscal Year

The following table presents Time Phantom Unit Awards and Performance Phantom Unit Awards awarded to the NEOs that vested during the year ended December 31, 2025:

	Unit Awards
	Number of	Market Value of
	Vested	Vested
Name	Phantom Units (#)	Phantom Units ($)(1)
Eric Slifka	277,100	14,935,327
Gregory B. Hanson	59,357	3,176,324
Mark A. Romaine	124,088	6,662,152
Matthew Spencer	34,618	1,871,662
Sean T. Geary	44,582	2,385,601
(1)	The market value of these phantom units shown in the table above were calculated based on the price per common unit on the last business day before the applicable vesting date.

Potential Payments upon a Change of Control or Termination

The following tables show potential payments to each of our NEOs under contracts, agreements, plans or arrangements, whether written or unwritten (including the employment agreements with each of our NEOs that were in effect as of December 31, 2025), for various scenarios involving a change of control or termination of employment of each such NEO assuming a December 31, 2025 termination date. In addition, amounts reflected in the tables below with respect to LTIP awards were calculated based on the closing price of our common units of $41.85 per unit as of December 31, 2025, which was the last day on which the market was open in 2025.

LTIP Awards.

If an officer’s employment with our general partner is terminated by our general partner without cause or by the NEO for good reason, the NEO will be deemed to have satisfied the continued employment requirement with respect to the phantom units subject to the NEO’s 2023, 2024 or 2025 Performance Phantom Unit Award and such phantom units will be eligible to become earned based on actual achievement with respect to the applicable performance criteria; provided that, if such termination without cause or for good reason occurs within the 24-month period following a change in control, the number of phantom units that become earned will be equal to the greater of (i) the target number of phantom units subject to the 2023, 2024 or 2025 Performance Phantom Unit Award, and (ii) the number of phantom units that would become earned based on actual achievement with respect to the applicable performance criteria through the date of the change in control.

If a NEO’s employment with our general partner is terminated due to death or disability, the NEO will be deemed to have satisfied the continued employment requirement with respect to a portion of the unvested phantom units subject to the NEO’s 2023, 2024 or 2025 Performance Phantom Unit Award based on the number of days that the NEO was employed between the performance period commencement date and the date of termination and such phantom units will be eligible to become earned based on actual achievement with respect to the applicable performance criteria. If a NEO’s employment with our general partner is terminated by our general partner due to retirement, the Compensation Committee will generally have sole discretion to determine whether the NEO will be deemed to have satisfied the service requirement with respect to any or all of the phantom units subject to the NEO’s 2023, 2024 or 2025 Performance Phantom Unit Award, which phantom units would then be eligible to become earned based on actual achievement with respect to the applicable performance criteria. If a NEO’s employment with our general partner is terminated by our general partner for cause or by the NEO other than for good reason, all unvested phantom units subject to such NEO’s 2023, 2024 or 2025 Performance Phantom Unit Award will immediately be forfeited.

If a NEO’s employment with our general partner is terminated by our general partner without cause or by the NEO for good reason, all unvested phantom units subject to the NEO’s 2023, 2024 or 2025 Time Phantom Unit Award will immediately vest. If a NEO’s employment with our general partner is terminated due to death or disability, a portion of the unvested phantom units subject to the NEO’s 2023, 2024 or 2025 Time Phantom Unit Award will immediately vest based on the number of days that the NEO was employed between the vesting commencement date and the date of termination. If a NEO’s employment with our general partner is terminated by our general partner due to retirement, the Compensation Committee will generally have sole discretion to determine whether any or all of the unvested phantom units subject to the NEO’s 2023, 2024 or 2025 Time Phantom Unit Award will vest or be forfeited. If a NEO’s employment with our general partner is terminated by our general partner for cause or by the NEO other than for good reason, all unvested phantom units subject to such NEO’s 2023, 2024 or 2025 Time Phantom Unit Award will immediately be forfeited. Upon vesting of each 2023, 2024 or 2025 Phantom Unit Award, phantom units will be settled in our common units unless the Compensation Committee decides, in its sole discretion, to settle such phantom units in cash or a combination of common units and cash.

LTCIP Awards. Certain of our NEOs were granted a 2022 LTCIP Award. Upon a change of control event, the unvested portion of each of the LTCIP Awards held by our NEOs will become fully vested, which is reflected in the tables below.

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

If Mr. Slifka’s employment is terminated by our general partner without “Cause” or by Mr. Slifka for reasons constituting “Constructive Termination,” each as defined in the employment agreement, he shall be paid (i) the Slifka Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary multiplied by 200% (provided, however, that this multiplier shall be 300% if such termination occurs within 12 months following a “Change in Control” (as defined in the employment agreement)), plus (iii) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200% (provided, however, that this multiplier shall be 300% if such termination occurs within 12 months following a Change in Control), plus (iv) his interests in the long-term incentive plans, including (a) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the Long-Term Cash Incentive Plan, plus (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination. Mr. Slifka’s employment agreement includes a “best of net” provision, whereby any amounts payable to Mr. Slifka that constitute parachute payments under Section 280G of the Code and would be subject to an excise tax under Section 4999 of the Code, will either be: (i) reduced to the level at which no excise tax applies, or (ii) paid in full (such that the Executive is subject to an excise tax), whichever produces the better net after-tax position to Mr. Slifka.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Eric Slifka
Severance Amount	—	5,500,000	5,500,000	5,500,000	8,250,000	5,500,000
LTIP awards (2)	—	12,354,485	12,354,485	18,410,526	18,410,526	—
LTCIP award	1,498,500	1,498,500	1,498,500	1,498,500	1,498,500	—
Fringe benefits	—	32,211	32,211	32,211	32,211	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,498,500	19,885,196	19,385,196	25,441,237	28,191,237	5,500,000
(1)

In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Slifka would receive payment of (a) 100% of the performance-based component ($1,650,000), and (b) 100% of the discretionary component associated with his 2025 STIP target amount ($1,650,000), which represent the amounts awarded to Mr. Slifka under the 2025 STIP. See the section titled “Compensation Discussion and Analysis—2025 NEO Compensation—Short-Term Incentive Plans” for more information.

(2)

With respect to the 2023, 2024 and 2025 Performance Phantom Unit Awards, it has been assumed for purposes of calculating the amounts shown that the actual level of achievement with respect to the applicable performance criteria through December 31, 2025 was equal to 200% of the target performance. However, this is merely an estimate and the actual level of achievement is subject to change and may be lower than 200% of the target performance.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Gregory B. Hanson
Severance Amount	—	2,186,000	2,186,000	2,186,000	2,186,000	2,186,000
LTIP awards (2)	—	3,673,458	3,673,458	5,749,437	5,749,437	—
LTCIP award	229,770	229,770	229,770	229,770	229,770	—
Fringe benefits	—	49,356	49,356	49,356	49,356	—
Life insurance benefits	—	500,000	—	—	—	—
Total	229,770	6,638,584	6,138,584	8,214,563	8,214,563	2,186,000
(1)	In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Hanson would receive payment of (a) 100% of the performance-based component ($518,000), and (b) 100% of the discretionary component associated with his 2025 STIP target amount ($518,000), which represent the amounts awarded to Mr. Hanson under the 2025 STIP. See the section titled “Compensation Discussion and Analysis—2025 NEO Compensation—Short-Term Incentive Plans” for more information.
(2)	With respect to the 2023, 2024 and 2025 Performance Phantom Unit Awards, it has been assumed for purposes of calculating the amounts shown that the actual level of achievement with respect to the applicable performance criteria through December 31, 2025 was equal to 200% of the target performance. However, this is merely an estimate and the actual level of achievement is subject to change and may be lower than 200% of the target performance.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Mark A. Romaine
Severance Amount	—	2,800,000	2,800,000	2,800,000	2,800,000	2,800,000
LTIP awards (2)	—	4,501,078	4,501,078	6,692,819	6,692,819	—
LTCIP award	499,500	499,500	499,500	499,500	499,500	—
Fringe benefits	—	144,260	144,260	144,260	144,260	—
Life insurance benefits	—	500,000	—	—	—	—
Total	499,500	8,444,838	7,944,838	10,136,579	10,136,579	2,800,000
(1)	In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Romaine would receive payment of (a) 100% of the performance-based component ($700,000), and (b) 100% of the discretionary component associated with his 2025 STIP target amount ($700,000), which represent the amounts awarded to Mr. Romaine under the 2025 STIP. See the section titled “Compensation Discussion and Analysis—2025 NEO Compensation—Short-Term Incentive Plans” for more information.
(2)	With respect to the 2023, 2024 and 2025 Performance Phantom Unit Awards, it has been assumed for purposes of calculating the amounts shown that the actual level of achievement with respect to the applicable performance criteria through December 31, 2025 was equal to 200% of the target performance. However, this is merely an estimate and the actual level of achievement is subject to change and may be lower than 200% of the target performance.

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

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Matthew Spencer
Severance Amount	—	1,226,000	1,226,000	1,226,000	1,226,000	1,226,000
LTIP awards (2)	—	1,461,919	1,461,919	2,154,103	2,154,103	—
LTCIP award	199,800	199,800	199,800	199,800	199,800	—
Fringe benefits	—	59,619	59,619	59,619	59,619	—
Life insurance benefits	—	500,000	—	—	—	—
Total	199,800	3,447,338	2,947,338	3,639,522	3,639,522	1,226,000
(1)	In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Spencer would receive payment of (a) 100% of the performance-based component ($263,000), and (b) 100% of the discretionary component associated with his 2025 STIP target amount ($263,000), which represent the amounts awarded to Mr. Spencer under the 2025 STIP. See the section titled “Compensation Discussion and Analysis—2025 NEO Compensation—Short-Term Incentive Plans” for more information.
(2)	With respect to the 2023, 2024 and 2025 Performance Phantom Unit Awards, it has been assumed for purposes of calculating the amounts shown that the actual level of achievement with respect to the applicable performance criteria through December 31, 2025 was equal to 200% of the target performance. However, this is merely an estimate and the actual level of achievement is subject to change and may be lower than 200% of the target performance.

Sean T. Geary

On January 1, 2026, Mr. Geary’s resignation as our Chief Legal Officer and Secretary became effective and he commenced employment as a Senior Legal Advisor pursuant to an amended and restated employment agreement, also effective as of January 1, 2026. See “Actions Taken Since End of Fiscal Year 2025” above. If Mr. Geary’s employment had terminated for any reason on or prior to December 31, 2025, Mr. Geary would have been paid (i) all amounts of his base salary due and owing up through the date of termination, (ii) all earned, but unpaid, bonuses, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts, including vacation pay, that may be due to his as of the date of termination (the “Geary Accrued Obligations”).

If Mr. Geary’s employment had terminated by death or “Disability” (as defined in the employment agreement) on or prior to December 31, 2025, he (or his estate) would have been paid or receive (i) the Geary Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of the target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, plus (v) group health and similar insurance premiums on behalf of his and his spouse and dependents, if any, for 18 months following the date of termination.

If Mr. Geary’s employment had been terminated by our general partner without “Cause” or by Mr. Geary for reasons constituting “Constructive Termination” (each quoted term as defined in the employment agreement) on or prior to December 31, 2025, Mr. Geary would have been paid (i) the Geary Accrued Obligations, plus (ii) a lump sum payment equal to 200% of his then base salary, plus (iii) an amount equal to 200% of target incentive amount under the then applicable short-term incentive plan, plus (iv) the amounts due, if any, in respect of his interests in the Partnership’s long-term incentive plans, including, but not limited to the Long-Term Performance-Based Cash Incentive Plan and (b) the LTIP, (v) group health and similar insurance premiums on behalf of his spouse and dependents, if any, for 18 months following the date of termination. Mr. Geary’s employment agreement includes a “best of net” provision, whereby any amounts payable to Mr. Geary that constitute parachute payments under Section 280G of the Code and would be subject to an excise tax under Section 4999 of the Code will either be: (i) reduced to the level at which no excise tax applies, or (ii) paid in full (such that the Executive is subject to an excise tax), whichever produces the better net after-tax position to Mr. Geary.

If on or prior to December 31, 2025, Mr. Geary’s employment agreement had expired and not been renewed by our general partner, he would have been paid (i) the Geary Accrued Obligations, (ii) a lump sum payment equal to 200% of his then base salary, and (iii) the performance-based and discretionary components, if any, of his STIP award for such year.

Upon a Change of Control, the unvested portions of any outstanding LTCIP Awards held by Mr. Geary automatically shall become fully vested.

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)(1)
Sean T. Geary
Severance Amount	—	1,850,000	1,850,000	1,850,000	1,850,000	1,850,000
LTIP awards (2)	—	2,348,868	2,348,868	3,542,728	3,542,728	—
LTCIP award	149,850	149,850	149,850	149,850	149,850	—
Fringe benefits	—	49,356	49,356	49,356	49,356	—
Life insurance benefits	—	500,000	—	—	—	—
Total	149,850	4,898,074	4,398,074	5,591,934	5,591,934	1,850,000
(1)	In the event of non-renewal, for purposes of this calculation, we have assumed that Mr. Geary would receive payment of (a) 100% of the performance-based component ($425,000), and (b) 100% of the discretionary component associated with his 2025 STIP target amount ($425,000), which represent the amounts awarded to Mr. Geary under the 2025 STIP. See the section titled “Compensation Discussion and Analysis—2025 NEO Compensation—Short-Term Incentive Plans” for more information.
(2)	With respect to the 2023, 2024 and 2025 Performance Phantom Unit Awards, it has been assumed for purposes of calculating the amounts shown that the actual level of achievement with respect to the applicable performance criteria through December 31, 2025 was equal to 200% of the target performance. However, this is merely an estimate and the actual level of achievement is subject to change and may be lower than 200% of the target performance.

Other Benefits

Pension Benefits

The Global Partners LP Pension Plan (the “Global Pension Plan”) was terminated effective December 31, 2023, and notice of termination was delivered to plan participants on November 1, 2023. Settlement of obligations under the Global Pension Plan was completed in November 2024. As a result, we no longer maintain a defined benefit pension plan for NEOs, and no Pension Benefits table is required.

Compensation of Directors

The following table sets forth (i) certain information concerning the compensation earned by our directors in 2025, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of 2025:

			Non-Equity
	Fees Earned		Incentive Plan
	or Paid in	Unit	Compensation
Name	Cash ($)	Awards ($)(1)	($)	Total ($)
Richard Slifka (2)	100,275	—	—	100,275
Thomas P. Jalkut (3)	145,604	—	—	145,604
Eric Slifka (4)	—	—	—	—
Jaime Pereira	295,000	125,007	—	420,007
John T. Hailer	295,000	125,007	—	420,007
Robert W. Owens	295,000	125,007	—	420,007
Clare McGrory	285,000	125,007	—	410,007
(1)	Amounts reported in this column reflect the grant date fair value, calculated in accordance with FASB ASC Topic 718, of 2,149 phantom units granted to Messrs. Pereira, Hailer and Owens and Ms. McGrory, on February 26, 2025. Each award of phantom units cliff vested in full on January 6, 2026. As of December 31, 2025, each of Messrs. Pereira, Hailer and Owens and Ms. McGrory held a total of 2,149 unvested phantom units.
(2)	Mr. Richard Slifka passed away on May 25, 2025. Compensation reported in the table reflects his partial year of service.
(3)	Mr. Jalkut was appointed as a director on May 25, 2025. Compensation reported in the table reflects his partial year of service.
(4)	Mr. Eric Slifka, as an executive officer of our general partner, is otherwise compensated for his services and therefore does not receive any separate compensation for his service as director.

Employees of our general partner who also serve as directors do not receive additional compensation. In 2025, independent directors (1) received a $250,000 annual cash retainer, and (2) are eligible to participate in the LTIP, while non-independent directors who are not employees of our general partner were only eligible to receive a $250,000 annual cash retainer. In addition, the chair of the (a) audit committee received a $25,000 annual cash retainer; (b) conflicts committee received a $20,000 annual cash retainer; and (c) Compensation Committee received a $20,000 annual cash retainer. Each member (who is not the chair) of the (x) audit committee received a $15,000 annual cash retainer; (y) conflicts committee received a $10,000 annual cash retainer; and (z) Compensation Committee received a $10,000 annual cash retainer.

Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

On February 26, 2025, Messrs. Hailer, Owens and Pereira and Ms. McGrory were each granted an award of 2,149 phantom units with DERs. Each of these awards cliff vested as to 100% of the phantom units on January 6, 2026.

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

For 2025, our last completed fiscal year:

●	The median of the annual total compensation of our employees (other than the CEO) was $38,480.
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table above, was

$11,170,194.
●	Based on this information, for 2025, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 290 to 1.

To put this into context, approximately 73% of our employee population consists of convenience store employees, approximately 43% of whom are employed on a part-time basis. Our part-time employees who work less than thirty hours per week receive (i) wages, and (ii) if eligible, sick time and/or 401(k) benefits, but are not eligible for vacation or other fringe benefits. In comparison, if we were to only look at our non-convenience store employee population, the median employee would be employed on a full-time basis, with a total annual compensation of $92,788 in 2025. The ratio of the annual total compensation of our CEO to this median employee was reasonably estimated to be 120 to 1.

To identify the median of the annual total compensation of all of our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	We determined that, as of December 31, 2025, our employee population consisted of 4,575 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary (including seasonal) employees. We selected December 31, 2025 as identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
●	We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, bonuses and equity awards, if any, reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2025.
●	We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.
●	After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2025 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $92,788.
●	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of February 20, 2026, except as otherwise indicated, the beneficial ownership of common units representing limited partner interests in Global Partners LP held by certain beneficial owners of more than five percent (5%) of the common units, by each director and named executive officer of Global GP LLC, the general partner of Global Partners LP (“General Partner”) and by all directors and executive officers of our General Partner as a group:

		Percentage
	Common	of Common
	Units	Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
Security Ownership of Certain Beneficial Owners
Alerian MLP ETF (2)	5,999,844	17.6%
Invesco Ltd. (3)	2,214,090	6.5%
Richard Slifka 2000 Revocable Indenture of Trust (4)	2,081,631	6.1%
Global X Management Company LLC (5)	1,849,454	5.4%
Security Ownership of Management
Eric Slifka (6)(7)(8)(9)(10)	3,973,538	11.7%
Alfred A. Slifka 1990 Trust Under Article II-A (8)	1,831,957	5.4%
Thomas P. Jalkut (9)(11)	325,080	*
Global GP LLC (9)	152,210	*
Mark Romaine (12)	191,935	*
Gregory B. Hanson (13)	102,855	*
Sean T. Geary (14)	79,392	*
Kristin K. Seabrook (15)	3,393	*
Matthew Spencer (16)	63,046	*
John T. Hailer	13,314	*
Jaime Pereira	15,814	*
Robert W. Owens	13,314	*
Clare McGrory	8,813	*
All directors and executive officers as a group (10 persons)	4,558,892	13.4%

*      Less than 1%

(1)

The address for each person or entity listed other than Alerian MLP ETF, Invesco Ltd., Global X Management Company LLC, and the Richard Slifka 2000 Revocable Indenture of Trust (the “2000 Trust”) is 800 South Street, Suite 500, Waltham, MA 02453.

(2)

According to a Schedule 13G/A filed on January 6, 2026, each of ALPS Advisors, Inc. and Alerian MLP ETF reported shared voting and dispositive power of 5,999,844 common units as of December 31, 2025. The address for Alerian MLP ETF and its investment advisor, ALPS Advisors, Inc., is 1290 Broadway, Suite 1000, Denver, CO 80203.

(3)

According to a Schedule 13G/A filed on November 6, 2025, Invesco Ltd. reported sole voting and dispositive power of 2,214,090 common units as of September 30, 2025. The address for Invesco Ltd. is 1331 Spring Street NW, Suite 2500, Atlanta, GA 30309.

(4)	The address for the 2000 Trust is c/o Nutter McClennen & Fish LLP, 155 Seaport Blvd., Boston, MA 02210.
(5)

According to a Schedule 13G filed on May 15, 2025, Global X Management Company LLC reported sole voting and dispositive power of 1,849,454 common units as of March 31, 2025. The address for Global X Management Company LLC is 605 3rd Avenue, 43rd Floor, New York, NY 10158.

(6)

Eric Slifka has sole voting and investment power with respect to the common units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the common units held by Larea Holdings LLC.

(7)	Includes common units held in certain family trusts , for which Eric Slifka serves as a trustee. Eric Slifka may, therefore, be deemed to beneficially own the common units held by these trusts.

(8)

The trustees of the Alfred A. Slifka 1990 Trust Under Article II-A are Eric Slifka and his two siblings. Eric Slifka has been delegated sole voting and investment authority over the common units owned by the Alfred A. Slifka 1990 Trust Under Article II-A, and therefore may be deemed to beneficially own those common units.

(9)

Purchased by our General Partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees. Since either Eric Slifka or Thomas P. Jalkut has sole voting and investment authority for members holding 95% of the membership interests of Global GP LLC, Eric Slifka and Thomas P. Jalkut may be deemed to beneficially own the common units held by Global GP LLC.

(10)

Eric Slifka’s total includes 128,756 common units due to vest within 60 days following the date of this table as set forth above, consisting of 128,756 common units to vest February 26, 2026 under Mr. Slifka’s 2023 Performance Unit Award (assuming 200% earned). These amounts do not reflect any common units that may be withheld to satisfy Mr. Slifka’s tax withholding obligations on these awards.

(11)	Thomas P. Jalkut is the trustee of a trust that holds common units and therefore, may be deemed to beneficially own common units held by the trust.
(12)

Mark Romaine’s total includes 47,210 common units due to vest within 60 days following the date of this table as set forth above, consisting of 47,210 common units to vest February 26, 2026 under Mr. Romaine’s 2023 Performance Unit Award (assuming 200% earned). This amount does not reflect any common units that may be withheld to satisfy Mr. Romaine’s tax withholding obligations on this award.

(13)

Gregory Hanson’s total includes 32,618 common units due to vest within 60 days following the date of this table as set forth above, consisting of 32,618 common units to vest February 26, 2026 under Mr. Hanson’s 2023 Performance Unit Award (assuming 200% earned). This amount does not reflect any common units that may be withheld to satisfy Mr. Hanson’s tax withholding obligations on this award.

(14)

Sean Geary’s total also includes 23,606 common units due to vest within 60 days following the date of this table as set forth above, consisting of 23,606 common units to vest February 26, 2026 under Mr. Geary’s 2023 Performance Unit Award (assuming 200% earned). This amount does not reflect any common units that may be withheld to satisfy Mr. Geary’s tax withholding obligations on this award. On January 1, 2026, Mr. Geary’s resignation as our Chief Legal Officer and Secretary became effective and he commenced employment as a Senior Legal Advisor.

(15)

Kristin Seabrook’s total includes 3,393 common units due to vest within 60 days following the date of this table as set forth above, consisting of 3,393 common units to vest April 14, 2026 under Ms. Seabrook’s April 14, 2025 Time Phantom Unit Award. This amount does not reflect any common units that may be withheld to satisfy Ms. Seabrook’s tax withholding obligations on this award. Ms. Seabrook joined us as Senior Vice President of Legal Transformation on April 14, 2025 and succeeded Mr. Geary as our Chief Legal Officer and Secretary effective January 1, 2026.

(16)

Matthew Spencer’s total also includes 15,738 common units due to vest within 60 days following the date of this table as set forth above, consisting of 15,738 common units to vest February 26, 2026 under Mr. Spencer’s 2023 Performance Unit Award (assuming 200% earned). This amount does not reflect any common units that may be withheld to satisfy Mr. Spencer’s tax withholding obligations on this award.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2025:

Number of securities
	Number of Securities			remaining available for
	to be issued		Weighted average	future issuance under
	upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	912,476	(1)	—	1,883,139
Equity compensation plans not approved by security holders	—		—	—
Total	912,476	(1)	—	1,883,139

(1)	The 912,476 unvested award units as of December 31, 2025 include: (i) 41,323 units for the 2023 Time Phantom Unit Awards, (ii) 247,928 units for the 2023 Performance Phantom Unit Awards, (iii) 77,783 units for the 2024 Time Phantom Unit Awards, (iv) 233,360 units for the 2024 Performance Phantom Unit Awards, (v) 101,160 units for the 2025 NEO Time Phantom Unit Awards, (vi) 202,326 units for the 2025 Performance Phantom Unit Awards , and (vii) 8,596 units for the February 26, 2025 time-based independent director awards. The numbers of units reserved for the 2023, 2024 and 2025 Performance Phantom Unit

Awards are calculated using 200% of the 123,964, 116,680 and 101,163 target phantom units respectively granted for these awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of February 20, 2026, affiliates of our general partner, including directors and executive officers of our general partner, owned 4,178,967 common units. Our general partner held 152,210 common units on our behalf pursuant to our repurchase program for future long-term incentive plan obligations. These units held by affiliates of our general partner and our general partner, represent 12.7% of our issued and outstanding common units. In addition, our general partner owns a 0.67% general partner interest in us.

Affiliates of Eric Slifka and Thomas P. Jalkut own 95% of the ownership interests in our general partner. Our general partner is controlled by Mr. Slifka and Mr. Jalkut, through their beneficial ownership of entities or trusts that hold membership interests in our general partner.

Max Slifka and Colby Slifka, sons of Eric Slifka, our President, Chief Executive Officer and Chairman, are employees of Global GP LLC. During the year ended December 31, 2025, total compensation earned for Max Slifka and Colby Slifka was approximately $550,000 and $200,000, respectively.

Eric Slifka owns a 20% interest in an entity which leases real property located in Vineyard Haven, Massachusetts to our subsidiary, Drake Petroleum Company, Inc., for the operation of a gasoline station and convenience store. We paid this entity aggregate payments totaling approximately $193,300 during calendar year 2025.

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

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding common units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $8.0 million on their common units and $0.4 million on the 0.67% general partner interest.

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

Sale of the Revere Terminal

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

Pursuant to the terms of the purchase agreement we entered into with affiliates of the Slifka family (the “Initial Sellers”) in 2015 to acquire the Revere Terminal, the Initial Sellers were entitled to an amount equal to fifty percent of the net proceeds (as defined in the 2015 purchase agreement) (the “Initial Sellers Share”) from the sale of the Revere Terminal. At the time of the 2022 closing, the preliminary calculation of the Initial Sellers Share was $44.3 million, which amount was subject to future revisions.

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under our then-current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term occurred upon the expiration of such storage contract.

On January 17, 2025, we preliminarily settled our obligations under the purchase agreement and the storage contract at the Revere Terminal and paid an additional $22.1 million relating to the final calculation of the Initial Sellers Share, as adjusted for shared expenses and potential operating losses or profits. On May 6, 2025, the final calculation of the Initial Sellers Share was determined and resulted in an amount due from the Initial Sellers of $0.7 million which was reimbursed to us.

Please read Note 18, “Related-Party Transactions,” of Notes to Consolidated Financial Statements included elsewhere in this report.

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

Director Independence

Please read Part III, Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Boston, Massachusetts (PCAOB ID: 42), Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2025 and 2024 calendar years. The audit committee’s charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

Pre-approved fees to Ernst & Young LLP for the fiscal years ended December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Audit Fees (1)	$4,052	$4,175
Audit-Related Fees (2)	45	125
Tax Fees (3)	1,252	968
All other fees (4)	4	4
Total	$5,353	$5,272
(1)	Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young’s audits of the effectiveness of our internal control over financial reporting at December 31, 2025 and 2024.
(2)	Represents fees for assurance and related services and consists primarily of audits of employee benefit plans.
(3)	Tax fees included tax planning and tax return preparation.
(4)	Represents fees for an accounting research tool subscription.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are included with the filing of this Annual Report:
1.	Financial statements—See “Index to Financial Statements” on page F-1.
2.	Financial statement schedules—Financial statement schedules have been omitted as they are not required, not applicable or otherwise included in the consolidated financial statements or notes thereto.
3.	Exhibits—The following is a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.
Exhibit Number		Description
2.1#	—

Purchase and Sale Agreement, dated as of December 9, 2020, by and between Consumers Petroleum of Connecticut, Incorporated, Putling Greens I, LLC, Wheels of CT, Inc., CPCI, LLC and Wiehl Estate, LLC, as collective Seller, and Global Partners LP, as Buyer (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 31, 2022).

2.2#	—

Equity Purchase Agreement, dated as of December 15, 2022, by and between Gulf Oil Limited Partnership, as Seller, and Global Partners LP, as Buyer (incorporated herein by reference to Exhibit 2.4 to the Annual Report on Form 10-K filed on February 27, 2023).

2.3#	—

Asset Purchase Agreement, dated as of November 8, 2023, by and among Motiva Enterprises LLC, as seller, Global Operating LLC, as purchaser and Global Partners LP, as guarantor (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 21, 2023).

2.4#	—

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

4.1*	—	Description of Common Units registered under Section 12 of the Exchange Act.
4.2*	—	Description of 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units registered under Section 12 of the Exchange Act.
4.3	—

Registration Rights Agreement, dated March 1, 2012, by and among Global Partners LP and AE Holdings Corp. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 7, 2012).

4.4	—

Indenture, dated October 7, 2020, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 8, 2020).

4.5	—

First Supplemental Indenture, dated as of October 28, 2020, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed on December 16, 2020).

4.6	—

Indenture, dated January 18, 2024, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 18, 2024).

4.7	—

Indenture, dated as of June 23, 2025, among the Issuers, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 23, 2025).

10.1˄	—

Global Partners LP Long-Term Incentive Plan (as Amended and Restated Effective June 22, 2012 and further amended as of June 22, 2022) (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on February 27, 2023).

10.2#	—

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

10.3˄	—	Global Partners LP 2018 Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2018).
10.4	—

First Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018).

10.5	—

Second Amendment to Third Amended and Restated Credit Agreement dated September 10, 2018 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2018).

10.6	—

Third Amendment to Third Amended and Restated Credit Agreement and First Amendment to Third Amended and Restated Security Agreement, dated as of April 19, 2019 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 9, 2019).

10.7	—	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2020).
10.8	—	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of May 5, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2021).
10.9	—	Slifka Entities Services Agreement, effective as of January 1, 2021 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 7, 2021).
10.10	—	Sixth Amendment to Third Amended and Restated Credit Agreement, dated March 9, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2022).
10.11	—	Seventh Amendment to Third Amended and Restated Credit Agreement, dated March 30, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2022).
10.12˄	—

Form of Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 5, 2022).

10.13˄	—

Form of Performance Phantom Unit Award Agreement for Executive Officers under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 5, 2022).

10.14˄	—

Form of Phantom Unit Award Agreement for Independent Directors under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 4, 2022).

10.15	—	Eighth Amendment to Third Amended and Restated Credit Agreement, dated February 2, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2023).
10.16#	—	Ninth Amendment to Third Amended and Restated Credit Agreement and Joinder, dated May 2, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2023).
10.17˄	—

Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (including Restrictive Covenants) (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on February 29, 2024).

10.18˄	—

Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (with Non-Competition Agreement) (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on February 29, 2024).

10.19	—

Canadian Benchmark Replacement Conforming Changes Amendment, dated as of June 14, 2024 (which constitutes the Tenth Amendment to Third Amended and Restated Credit Agreement dated as of April 25, 2017) (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on February 28, 2025).

10.20#	—

Eleventh Amendment to Third Amended and Restated Credit Agreement and Second Amendment to Third Amended and Restated Security Agreement, dated March 20, 2025 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2025).

10.21	—

Purchase Agreement, dated June 10, 2025, among the Issuers, the General Partner, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2025).

10.22˄	—	Employment Agreement by and between Global GP LLC and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 18, 2025).
10.23˄	—	Employment Agreement by and between Global GP LLC and Gregory B. Hanson (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 18, 2025).
10.24˄	—	Employment Agreement by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 18, 2025).
10.25˄	—	Employment Agreement by and between Global GP LLC and Sean T. Geary (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 18, 2025).
10.26˄	—	Employment Agreement by and between Global GP LLC and Matthew Spencer (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 18, 2025).
10.27˄	—	Employment Agreement by and between Global GP LLC and Sean T. Geary (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2026).
10.28˄*	—	Employment Agreement by and between Global GP LLC and Kristin K. Seabrook.
10.29˄*	—	Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (with Confidentiality & Non-Solicitation Agreement).
10.30˄*	—	Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (with Confidentiality, Non-Solicitation & Non-Competition Agreement).
10.31˄*	—	Global Partners LP 2018 Long-Term Cash Incentive Plan Award Agreement (with Confidentiality, Non-Solicitation & Non-Competition Agreement) (Form for Colorado Employees).
19.1*	—	Insider Trading Policy of Global Partners LP, as amended and in effect on November 6, 2025.
21.1*	—	List of Subsidiaries of Global Partners LP.
22.1*	—	List of Subsidiary Guarantors and Co-Issuer of Global Partners LP.
23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
97.1	—	Global Partners LP Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on February 29, 2024).
101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Global Partners LP
	By:	Global GP LLC,
its general partner
Dated: February 27, 2026		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2026.

Signature	Title

/s/ Eric Slifka	President, Chief Executive Officer, Chairman and Director
Eric Slifka	(Principal Executive Officer)

/s/ Gregory B. Hanson	Chief Financial Officer
Gregory B. Hanson	(Principal Financial Officer)

/s/ Matthew Spencer	Chief Accounting Officer
Matthew Spencer	(Principal Accounting Officer)

/s/ Thomas P. Jalkut	Vice Chairman
Thomas P. Jalkut

/s/ John T. Hailer	Director
John T. Hailer

/s/ Robert W. Owens	Director
Robert W. Owens

/s/ Clare McGrory	Director
Clare McGrory

/s/ Jaime Pereira	Director
Jaime Pereira

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Partners LP (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

Valuation of Physical Forward Derivative Contracts
Description of the Matter

As described in Note 2, Note 10 and Note 11 to the financial statements, the Partnership enters into different commodity contracts that qualify as derivative instruments. These include physical forward purchase and sale contracts and are accounted at fair value. These contracts are considered Level 2 derivative instruments under the fair value hierarchy as inputs used to determine fair value are not quoted prices in active markets. As of December 31, 2025, derivative assets of $17.1 million and derivative liabilities of $4.5 million were recorded for physical forward derivative contracts based on Level 2 fair value measurements.

Auditing the fair value measurement of physical forward derivative instruments was challenging due to the fact the assumptions necessary to estimate the fair value are judgmental in nature and accumulated from multiple sources. This included inputs used to value commodity products at locations whereby active market pricing may not be available. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Partnership’s controls over its accounting for physical forward derivative contracts, including controls over the contract initiation process, management’s review of inputs and assumptions used in valuation models, and contract settlements.

To test the valuation of physical forward derivative instruments, our audit procedures included, among others, evaluating the valuation methodologies used by the Partnership and testing the significant inputs and the mathematical accuracy of the calculations. In certain instances, we independently determined the significant inputs, calculated the resulting fair values and compared them to the Partnership’s estimates. We obtained forward prices from independent sources, including market indices, and evaluated the Partnership’s assumptions related to their forward curves and confirmed key terms with counterparties. We also performed a sensitivity analysis to evaluate the change in fair value of physical forward derivative instruments that would result from changes in certain underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2004.

Boston, Massachusetts

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Global GP LLC and Unitholders of Global Partners LP

Opinion on Internal Control Over Financial Reporting

We have audited Global Partners LP's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2026

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$12,243	$8,208
Accounts receivable, net (less allowance of $4,174 and $3,132 at December 31, 2025 and 2024, respectively)	530,142	472,591
Accounts receivable-affiliates	2,627	6,250
Inventories	549,118	594,072
Brokerage margin deposits	17,804	20,135
Derivative assets	17,067	13,710
Prepaid expenses and other current assets	98,486	92,414
Total current assets	1,227,487	1,207,380
Property and equipment, net	1,657,444	1,706,605
Right of use assets, net	378,358	302,199
Intangible assets, net	13,350	18,683
Goodwill	421,913	421,913
Equity method investments	113,755	92,709
Other assets	38,410	38,709
Total assets	$3,850,717	$3,788,198
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$573,202	$509,975
Working capital revolving credit facility-current portion	126,100	129,500
Lease liability-current portion	73,775	56,780
Environmental liabilities-current portion	7,193	7,704
Trustee taxes payable	83,801	66,753
Accrued expenses and other current liabilities	207,580	223,304
Derivative liabilities	4,540	6,105
Total current liabilities	1,076,191	1,000,121
Working capital revolving credit facility-less current portion	100,000	100,000
Revolving credit facility	103,500	167,000
Senior notes	1,232,723	1,186,723
Lease liability-less current portion	311,429	251,745
Environmental liabilities-less current portion	88,772	91,367
Financing obligations	128,505	134,475
Deferred tax liabilities	64,534	63,548
Other long-term liabilities	69,520	76,606
Total liabilities	3,175,174	3,071,585
Commitments and contingencies (see Note 12)
Partners’ equity
Series B preferred limited partners (3,000,000 units issued and outstanding at December 31, 2025 and 2024)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,765,290 outstanding at December 31, 2025 and 33,995,563 units issued and 33,668,256 outstanding at December 31, 2024)	599,662	641,218
General partner interest (0.67% interest with 230,303 equivalent units outstanding at December 31, 2025 and 2024)	3,576	3,090
Total partners’ equity	675,543	716,613
Total liabilities and partners’ equity	$3,850,717	$3,788,198

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2025	2024	2023
Sales	$18,561,421	$17,163,566	$16,492,174
Cost of sales	17,499,368	16,105,670	15,518,534
Gross profit	1,062,053	1,057,896	973,640
Costs and operating expenses:
Selling, general and administrative expenses	305,702	292,073	273,733
Operating expenses	519,450	515,327	450,627
Amortization expense	5,332	8,275	8,136
Net gain on sale and disposition of assets	(3,326)	(9,494)	(2,626)
Long-lived asset impairment	231	492	—
Total costs and operating expenses	827,389	806,673	729,870
Operating income	234,664	251,223	243,770
Other income (loss) and (expense):
Income (loss) from equity method investments	4,509	(1,514)	2,503
Interest expense	(137,162)	(134,773)	(85,631)
Loss on early extinguishment of debt	(2,971)	—	—
Income before income tax expense	99,040	114,936	160,642
Income tax expense	(1,063)	(4,609)	(8,136)
Net income	97,977	110,327	152,506
Less: General partner’s interest in net income, including incentive distribution rights	18,759	15,344	9,908
Less: Preferred limited partner interest in net income	7,124	9,575	14,559
Less: Redemption of Series A preferred limited partner units	—	2,634	—
Net income attributable to common limited partners	$72,094	$82,774	$128,039
Basic net income per common limited partner unit	$2.13	$2.45	$3.77
Diluted net income per common limited partner unit	$2.11	$2.41	$3.76
Basic weighted average common limited partner units outstanding	33,871	33,840	33,970
Diluted weighted average common limited partner units outstanding	34,217	34,339	34,039

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$97,977	$110,327	$152,506
Other comprehensive (loss) income:
Change in pension liability	—	(381)	830
Total other comprehensive (loss) income	—	(381)	830
Comprehensive income	$97,977	$109,946	$153,336

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$97,977	$110,327	$152,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,583	139,685	110,090
Amortization of deferred financing fees	7,454	7,449	5,651
Bad debt expense	1,228	(20)	855
Unit-based compensation expense	13,420	15,492	10,605
Write-off of financing fees	—	1,440	482
Net gain on sale and disposition of assets	(3,326)	(9,494)	(2,626)
Long-lived asset impairment	231	492	—
Deferred income taxes	986	(5,361)	2,509
(Income) loss from equity method investments	(4,509)	1,514	(2,503)
Dividends received on equity method investments	477	204	1,375
Loss on early extinguishment of debt	2,971	—	—
Changes in operating assets and liabilities:
Accounts receivable	(58,779)	79,193	(73,782)
Accounts receivable-affiliate	3,623	1,892	(5,762)
Inventories	44,412	(200,412)	172,112
Broker margin deposits	2,331	(7,356)	10,652
Prepaid expenses, all other current assets and other assets	(12,446)	(2,165)	(19,196)
Accounts payable	63,227	(138,742)	117,777
Trustee taxes payable	17,048	(645)	24,426
Change in derivatives	(4,922)	5,064	(10,501)
Accrued expenses, all other current liabilities and other long-term liabilities	(29,182)	33,043	17,771
Net cash provided by operating activities	284,804	31,600	512,441
Cash flows from investing activities
Acquisitions of terminals	—	(215,085)	(313,174)
Acquisition	—	—	(1,500)
Equity method investments	(29,517)	(19,125)	(95,301)
Capital expenditures	(91,469)	(103,298)	(88,847)
Seller note issuances, net	938	(7,046)	(8,495)
Dividends received of equity method investments	12,503	19,052	2,075
Proceeds from sale of property and equipment, net	6,575	48,631	12,862
Net cash used in investing activities	(100,970)	(276,871)	(492,380)
Cash flows from financing activities
Net (payments on) borrowings from working capital revolving credit facility	(3,400)	212,700	(136,600)
Net (payments on) borrowings from revolving credit facility	(63,500)	(213,000)	281,000
Proceeds from senior notes, net	441,193	441,301	—
Repayment of senior notes	(400,000)	—	—
Redemption of Series A preferred units	—	(69,000)	—
Repurchase of common units	(9,996)	(14,173)	(3,521)
LTIP units withheld for tax obligations	(13,439)	(1,818)	(469)
Distribution equivalent rights	(4,017)	(566)	(149)
Distributions to limited partners and general partner	(126,640)	(121,607)	(144,720)
Net cash (used in) provided by financing activities	(179,799)	233,837	(4,459)
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	4,035	(11,434)	15,602
Cash and cash equivalents at beginning of period	8,208	19,642	4,040
Cash and cash equivalents at end of period	$12,243	$8,208	$19,642
Supplemental information
Cash paid during the period for interest	$128,856	$94,693	$65,259
Net cash paid during the period for income taxes	$5,711	$9,296	$2,904

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Partners' Equity
	Series A	Series B			Accumulated
	Preferred	Preferred	Common	General	Other	Total
	Limited	Limited	Limited	Partner	Comprehensive	Partners’
	Partners	Partners	Partners	Interest	Income (Loss)	Equity
Balance at December 31, 2022	$67,226	$72,305	$648,956	$406	$(449)	$788,444
Net income	7,435	7,124	128,039	9,908	—	152,506
Distributions to limited partners and general partner	(7,185)	(7,124)	(121,959)	(8,486)	—	(144,754)
Unit-based compensation	—	—	10,605	—	—	10,605
Other comprehensive income	—	—	—	—	830	830
Repurchase of common units	—	—	(3,521)	—	—	(3,521)
LTIP units withheld for tax obligations	—	—	(469)	—	—	(469)
Distribution equivalent rights	—	—	(3,015)	—	—	(3,015)
Dividends on repurchased units	—	—	34	—	—	34
Balance at December 31, 2023	67,476	72,305	658,670	1,828	381	800,660
Redemption of preferred units	(66,366)	—	(2,634)	—	—	(69,000)
Net income	2,451	7,124	85,408	15,344	—	110,327
Distributions to limited partners and general partner	(3,561)	(7,124)	(97,228)	(14,082)	—	(121,995)
Unit-based compensation	—	—	15,492	—	—	15,492
Other comprehensive loss	—	—	—	—	(381)	(381)
Repurchase of common units	—	—	(14,173)	—	—	(14,173)
LTIP units withheld for tax obligations	—	—	(1,818)	—	—	(1,818)
Distribution equivalent rights	—	—	(2,887)	—	—	(2,887)
Dividends on repurchased units	—	—	388	—	—	388
Balance at December 31, 2024	—	72,305	641,218	3,090	—	716,613
Net income	—	7,124	72,094	18,759	—	97,977
Distributions to limited partners and general partner	—	(7,124)	(101,648)	(18,273)	—	(127,045)
Unit-based compensation	—	—	13,420	—	—	13,420
Repurchase of common units	—	—	(9,996)	—	—	(9,996)
LTIP units withheld for tax obligations	—	—	(13,439)	—	—	(13,439)
Distribution equivalent rights	—	—	(2,392)	—	—	(2,392)
Dividends on repurchased units	—	—	405	—	—	405
Balance at December 31, 2025	$—	$72,305	$599,662	$3,576	$—	$675,543

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. The Partnership is one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of December 31, 2025, the Partnership had a portfolio of 1,524 owned, leased and/or supplied gasoline stations, including 290 directly operated convenience stores, primarily in the Northeast, as well as 67 gasoline stations located in Texas that are operated or supplied by the Partnership’s joint venture, Spring Partners Retail LLC (“SPR”). The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

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

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of December 31, 2025, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 4,216,868 common units, and the General Partner held 230,273 common units on behalf of the Partnership pursuant to its repurchase program for future long-term incentive plan obligations, representing in the aggregate a 13.1% limited partner interest.

2025 Events

Expansion of Marine Fuel Supply Operations—In October 2025, the Partnership expanded its marine fuel supply operations into the Gulf Coast with throughput and barge time-charter arrangements that enable operations in the Port of Houston and adjacent Gulf Coast ports, including Freeport, Beaumont and Lake Charles.

2033 Notes Offering and 2027 Notes Tender Offer and Redemption—On June 23, 2025, the Partnership and GLP Finance Corp. (the “Issuers”) issued $450.0 million aggregate principal amount of 7.125% senior notes due 2033 (the “2033 Notes”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Partnership used the net proceeds from the offering to fund the purchase of a portion of its 7.00% senior notes due 2027 (the “2027 Notes”) in a cash tender offer and to repay a portion of the borrowings outstanding under its credit agreement. On August 1, 2025, the Issuers redeemed the remaining 2027 Notes not purchased in the tender offer. See Note 9, “Debt and Financing Obligations—Senior Notes” for additional information on the 2033 Notes.

Amendment to the Credit Agreement—On March 20, 2025, the Partnership and certain of its subsidiaries entered into the eleventh amendment to the third amended and restated credit agreement which, among other things, (i) extended the maturity date from May 2, 2026 to March 20, 2028, (ii) increased the working capital revolving credit

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility from $950.0 million to $1.0 billion, and (iii) decreased the revolving credit facility from $600.0 million to $500.0 million. See Note 9 for additional information on the credit agreement.

Investment in Real Estate—On January 23, 2025, the Partnership, through its wholly owned subsidiary, Global HQ 2 LLC, invested in BIG GRP 275 Grove JV LLC, a joint venture formed with unrelated third parties to acquire and operate an office building located in Newton, Massachusetts. Also on January 23, 2025, the Partnership signed a 12-year lease arrangement for space in this property that will serve as the Partnership’s principal executive office at the termination of its existing leased space in Waltham, Massachusetts in 2026. See Note 17 for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying consolidated financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

Equity Method Investments

The Partnership applies the equity method of accounting to investments when the Partnership has significant influence, but not a controlling interest in the investee.

The Partnership evaluates its equity method investments for impairment whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. The Partnership considers the investee’s financial position, forecasts and economic outlook, and the estimated duration and extent of losses to determine whether a recovery is anticipated. An impairment that is other-than-temporary is recognized in the period identified. The Partnership has not recognized an impairment loss related to its equity method investments for the year ended December 31, 2025. See Note 17 for additional information the Partnership equity method investments.

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

At December 31, 2025 and 2024, substantially all of the Partnership’s accounts receivable were classified as current assets and there were no non-standard payment terms.

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

Based on an aging analysis at December 31, 2025, approximately 97% of the Partnership’s accounts receivable were outstanding less than 30 days.

The following table presents changes in the credit loss allowance for the years ended December 31 (in thousands):

			Write-offs
	Balance at	Current	Charged		Balance
	Beginning	Period	Against Allowance	Recoveries	at End
Description	of Period	Provision	for Credit Losses	Collected	of Period
Year ended December 31, 2025
Credit loss allowance—accounts receivable	$3,132	$1,063	$(256)	$235	$4,174
Year ended December 31, 2024
Credit loss allowance—accounts receivable	$3,360	$221	$(496)	$47	$3,132
Year ended December 31, 2023
Credit loss allowance—accounts receivable	$3,062	$358	$(63)	$3	$3,360

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories consisted of the following at December 31 (in thousands):

	2025	2024
Distillates: home heating oil, diesel and kerosene	$201,496	$234,486
Gasoline	181,135	222,092
Gasoline blendstocks	58,117	50,870
Residual oil	77,449	55,908
Renewable identification numbers (RINs)	1,614	3,313
Convenience store inventory	29,307	27,403
Total	$549,118	$594,072

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $0.8 million and $1.6 million at December 31, 2025 and 2024, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $17.1 million and $13.1 million at December 31, 2025 and 2024, respectively. Exchange transactions are valued using current carrying costs.

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

Goodwill and Long-Lived Asset Impairment

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Partnership has concluded that its operating segments are also its reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with the Partnership’s disposition activities of Gasoline Distribution and Station Operation (“GDSO”) sites is included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”). The GDSO reporting unit’s goodwill that was derecognized related to the disposition of sites that met the definition of a business was $0, $7.3 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively (see Note 8).

All of the Partnership’s goodwill is allocated to the GDSO segment. During 2025, 2024 and 2023, the Partnership completed a quantitative assessment for the GDSO reporting unit. Factors included in the assessment included both macro-economic conditions and industry specific conditions, and the fair value of the GDSO reporting unit was estimated using a weighted average of a discounted cash flow approach and a market comparables approach. Based on the Partnership’s assessment, no impairment was identified.

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

In 2025, the Partnership recognized an impairment charge of $0.2 million relating to construction in process

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets allocated to the GDSO segment. In 2024, the Partnership recognized impairment charges of $0.5 million relating to certain right of use assets and construction in process assets also allocated to the GDSO segment. These impairment charges are included in long-lived asset impairment in the accompanying consolidated statements of operations. The Partnership recognized no impairment charges in 2023.

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

The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. See Notes 15 and 23.

.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs. The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory requirements for UST removal or policy. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Partnership had $11.3 million and $10.8 million in total asset retirement obligations at December 31, 2025 and 2024, respectively, which are included in other long-term liabilities in the accompanying consolidated balance sheets.

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

The Partnership has elected the package of practical expedients permitted under ASC 842 which, among other things, allows the Partnership to carry forward the historical accounting relating to lease identification and classification for existing leases upon the adoption of ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Partnership recognizes lease expense for these leases on a straight-line basis over the lease term. The Partnership has also elected to include both lease and non-lease components in the present value of the lease payments for all lessee asset classes.

The Partnership’s leases have contracted terms as follows:

Gasoline station and convenience store leases	1-20	years
Terminal lease arrangements	1-20	years
Dedicated storage facility leases	10	years
Barge and railcar equipment leases	1-5	years
Office space leases	1-12	years
Computer equipment, convenience store equipment and automobile leases	1-10	years

The above table excludes the Partnership’s West Coast facility land lease arrangement which contract term is subject to expiration through July 2066. Some of the above leases include options to extend the leases for up to an

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the years ended December 31:

	2025	2024	2023
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	65%	67%	68%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	32%	30%	28%
Convenience store and prepared food sales, rental income and sundries	3%	3%	4%
Total	100%	100%	100%

The following table presents the Partnership’s product margin (product sales minus product costs) by segment as a percentage of the consolidated product margin for the years ended December 31:

	2025	2024	2023
Wholesale segment	27%	25%	19%
Gasoline Distribution and Station Operations segment	71%	73%	78%
Commercial segment	2%	2%	3%
Total	100%	100%	100%

See Note 21, “Segment Reporting,” for additional information on the Partnership’s operating segments and a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

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

Derivative Financial Instruments

The Partnership principally uses derivative instruments, which may include regulated exchange-traded futures and options contracts (collectively, “exchange-traded derivatives”), physical and financial forwards and over-the counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce its exposure to unfavorable changes in commodity market prices. The Partnership uses these exchange-traded and OTC derivatives to hedge commodity price risk associated with its inventory and undelivered forward commodity purchases and sales (“physical forward contracts”). The Partnership accounts for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” (“ASC 815”) and recognizes derivatives instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented in earnings, unless specific hedge accounting criteria are met.

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

See Note 10, “Derivative Financial Instruments,” for additional information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Partnership utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Partnership primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Partnership utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Partnership is able to classify fair value balances based on the observability of those inputs. The fair value hierarchy prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). At each balance sheet reporting date, the Partnership categorizes its financial assets and liabilities using the three levels of the fair value hierarchy defined as follows:

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

Level 3—Pricing inputs include significant inputs that are less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

See Note 11, “Fair Value Measurements,” for additional information.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This standard requires, among other things, disaggregated information about effective tax rate reconciliation and income taxes paid (net of refunds received) on an annual basis. On January 1, 2025, the Partnership adopted this standard on a retroactive basis. See Note 14.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” This standard establishes authoritative guidance on the recognition, measurement, presentation and disclosure of government grants. Under this standard, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The standard also provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. This standard

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

further requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. This standard is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Partnership is evaluating the impact of this standard on its disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This standard requires public entities to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Partnership is evaluating the impact of this standard on its disclosures.

Note 3. Asset Acquisitions

Acquisitions of Terminals from Gulf Oil LLC and ExxonMobil Oil Corporation—On April 9, 2024, the Partnership acquired four refined-product terminals from Gulf Oil Limited Partnership (“Gulf Oil”) which are located in Chelsea, MA, New Haven, CT, Linden, NJ and Woodbury, NJ, pursuant to a purchase agreement initially entered into on December 15, 2022 and subsequently amended and restated on February 23, 2024. On November 1, 2024, the Partnership acquired one liquid energy terminal in East Providence, Rhode Island from ExxonMobil Oil Corporation (“ExxonMobil”). The combined acquisition price was $215.1 million, excluding inventory acquired from Gulf Oil and ExxonMobil. The Partnership financed these transactions with borrowings under its revolving credit facility.

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

In connection with the acquisition, the Partnership incurred acquisition costs of $4.1 million during 2024 which were capitalized as property and equipment in the accompanying balance sheet at December 31, 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Terminals from Motiva Enterprises LLC—On December 21, 2023, the Partnership acquired 25 refined product terminals and related assets from Motiva Enterprises LLC (“Motiva”) which are located along the Atlantic Coast, in the Southeast and in Texas (the “Terminal Facilities”), pursuant to an Asset Purchase Agreement dated November 8, 2023. The Terminal Facilities have an aggregate shell capacity of approximately 8.4 million barrels. The purchase price was $313.2 million, including inventory. The Partnership financed the transaction with borrowings under its revolving credit facility.

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

In connection with the acquisition, the Partnership incurred acquisition costs of $4.0 million during 2023 which were capitalized as property and equipment in the accompanying balance sheet at December 31, 2023.

Note 4. Leases

Lessee Lease Arrangements

The following table presents the components of lease cost for the years ended December 31 (in thousands):

Statement of operations location:	2025	2024	2023
Cost of sales (a)	$55,317	$43,754	$44,895
Selling, general and administrative expenses	4,856	3,266	2,727
Operating expenses (b)	71,059	70,520	68,645
Total lease cost	$131,232	$117,540	$116,267
(a)	Includes short-term lease costs of $10.1 million, $10.0 million and $6.2 million for 2025, 2024 and 2023, respectively.
(b)	Includes variable lease cost of $14.0 million, $12.5 million and $10.5 million for 2025, 2024 and 2023, respectively, and short-term leases costs which were immaterial for 2025, 2024 and 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum lease payments to be paid under operating leases in effect and included in the calculation of lease liabilities at December 31, 2025 were as follows (in thousands):

2026	$74,212
2027	89,261
2028	77,912
2029	52,921
2030	43,449
Thereafter	147,576
Total lease payments	485,331
Less imputed interest	100,127
Total lease liabilities	$385,204
Current portion	$73,775
Long-term portion	311,429
Total lease liabilities	$385,204

The future minimum lease payments include $22.2 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $8.5 million in lease payments that were not fixed at lease commencement or lease modification and $6.5 million related to minimum lease payments for leases that are less than one year. Future minimum lease payments in 2026 are net of tenant improvement allowance of $18.9 million that the Partnership expects to receive in 2026.

Supplemental Information Related to Lessee Lease Arrangements

At December 31, 2025, the weighted average non-cancellable lease term was 6.9 years and the weighted average discount rate was 6.0%. The following table presents supplemental information related to leases for the years ended December 31 (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$83,885	$83,559	$86,763
Right-of-use assets obtained in exchange for new lease liabilities	$154,401	$109,276	$30,701

Lessor Lease Arrangements

The following table presents the components of lease revenue for the years ended December 31 (in thousands):

Statement of operations location:	2025	2024	2023
Sales (a)(b)	$89,295	$86,937	83,534
(a)	Lease revenue includes sub-lessor rental income from leased properties of $49.3 million, $48.9 million and $48.2 million for 2025, 2024 and 2023, respectively, where the Partnership is the lessee of the property.
(b)	Includes variable lease revenue of $9.4 million, $9.3 million and $8.9 million for 2025, 2024 and 2023, respectively, and short-term lease revenue which was immaterial for 2025, 2024 and 2023.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum lease payments to be received under operating leases in effect at December 31, 2025 were as follows (in thousands):

2026	$78,332
2027	39,886
2028	19,456
2029	3,878
2030	1,257
Thereafter	5,006
Total	$147,815

Note 5. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Year Ended December 31, 2025
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$3,210,899	$4,237,035	$803,650	$8,251,584
Station operations	—	461,530	—	461,530
Total revenue from contracts with customers	3,210,899	4,698,565	803,650	8,713,114
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	9,443,856	—	315,156	9,759,012
Revenue from leases	4,170	85,125	—	89,295
Total other sales	9,448,026	85,125	315,156	9,848,307
Total sales	$12,658,925	$4,783,690	$1,118,806	$18,561,421

	Year Ended December 31, 2024
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$2,671,984	$4,807,765	$725,395	$8,205,144
Station operations	—	481,982	—	481,982
Total revenue from contracts with customers	2,671,984	5,289,747	725,395	8,687,126
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	8,042,841	—	346,662	8,389,503
Revenue from leases	3,080	83,857	—	86,937
Total other sales	8,045,921	83,857	346,662	8,476,440
Total sales	$10,717,905	$5,373,604	$1,072,057	$17,163,566

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2023
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$3,303,951	$5,268,268	$689,201	$9,261,420
Station operations	—	490,942	—	490,942
Total revenue from contracts with customers	3,303,951	5,759,210	689,201	9,752,362
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	6,307,155	—	349,123	6,656,278
Revenue from leases	2,210	81,324	—	83,534
Total other sales	6,309,365	81,324	349,123	6,739,812
Total sales	$9,613,316	$5,840,534	$1,038,324	$16,492,174

Nature of Goods and Services

Revenue from Contracts with Customers (ASC 606):

●	Refined petroleum products and renewable fuels—Under the Partnership’s Wholesale, GDSO and Commercial segments, revenue is recognized at the point where control of the product is transferred over the period that throughput and logistics services are provided to the customer and collectability is reasonably assured.

●	Station operations—Revenue from convenience store sales of grocery and other merchandise and sundries (such as car wash sales and lottery and ATM commissions) is recognized at the time of the sale to the customer.

Other Revenue:

●	Revenue Originating as Physical Forward Contracts and Exchanges—The Partnership’s commodity contracts and derivative instrument activity include physical forward commodity sale contracts. The Partnership does not take the normal purchase and sale exemption available under ASC 815 for any of its physical forward contracts. This income is recognized under ASC 815 and is included in sales at the contract value upon settlement at the point where control of the product is transferred to the customer. Income from net exchange differentials included in sales is recognized under ASC 845, “Nonmonetary Transactions,” upon delivery of product to exchange partners.

●	Revenue from Leases—The Partnership has rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of the Partnership’s terminals.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Balances

A receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets, is recognized in the period the Partnership provides services when its right to consideration is unconditional. In contrast, a contract asset will be recognized when the Partnership has fulfilled a contract obligation but must perform other obligations before being entitled to payment. The Partnership had no significant contract assets at both December 31, 2025 and 2024.

The nature of the receivables related to revenue from contracts with customers and other revenue, as well as contract assets, are the same, given they are related to the same customers and have the same risk profile and securitization. Payment terms on invoiced amounts are typically 2 to 30 days.

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both December 31, 2025 and 2024.

Note 6. Goodwill and Intangible Assets

Goodwill, all of which has been allocated to the GDSO segment, was $421.9 million at both December 31, 2025 and 2024. There were no changes to goodwill during the year ended December 31, 2025.

Intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets	Period
At December 31, 2025
Intangible assets subject to amortization:
Terminalling services	$26,365	$(24,443)	$1,922	20 years
Customer relationships	52,226	(45,906)	6,320	2-15 years
Supply contracts	97,269	(92,430)	4,839	5-10 years
Other intangible assets	5,995	(5,726)	269	2-20 years
Total intangible assets	$181,855	$(168,505)	$13,350
At December 31, 2024
Intangible assets subject to amortization:
Terminalling services	$26,365	$(23,108)	$3,257	20 years
Customer relationships	52,226	(44,605)	7,621	2-15 years
Supply contracts	97,269	(89,733)	7,536	5-10 years
Other intangible assets	5,995	(5,726)	269	2-20 years
Total intangible assets	$181,855	$(163,172)	$18,683

The aggregate amortization expense was $5.3 million, $8.3 million and $8.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2026	$5,151
2027	3,650
2028	921
2029	720
2030	680
Thereafter	2,228
Total intangible assets	$13,350

Note 7. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2025	2024
Buildings and improvements	$2,019,890	$1,948,849
Land	679,263	678,687
Fixtures and equipment	63,747	56,700
Idle plant assets	30,500	30,500
Construction in process	71,340	71,436
Capitalized internal use software	37,608	33,846
Total property and equipment	2,902,348	2,820,018
Less accumulated depreciation	1,244,904	1,113,413
Total	$1,657,444	$1,706,605

Property and equipment includes retail gasoline station assets held for sale of $5.3 million and $5.2 million at December 31, 2025 and 2024, respectively.

At December 31, 2025, the Partnership had a $37.3 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both December 31, 2025 and 2024.

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

Construction in process in 2025 includes $31.9 million in costs related to the Partnership’s gasoline stations and $39.4 million in costs related to the Partnership’s terminals.

Construction in process in 2024 includes $26.2 million in costs related to the Partnership’s gasoline stations and $45.2 million in costs related to the Partnership’s terminals.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation

Depreciation expense allocated to cost of sales was $131.9 million, $126.2 million and $94.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Depreciation expense allocated to selling, general and administrative expenses was $5.4million, $5.2 million and $7.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 8. Sale and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the years ended December 31 (in thousands):

	2025	2024	2023
Sale of Revere Terminal	$44	$2,720	$—
Divestiture of retail gasoline stations	(2,375)	(14,401)	(3,303)
Loss on assets held for sale	—	2,275	826
Other	(995)	(88)	(149)
Total	$(3,326)	$(9,494)	$(2,626)

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

The Partnership sold four sites during 2025 and recognized a gain of $2.4 million on the sales of these sites for the year ended December 31, 2025, with $0 derecognition of GDSO goodwill.

The Partnership recognized a gain of $14.4 million and $3.3 million on the sales of sites for the years ended December 31, 2024 and 2023, respectively, including the derecognition of $7.3 million and $0.1 million of GDSO goodwill for these respective periods.

Loss on Assets Held for Sale

In conjunction with the divestiture of retail gasoline stations and terminal assets, the Partnership may classify certain gasoline station and terminal assets as held for sale. Impairment charges related to assets held for sale are included in net gain on sale and disposition of assets in the accompanying consolidated statements of operations.

The Partnership classified 5 sites associated with the divestiture of retail gasoline stations discussed above as held for sale at December 31, 2025. The Partnership recorded no impairment charges related to these assets held for sale for the year ended December 31, 2025.

The Partnership recorded impairment charges related to assets held for sale associated with the divestiture of retail gasoline stations in the amount of $2.3 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively.

Retail gasoline station assets held for sale of $5.3 million and $5.2 million at December 31, 2025 and 2024,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, are included in property and equipment in the accompanying consolidated balance sheets. Assets held for sale at December 31, 2025 are expected to be sold within the next 12 months.

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

As of December 31, 2025, there were two facilities under the Credit Agreement:

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

The average interest rates for the Credit Agreement were 6.6%, 7.4% and 7.2% for the years ended December 31, 2025, 2024 and 2023, respectively.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.35% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at December 31, 2025, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $100.0 million over the next twelve months.

The table below presents the total borrowings and availability under the Credit Agreement at December 31 (in thousands):

	2025	2024
Total available commitments	$1,500,000	$1,550,000

Working capital revolving credit facility-current portion	126,100	129,500
Working capital revolving credit facility-less current portion	100,000	100,000
Revolving credit facility	103,500	167,000
Total borrowings outstanding	329,600	396,500

Less outstanding letters of credit	138,900	100,200

Total remaining availability for borrowings and letters of credit (1)	$1,031,500	$1,053,300
(1)	Subject to borrowing base limitations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2025.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the years ended December 31 (in thousands):

	2025	2024	2023
Borrowings from working capital revolving credit facility	$2,711,300	$2,545,400	$2,183,000
Payments on working capital revolving credit facility	(2,714,700)	(2,332,700)	(2,319,600)
Net (payments on) borrowings from working capital revolving credit facility	$(3,400)	$212,700	$(136,600)
Borrowings from revolving credit facility	$39,700	$218,800	$386,500
Payments on revolving credit facility	(103,200)	(431,800)	(105,500)
Net (payments) on borrowings from revolving credit facility	$(63,500)	$(213,000)	$281,000

Senior Notes

7.125% Senior Notes Due 2033

On June 23, 2025, the Issuers issued $450.0 million aggregate principal amount of 7.125% senior notes due 2033 to several initial purchasers in a private placement exempt from the registration requirements under the Securities Act. The Partnership used the net proceeds from the offering to fund the purchase of a portion of the 2027 Notes in a cash tender offer and to repay a portion of the borrowings outstanding under its Credit Agreement. On August 1, 2025, the Issuers redeemed the remaining 2027 Notes not purchased in the tender offer. As a result of the redemption of the 2027 Notes, the Partnership recorded a $3.0 million loss from the early extinguishment of debt for the year ended December 31, 2025, consisting of a $1.9 million non-cash write-off of a portion of the remaining unamortized original issue discount and a $1.1 million cash call premium.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.250% Senior Notes Due 2032

On January 18, 2024, the Issuers issued $450.0 million aggregate principal amount of 8.250% senior notes due 2032 (the “2032 Notes”) to several initial purchasers in a private placement exempt from the registration requirements under the Securities Act. The Partnership used the net proceeds from the offering to repay a portion of the borrowings outstanding under the Credit Agreement and for general corporate purposes.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Issuers have the option to redeem the 2029 Notes, in whole or in part, at any time on or after January 15, 2026, at the redemption prices of 101.146% for the twelve-month period beginning on January 15, 2026, and 100% beginning on January 15, 2027 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. The holders of the 2029 Notes may require the Issuers to repurchase the 2029 Notes following certain asset sales or a Change of Control Triggering Event (as defined in the 2029 Notes Indenture) at the prices and on the terms specified in the 2029 Notes Indenture.

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

Financing Obligations

Capitol Acquisition

In connection with the June 2015 acquisition of retail gasoline stations and dealer supply contracts from Capitol, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions for 53 leased sites that did not meet the criteria for sale accounting. During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of $8.3 million, $8.6 million and $8.8 million was recorded for the years ended December 31, 2025, 2024 and 2023, respectively. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $11.4 million, $11.1 million and $10.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The financing obligation balance outstanding at December 31, 2025 was $75.7 million associated with the acquisition.

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

The sale did not meet the criteria for sale accounting as of December 31, 2025 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the year ended December 31, 2025.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated. In connection with this transactions, the Partnership recognized a corresponding financing obligation of $62.5 million. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense was $4.1 million, $4.1 million $4.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, and lease rental payments were $5.1 million, $5.0 million and $4.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The financing obligation balance outstanding at December 31, 2025 was $57.6 million associated with the Sale-Leaseback Transaction.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2025, the Partnership capitalized additional financing fees of $17.1 million, consisting of $8.8 million in connection with the issuance of the 2033 Notes and $8.3 million in connection with the Eleventh Amendment. These expenses are included in interest expense in the accompanying consolidated statement of operations. The Partnership had unamortized deferred financing fees of $27.7 million and $19.9 million at December 31, 2025 and 2024, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $10.0 million and $6.2 million at December 31, 2025 and 2024, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $17.3 million and $13.3 million at December 31, 2025 and 2024, respectively. Unamortized fees related to the Partnership’s sale-leaseback transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.4 million at both December 31, and 2025 and 2024.

Amortization expense of $7.5 million, $7.4 million and $5.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Note 10. Derivative Financial Instruments

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at December 31, 2025:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	66,108	Thousands of barrels
Short	(68,441)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	10,866	Thousands of barrels
Short	(9,917)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Location of Gain (Loss)
	Recognized in Income on
	Derivatives	2025	2024	2023
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$21,121	$12,790	$7,158
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(20,077)	$(16,985)	$(15,320)

Derivatives Not Accounted for as Hedges

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Location of Gain (Loss)
Derivatives not designated as	Recognized in
hedging instruments	Income on Derivatives	2025	2024	2023
Commodity contracts	Cost of sales	$39,246	$(13,740)	$1,803

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at December 31, 2025 and 2024 (in thousands):

		December 31, 2025
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$2,408	$49,750	$52,158
Forward derivative contracts (1)	Derivative assets	—	17,067	17,067
Total asset derivatives		$2,408	$66,817	$69,225

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(48,932)	$(48,932)
Forward derivative contracts (1)	Derivative liabilities	—	(4,540)	(4,540)
Total liability derivatives		$—	$(53,472)	$(53,472)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2024
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(9,355)	$38,483	$29,128
Forward derivative contracts (1)	Derivative assets	—	13,710	13,710
Total asset derivatives		$(9,355)	$52,193	$42,838

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(30,936)	$(30,936)
Forward derivative contracts (1)	Derivative liabilities	—	(6,105)	(6,105)
Total liability derivatives		$—	$(37,041)	$(37,041)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Note 11. Fair Value Measurements

Recurring Fair Value Measurements

Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables present, by level within the fair value hierarchy, the Partnership’s financial

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	Fair Value at December 31, 2025
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$17,067	$—	$17,067
Exchange-traded/cleared derivative instruments (2)	3,226	—	14,578	17,804
Total assets	$3,226	$17,067	$14,578	$34,871

Liabilities:
Forward derivative contracts (1)	$—	$(4,540)	$—	$(4,540)

	Fair Value at December 31, 2024
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$13,710	$—	$13,710
Exchange-traded/cleared derivative instruments (2)	(1,808)	—	21,943	20,135
Pension plans	3,936	—	—	3,936
Total assets	$2,128	$13,710	$21,943	$37,781

Liabilities:
Forward derivative contracts (1)	$—	$(6,105)	$—	$(6,105)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data. Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches. The Partnership has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2025 and 2024.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2025		2024
	Face	Fair	Face	Fair
	Value	Value	Value	Value
7.00% senior notes due 2027	$—	$—	$400,000	$400,500
6.875% senior notes due 2029	$350,000	$353,500	$350,000	$347,813
8.250% senior notes due 2032	$450,000	$471,375	$450,000	$464,063
7.125% senior notes due 2033	$450,000	$455,625	$—	$—

Non-Recurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 2 for a discussion of the Partnership’s losses on impairment of assets and Note 8 for assets held for sale.

Note 12. Commitments and Contingencies

The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

Purchase Commitments

The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of December 31, 2025, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2025 (in thousands of gallons):

2026	123,600
2027	13,800
2028	6,900
2029	4,600
2030	3,500
Thereafter	5,900
Total	158,300

Brand Fee Agreement

The Partnership entered into a brand fee agreement with ExxonMobil which entitles the Partnership to operate retail gasoline stations under the Mobil-branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the gasoline stations acquired from ExxonMobil in 2010, are

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due on a monthly basis. The brand fee agreement expires in September 2030. The following provides total future minimum payments under the agreement with a non-cancellable term of one year or more at December 31, 2025 (in thousands):

2026	$11,412
2027	11,412
2028	11,412
2029	11,412
2030	7,609
Total	$53,257

Total expenses reflected in cost of sales related to this agreement were $9.8 million, $9.0 million and $9.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Other Commitments

In February 2013, the Partnership assumed access right agreements with the Port of Columbia County (formerly known as Port of St. Helens) for access rights to the rail spur and dock located at the Partnership’s Oregon facility. The total expense under these agreements amounted to $0.8 million, $0.9 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the remaining ratable commitment on these access right agreements, with expirations through 2066, was $26.3 million.

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

Note 13. Trustee Taxes and Accrued Expenses and Other Current Liabilities

Trustee Taxes

The Partnership collects trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. Examples of trustee taxes include, among other things, motor fuel excise tax and sales and use tax. As such, it is the Partnership’s policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities. The Partnership had trustee taxes payable of $83.8 million and $66.8 million in various pass-through taxes collected on behalf of taxing authorities at December 31, 2025 and 2024, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2025	2024
Barging transportation, product storage and other ancillary cost accruals	$46,878	$61,247
Employee compensation	47,453	47,501
Accrued interest	30,005	42,144
Other	83,244	72,412
Total	$207,580	$223,304

Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

Note 14. Income Taxes

GMG, a wholly owned subsidiary of the Partnership, is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG, including its proportional earnings from its equity method investment in SPR as described in Note 17, and the after-tax earnings of GMG are included in the consolidated earnings of the Partnership.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA legislation provides for: (i) the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, (ii) modifications to the treatment of research and development expenditures, (iii) adjustments to interest deductibility and (iv) revisions to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods. The impact of the OBBBA did not have a material impact on the Partnership’s consolidated financial statements or its reported tax rate.

The following table presents income before income tax expense, both domestic and foreign, for the years ended December 31 (in thousands):

	2025	2024	2023
Domestic	$99,035	$114,893	$160,652
Foreign	5	43	(10)
Income before income tax expense	$99,040	$114,936	$160,642

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the difference between the statutory federal income tax amount and rate and the effective income tax amount and rate for the years ended December 31 (dollars in thousands):

	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory tax	$20,799	21.0%	$24,136	21.0%	$33,735	21.0%
State and local income taxes, net of federal benefit (1)	(81)	(0.1)%	2,137	1.9%	2,830	1.7%
Foreign tax effects	3	—%	(6)	—%	2	—%
Nontaxable or nondeductible items:
Partnership income not taxed	(20,063)	(20.3)%	(22,517)	(19.6)%	(28,349)	(17.6)%
Other	9	—%	821	0.7%	7	—%
Other adjustments	396	0.4%	38	—%	(89)	(0.1)%
Total	$1,063	1.0%	$4,609	4.0%	$8,136	5.0%
(1)	Massachusetts, New Hampshire, New York and Texas made up the majority (greater than 50 percent) of the tax effect in 2025, 2024 and 2023.

The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2025	2024	2023
Current:
Federal	$(226)	$7,452	$1,437
State	302	2,515	4,190
Foreign	1	3	—
Total current	$77	$9,970	$5,627
Deferred:
Federal	$656	$(5,347)	$3,181
State	330	(14)	(672)
Total deferred	$986	$(5,361)	$2,509
Total	$1,063	$4,609	$8,136

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of long-term deferred taxes were as follows at December 31 (in thousands):

	2025	2024
Deferred Income Tax Assets
Accounts receivable allowances	$479	$432
Environmental liability	10,855	11,087
Asset retirement obligation	2,950	2,813
Deferred financing obligation	9,530	9,924
Lease liability	50,344	50,152
Other	1,581	1,108
Federal net operating loss carryforwards	2,615	2,610
State net operating loss carryforwards	1,750	300
Tax credit carryforward	1,893	1,727
Interest expense carryforwards	17,426	18,570
Total deferred tax assets, gross	99,423	98,723
Valuation allowance	(5,902)	(5,781)
Total deferred tax assets, net	$93,521	$92,942
Deferred Income Tax Liabilities
Property and equipment	$(81,525)	$(84,961)
Land	(16,467)	(16,543)
Right of use assets	(48,961)	(48,718)
Basis difference in SPR joint venture	(6,761)	(5,168)
Intangible assets	(4,341)	(1,100)
Total deferred tax liabilities	$(158,055)	$(156,490)
Net deferred tax liabilities	$(64,534)	$(63,548)

At December 31, 2025, GMG has fully utilized all federal net operating loss carryforwards and had state net operating loss carryforwards of $31.4 million, of which $28.2 million will begin to expire in 2026, and $3.2 million which can be carried forward indefinitely.

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

At December 31, 2025, the Partnership had $48.0 million of net deferred tax liabilities (consisting of the $64.5 million total net deferred tax liability less the $16.5 million deferred tax liability relating to land discussed below) relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary differences, certain of which are available to reduce income taxes in future years. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in the valuation allowance for the years ended December 31 (in thousands):

	Balance at	Current	Balance
	Beginning	Period	at End
Description	of Period	Provision	of Period
Year ended December 31, 2025
Valuation allowance	$5,781	$121	$5,902
Year ended December 31, 2024
Valuation allowance	$5,323	$458	$5,781
Year ended December 31, 2023
Valuation allowance	$4,728	$595	$5,323

At December 31, 2025, the Partnership also had a $16.5 million deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods. It can be used as a source of income to benefit other indefinite lived assets.

The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the years ended December 31 (in thousands):

	2025	2024	2023
Income before income tax expense	$99,040	$114,936	$160,642
Less nontaxable income	96,554	108,366	136,182
Income subject to income tax expense	$2,486	$6,570	$24,460

GMG files income tax returns in the United States and various state jurisdictions. With few exceptions, the Partnership is subject to income tax examinations by tax authorities for all years dated back to 2022.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. The Partnership had no gross-tax effected unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023.

The FASB’s accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2025 (tax years ended December 31, 2025, 2024, 2023 and 2022). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. The Partnership classifies interest and penalties related to income taxes as components of its provision for income taxes. There were no interest and penalties recorded in the accompanying consolidated balance sheets at December 31, 2025 and 2024 and the consolidated statements of operations for the years ended December 31, 2025 and 2024 and 2023.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents income taxes paid (net of refunds, if any) for the years ended December 31 (in thousands):

	2025	2024	2023
Federal	$4,541	$5,775	$—

State/City:
Massachusetts	$350	$795	$675
Maryland	*	*	226
New York	*	*	292
Pennsylvania	*	*	155
City of Philadelphia	*	*	719
Texas	562	*	451
Virginia	*	*	180
Other states	253	2,726	206
Total State/City	$1,165	$3,521	$2,904

Foreign	$5	$—	$—
Net cash paid for income taxes	$5,711	$9,296	$2,904

* Taxes paid for this jurisdiction are included in “Other States” as they represent less than five percent of the total income taxes paid.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities, which were recorded on an undiscounted basis, at December 31, 2025 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	December 31,
Environmental Liability Related to:	2024	2025	2025	2025	2025
Retail gasoline stations	$58,344	$(2,973)	$(294)	$1,279	$56,356
Terminals	40,727	(1,545)	—	427	39,609
Total environmental liabilities	$99,071	$(4,518)	$(294)	$1,706	$95,965
Current portion	$7,704				$7,193
Long-term portion	91,367				88,772
Total environmental liabilities	$99,071				$95,965

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $3.1 million and $1.0 million at December 31, 2025 and 2024, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership may enter into RIN forward purchase and sales commitments. Total losses from firm non-cancellable commitments were immaterial at both December 31, 2025 and 2024.

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

The Global 401(k) Plan had expenses of $6.9 million, $5.7 million and $5.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Prior to December 31, 2024, the General Partner sponsored and maintained the Global Partners LP Pension Plan (the “Global Pension Plan”), and GMG sponsored and maintained the Global Montello Group Corp. Pension Plan (the “GMG Pension Plan”) (collectively, the “Pension Plans”), each being a qualified defined benefit pension plan. The Global Pension Plan and the GMG Pension Plan were amended to freeze participation and benefit accruals effective in 2009 and 2012, respectively. On November 1, 2023, the Partnership provided communication to participants of the Pension Plans of its intention to terminate the Pension Plans effective December 31, 2023. The Partnership completed the settlement of its obligations under the Pension Plans as of December 31, 2024. Assets remaining in the Pension Plans as of December 31, 2024 were transferred to the Global 401(k) Plan to be used for the benefit of current and future participants in the Global 401(k) Plan.

The following table presents each plan’s funded status and the total amounts recognized in the consolidated balance sheet at December 31, 2024 (in thousands):

	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$—	$—	$—
Fair value of plan assets	3,383	553	3,936
Net (pension asset) unfunded pension liability	$(3,383)	$(553)	$(3,936)

Total actual return on plan assets was $0 and $0.5 million in 2025 and 2024, respectively.

The following presents the components of the net periodic change in benefit obligation for the Pension Plans for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Benefit obligation at beginning of year	$14,647	$15,242
Interest cost	541	741
Actuarial loss (gain)	541	(12)
Benefits paid	(15,729)	(1,324)
Benefit obligation at end of year	$—	$14,647

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the weighted-average actuarial assumptions used in determining each plan’s annual pension expense for the years ended December 31, 2024 and 2023:

	Global		GMG
	Pension Plan		Pension Plan
	2024	2023	2024	2023
Discount rate	N/A	4.9%	N/A	5.0%
Expected return on plan assets	N/A	4.8%	N/A	4.8%

Note 17. Equity Method Investments

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

The Partnership recognized income of $2.2 million for the year ended December 31, 2025, which is included in income (loss) from equity method investments in the accompanying consolidated statement of operations. The Partnership’s investment balance in the joint venture was $12.0 million at December 31, 2025 which is included in equity method investments in the accompanying consolidated balance sheet.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership recognized $0, income of $0.2 million and $0 for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in income (loss) from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $24.0 million and $17.2 million at December 31, 2025 and 2024, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

On December 5, 2023, Landco completed the purchase of the Project Site. In addition, the Partnership provided certain financial guarantees of Everett’s performance pursuant to a Terminal Demolition and Remediation Responsibilities Agreement (“TDRRA”) between Landco and ExxonMobil (the “Remediation Guaranty”). The Remediation Guaranty was executed at the closing of the Project Site purchase, concurrently with Landco’s execution of the TDRRA. The Remediation Guaranty was provided to ExxonMobil to provide security for Landco’s obligations to perform and complete the demolition and remediation responsibilities set forth in the TDRRA. The maximum amount of financial assurances liability of the Partnership under the Remediation Guaranty is $75.0 million (the “Guaranty Threshold”). The Guaranty Threshold will be reduced on a dollar-for-dollar basis as Landco undertakes demolition and remediation activities under the TDRRA. Through December 31, 2025, Everett expended $46.2 million on such demolition and remediation activities, which reduced the Guaranty Threshold to $28.8 million.

The Partnership received financial assurances from the Everett Investor and certain of its affiliates that allow the Partnership to recover 70% of any amounts paid under the Remediation Guaranty, up to $52.5 million. The Partnership’s loss exposure for the Everett investment is limited to the Partnership’s investment in the joint venture and any amounts due under the Remediation Guaranty. The Partnership recognized its performance obligation under the Remediation Guaranty at fair value, which was immaterial at both December 31, 2025 and 2024.

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

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. The portfolio included 67 sites as of December 31, 2025.

The Partnership recognized income (loss) of $2.3 million, ($1.7 million) and of $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in income (loss) from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $77.8 million and $75.5 million at December 31, 2025 and 2024, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Related-Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of December 31, 2025, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—Affiliates of the Slifka family own 100% of the ownership interests in the General Partner. The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $245.4 million, $219.4 million and $168.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan (see Note 16).

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 17). Pursuant to this agreement, certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. The Partnership received $2.7 million, $3.4 million and $1.7 million from SPR associated with the operations and management agreement for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees, which amounted to $13.6 million, $17.1 million and $9.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Accounts receivable–affiliates consisted of the following at December 31 (in thousands):

	2025	2024
Receivables from the General Partner (1)	$2,545	$5,156
Receivables from Spring Partners Retail LLC (2)	82	1,094
Total	$2,627	$6,250
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	Receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement.

BIG GRP 275 Grove JV LLC—On January 23, 2025, the Partnership, through its wholly owned subsidiary, Global HQ 2 LLC, entered into a Limited Liability Company Agreement, as amended, of BGRP, a Delaware limited liability company formed as a joint venture with unrelated third parties to acquire and operate an office building located in Newton, Massachusetts. Also on January 23, 2025, the Partnership signed a 12-year lease arrangement for space in this property that will serve as the Partnership’s principal executive office at the termination of its existing leased space

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Waltham, Massachusetts in 2026. See Note 17.

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

The final calculation of the Initial Sellers Share, including a sharing of any additional expenses in order to satisfy outstanding obligations under the Partnership’s then-current government storage contract at the Revere Terminal and potential operating losses or profits relating to the operation of the Revere Terminal during the initial leaseback term, was expected to occur upon the expiration of such storage contract. The Partnership recorded $0 and $21.5 million of such additional expenses due to the Initial Sellers which are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively.

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

Leases of Real Property—One of the Partnership’s executive officers owns a 20% interest in an entity which leases real property located in Vineyard Haven, Massachusetts to the Partnership’s subsidiary, Drake Petroleum Company, Inc., for the operation of a gasoline station and convenience store. The Partnership paid this entity aggregate payments totaling $0.2 million for each of the years ended December 31, 2025 and 2024.

Note 19. Long-Term Incentive Plans

The Partnership has a Long-Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights (“DERs”), unit awards and substitute awards. Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements. A total of 1,883,139 units were available for issuance under the LTIP as of December 31, 2025.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2025 Phantom Unit Awards – Executive Officers

2025 Service-Based Phantom Unit Award–On February 26, 2025, the Compensation Committee of the board of directors of the General Partner (the “Compensation Committee”) granted 2025 service-based awards of phantom units and associated DERs under the LTIP to certain executives of the General Partner. The phantom units granted under the 2025 service-based awards vested or will vest in approximate one-third installments over a three-year period, commencing on January 6, 2026, provided that the executive remains continuously employed from the grant date through the applicable vesting date. The DERs that were granted in tandem with the phantom units will vest and become, or vested and became, payable simultaneously with the vesting of the phantom units.

2025 Performance Phantom Unit Award–On February 26, 2025, the Compensation Committee granted performance-based awards of phantom units and associated DERs under the LTIP to certain executives of the General Partner. These awards represent the right to receive common units of the Partnership (or cash equivalent) in an amount up to 200% of the “Target Phantom Units” (as defined in each executive’s award agreement), subject to performance-based vesting and provided that the executive remains continuously employed from the grant date through December 31, 2027. The performance period for these grants is the three-year period commencing on January 1, 2025 and continuing through December 31, 2027 (the “2025 Award Performance Period”). The number of earned common units of the Partnership will be determined by the Compensation Committee following completion of the 2025 Award Performance Period. The DERs that were granted in tandem with the performance phantom units will vest and become payable simultaneously with the vesting of the phantom units.

2024 Phantom Unit Awards – Executive Officers

2024 Service-Based Phantom Unit Award–On March 25, 2024, the Compensation Committee granted 2024 service-based awards of phantom units and associated DERs under the LTIP to certain executives of the General Partner. The phantom units granted under the 2024 service-based awards vested or will vest in approximate one-third installments over a three-year period, commencing on January 6, 2025, provided that the executive remains continuously employed from the grant date through the applicable vesting date. The DERs that were granted in tandem with the phantom units will vest and become, or vested and became, payable simultaneously with the vesting of the phantom units.

On March 25, 2024, the Compensation Committee granted a supplemental grant of service-based awards and associated DERs under the LTIP to certain executives of the General Partner. The phantom units granted under these awards vested on March 24, 2025. The DERs that were granted in tandem with these phantom units vested and became payable simultaneously with the vesting of the phantom units.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The phantom units granted under the 2023 service-based awards vested or will vest in approximate one-third installments over a three-year period, commencing on January 5, 2024, provided that the executive remains continuously employed from the grant date through the applicable vesting date. The DERs that were granted in tandem with the phantom units will vest and become, or vested and became, payable simultaneously with the vesting of the phantom units.

2023 Performance Phantom Unit Award–On August 22, 2023, the Compensation Committee granted performance-based awards of phantom units and associated DERs under the LTIP to certain executives of the General Partner. These awards represent the right to receive common units of the Partnership (or cash equivalent) in an amount up to 200% of the “Target Phantom Units” (as defined in each executive’s award agreement), subject to performance-based vesting and provided that the executive remains continuously employed from the grant date through December 31, 2025. The performance period for these grants was the three-year period commencing on January 1, 2023 and continued through December 31, 2025 (the “2023 Award Performance Period”). The number of earned common units of the Partnership will be determined by the Compensation Committee following completion of the 2023 Award Performance Period. The DERs that were granted in tandem with the performance phantom units vested and became payable simultaneously with the vesting of the phantom units.

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

On May 3, 2023, the Compensation Committee granted a second supplemental grant of service-based awards and associated DERs under the LTIP to certain executives of the General Partner. The phantom units granted under these awards vested on May 3, 2025. The DERs that were granted in tandem with these phantom units vested and became payable simultaneously with the vesting of the phantom units.

Phantom Unit Award – Non-Employee Directors

On February 26, 2025, the Compensation Committee granted awards of phantom units and associated DERs under the LTIP to the non-employee independent directors of the General Partner. The phantom awards vested on January 6, 2026 and became payable on a one-for-one basis in common units of the Partnership (or cash equivalent). The DERs that were granted in tandem with the phantom units also vested and became payable simultaneously with the vesting of the phantom units.

On March 25, 2024, the Compensation Committee granted awards of phantom units and associated DERs under the LTIP to the non-employee independent directors of the General Partner. The phantom awards vested on January 6, 2025 and became payable on a one-for-one basis in common units of the Partnership (or cash equivalent). The DERs that were granted in tandem with the phantom units also vested and became payable simultaneously with the vesting of the phantom units.

On August 22, 2023, the Compensation Committee granted awards of phantom units and associated DERs under the LTIP to the non-employee independent directors of the General Partner. The phantom awards vested on January 5, 2024 and became payable on a one-for-one basis in common units of the Partnership (or cash equivalent). The DERs that were granted in tandem with the phantom units also vested and became payable simultaneously with the vesting of the phantom units.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the non-vested phantom units granted under the LTIP:

	Non-Vested Phantom Units
			Weighted
	Service-	Performance-	Average
	Based	Based	Grant Date	Fair Value
	Awards	Awards	Fair Value ($)	(in thousands)
Outstanding non-vested units at December 31, 2023	368,902	475,318	30.33	$25,602
Granted	179,800	147,671	44.37	14,531
Vested	(137,213)	—	31.63	(4,340)
Outstanding non-vested units at December 31, 2024	411,489	622,989	34.60	$35,793
Granted	109,756	101,159	57.30	12,085
Vested	(292,383)	(258,386)	30.62	(16,863)
Outstanding non-vested units at December 31, 2025	228,862	465,762	44.65	$31,015

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

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $13.4 million, $15.3 million and $10.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at December 31, 2025 was $12.1 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). Since the Repurchase Program was implemented and through December 31, 2025, the General Partner repurchased 1,734,658 common units pursuant to the Repurchase Program for $59.4 million, of which $10.0 million were repurchased in 2025. As of February 27, 2026, the General Partner is authorized to acquire up to an additional 865,929 common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement. The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement. There were no such costs for the years ended December 31, 2025, 2024 and 2023.

Note 20. Partners’ Equity, Allocations and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At December 31, 2025, there were 33,995,563 common units issued, including 4,216,868 common units held by affiliates of the General Partner, including directors and executive officers, and 230,273 common units held by the General Partner on behalf of the Partnership pursuant to its repurchase program for future long-term incentive plan obligations, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There were no changes to common units or the general partner interest during the years ended December 31, 2025, 2024 and 2023.

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

Series B Preferred Units

At December 31, 2025, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit outstanding. There were no changes to the Series B Preferred Units during the years ended December 31, 2025, 2024 and 2023.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2025, 2024 and 2023 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2023
2/14/2023 (1)	12/31/22	$1.5725	$53,458	$569	$1,383	$55,410
5/15/2023 (2)	03/31/23	0.6550	22,267	162	1,587	24,016
8/14/2023 (3)	06/30/23	0.6750	22,947	169	2,062	25,178
11/14/2023 (3)	09/30/23	0.6850	23,287	174	2,380	25,841
2024
2/14/2024 (3)	12/31/23	$0.7000	$23,797	$180	$2,857	$26,834
5/15/2024 (3)	03/31/24	0.7100	24,137	185	3,174	27,496
8/14/2024 (3)	06/30/24	0.7200	24,477	189	3,493	28,159
11/14/2024 (3)	09/30/24	0.7300	24,817	194	3,810	28,821
2025
2/14/2025 (3)	12/31/24	$0.7400	$25,157	$198	$4,128	$29,483
5/15/2025 (3)	03/31/25	0.7450	25,327	201	4,287	29,815
8/14/2025 (3)	06/30/25	0.7500	25,497	203	4,446	30,146
11/14/2025 (3)	09/30/25	0.7550	25,667	205	4,605	30,477
(1)	This distribution consists of a quarterly distribution of $0.6350 per unit and a one-time special distribution of $0.9375 per unit. The quarterly distribution of $0.6350 per unit resulted in the Partnership reaching its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution with respect to the $0.6350 per unit distribution. The General Partner agreed to waive its incentive distribution rights with respect to the special distribution.
(2)	This distribution resulted in the Partnership reaching its third target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.
(3)	This distribution resulted in the Partnership exceeding its third target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on January 30, 2026, the board of directors of the General Partner declared a quarterly cash distribution of $0.7600 per unit ($3.04 per unit on an annualized basis) on all of its outstanding common units for the period from October 1, 2025 through December 31, 2025. On February 13, 2026, the Partnership paid the total cash distribution of $30.8 million to unitholders of record as of the close of business on February 9, 2026. The quarterly distribution resulted in the Partnership exceeding its third target level distribution.

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

The Partnership paid the following cash distributions on the Series A Preferred Units during 2024 and 2023 (in thousands, except per unit data):

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership paid the following additional cash distributions on the Series B Preferred Units during 2025, 2024 and 2023 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2023
2/15/2023	11/15/22 - 2/14/23	$0.59375	$1,781
5/15/2023	2/15/23 - 5/14/23	0.59375	1,781
8/15/2023	5/15/23 - 8/14/23	0.59375	1,781
11/15/2023	8/15/23 - 11/14/23	0.59375	1,781
2024
2/15/2024	11/15/23 - 2/14/24	$0.59375	$1,781
5/15/2024	2/15/24 - 5/14/24	0.59375	1,781
8/15/2024	5/15/24 - 8/14/24	0.59375	1,781
11/15/2024	8/15/24 - 11/14/24	0.59375	1,781
2025
2/18/2025	11/15/24 - 2/14/25	$0.59375	$1,781
5/15/2025	2/15/25 - 5/14/25	0.59375	1,781
8/15/2025	5/15/25 - 8/14/25	0.59375	1,781
11/17/2025	8/15/25 - 11/14/25	0.59375	1,781

In addition, on January 12, 2026, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from November 15, 2025 through February 14, 2026 to holders of record as of the opening of business on February 2, 2026. On February 17, 2026, the Partnership paid the total cash distribution of $1.8 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2025	2024	2023
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$7,793,230	$6,541,224	$5,897,428
Distillates and other oils (1)	4,865,695	4,176,681	3,715,888
Total	$12,658,925	$10,717,905	$9,613,316
Product margin
Gasoline and gasoline blendstocks	$205,576	$181,802	$105,165
Distillates and other oils (1)	116,098	110,430	96,747
Total	$321,674	$292,232	$201,912
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$4,237,035	$4,807,765	$5,268,268
Station operations (2)	546,655	565,839	572,266
Total	$4,783,690	$5,373,604	$5,840,534
Product margin
Gasoline	$574,052	$578,737	$558,516
Station operations (2)	271,936	281,745	276,040
Total	$845,988	$860,482	$834,556
Commercial Segment:
Sales	$1,118,806	$1,072,057	$1,038,324
Product margin	$26,284	$31,354	$31,722
Combined sales and Product margin:
Sales	$18,561,421	$17,163,566	$16,492,174
Product margin (3)	$1,193,946	$1,184,068	$1,068,190
Depreciation allocated to cost of sales	(131,893)	(126,172)	(94,550)
Combined gross profit	$1,062,053	$1,057,896	$973,640
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(3)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 465 million gallons, 470 million gallons and 435 million gallons of the GDSO segment’s sales for the years ended December 31, 2025, 2024 and 2023, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide the Partnership’s significant segment operating expenses for each reportable segment that are regularly provided to the CODM, as well as a reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 (in thousands):

	Year Ended December 31, 2025
	Wholesale	GDSO	Commercial	Consolidated
Sales	$12,658,925	$4,783,690	$1,118,806	$18,561,421
Cost of products	12,337,251	3,937,702	1,092,522	17,367,475
Product margin	321,674	845,988	26,284	1,193,946
Operating expenses allocated to operating segments:
Wages and benefits (1)	45,632	118,325	—	163,957
Occupancy costs (2)	23,207	109,178	—	132,385
Transactional operating costs (3)	—	90,193	—	90,193
Maintenance (4)	49,720	43,672	—	93,392
Other segment operating expenses	17,962	21,561	—	39,523
Total operating expenses allocated to operating segments	$136,521	$382,929	$—	519,450
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				131,893
Selling, general and administrative expenses				305,702
Amortization expense				5,332
Net gain on sale and disposition of assets				(3,326)
Long-lived asset impairment				231
Total operating expenses not allocated to operating expenses				439,832
Operating income				234,664
Income from equity method investments				4,509
Interest expense				(137,162)
Loss on early extinguishment of debt				(2,971)
Income tax expense				(1,063)
Net income				$97,977
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
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2023
	Wholesale	GDSO	Commercial	Consolidated
Sales	$9,613,316	$5,840,534	$1,038,324	$16,492,174
Cost of products	9,411,404	5,005,978	1,006,602	15,423,984
Product margin	201,912	834,556	31,722	1,068,190
Operating expenses allocated to operating segments:
Wages and benefits (1)	22,717	122,346	—	145,063
Occupancy costs (2)	13,515	103,118	—	116,633
Transactional operating costs (3)	—	94,518	—	94,518
Maintenance (4)	17,936	45,320	—	63,256
Other segment operating expenses	8,760	22,397	—	31,157
Total operating expenses allocated to operating segments	$62,928	$387,699	$—	450,627
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				94,550
Selling, general and administrative expenses				273,733
Amortization expense				8,136
Net gain on sale and disposition of assets				(2,626)
Total operating expenses not allocated to operating expenses				373,793
Operating income				243,770
Income from equity investments				2,503
Interest expense				(85,631)
Income tax expense				(8,136)
Net income				$152,506
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs environmental and seasonal site maintenance expenses

None of the Partnership’s customers accounted for greater than 10% of total sales for years ended December 31, 2025, 2024 and 2023.

The Partnership’s foreign assets and foreign sales were immaterial as of and for the years ended December 31, 2025, 2024 and 2023.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale segment, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at December 31 (in thousands):

	Wholesale	GDSO	Commercial	Unallocated (1)	Total
December 31, 2025	$1,329,899	$1,825,524	$—	$695,294	$3,850,717
December 31, 2024	$1,333,102	$1,859,417	$—	$595,679	$3,788,198
(1)	Includes the Partnership’s equity method investments (see Note 17).

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

Common units outstanding as reported in the accompanying consolidated financial statements at December 31, 2025 and 2024 excludes 230,273 and 327,307 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 19). These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all years presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the years presented (in thousands, except per unit data):

	Year Ended December 31, 2025
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income	$97,977	$79,218	$18,759	$—
Declared distribution	$121,246	$102,327	$816	$18,103
Assumed allocation of undistributed net loss	(23,269)	(23,109)	(160)	—
Assumed allocation of net income	$97,977	$79,218	$656	$18,103
Less: Preferred limited partner interest in net income		7,124
Net income attributable to common limited partners		$72,094
Denominator:
Basic weighted average common units outstanding		33,871
Dilutive effect of phantom units		346
Diluted weighted average common units outstanding		34,217
Basic net income per common limited partner unit		$2.13
Diluted net income per common limited partner unit		$2.11

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2024
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income	$110,327	$94,983	$15,344	$—
Declared distribution	$113,959	$98,588	$766	$14,605
Assumed allocation of undistributed net loss	(3,632)	(3,605)	(27)	—
Assumed allocation of net income	$110,327	$94,983	$739	$14,605
Less: Preferred limited partner interest in net income		9,575
Less: Redemption of Series A preferred limited partner units		2,634
Net income attributable to common limited partners		$82,774
Denominator:
Basic weighted average common units outstanding		33,840
Dilutive effect of phantom units		499
Diluted weighted average common units outstanding		34,339
Basic net income per common limited partner unit		$2.45
Diluted net income per common limited partner unit		$2.41

	Year Ended December 31, 2023
		Common	General
		Limited	Partner
Numerator:	Total	Partners	Interest	IDRs
Net income	$152,506	$142,598	$9,908	$—
Declared distribution	$101,869	$92,298	$685	$8,886
Assumed allocation of undistributed net income	50,637	50,300	337	—
Assumed allocation of net income	$152,506	$142,598	$1,022	$8,886
Less: Preferred limited partner interest in net income		14,559
Net income attributable to common limited partners		$128,039
Denominator:
Basic weighted average common units outstanding		33,970
Dilutive effect of phantom units		69
Diluted weighted average common units outstanding		34,039
Basic net income per common limited partner unit		$3.77
Diluted net income per common limited partner unit		$3.76

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 24. Subsequent Events

Distribution to Series B Preferred Unitholders—On February 17, 2026, the Partnership paid a cash distribution of $1.8 million to holders of its Series B Preferred Units of record as of the opening of business on February 2, 2026.

Distribution to Common Unitholders—On February 13, 2026, the Partnership paid a quarterly cash distribution of $30.8 million to its common unitholders of record as of the close of business on February 9, 2026.