Form 10-Q
period 2026-03-31
GLOBAL PARTNERS LP
filed 2026-05-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The issuer had 33,995,563 common units outstanding as of May 6, 2026.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$18,373	$12,243
Accounts receivable, net	772,949	530,142
Accounts receivable-affiliates	5,245	2,627
Inventories	736,144	549,118
Brokerage margin deposits	41,311	17,804
Derivative assets	41,532	17,067
Prepaid expenses and other current assets	92,361	98,486
Total current assets	1,707,915	1,227,487
Property and equipment, net	1,653,221	1,657,444
Right of use assets, net	364,949	378,358
Intangible assets, net	12,081	13,350
Goodwill	421,913	421,913
Equity method investments	115,919	113,755
Other assets	36,491	38,410
Total assets	$4,312,489	$3,850,717
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$749,817	$573,202
Working capital revolving credit facility-current portion	308,300	126,100
Lease liability-current portion	74,437	73,775
Environmental liabilities-current portion	7,443	7,193
Trustee taxes payable	75,121	83,801
Accrued expenses and other current liabilities	189,688	207,580
Derivative liabilities	118,651	4,540
Total current liabilities	1,523,457	1,076,191
Working capital revolving credit facility-less current portion	100,000	100,000
Revolving credit facility	103,500	103,500
Senior notes	1,233,466	1,232,723
Lease liability-less current portion	298,289	311,429
Environmental liabilities-less current portion	87,436	88,772
Financing obligations	127,175	128,505
Deferred tax liabilities	64,734	64,534
Other long-term liabilities	62,654	69,520
Total liabilities	3,600,711	3,175,174
Partners’ equity
Series B preferred limited partners (3,000,000 units issued and outstanding at March 31, 2026 and December 31, 2025)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,971,410 outstanding at March 31, 2026 and 33,995,563 units issued and 33,765,290 outstanding at December 31, 2025)	635,476	599,662
General partner interest (0.67% interest with 230,303 equivalent units outstanding at March 31, 2026 and December 31, 2025)	3,997	3,576
Total partners’ equity	711,778	675,543
Total liabilities and partners’ equity	$4,312,489	$3,850,717

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Sales	$5,321,800	$4,592,197
Cost of sales	4,989,633	4,336,956
Gross profit	332,167	255,241
Costs and operating expenses:
Selling, general and administrative expenses	99,350	73,717
Operating expenses	129,234	126,715
Amortization expense	1,270	1,412
Net gain on sale and disposition of assets	(3,426)	(2,490)
Total costs and operating expenses	226,428	199,354
Operating income	105,739	55,887
Other income (expense):
Income from equity method investments	739	66
Interest expense	(35,503)	(36,039)
Income before income tax expense	70,975	19,914
Income tax expense	(839)	(1,230)
Net income	70,136	18,684
Less: General partner’s interest in net income, including incentive distribution rights	5,393	4,412
Less: Preferred limited partner interest in net income	1,781	1,781
Net income attributable to common limited partners	$62,962	$12,491
Basic net income per common limited partner unit	$1.86	$0.37
Diluted net income per common limited partner unit	$1.85	$0.36
Basic weighted average common limited partner units outstanding	33,888	33,887
Diluted weighted average common limited partner units outstanding	34,048	34,299

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$70,136	$18,684
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	35,589	35,905
Amortization of deferred financing fees	1,870	1,873
Bad debt expense	851	493
Unit-based compensation expense	7,373	3,455
Net gain on sale and disposition of assets	(3,426)	(2,490)
Income from equity method investments	(739)	(66)
Changes in operating assets and liabilities:
Accounts receivable	(243,658)	(105,416)
Accounts receivable-affiliate	(2,618)	916
Inventories	(187,027)	76,317
Broker margin deposits	(23,507)	1,707
Prepaid expenses, all other current assets and other assets	6,195	(12,249)
Accounts payable	176,615	10,430
Trustee taxes payable	(8,680)	7,883
Change in derivatives	89,646	(773)
Accrued expenses, all other current liabilities and other long-term liabilities	(23,320)	(88,259)
Net cash used in operating activities	(104,700)	(51,590)
Cash flows from investing activities
Equity method investments	(4,518)	(16,677)
Capital expenditures	(31,857)	(17,884)
Seller note issuances, net	(5)	(191)
Dividends received of equity method investments	3,093	2,659
Proceeds from sale of property and equipment, net	5,174	3,602
Net cash used in investing activities	(28,113)	(28,491)
Cash flows from financing activities
Net borrowings from working capital revolving credit facility	182,200	125,200
Repurchase of common units	—	(532)
LTIP units withheld for tax obligations	(7,521)	(10,810)
Distribution equivalent rights	(3,262)	(3,422)
Distributions to limited partners and general partner	(32,474)	(31,085)
Net cash provided by financing activities	138,943	79,351
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	6,130	(730)
Cash and cash equivalents at beginning of period	12,243	8,208
Cash and cash equivalents at end of period	$18,373	$7,478
Supplemental information
Cash paid during the period for interest	$36,378	$54,407

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series B
	Preferred	Common	General	Total
	Limited	Limited	Partner	Partners’
Three months ended March 31, 2026	Partners	Partners	Interest	Equity
Balance at December 31, 2025	$72,305	$599,662	$3,576	$675,543
Net income	1,781	62,962	5,393	70,136
Distributions to limited partners and general partner	(1,781)	(25,836)	(4,972)	(32,589)
Unit-based compensation	—	7,373	—	7,373
LTIP units withheld for tax obligations	—	(7,521)	—	(7,521)
Distribution equivalent rights	—	(1,279)	—	(1,279)
Dividends on repurchased units	—	115	—	115
Balance at March 31, 2026	$72,305	$635,476	$3,997	$711,778

	Series B
	Preferred	Common	General	Total
	Limited	Limited	Partner	Partners’
Three months ended March 31, 2025	Partners	Partners	Interest	Equity
Balance at December 31, 2024	$72,305	$641,218	$3,090	$716,613
Net income	1,781	12,491	4,412	18,684
Distributions to limited partners and general partner	(1,781)	(25,157)	(4,326)	(31,264)
Unit-based compensation	—	3,455	—	3,455
Repurchase of common units	—	(532)	—	(532)
LTIP units withheld for tax obligations	—	(10,810)	—	(10,810)
Distribution equivalent rights	—	(829)	—	(829)
Dividends on repurchased units	—	179	—	179
Balance at March 31, 2025	$72,305	$620,015	$3,176	$695,496

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. The Partnership is one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of March 31, 2026, the Partnership had a portfolio of 1,513 owned, leased and/or supplied gasoline stations, including 290 directly operated convenience stores, primarily in the Northeast, as well as 68 gasoline stations located in Texas that are operated or supplied by the Partnership’s joint venture, Spring Partners Retail LLC (“SPR”). The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

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

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of March 31, 2026, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 4,264,831 common units, and the General Partner held 24,153 common units on behalf of the Partnership pursuant to its repurchase program for future Long-Term Incentive Plan (“LTIP”) obligations, representing in the aggregate a 12.6% limited partner interest.

2026 Event

Credit Agreement Accordion Exercise—On March 13, 2026, the Partnership and the lenders under the Partnership’s credit agreement agreed to, pursuant to the terms of the credit agreement, (i) exercise the accordion feature included in the credit agreement, and (ii) increase the aggregate working capital interim commitments as provided in the credit agreement to $300.0 million for a period not to exceed 364 days, after which the aggregate working capital interim commitments will automatically be reduced to $0. The exercise of the accordion feature increased the Partnership’s total commitment under the credit agreement from $1.5 billion to $1.8 billion. See Note 6 for additional information on the credit agreement.

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership had no other comprehensive income (loss) for the periods presented, resulting in comprehensive income (loss) equaling net income (loss) in the accompanying consolidated statements of operations. Accordingly, the consolidated statements of other comprehensive income (loss) are not presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods. The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2026. The consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 are the same used in preparing the accompanying consolidated financial statements, including the following:

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

Supplemental Information Related to Lessee Lease Arrangements

The following table presents supplemental information related to leases for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$25,196	$19,906
Right-of-use assets obtained in exchange for new lease liabilities	$6,660	$11,290

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended
	March 31,
	2026	2025
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	55%	60%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	43%	38%
Convenience store and prepared food sales, rental income and sundries	2%	2%
Total	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended
	March 31,
	2026	2025
Wholesale segment	42%	32%
Gasoline Distribution and Station Operations segment	55%	65%
Commercial segment	3%	3%
Total	100%	100%

See Note 13, “Segment Reporting,” for additional information on the Partnership’s operating segments and a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three months ended March 31, 2026 and 2025.

Note 2.     Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended March 31, 2026
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$1,054,787	$982,763	$249,030	$2,286,580
Station operations	—	100,819	—	100,819
Total revenue from contracts with customers	1,054,787	1,083,582	249,030	2,387,399
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	2,793,920	—	118,325	2,912,245
Revenue from leases	894	21,262	—	22,156
Total other sales	2,794,814	21,262	118,325	2,934,401
Total sales	$3,849,601	$1,104,844	$367,355	$5,321,800

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

Contract Balances

A receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets, is recognized in the period the Partnership provides services when its right to consideration is unconditional. In contrast, a contract asset will be recognized when the Partnership has fulfilled a contract obligation but must perform other obligations before being entitled to payment. The Partnership had no significant contract assets at both March 31, 2026 and December 31, 2025.

The nature of the receivables related to revenue from contracts with customers and other revenue, as well as contract assets, are the same, given they are related to the same customers and have the same risk profile and securitization. Payment terms on invoiced amounts are typically 2 to 30 days.

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both March 31, 2026 and December 31, 2025.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Distillates: home heating oil, diesel and kerosene	$181,306	$201,496
Gasoline	341,902	181,135
Gasoline blendstocks	98,620	58,117
Residual oil	80,373	77,449
Renewable identification numbers (RINs)	5,419	1,614
Convenience store inventory	28,524	29,307
Total	$736,144	$549,118

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $20.5 million and $0.8 million at March 31, 2026 and December 31, 2025, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $9.0 million and $17.1 million at March 31, 2026 and December 31, 2025, respectively. Exchange transactions are valued using current carrying costs.

Note 4.    Goodwill

Goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment, was $421.9 million at both March 31, 2026 and December 31, 2025. There were no changes to goodwill during the three months ended March 31, 2026.

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Buildings and improvements	$2,047,415	$2,019,890
Land	684,277	679,263
Fixtures and equipment	64,441	63,747
Idle plant assets	30,500	30,500
Construction in process	66,996	71,340
Capitalized internal use software	37,608	37,608
Total property and equipment	2,931,237	2,902,348
Less accumulated depreciation	1,278,016	1,244,904
Total	$1,653,221	$1,657,444

Property and equipment includes retail gasoline station assets held for sale of $0.7 million and $5.3 million at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, the Partnership had a $37.2 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both March 31, 2026 and December 31, 2025.

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

Note 6.    Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.8 billion senior secured credit facility (the “Credit Agreement”). As discussed below, effective March 13, 2026, the total commitment under the Credit Agreement was increased from $1.5 billion to $1.8 billion. The Credit Agreement matures on March 20, 2028.

On March 13, 2026, the Partnership and the lenders under the Credit Agreement agreed to, pursuant to the terms of the Credit Agreement, (i) exercise the accordion feature included in the Credit Agreement, and (ii) increase the aggregate working capital interim commitments as provided in the Credit Agreement to $300.0 million for a period not to exceed 364 days, after which the aggregate working capital interim commitments will automatically be reduced to $0.

As of March 31, 2026, there were two facilities under the Credit Agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $1.3 billion; and

●	a $500.0 million revolving credit facility to be used for general corporate purposes.

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

The average interest rates for the Credit Agreement were 6.0% and 6.6% for the three months ended March 31, 2026 and 2025, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at March 31, 2026, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $100.0 million over the next twelve months.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	March 31,	December 31,
	2026	2025
Total available commitments	$1,800,000	$1,500,000

Working capital revolving credit facility-current portion	308,300	126,100
Working capital revolving credit facility-less current portion	100,000	100,000
Revolving credit facility	103,500	103,500
Total borrowings outstanding	511,800	329,600

Less outstanding letters of credit	159,200	138,900

Total remaining availability for borrowings and letters of credit (1)	$1,129,000	$1,031,500
(1)	Subject to borrowing base limitations.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at March 31, 2026.

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Credit Agreement.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Borrowings from working capital revolving credit facility	$932,600	$767,900
Payments on working capital revolving credit facility	(750,400)	(642,700)
Net borrowings from working capital revolving credit facility	$182,200	$125,200
Borrowings from revolving credit facility	$100,000	$—
Payments on revolving credit facility	(100,000)	—
Net borrowings from (payments on) revolving credit facility	$—	$—

Senior Notes

The Partnership had 6.875% senior notes due 2029, 8.250% senior notes due 2032 and 7.125% senior notes due 2033 outstanding at March 31, 2026 and December 31, 2025. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on these senior notes.

Financing Obligations

The Partnership had financing obligations outstanding at March 31, 2026 and December 31, 2025 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on these financial obligations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2026, the Partnership capitalized additional financing fees of $0.8 million in connection with the accordion exercise in March 2026. These expenses are included in interest expense in the accompanying consolidated statement of operations for the three months ended March 31, 2026. The Partnership had unamortized deferred financing fees of $26.5 million and $27.7 million at March 31, 2026 and December 31, 2025, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $9.7 million and $10.0 million at March 31, 2026 and December 31, 2025, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $16.5 million and $17.3 million at March 31, 2026 and December 31, 2025, respectively. Unamortized fees related to the Partnership’s sale-leaseback transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.3 million and $0.4 million at March 31, 2026 and December 31, 2025, respectively.

Amortization expense of $1.9 million for each of the three months ended March 31, 2026 and 2025 is included in interest expense in the accompanying consolidated statements of operations.

Note 7.    Derivative Financial Instruments

The Partnership principally uses derivative instruments, which may include regulated exchange-traded futures and options contracts (collectively, “exchange-traded derivatives”), physical and financial forwards and over-the-counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce its exposure to unfavorable changes in commodity market prices. The Partnership uses these exchange-traded and OTC derivatives to hedge commodity price risk associated with its inventory and undelivered forward commodity purchases and sales (“physical forward contracts”). The Partnership accounts for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” (“ASC 815”) and recognizes derivatives instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented in earnings, unless specific hedge accounting criteria are met.

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at March 31, 2026:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	101,301	Thousands of barrels
Short	(104,106)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	9,513	Thousands of barrels
Short	(8,892)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2026	2025
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(30,396)	$2,622
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$31,674	$(6,809)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended
Derivatives not designated as	Recognized in	March 31,
hedging instruments	Income on Derivatives	2026	2025
Commodity contracts	Cost of sales	$(251,069)	$(11,467)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at March 31, 2026 and December 31, 2025 (in thousands):

		March 31, 2026
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$253,901	$253,901
Forward derivative contracts (1)	Derivative assets	—	41,532	41,532
Total asset derivatives		$—	$295,433	$295,433

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(11,818)	$(315,070)	$(326,888)
Forward derivative contracts (1)	Derivative liabilities	—	(118,651)	(118,651)
Total liability derivatives		$(11,818)	$(433,721)	$(445,539)

		December 31, 2025
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$2,408	$49,750	$52,158
Forward derivative contracts (1)	Derivative assets	—	17,067	17,067
Total asset derivatives		$2,408	$66,817	$69,225

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(48,932)	$(48,932)
Forward derivative contracts (1)	Derivative liabilities	—	(4,540)	(4,540)
Total liability derivatives		$—	$(53,472)	$(53,472)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Please read Note 2 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on derivative financial instruments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value at March 31, 2026
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$41,532	$—	$41,532
Exchange-traded/cleared derivative instruments (2)	(72,987)	—	114,298	41,311
Total assets	$(72,987)	$41,532	$114,298	$82,843

Liabilities:
Forward derivative contracts (1)	$—	$(118,651)	$—	$(118,651)

	Fair Value at December 31, 2025
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$17,067	$—	$17,067
Exchange-traded/cleared derivative instruments (2)	3,226	—	14,578	17,804
Total assets	$3,226	$17,067	$14,578	$34,871

Liabilities:
Forward derivative contracts (1)	$—	$(4,540)	$—	$(4,540)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	March 31, 2026		December 31, 2025
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.875% senior notes due 2029	$350,000	$348,688	$350,000	$353,500
8.250% senior notes due 2032	$450,000	$462,375	$450,000	$471,375
7.125% senior notes due 2033	$450,000	$448,875	$450,000	$455,625

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

Note 9.    Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2026 (in thousands):

	Balance at		Balance at
	December 31,	Payments	March 31,
Environmental Liability Related to:	2025	2026	2026
Retail gasoline stations	$56,356	$(661)	$55,695
Terminals	39,609	(425)	39,184
Total environmental liabilities	$95,965	$(1,086)	$94,879
Current portion	$7,193		$7,443
Long-term portion	88,772		87,436
Total environmental liabilities	$95,965		$94,879

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

The Partnership recognized income of $0.1 million for each of the three months ended March 31, 2026 and 2025, which is included in income from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $12.1 million and $12.0 million at March 31, 2026 and December 31, 2025, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

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

The Partnership recognized $0 for each of the three months ended March 31, 2026 and 2025. The Partnership’s investment balance in the joint venture was $25.4 million and $24.0 million at March 31, 2026 and December 31, 2025, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

On December 5, 2023, Landco completed the purchase of the Project Site. In addition, the Partnership provided certain financial guarantees of Everett’s performance pursuant to a Terminal Demolition and Remediation Responsibilities Agreement (“TDRRA”) between Landco and ExxonMobil (the “Remediation Guaranty”). The

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Remediation Guaranty was executed at the closing of the Project Site purchase, concurrently with Landco’s execution of the TDRRA. The Remediation Guaranty was provided to ExxonMobil to provide security for Landco’s obligations to perform and complete the demolition and remediation responsibilities set forth in the TDRRA. The maximum amount of financial assurances liability of the Partnership under the Remediation Guaranty is $75.0 million (the “Guaranty Threshold”). The Guaranty Threshold will be reduced on a dollar-for-dollar basis as Landco undertakes demolition and remediation activities under the TDRRA. Through March 31, 2026, Everett expended $60.4 million on such demolition and remediation activities, which reduced the Guaranty Threshold to $14.6 million.

The Partnership received financial assurances from the Everett Investor and certain of its affiliates that allow the Partnership to recover 70% of any amounts paid under the Remediation Guaranty, up to $52.5 million. The Partnership’s loss exposure for the Everett investment is limited to the Partnership’s investment in the joint venture and any amounts due under the Remediation Guaranty. The Partnership recognized its performance obligation under the Remediation Guaranty at fair value, which was immaterial at both March 31, 2026 and December 31, 2025.

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

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. The portfolio included 68 sites as of March 31, 2026.

The Partnership recognized income of $0.6 million and an immaterial loss for the three months ended March 31, 2026 and 2025, respectively, which is included in income from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $78.4 million and $77.8 million at March 31, 2026 and December 31, 2025, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

Note 11.    Related Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

terminate some or all of the services upon ninety (90) days’ advance written notice. As of March 31, 2026, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—Affiliates of the Slifka family own 100% of the ownership interests in the General Partner. The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $98.4 million and $77.6 million for the three months ended March 31, 2026 and 2025, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan.

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 10). Pursuant to this agreement, certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. The Partnership received $0.8 million and $0.7 million from SPR associated with the operations and management agreement for the three months ended March 31, 2026 and 2025, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees, which amounted to $3.3 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively.

Accounts receivable–affiliates consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Receivables from the General Partner (1)	$4,837	$2,545
Receivables from Spring Partners Retail LLC (2)	408	82
Total	$5,245	$2,627
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	Receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement.

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

(Unaudited)

Note 12.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At March 31, 2026, there were 33,995,563 common units issued, including 4,264,831 common units held by affiliates of the General Partner, including directors and executive officers, and 24,153 common units held by the General Partner on behalf of the Partnership pursuant to its repurchase program for future LTIP obligations, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There were no changes to common units or the general partner interest during the three months ended March 31, 2026.

Series B Preferred Units

At March 31, 2026, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partners interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit outstanding. There were no changes to the Series B Preferred Units during the three months ended March 31, 2026.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership paid the following cash distribution to common unitholders during 2026 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/13/2026 (1)	12/31/25	$0.7600	$25,836	$207	$4,765	$30,808
(1)	This distribution resulted in the Partnership exceeding its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on April 30, 2026, the board of directors of the General Partner declared a quarterly cash distribution of $0.7650 per unit ($3.06 per unit on an annualized basis) on all of its outstanding common units for the period from January 1, 2026 through March 31, 2026. On May 15, 2026, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 11, 2026.

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

The Partnership paid the following cash distribution on the Series B Preferred Units during 2026 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/17/2026	11/15/25 - 2/14/26	$0.59375	$1,781

On April 13, 2026, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from February 15, 2026 through May 14, 2026. This distribution will be payable on May 15, 2026 to holders of record as of the opening of business on May 1, 2026.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,904,316	$1,721,420
Distillates and other oils (1)	1,945,285	1,469,016
Total	$3,849,601	$3,190,436
Product margin
Gasoline and gasoline blendstocks	$101,167	$57,169
Distillates and other oils (1)	52,925	36,471
Total	$154,092	$93,640
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$982,763	$1,005,355
Station operations (2)	122,081	121,354
Total	$1,104,844	$1,126,709
Product margin
Gasoline	$136,724	$125,751
Station operations (2)	62,568	62,112
Total	$199,292	$187,863
Commercial Segment:
Sales	$367,355	$275,052
Product margin	$11,694	$7,145
Combined sales and Product margin:
Sales	$5,321,800	$4,592,197
Product margin (3)	$365,078	$288,648
Depreciation allocated to cost of sales	(32,911)	(33,407)
Combined gross profit	$332,167	$255,241
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(3)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 98 million gallons and 107 million gallons of the GDSO segment’s sales for the three months ended March 31, 2026 and 2025, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide the Partnership’s significant segment operating expenses for each reportable segment, as well as a reconciliation of the totals reported for the reportable segments to the applicable line items in the accompanying consolidated financial statements for the periods presented (in thousands):

	Three Months Ended March 31, 2026
	Wholesale	GDSO	Commercial	Consolidated
Sales	$3,849,601	$1,104,844	$367,355	$5,321,800
Cost of products	3,695,509	905,552	355,661	4,956,722
Product margin	154,092	199,292	11,694	365,078
Operating expenses allocated to operating segments:
Wages and benefits (1)	12,039	28,904	—	40,943
Occupancy costs (2)	6,334	26,341	—	32,675
Transactional operating costs (3)	—	21,091	—	21,091
Maintenance (4)	11,974	12,423	—	24,397
Other segment operating expenses	4,414	5,714	—	10,128
Total operating expenses allocated to operating segments	$34,761	$94,473	$—	129,234
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				32,911
Selling, general and administrative expenses				99,350
Amortization expense				1,270
Net gain on sale and disposition of assets				(3,426)
Total operating expenses not allocated to operating expenses				130,105
Operating income				105,739
Income from equity method investments				739
Interest expense				(35,503)
Income tax expense				(839)
Net income				$70,136
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
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three months ended March 31, 2026 and 2025.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale segment, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2026 and December 31, 2025 (in thousands):

	Wholesale	GDSO	Commercial	Unallocated (1)	Total
March 31, 2026	$1,517,218	$1,841,458	$—	$953,813	$4,312,489
December 31, 2025	$1,329,899	$1,825,524	$—	$695,294	$3,850,717
(1)	Includes the Partnership’s equity method investments (see Note 10).

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

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2026 and December 31, 2025 excludes 24,153 and 230,273 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$70,136	$64,743	$5,393	$—	$18,684	$14,272	$4,412	$—
Declared distribution	$31,139	$26,007	$209	$4,923	$29,815	$25,327	$201	$4,287
Assumed allocation of undistributed net income (loss)	38,997	38,736	261	—	(11,131)	(11,055)	(76)	—
Assumed allocation of net income	$70,136	$64,743	$470	$4,923	$18,684	$14,272	$125	$4,287
Less: Preferred limited partner interest in net income		1,781				1,781
Net income attributable to common limited partners		$62,962				$12,491
Denominator:
Basic weighted average common units outstanding		33,888				33,887
Dilutive effect of phantom units		160				412
Diluted weighted average common units outstanding		34,048				34,299
Basic net income per common limited partner unit		$1.86				$0.37
Diluted net income per common limited partner unit		$1.85				$0.36

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

Note 17.    Subsequent Events

Distribution to Common Unitholders—On April 30, 2026, the board of directors of the General Partner declared a quarterly cash distribution of $0.7650 per unit ($3.06 per unit on an annualized basis) for the period from January 1, 2026 through March 31, 2026. On May 15, 2026, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on May 11, 2026.

Distribution to Series B Preferred Unitholders—On April 13, 2026, the board of directors of the General Partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units, covering the period from February 15, 2026 through May 14, 2026. This distribution will be payable on May 15, 2026 to holders of record as of the opening of business on May 1, 2026.

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

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions although not all forward-looking statements contain such identifying words. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to enable us to pay distributions on our Series B preferred units or maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

●	A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•	Tariffs and other controls on imports and exports could significantly impact our operations and costs, adversely affecting our business.

●	The impact on the global economy and commodity prices resulting from geopolitical events, including, but not limited to, the conflict in Ukraine, hostilities in the Middle East, the situation in Venezuela and the Iran conflict, may have a negative impact on our financial condition and results of operations.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of March 31, 2026, we had a portfolio of 1,513 owned, leased and/or supplied gasoline stations, including 290 directly operated convenience stores, primarily in the Northeast, as well as 68 gasoline stations located in Texas that are operated or supplied by our joint venture, Spring Partners Retail LLC (“SPR”). We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold $5.2 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three months ended March 31, 2026. In addition, we had other revenues of $0.1 billion for the three months ended March 31, 2026 from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2026 Event

Credit Agreement Accordion Exercise—On March 13, 2026, we and the lenders under our credit agreement agreed to, pursuant to the terms of the credit agreement, (i) exercise the accordion feature included in the credit agreement, and (ii) increase the aggregate working capital interim commitments as provided in the credit agreement to $300.0 million for a period not to exceed 364 days, after which the aggregate working capital interim commitments will automatically be reduced to $0. The exercise of the accordion feature increased our total commitment under the credit agreement from $1.5 billion to $1.8 billion. See “—Liquidity and Capital Resources—Credit Agreement.”

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

As of March 31, 2026, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	290
Commissioned agents	330
Lessee dealers	161
Contract dealers	732
Total (1)	1,513
(1)	Excludes 68 sites operated or supplied by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

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

●	Governmental action and campaigns to discourage smoking and use of other products may have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, and the FDA, states and some municipalities have enacted and are pursuing enaction of numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and municipal campaigns to discourage smoking, tax increases, and imposition of regulations restricting the sale of flavored tobacco products, e-cigarettes and vapor products, have and could result in reduced consumption levels, higher costs which we may not be able to pass on to our customers, and reduced overall customer traffic. Also, increasing regulations related to and restricting the sale of flavored tobacco products, e-cigarettes and vapor products may offset some of the gains we have experienced from selling these types of products. These factors could materially affect the sale of this product mix which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

●	Environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and municipal laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The historical trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. These rules are subject to legal challenge, withdrawal, or repeal, and enforcement of such rules is subject to change. Our businesses may be adversely affected by increased costs and liabilities resulting from such environmental laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income	$70,136	$18,684
EBITDA (1)	$142,067	$91,858
Adjusted EBITDA (1)	$140,350	$91,260
Distributable cash flow (2)(3)	$96,401	$45,689
Adjusted distributable cash flow (2)(3)	$96,815	$46,541
Wholesale Segment:
Volume (gallons)	1,632,186	1,438,619
Sales
Gasoline and gasoline blendstocks	$1,904,316	$1,721,420
Distillates and other oils (4)	1,945,285	1,469,016
Total	$3,849,601	$3,190,436
Product margin
Gasoline and gasoline blendstocks	$101,167	$57,169
Distillates and other oils (4)	52,925	36,471
Total	$154,092	$93,640
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	331,919	357,586
Sales
Gasoline	$982,763	$1,005,355
Station operations (5)	122,081	121,354
Total	$1,104,844	$1,126,709
Product margin
Gasoline	$136,724	$125,751
Station operations (5)	62,568	62,112
Total	$199,292	$187,863
Commercial Segment:
Volume (gallons)	166,805	124,807
Sales	$367,355	$275,052
Product margin	$11,694	$7,145
Combined sales and product margin:
Sales	$5,321,800	$4,592,197
Product margin (6)	$365,078	$288,648
Depreciation allocated to cost of sales	(32,911)	(33,407)
Combined gross profit	$332,167	$255,241

GDSO portfolio as of March 31, 2026 and 2025:	2026	2025
Company operated	290	296
Commissioned agents	330	318
Lessee dealers	161	172
Contract dealers	732	775
Total GDSO portfolio (7)	1,513	1,561

	Three Months Ended
	March 31,
	2026	2025
Weather conditions:
Normal heating degree days	2,844	2,870
Actual heating degree days	2,877	2,762
Variance from normal heating degree days	1%	(4)%
Variance from prior period actual heating degree days	4%	9%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(3)	Distributable cash flow and adjusted distributable cash flow include a net gain on sale and disposition of assets of $3.4 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively. Distributable cash flow also includes income (loss) of $0.6 million and ($0.1 million) for the three months ended March 31, 2026 and 2025, respectively, related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(4)	Distillates and other oils (primarily residual oil and crude oil).
(5)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(6)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(7)	Excludes 68 sites and 66 sites at March 31, 2026 and 2025, respectively, operated or supplied by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$70,136	$18,684
Depreciation and amortization	35,589	35,905
Interest expense	35,503	36,039
Income tax expense	839	1,230
EBITDA	142,067	91,858
Net gain on sale and disposition of assets	(3,426)	(2,490)
(Income) loss from equity method investment (1)	(628)	55
EBITDA related to equity method investment (1)	2,337	1,837
Adjusted EBITDA	$140,350	$91,260

Reconciliation of net cash used in operating activities to EBITDA and adjusted EBITDA:
Net cash used in operating activities	$(104,700)	$(51,590)
Net changes in operating assets and liabilities and certain non-cash items	210,425	106,179
Interest expense	35,503	36,039
Income tax expense	839	1,230
EBITDA	142,067	91,858
Net gain on sale and disposition of assets	(3,426)	(2,490)
(Income) loss from equity method investment (1)	(628)	55
EBITDA related to equity method investment (1)	2,337	1,837
Adjusted EBITDA	$140,350	$91,260
(1)	Represents our proportionate share of income or loss, as applicable, and EBITDA related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Reconciliation of net income to distributable cash flow and adjusted distributable cash flow:
Net income	$70,136	$18,684
Depreciation and amortization	35,589	35,905
Amortization of deferred financing fees	1,870	1,873
Amortization of routine bank refinancing fees	(1,235)	(1,193)
Maintenance capital expenditures	(9,959)	(9,580)
Distributable cash flow (1)(2)	96,401	45,689
(Income) loss from equity method investment (3)	(628)	55
Distributable cash flow from equity method investment (3)	1,042	797
Adjusted distributable cash flow (1)(2)	96,815	46,541
Distributions to preferred unitholders (4)	(1,781)	(1,781)
Adjusted distributable cash flow after distributions to preferred unitholders	$95,034	$44,760

Reconciliation of net cash used in operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash used in operating activities	$(104,700)	$(51,590)
Net changes in operating assets and liabilities and certain non-cash items	210,425	106,179
Amortization of deferred financing fees	1,870	1,873
Amortization of routine bank refinancing fees	(1,235)	(1,193)
Maintenance capital expenditures	(9,959)	(9,580)
Distributable cash flow (1)(2)	96,401	45,689
(Income) loss from equity method investment (3)	(628)	55
Distributable cash flow from equity method investment (3)	1,042	797
Adjusted distributable cash flow (1)(2)	96,815	46,541
Distributions to preferred unitholders (4)	(1,781)	(1,781)
Adjusted distributable cash flow after distributions to preferred unitholders	$95,034	$44,760
(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow and adjusted distributable cash flow include a net gain on sale and disposition of assets of $3.4 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively. Distributable cash flow also includes income (loss) of $0.6 million and ($0.1 million) for the three months ended March 31, 2026 and 2025, respectively, related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(3)	Represents our proportionate share of income or loss, as applicable, and distributable cash flow related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(4)	Distributions to preferred unitholders represent the distributions payable to the Series B preferred unitholders earned during the period. These distributions are cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Results of Operations

Consolidated Sales

Our total sales were $5.3 billion and $4.6 billion for the three months ended March 31, 2026 and 2025, respectively, increasing $729.6 million, or 16%, primarily due to increases in prices and in volume sold. Our aggregate volume of product sold was 2.1 billion gallons and 1.9 billion gallons for the three months ended March 31, 2026 and 2025, respectively, increasing 210 million gallons from the prior-year period (consisting of increases of 194 million gallons and 42 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 26 million gallons in our GDSO segment).

Gross Profit

Our gross profit was $332.2 million and $255.2 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $77.0 million, or 30%. In our Wholesale segment, our product margins increased primarily due to more favorable market conditions, largely in gasoline and residual oil. In our GDSO segment, our gasoline distribution product margin increased primarily due to higher fuel margins (cents per gallon), and our station operations product margin increased due in part to an increase in sundries. Our Commercial segment product margin increased primarily due to more favorable market conditions.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $1.9 billion and $1.7 billion for the three months ended March 31, 2026 and 2025, respectively, increasing $182.9 million, or 11%, primarily due to increases in prices and in volume sold. Our gasoline and gasoline blendstocks product margin was $101.2 million and $57.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $44.1 million, or 77%, primarily due to more favorable market conditions, largely in gasoline.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil) were $1.9 billion and $1.5 billion for the three months ended March 31, 2026 and 2025, respectively, increasing $476.3 million, or 32%, primarily due to increases in prices and in volume sold. Our product margin from distillates and other oils was $52.9 million and $36.5 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $16.4 million, or 45%, primarily due to more favorable market conditions, largely in residual oil.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.0 billion for each of the three months ended March 31, 2026 and 2025, decreasing $22.6 million, or 2%, primarily due to a decrease in volume sold, partially offset by an increase in prices. Our product margin from gasoline distribution was $136.7 million and $125.8 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $10.9 million, or 9%, primarily due to higher fuel margins (cents per gallon) compared to the same period in 2025.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $122.1 million and $121.4 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $0.7 million, or 1%. Our product margin from station operations was $62.6 million and $62.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $0.5 million, or 1%. The increases in sales and product margin are due in part to an increase in sundries.

Results for Commercial Segment

Our commercial sales were $367.4 million and $275.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $92.3 million or 34%, primarily due to increases in prices and in volume sold. Our commercial product margin was $11.7 million and $7.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $4.6 million, or 64%, primarily due to more favorable market conditions.

Selling, General and Administrative Expenses

SG&A expenses were $99.3 million and $73.7 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $25.6 million, or 35%, including increases of $21.1 million in accrued discretionary incentive compensation, $2.8 million in wages and benefits, $0.9 million in dues and subscriptions and $0.8 million in various other SG&A expenses.

Operating Expenses

Operating expenses were $129.2 million and $126.7 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $2.5 million, or 2%, including increases of $1.4 million in operating expenses related to our GDSO operations and $1.1 million in operating expenses associated with our terminals operations.

Amortization Expense

Amortization expense related to intangible assets was $1.3 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively.

Net Gain on Sale and Disposition of Assets

Net gain on sale and disposition of assets was $3.4 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively, primarily due to the sale of GDSO sites.

Income from Equity Method Investments

Income from equity method investments was $0.7 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, representing our proportional share of income from our equity method investments in our joint ventures. See Note 10 of Notes to Consolidated Financial Statements for information on our equity method investments.

Interest Expense

Interest expense was $35.5 million and $36.0 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $0.5 million, or 1%, in part due to lower average balances on our credit facilities.

Income Tax Expense

Income tax expense was $0.8 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, which predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $184.5 million and $151.3 million at March 31, 2026 and December 31, 2025, respectively, an increase of $33.2 million. Changes in current assets and current liabilities increasing our working capital include, in part, increases of $242.8 million and $187.0 million in accounts receivable and inventories, respectively, due in part to an increase in prices. The increase in working capital was offset by increases of $182.2 million in the current portion of our working capital revolving credit facility and $176.6 million and $114.1 million in accounts payable and derivative liabilities, respectively, also due in part to an increase in prices.

Cash Distributions

Common Units

During 2026, we paid the following cash distribution to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 13, 2026	$30.8 million	Fourth quarter 2025

In addition, on April 30, 2026, the board of directors of our general partner declared a quarterly cash distribution of $0.7650 per unit ($3.06 per unit on an annualized basis) on our common units for the period from January 1, 2026 through March 31, 2026 to our common unitholders of record as of the close of business on May 11, 2026. We expect to pay the total cash distribution of $31.1 million on May 15, 2026.

Preferred Units

During 2026, we paid the following cash distribution to holders of the Series B Preferred Units:

Cash Distribution	Series B Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Quarterly Period Covering
February 17, 2026	$1.8 million	9.50%	11/15/25 - 2/14/26

In addition, on April 13, 2026, the board of directors of our general partner declared a quarterly cash distribution of $0.59375 per unit ($2.375 per unit on an annualized basis) on the Series B Preferred Units for the period from February 15, 2026 through May 14, 2026 to our Series B preferred unitholders of record as of the opening of business on May 1, 2026. We expect to pay the total cash distribution of $1.8 million on May 15, 2026.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at March 31, 2026 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2026	Beyond 2026	Total
Credit facility obligations (1)	$254,236	$298,016	$552,252
Senior notes obligations (2)	46,625	1,738,782	1,785,407
Operating lease obligations (3)	75,747	399,879	475,626
Other long-term liabilities (4)	13,377	74,111	87,488
Financing obligations (5)	12,445	50,986	63,431
Total	$402,430	$2,561,774	$2,964,204
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2026 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of March 20, 2028 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our 6.875% senior notes due 2029, 8.25% senior notes due 2032 and 7.125% senior notes due 2033. No principal payments are required prior to maturity. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
(3)	Includes operating lease obligations related to leases for office space and equipment, land, gasoline stations, railcars and barges.

(4)	Includes amounts related to our brand fee agreement, amounts related to our access right agreements and our deferred compensation obligation and various service agreements.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had $10.0 million and $9.6 million in maintenance capital expenditures for the three months ended March 31, 2026 and 2025, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which $7.2 million and $7.9 million for the three months ended March 31, 2026 and 2025, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had $21.9 million and $8.3 million in expansion capital expenditures, excluding acquired property and equipment, for the three months ended March 31, 2026 and 2025, respectively, primarily related to investments in our gasoline station and terminal businesses.

We expect maintenance capital expenditures of approximately $60.0 million to $70.0 million and expansion capital expenditures, excluding acquisitions, of approximately $75.0 million to $85.0 million in 2026, relating primarily to investments in our gasoline station and terminal businesses. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(104,700)	$(51,590)
Net cash used in investing activities	$(28,113)	$(28,491)
Net cash provided by financing activities	$138,943	$79,351

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash used in operating activities was $104.7 million and $51.6 million for the three months ended March 31, 2026 and 2025, respectively, for a period-over-period decrease in cash flow from operating activities of $53.1 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Increase in accounts receivable	$(243,658)	$(105,416)
(Increase) decrease in inventories	$(187,027)	$76,317
Increase in accounts payable	$176,615	$10,430

For the three months ended March 31, 2026, the increases in accounts receivable and accounts payable are due in part to timing of sales and payments and to an increase in prices. The increase in inventories is also due in part to an increase in prices, partially offset from carrying lower levels of inventory during the period.

For the three months ended March 31, 2025, the increases in accounts receivable and accounts payable are due in part to timing of sales and payments. The decrease in inventories is due in part to carrying lower levels of inventory during the period.

Investing Activities

Net cash used in investing activities was $28.1 million for the three months ended March 31, 2026 and included $31.9 million in capital expenditures and $4.5 million in expenditures associated with our equity method investments (see Note 10 of Notes to Consolidated Financial Statements). Net cash used in investing activities for the three months ended March 31, 2026 was offset by $5.2 million in proceeds from the sale of property and equipment and $3.1 million in dividends received of equity method investments.

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

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the three months ended March 31, 2026 and 2025.

Financing Activities

Net cash provided by financing activities was $138.9 million for the three months ended March 31, 2026 and included $182.2 million in net borrowings from our working capital revolving credit facility. Net cash provided by financing activities was offset by $32.5 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $7.5 million in LTIP units withheld for tax obligations and $3.3 million paid pursuant to distribution equivalent rights previously granted under our LTIP.

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

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.8 billion senior secured credit facility. As discussed below, effective March 13, 2026, the total commitment under the credit agreement was increased from $1.5 billion to $1.8 billion. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement expires on March 20, 2028.

On March 13, 2026, we and the lenders under the credit agreement agreed to, pursuant to the terms of the credit agreement, (i) exercise the accordion feature included in the credit agreement, and (ii) increase the aggregate working capital interim commitments as provided in the credit agreement to $300.0 million for a period not to exceed 364 days, after which the aggregate working capital interim commitments will automatically be reduced to $0.

As of March 31, 2026, there were two facilities under the credit agreement:

●	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $1.3 billion; and

●	a $500.0 million revolving credit facility to be used for general corporate purposes.

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

The average interest rates for the credit agreement were 6.0% and 6.6% for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, we had $408.3 million outstanding on the working capital revolving credit facility and $103.5 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $159.2 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.13 billion and $1.03 billion at March 31, 2026 and December 31, 2025, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at March 31, 2026.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the credit agreement.

Senior Notes

We had 6.875% senior notes due 2029, 8.250% senior notes due 2032 and 7.125% senior notes due 2033 outstanding at March 31, 2026 and December 31, 2025. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on these senior notes.

Financing Obligations

We had financing obligations outstanding at March 31, 2026 and December 31, 2025 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in our policies that had a significant impact on our financial condition and results of operations for the periods covered in this report.

During the three months ended March 31, 2026, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, we had total borrowings outstanding under our credit agreement of $511.8 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $5.1 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At March 31, 2026, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31,	Effect of 10%	Effect of 10%
	2026	Price Increase	Price Decrease
Exchange traded derivative contracts	$(72,987)	$(41,188)	$41,188
Forward derivative contracts	(77,119)	(22,227)	22,227
Total	$(150,106)	$(63,415)	$63,415

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2026. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $41.3 million at March 31, 2026.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information required by this item is included in Note 15 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.Other Information

During the three months ended March 31, 2026, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1˄	—	Employment Agreement by and between Global GP LLC and Sean T. Geary (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2026).

10.2˄	—	Employment Agreement by and between Global GP LLC and Kristin K. Seabrook (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form10-K filed on February 27, 2026).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.

†    Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

˄     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 8, 2026		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2026		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)