Form 10-Q
period 2026-06-30
GLOBAL PARTNERS LP
filed 2026-08-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-32593

Global Partners LP

(Exact name of registrant as specified in its charter)

Delaware	74-3140887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Grove Street
Suite 3-400
Newton, Massachusetts 02466
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

The issuer had 33,995,563 common units outstanding as of August 5, 2026.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$23,913	$12,243
Accounts receivable, net	706,324	530,142
Accounts receivable-affiliates	3,539	2,627
Inventories	577,826	549,118
Brokerage margin deposits	18,337	17,804
Derivative assets	10,960	17,067
Prepaid expenses and other current assets	85,126	98,486
Total current assets	1,426,025	1,227,487
Property and equipment, net	1,651,936	1,657,444
Right of use assets, net	361,390	378,358
Intangible assets, net	10,811	13,350
Goodwill	421,913	421,913
Equity method investments	117,415	113,755
Other assets	32,061	38,410
Total assets	$4,021,551	$3,850,717
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$714,317	$573,202
Working capital revolving credit facility-current portion	74,600	126,100
Lease liability-current portion	72,065	73,775
Environmental liabilities-current portion	7,443	7,193
Trustee taxes payable	78,695	83,801
Accrued expenses and other current liabilities	204,693	207,580
Derivative liabilities	43,895	4,540
Total current liabilities	1,195,708	1,076,191
Working capital revolving credit facility-less current portion	100,000	100,000
Revolving credit facility	103,500	103,500
Senior notes	1,234,197	1,232,723
Lease liability-less current portion	297,846	311,429
Environmental liabilities-less current portion	85,966	88,772
Financing obligations	125,807	128,505
Deferred tax liabilities	67,657	64,534
Other long-term liabilities	62,303	69,520
Total liabilities	3,272,984	3,175,174
Partners’ equity
Series B preferred limited partners (3,000,000 units issued and outstanding at June 30, 2026 and December 31, 2025)	72,305	72,305
Common limited partners (33,995,563 units issued and 33,848,979 outstanding at June 30, 2026 and 33,995,563 units issued and 33,765,290 outstanding at December 31, 2025)	671,521	599,662
General partner interest (0.67% interest with 230,303 equivalent units outstanding at June 30, 2026 and December 31, 2025)	4,741	3,576
Total partners’ equity	748,567	675,543
Total liabilities and partners’ equity	$4,021,551	$3,850,717

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales	$6,792,088	$4,626,925	$12,113,888	$9,219,122
Cost of sales	6,463,147	4,354,563	11,452,780	8,691,519
Gross profit	328,941	272,362	661,108	527,603
Costs and operating expenses:
Selling, general and administrative expenses	83,031	74,775	182,381	148,492
Operating expenses	136,834	135,663	266,068	262,378
Amortization expense	1,269	1,376	2,539	2,788
Net loss (gain) on sale and disposition of assets	444	271	(2,982)	(2,219)
Long-lived asset impairment	—	211	—	211
Total costs and operating expenses	221,578	212,296	448,006	411,650
Operating income	107,363	60,066	213,102	115,953
Other income (expense):
Income from equity method investments	1,983	2,350	2,722	2,416
Interest expense	(33,084)	(34,523)	(68,587)	(70,562)
Loss on early extinguishment of debt	—	(2,795)	—	(2,795)
Income before income tax expense (benefit)	76,262	25,098	147,237	45,012
Income tax (expense) benefit	(5,277)	112	(6,116)	(1,118)
Net income	70,985	25,210	141,121	43,894
Less: General partner’s interest in net income, including incentive distribution rights	5,876	4,615	11,269	9,027
Less: Preferred limited partner interest in net income	1,781	1,781	3,562	3,562
Net income attributable to common limited partners	$63,328	$18,814	$126,290	$31,305
Basic net income per common limited partner unit	$1.87	$0.55	$3.72	$0.92
Diluted net income per common limited partner unit	$1.86	$0.55	$3.70	$0.92
Basic weighted average common limited partner units outstanding	33,928	33,918	33,909	33,902
Diluted weighted average common limited partner units outstanding	34,117	34,095	34,152	34,204

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income	$141,121	$43,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,232	72,029
Amortization of deferred financing fees	3,953	3,658
Bad debt expense	1,068	794
Unit-based compensation expense	13,133	6,779
Net gain on sale and disposition of assets	(2,982)	(2,219)
Long-lived asset impairment	—	211
Income from equity method investments	(2,722)	(2,416)
Dividends received on equity method investments	487	—
Loss on early extinguishment of debt	—	2,795
Changes in operating assets and liabilities:
Accounts receivable	(177,250)	(92,167)
Accounts receivable-affiliate	(912)	(882)
Inventories	(28,919)	98,148
Broker margin deposits	(533)	(3,744)
Prepaid expenses, all other current assets and other assets	12,555	(3,167)
Accounts payable	141,115	80,377
Trustee taxes payable	(5,106)	16,663
Change in derivatives	45,462	3,354
Accrued expenses, all other current liabilities and other long-term liabilities	(7,980)	(59,377)
Net cash provided by operating activities	204,722	164,730
Cash flows from investing activities
Equity method investments	(7,057)	(20,271)
Capital expenditures	(66,848)	(32,953)
Seller note issuances, net	3,233	142
Dividends received of equity method investments	5,631	4,676
Proceeds from sale of property and equipment, net	5,767	3,971
Net cash used in investing activities	(59,274)	(44,435)
Cash flows from financing activities
Net payments on working capital revolving credit facility	(51,500)	(31,000)
Net payments on revolving credit facility	—	(78,800)
Proceeds from senior notes, net	—	441,377
Repayment of senior notes	—	(360,316)
Repurchase of common units	(6,043)	(3,557)
LTIP units withheld for tax obligations	(7,596)	(13,439)
Distribution equivalent rights	(3,262)	(4,017)
Distributions to limited partners and general partner	(65,377)	(62,654)
Net cash used in financing activities	(133,778)	(112,406)
Cash and cash equivalents
Increase in cash and cash equivalents	11,670	7,889
Cash and cash equivalents at beginning of period	12,243	8,208
Cash and cash equivalents at end of period	$23,913	$16,097
Supplemental information
Cash paid during the period for interest	$58,672	$70,474

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series B
	Preferred	Common	General	Total
	Limited	Limited	Partner	Partners’
Three and six months ended June 30, 2026	Partners	Partners	Interest	Equity
Balance at December 31, 2025	$72,305	$599,662	$3,576	$675,543
Net income	1,781	62,962	5,393	70,136
Distributions to limited partners and general partner	(1,781)	(25,836)	(4,972)	(32,589)
Unit-based compensation	—	7,373	—	7,373
LTIP units withheld for tax obligations	—	(7,521)	—	(7,521)
Distribution equivalent rights	—	(1,279)	—	(1,279)
Dividends on repurchased units	—	115	—	115
Balance at March 31, 2026	$72,305	$635,476	$3,997	$711,778
Net income	1,781	63,328	5,876	70,985
Distributions to limited partners and general partner	(1,781)	(26,007)	(5,132)	(32,920)
Unit-based compensation	—	5,760	—	5,760
Repurchase of common units	—	(6,043)	—	(6,043)
LTIP units withheld for tax obligations	—	(75)	—	(75)
Distribution equivalent rights	—	(935)	—	(935)
Dividends on repurchased units	—	17	—	17
Balance at June 30, 2026	$72,305	$671,521	$4,741	$748,567

	Series B
	Preferred	Common	General	Total
	Limited	Limited	Partner	Partners’
Three and six months ended June 30, 2025	Partners	Partners	Interest	Equity
Balance at December 31, 2024	$72,305	$641,218	$3,090	$716,613
Net income	1,781	12,491	4,412	18,684
Distributions to limited partners and general partner	(1,781)	(25,157)	(4,326)	(31,264)
Unit-based compensation	—	3,455	—	3,455
Repurchase of common units	—	(532)	—	(532)
LTIP units withheld for tax obligations	—	(10,810)	—	(10,810)
Distribution equivalent rights	—	(829)	—	(829)
Dividends on repurchased units	—	179	—	179
Balance at March 31, 2025	$72,305	$620,015	$3,176	$695,496
Net income	1,781	18,814	4,615	25,210
Distributions to limited partners and general partner	(1,781)	(25,327)	(4,488)	(31,596)
Unit-based compensation	—	3,324	—	3,324
Repurchase of common units	—	(3,025)	—	(3,025)
LTIP units withheld for tax obligations	—	(2,629)	—	(2,629)
Distribution equivalent rights	—	(502)	—	(502)
Dividends on repurchased units	—	27	—	27
Balance at June 30, 2025	$72,305	$610,697	$3,303	$686,305

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. The Partnership is one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of June 30, 2026, the Partnership had a portfolio of 1,505 owned, leased and/or supplied gasoline stations, including 286 directly operated convenience stores, primarily in the Northeast, as well as 69 gasoline stations located in Texas that are operated or supplied by the Partnership’s joint venture, Spring Partners Retail LLC (“SPR”). The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

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

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of June 30, 2026, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 4,266,584 common units, and the General Partner held 146,584 common units on behalf of the Partnership pursuant to its repurchase program for future Long-Term Incentive Plan (“LTIP”) obligations, representing in the aggregate a 13.0% limited partner interest.

2026 Events

Redemption of Series B Preferred Units—On July 30, 2026, the Partnership redeemed all of its outstanding Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units (the “Series B Preferred Units”) at a redemption price of $25.00 per unit, plus a $0.49479167 per unit cash distribution for the period from May 15, 2026 through July 29, 2026. Effective July 30, 2026, the Series B Preferred Units are no longer outstanding. See Note 12 for additional information.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2026. The consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Supplemental Information Related to Lessee Lease Arrangements

The following table presents supplemental information related to leases for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$50,547	$40,594
Right-of-use assets obtained in exchange for new lease liabilities	$26,650	$37,413

Concentration of Risk

Due to the nature of the Partnership’s businesses and its reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline during the late spring and summer months than during the fall and winter months. Travel and recreational activities are typically higher in these months in the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	70%	70%	63%	65%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	28%	27%	35%	32%
Convenience store and prepared food sales, rental income and sundries	2%	3%	2%	3%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Wholesale segment	29%	30%	36%	31%
Gasoline Distribution and Station Operations segment	68%	68%	61%	67%
Commercial segment	3%	2%	3%	2%
Total	100%	100%	100%	100%

See Note 13, “Segment Reporting,” for additional information on the Partnership’s operating segments and a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and six months ended June 30, 2026 and 2025.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.     Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended June 30, 2026
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$1,153,382	$1,410,442	$244,902	$2,808,726
Station operations	—	120,928	—	120,928
Total revenue from contracts with customers	1,153,382	1,531,370	244,902	2,929,654
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	3,715,054	—	125,278	3,840,332
Revenue from leases	846	21,256	—	22,102
Total other sales	3,715,900	21,256	125,278	3,862,434
Total sales	$4,869,282	$1,552,626	$370,180	$6,792,088

	Three Months Ended June 30, 2025
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$676,614	$1,077,203	$210,796	$1,964,613
Station operations	—	120,228	—	120,228
Total revenue from contracts with customers	676,614	1,197,431	210,796	2,084,841
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	2,454,816	—	65,055	2,519,871
Revenue from leases	1,070	21,143	—	22,213
Total other sales	2,455,886	21,143	65,055	2,542,084
Total sales	$3,132,500	$1,218,574	$275,851	$4,626,925

	Six Months Ended June 30, 2026
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$2,208,169	$2,393,205	$493,931	$5,095,305
Station operations	—	221,746	—	221,746
Total revenue from contracts with customers	2,208,169	2,614,951	493,931	5,317,051
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	6,508,974	—	243,604	6,752,578
Revenue from leases	1,740	42,519	—	44,259
Total other sales	6,510,714	42,519	243,604	6,796,837
Total sales	$8,718,883	$2,657,470	$737,535	$12,113,888

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

Contract Balances

A receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets, is recognized in the period the Partnership provides services when its right to consideration is unconditional. In contrast, a contract asset will be recognized when the Partnership has fulfilled a contract obligation but must perform other obligations before being entitled to payment. The Partnership had no significant contract assets at both June 30, 2026 and December 31, 2025.

The nature of the receivables related to revenue from contracts with customers and other revenue, as well as contract assets, are the same, given they are related to the same customers and have the same risk profile and securitization. Payment terms on invoiced amounts are typically 2 to 30 days.

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both June 30, 2026 and December 31, 2025.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Distillates: home heating oil, diesel and kerosene	$96,657	$201,496
Gasoline	332,458	181,135
Gasoline blendstocks	65,015	58,117
Residual oil	51,323	77,449
Renewable identification numbers (RINs)	2,700	1,614
Convenience store inventory	29,673	29,307
Total	$577,826	$549,118

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $4.4 million and $0.8 million at June 30, 2026 and December 31, 2025, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $44.6 million and $17.1 million at June 30, 2026 and December 31, 2025, respectively. Exchange transactions are valued using current carrying costs.

Note 4.    Goodwill

Goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment, was $421.9 million at both June 30, 2026 and December 31, 2025. There were no changes to goodwill during the six months ended June 30, 2026.

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Buildings and improvements	$2,057,704	$2,019,890
Land	682,777	679,263
Fixtures and equipment	53,262	63,747
Idle plant assets	30,500	30,500
Construction in process	83,751	71,340
Capitalized internal use software	37,608	37,608
Total property and equipment	2,945,602	2,902,348
Less accumulated depreciation	1,293,666	1,244,904
Total	$1,651,936	$1,657,444

Property and equipment includes retail gasoline station assets held for sale of $0.7 million and $5.3 million at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, the Partnership had a $37.0 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both June 30, 2026 and December 31, 2025.

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

Evaluation of Long-Lived Asset Impairment

No impairment charges were recognized for the three and six months ended June 30, 2026. The Partnership recognized impairment charges relating to construction in process assets allocated to the GDSO segment in the amount of $0.2 million for each of the three and six months ended June 30, 2025, which are included in long-lived asset impairment in the accompanying consolidated statements of operations.

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

As of June 30, 2026, there were two facilities under the Credit Agreement:

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

The average interest rates for the Credit Agreement were 5.9% and 6.7% for the three months ended June 30, 2026 and 2025, respectively, and 6.0% and 6.6% for the six months ended June 30, 2026 and 2025, respectively.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding throughout the next twelve months based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at June 30, 2026, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $100.0 million over the next twelve months.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	June 30,	December 31,
	2026	2025
Total available commitments	$1,800,000	$1,500,000

Working capital revolving credit facility-current portion	74,600	126,100
Working capital revolving credit facility-less current portion	100,000	100,000
Revolving credit facility	103,500	103,500
Total borrowings outstanding	278,100	329,600

Less outstanding letters of credit	84,800	138,900

Total remaining availability for borrowings and letters of credit (1)	$1,437,100	$1,031,500
(1)	Subject to borrowing base limitations.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at June 30, 2026.

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Credit Agreement.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Borrowings from working capital revolving credit facility	$1,944,900	$1,280,300
Payments on working capital revolving credit facility	(1,996,400)	(1,311,300)
Net payments on working capital revolving credit facility	$(51,500)	$(31,000)
Borrowings from revolving credit facility	$—	$—
Payments on revolving credit facility	—	(78,800)
Net payments on revolving credit facility	$—	$(78,800)

Senior Notes

The Partnership had 6.875% senior notes due 2029, 8.250% senior notes due 2032 and 7.125% senior notes due 2033 outstanding at June 30, 2026 and December 31, 2025. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on these senior notes.

Financing Obligations

The Partnership had financing obligations outstanding at June 30, 2026 and December 31, 2025 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on these financial obligations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2026, the Partnership capitalized additional financing fees of $0.8 million in connection with the accordion exercise in March 2026. These expenses are included in interest expense in the accompanying consolidated statement of operations for the six months ended June 30, 2026. The Partnership had unamortized deferred financing fees of $24.5 million and $27.7 million at June 30, 2026 and December 31, 2025, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $8.4 million and $10.0 million at June 30, 2026 and December 31, 2025, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $15.8 million and $17.3 million at June 30, 2026 and December 31, 2025, respectively. Unamortized fees related to the Partnership’s sale-leaseback transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.3 million and $0.4 million at June 30, 2026 and December 31, 2025, respectively.

Amortization expense of $2.1 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $4.0 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively is included in interest expense in the accompanying consolidated statements of operations.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at June 30, 2026:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	69,663	Thousands of barrels
Short	(71,938)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	8,258	Thousands of barrels
Short	(6,431)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2026	2025	2026	2025
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(2,169)	$18,503	$(32,565)	$21,125
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(2,495)	$(17,810)	$29,179	$(24,619)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives not designated as	Recognized in	June 30,		June 30,
hedging instruments	Income on Derivatives	2026	2025	2026	2025
Commodity contracts	Cost of sales	$40,070	$1,525	$(210,999)	$(9,942)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at June 30, 2026 and December 31, 2025 (in thousands):

		June 30, 2026
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$287	$155,909	$156,196
Forward derivative contracts (1)	Derivative assets	—	10,960	10,960
Total asset derivatives		$287	$166,869	$167,156

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(158,721)	$(158,721)
Forward derivative contracts (1)	Derivative liabilities	—	(43,895)	(43,895)
Total liability derivatives		$—	$(202,616)	$(202,616)

		December 31, 2025
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$2,408	$49,750	$52,158
Forward derivative contracts (1)	Derivative assets	—	17,067	17,067
Total asset derivatives		$2,408	$66,817	$69,225

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(48,932)	$(48,932)
Forward derivative contracts (1)	Derivative liabilities	—	(4,540)	(4,540)
Total liability derivatives		$—	$(53,472)	$(53,472)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value at June 30, 2026
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$10,960	$—	$10,960
Exchange-traded/cleared derivative instruments (2)	(2,525)	—	20,862	18,337
Total assets	$(2,525)	$10,960	$20,862	$29,297

Liabilities:
Forward derivative contracts (1)	$—	$(43,895)	$—	$(43,895)

	Fair Value at December 31, 2025
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$17,067	$—	$17,067
Exchange-traded/cleared derivative instruments (2)	3,226	—	14,578	17,804
Total assets	$3,226	$17,067	$14,578	$34,871

Liabilities:
Forward derivative contracts (1)	$—	$(4,540)	$—	$(4,540)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	June 30, 2026		December 31, 2025
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.875% senior notes due 2029	$350,000	$352,625	$350,000	$353,500
8.250% senior notes due 2032	$450,000	$470,250	$450,000	$471,375
7.125% senior notes due 2033	$450,000	$454,500	$450,000	$455,625

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

Note 9.    Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2026 (in thousands):

	Balance at			Balance at
	December 31,	Payments	Dispositions	June 30,
Environmental Liability Related to:	2025	2026	2026	2026
Retail gasoline stations	$56,356	$(1,355)	$(85)	$54,916
Terminals	39,609	(1,116)	—	38,493
Total environmental liabilities	$95,965	$(2,471)	$(85)	$93,409
Current portion	$7,193			$7,443
Long-term portion	88,772			85,966
Total environmental liabilities	$95,965			$93,409

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.    Equity Method Investments

BIG GRP 275 Grove JV LLC

On January 23, 2025, the Partnership, through its wholly owned subsidiary, Global HQ 2 LLC, invested in BIG GRP 275 Grove JV LLC (“BGRP”), a joint venture formed with unrelated third parties to acquire and operate an office building located in Newton, Massachusetts. Also on January 23, 2025, the Partnership signed a 12-year lease arrangement for space in this property that serves as the Partnership’s principal executive office effective July 2026.

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

The Partnership recognized income of $0.2 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively, which is included in income from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $11.8 million and $12.0 million at June 30, 2026 and December 31, 2025, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

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

The Partnership recognized $0 for each of the three months ended June 30, 2026 and 2025 and $0 for each of the six months ended June 30, 2026 and 2025. The Partnership’s investment balance in the joint venture was $25.4 million and $24.0 million at June 30, 2026 and December 31, 2025, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

On December 5, 2023, Landco completed the purchase of the Project Site. In addition, the Partnership provided certain financial guarantees of Everett’s performance pursuant to a Terminal Demolition and Remediation

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Responsibilities Agreement (“TDRRA”) between Landco and ExxonMobil (the “Remediation Guaranty”). The Remediation Guaranty was executed at the closing of the Project Site purchase, concurrently with Landco’s execution of the TDRRA. The Remediation Guaranty was provided to ExxonMobil to provide security for Landco’s obligations to perform and complete the demolition and remediation responsibilities set forth in the TDRRA. The maximum amount of financial assurances liability of the Partnership under the Remediation Guaranty is $75.0 million (the “Guaranty Threshold”). The Guaranty Threshold will be reduced on a dollar-for-dollar basis as Landco undertakes demolition and remediation activities under the TDRRA. Through June 30, 2026, Everett expended $70.9 million on such demolition and remediation activities, which reduced the Guaranty Threshold to $4.1 million.

The Partnership received financial assurances from the Everett Investor and certain of its affiliates that allow the Partnership to recover 70% of any amounts paid under the Remediation Guaranty, up to $52.5 million. The Partnership’s loss exposure for the Everett investment is limited to the Partnership’s investment in the joint venture and any amounts due under the Remediation Guaranty. The Partnership recognized its performance obligation under the Remediation Guaranty at fair value, which was immaterial at both June 30, 2026 and December 31, 2025.

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

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. The portfolio included 69 sites as of June 30, 2026.

The Partnership recognized income of $1.8 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively, which is included in income from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $80.2 million and $77.8 million at June 30, 2026 and December 31, 2025, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

Note 11.    Related Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of June 30, 2026, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—Affiliates of the Slifka family own 100% of the ownership interests in the General Partner. The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $60.6 million and $55.2 million for the three months ended June 30, 2026 and 2025, respectively, and $159.0 million and $132.8 million for the six months ended June 30, 2026 and 2025, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan.

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 10). Pursuant to this agreement, certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. The Partnership received $0.9 million and $0.5 million from SPR associated with the operations and management agreement for the three months ended June 30, 2026 and 2025, respectively, and $1.7 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees, which amounted to $2.7 million and $3.3 million for the three months ended June 30, 2026 and 2025, respectively, and $6.0 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively.

Accounts receivable–affiliates consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Receivables from the General Partner (1)	$3,790	$2,545
(Payables) receivables from Spring Partners Retail LLC (2)	(251)	82
Total	$3,539	$2,627
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	(Payables) receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement, net of SPR’s prepayment of payroll taxes and payroll accruals to the Partnership and the timing of the payroll obligations.

BIG GRP 275 Grove JV LLC—On January 23, 2025, the Partnership, through its wholly owned subsidiary, Global HQ 2 LLC, entered into a Limited Liability Company Agreement, as amended, of BGRP, a Delaware limited liability company formed as a joint venture with unrelated third parties to acquire and operate an office building located in Newton, Massachusetts. Also on January 23, 2025, the Partnership signed a 12-year lease arrangement for space in this property that serves as the Partnership’s principal executive office effective July 2026. See Note 10.

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

Note 12.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At June 30, 2026, there were 33,995,563 common units issued, including 4,266,584 common units held by affiliates of the General Partner, including directors and executive officers, and 146,584 common units held by the General Partner on behalf of the Partnership pursuant to its repurchase program for future LTIP obligations, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There were no changes to common units or the general partner interest during the three and six months ended June 30, 2026.

Series B Preferred Units

At June 30, 2026, there were 3,000,000 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units issued representing limited partner interests (the “Series B Preferred Units”) for $25.00 per Series B Preferred Unit outstanding. There were no changes to the Series B Preferred Units during the three and six months ended June 30, 2026.

On July 30, 2026, the Partnership redeemed all outstanding Series B Preferred Units at a redemption price of $25.00 per unit, plus a $0.49479167 per unit cash distribution for the period from May 15, 2026 through July 29, 2026. Effective July 30, 2026, the Series B Preferred Units are no longer outstanding.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As holder of incentive distribution rights (“IDRs”), the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2026 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/13/2026 (1)	12/31/25	$0.7600	$25,836	$207	$4,765	$30,808
5/15/2026 (1)	03/31/26	0.7650	26,007	209	4,923	31,139
(1)	This distribution resulted in the Partnership exceeding its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on July 29, 2026, the board of directors of the General Partner declared a quarterly cash distribution of $0.7800 per unit ($3.12 per unit on an annualized basis) on all of its outstanding common units for the period from April 1, 2026 through June 30, 2026. On August 14, 2026, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 10, 2026.

Series B Preferred Units

Prior to the July 30, 2026 redemption of the Series B Preferred Units discussed above, distributions on the Series B Preferred Units were cumulative from March 24, 2021, the original issue date of the Series B Preferred Units, and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year (each, a “Series B Distribution Payment Date”), commencing on May 15, 2021, to holders of record as of the opening of business on the February 1, May 1, August 1 or November 1 next preceding the Series B Distribution Payment Date, in each case, when, as, and if declared by the General Partner out of legally available funds for such purpose. Distributions on the Series B Preferred Units were paid out of Available Cash with respect to the quarter immediately preceding the applicable Series B Distribution Payment Date.

The distribution rate for the Series B Preferred Units was 9.50% per annum of the $25.00 liquidation preference per Series B Preferred Unit (equal to $2.375 per Series B Preferred Unit per annum).

The Partnership paid the following cash distributions on the Series B Preferred Units during the six months ended June 30, 2026 (in thousands, except per unit data):

	For the	Per Unit
Cash Distribution	Quarterly Period	Cash	Total Cash
Payment Date	Covering	Distribution	Distribution
2/17/2026	11/15/25 - 2/14/26	$0.59375	$1,781
5/15/2026	2/15/26 - 5/14/26	0.59375	1,781

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 30, 2026, the Partnership paid the full redemption price of $25.00 per Series B Preferred Unit, plus a cash distribution of $0.49479167 per unit for the period from May 15, 2026 through July 29, 2026.

Note 13.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$3,306,838	$2,139,272	$5,211,154	$3,860,692
Distillates and other oils (1)	1,562,444	993,228	3,507,729	2,462,244
Total	$4,869,282	$3,132,500	$8,718,883	$6,322,936
Product margin
Gasoline and gasoline blendstocks	$78,410	$58,794	$179,577	$115,963
Distillates and other oils (1)	28,086	32,938	81,011	69,409
Total	$106,496	$91,732	$260,588	$185,372
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,410,442	$1,077,203	$2,393,205	$2,082,558
Station operations (2)	142,184	141,371	264,265	262,725
Total	$1,552,626	$1,218,574	$2,657,470	$2,345,283
Product margin
Gasoline	$174,990	$137,916	$311,714	$263,667
Station operations (2)	70,243	69,972	132,811	132,084
Total	$245,233	$207,888	$444,525	$395,751
Commercial Segment:
Sales	$370,180	$275,851	$737,535	$550,903
Product margin	$10,482	$6,105	$22,176	$13,250
Combined sales and Product margin:
Sales	$6,792,088	$4,626,925	$12,113,888	$9,219,122
Product margin (3)	$362,211	$305,725	$727,289	$594,373
Depreciation allocated to cost of sales	(33,270)	(33,363)	(66,181)	(66,770)
Combined gross profit	$328,941	$272,362	$661,108	$527,603
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(3)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 103 million gallons and 119 million gallons of the GDSO segment’s sales for the three months ended June 30, 2026 and 2025, respectively, and 200 million gallons and 226 million gallons of the GDSO segment’s sales for the six months ended June 30, 2026 and 2025, respectively were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide the Partnership’s significant segment operating expenses for each reportable segment, as well as a reconciliation of the totals reported for the reportable segments to the applicable line items in the accompanying consolidated financial statements for the periods presented (in thousands):

	Three Months Ended June 30, 2026
	Wholesale	GDSO	Commercial	Consolidated
Sales	$4,869,282	$1,552,626	$370,180	$6,792,088
Cost of products	4,762,786	1,307,393	359,698	6,429,877
Product margin	106,496	245,233	10,482	362,211
Operating expenses allocated to operating segments:
Wages and benefits (1)	11,428	29,720	—	41,148
Occupancy costs (2)	6,035	25,203	—	31,238
Transactional operating costs (3)	—	27,532	—	27,532
Maintenance (4)	16,938	10,494	—	27,432
Other segment operating expenses	4,127	5,357	—	9,484
Total operating expenses allocated to operating segments	$38,528	$98,306	$—	136,834
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				33,270
Selling, general and administrative expenses				83,031
Amortization expense				1,269
Net loss on sale and disposition of assets				444
Total operating expenses not allocated to operating expenses				118,014
Operating income				107,363
Income from equity method investments				1,983
Interest expense				(33,084)
Income tax expense				(5,277)
Net income				$70,985
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
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2026
	Wholesale	GDSO	Commercial	Consolidated
Sales	$8,718,883	$2,657,470	$737,535	$12,113,888
Cost of products	8,458,295	2,212,945	715,359	11,386,599
Product margin	260,588	444,525	22,176	727,289
Operating expenses allocated to operating segments:
Wages and benefits (1)	23,467	58,624	—	82,091
Occupancy costs (2)	12,369	51,544	—	63,913
Transactional operating costs (3)	—	48,623	—	48,623
Maintenance (4)	28,912	22,917	—	51,829
Other segment operating expenses	8,541	11,071	—	19,612
Total operating expenses allocated to operating segments	$73,289	$192,779	$—	266,068
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				66,181
Selling, general and administrative expenses				182,381
Amortization expense				2,539
Net gain on sale and disposition of assets				(2,982)
Total operating expenses not allocated to operating expenses				248,119
Operating income				213,102
Income from equity method investments				2,722
Interest expense				(68,587)
Income tax expense				(6,116)
Net income				$141,121
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
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and six months ended June 30, 2026 and 2025.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale segment, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at June 30, 2026 and December 31, 2025 (in thousands):

	Wholesale	GDSO	Commercial	Unallocated (1)	Total
June 30, 2026	$1,331,989	$1,842,298	$—	$847,264	$4,021,551
December 31, 2025	$1,329,899	$1,825,524	$—	$695,294	$3,850,717
(1)	Includes the Partnership’s equity method investments (see Note 10).

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

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2026 and December 31, 2025 excludes 146,584 and 230,273 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$70,985	$65,109	$5,876	$—	$25,210	$20,595	$4,615	$—
Declared distribution	$32,133	$26,517	$216	$5,400	$30,146	$25,497	$203	$4,446
Assumed allocation of undistributed net income (loss)	38,852	38,592	260	—	(4,936)	(4,902)	(34)	—
Assumed allocation of net income	$70,985	$65,109	$476	$5,400	$25,210	$20,595	$169	$4,446
Less: Preferred limited partner interest in net income		1,781				1,781
Net income attributable to common limited partners		$63,328				$18,814
Denominator:
Basic weighted average common units outstanding		33,928				33,918
Dilutive effect of phantom units		189				177
Diluted weighted average common units outstanding		34,117				34,095
Basic net income per common limited partner unit		$1.87				$0.55
Diluted net income per common limited partner unit		$1.86				$0.55

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$141,121	$129,852	$11,269	$—	$43,894	$34,867	$9,027	$—
Declared distribution	$63,272	$52,524	$425	$10,323	$59,961	$50,824	$404	$8,733
Assumed allocation of undistributed net income (loss)	77,849	77,328	521	—	(16,067)	(15,957)	(110)	—
Assumed allocation of net income	$141,121	$129,852	$946	$10,323	$43,894	$34,867	$294	$8,733
Less: Preferred limited partner interest in net income		3,562				3,562
Net income attributable to common limited partners		$126,290				$31,305
Denominator:
Basic weighted average common units outstanding		33,909				33,902
Dilutive effect of phantom units		243				302
Diluted weighted average common units outstanding		34,152				34,204
Basic net income per common limited partner unit		$3.72				$0.92
Diluted net income per common limited partner unit		$3.70				$0.92

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act (“CAA”). The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt. On June 6, 2014, a Notice of Violation was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal. The Partnership met with and provided additional information to the EPA with respect to the alleged violations. On April 7, 2015, the EPA issued a Supplemental Notice of Violation modifying the allegations of violations of the terminal’s Air Emissions License. The Partnership has entered into a consent decree (the “Consent Decree”) with the EPA and the United States Department of Justice (the “Department of Justice”), which was filed in the U.S. District Court for the District of Maine (the “Court”) on March 25, 2019. The Consent Decree was entered by the Court on December 19, 2019. The Partnership has complied with the terms of the Consent Decree. On July 23, 2026, the Partnership and the Department of Justice filed a Joint Stipulation and Motion for Termination of the Consent Decree with the Court, which the Court approved on July 30, 2026.

Note 16.    New Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Partnership’s consolidated financial statements, from those disclosed in the Partnership’s 2025 Annual Report on Form 10-K, except for the following:

Recently Issued Accounting Pronouncement

In May 2026, the Financial Accounting Standards Board issued Accounting Standards Update 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”. This standard provides guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The amendments in this update are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Partnership is evaluating the impact of this standard on its disclosures.

Note 17.    Subsequent Events

Redemption of Series B Preferred Units—On July 30, 2026, the Partnership redeemed all outstanding Series B Preferred Units at a redemption price of $25.00 per unit, plus a $0.49479167 per unit cash distribution for the period from May 15, 2026 through July 29, 2026. Effective July 30, 2026, the Series B Preferred Units are no longer outstanding. See Note 12 for additional information.

Distribution to Common Unitholders—On July 29, 2026, the board of directors of the General Partner declared a quarterly cash distribution of $0.7800 per unit ($3.12 per unit on an annualized basis) for the period from April 1, 2026 through June 30, 2026. On August 14, 2026, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on August 10, 2026.

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

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions although not all forward-looking statements contain such identifying words. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

●	We may not have sufficient cash from operations to maintain distributions on our common units at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

●	A significant decrease in price or demand for the products we sell or a significant increase in the cost of our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•	Tariffs and other controls on imports and exports could significantly impact our operations and costs, adversely affecting our business.

●	The impact on the global economy and commodity prices resulting from geopolitical events, including, but not limited to, the conflict in Ukraine, the hostilities in the Middle East, including the Iran conflict and the situation in Venezuela, may have a negative impact on our financial condition and results of operations.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of June 30, 2026, we had a portfolio of 1,505 owned, leased and/or supplied gasoline stations, including 286 directly operated convenience stores, primarily in the Northeast, as well as 69 gasoline stations located in Texas that are operated or supplied by our joint venture, Spring Partners Retail LLC (“SPR”). We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold $6.7 billion and $11.8 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three and six months ended June 30, 2026, respectively. In addition, we had other revenues of $0.1 billion and $0.3 billion for the three and six months ended June 30, 2026, respectively, from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2026 Events

Redemption of Series B Preferred Units—On July 30, 2026 we redeemed all of our outstanding Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units (the “Series B Preferred Units”) at a redemption price of $25.00 per unit, plus a $0.49479167 per unit cash distribution for the period from May 15, 2026 through July 29, 2026. Effective July 30, 2026, the Series B Preferred Units are no longer outstanding. See Note 12 of Notes to Consolidated Financial Statements for additional information.

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

As of June 30, 2026, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	286
Commissioned agents	333
Lessee dealers	160
Contract dealers	726
Total (1)	1,505
(1)	Excludes 69 sites operated or supplied by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$70,985	$25,210	$141,121	$43,894
EBITDA (1)(2)	$145,989	$95,745	$288,056	$187,603
Adjusted EBITDA (1)(2)	$148,166	$98,158	$288,516	$189,418
Distributable cash flow (3)(4)(5)	$92,603	$51,973	$189,004	$97,662
Adjusted distributable cash flow (3)(4)(5)	$92,529	$52,281	$189,344	$98,822
Wholesale Segment:
Volume (gallons)	1,496,381	1,483,900	3,128,567	2,922,519
Sales
Gasoline and gasoline blendstocks	$3,306,838	$2,139,272	$5,211,154	$3,860,692
Distillates and other oils (6)	1,562,444	993,228	3,507,729	2,462,244
Total	$4,869,282	$3,132,500	$8,718,883	$6,322,936
Product margin
Gasoline and gasoline blendstocks	$78,410	$58,794	$179,577	$115,963
Distillates and other oils (6)	28,086	32,938	81,011	69,409
Total	$106,496	$91,732	$260,588	$185,372
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	351,241	382,422	683,160	740,008
Sales
Gasoline	$1,410,442	$1,077,203	$2,393,205	$2,082,558
Station operations (7)	142,184	141,371	264,265	262,725
Total	$1,552,626	$1,218,574	$2,657,470	$2,345,283
Product margin
Gasoline	$174,990	$137,916	$311,714	$263,667
Station operations (7)	70,243	69,972	132,811	132,084
Total	$245,233	$207,888	$444,525	$395,751
Commercial Segment:
Volume (gallons)	123,349	141,855	290,154	266,662
Sales	$370,180	$275,851	$737,535	$550,903
Product margin	$10,482	$6,105	$22,176	$13,250
Combined sales and product margin:
Sales	$6,792,088	$4,626,925	$12,113,888	$9,219,122
Product margin (8)	$362,211	$305,725	$727,289	$594,373
Depreciation allocated to cost of sales	(33,270)	(33,363)	(66,181)	(66,770)
Combined gross profit	$328,941	$272,362	$661,108	$527,603

GDSO portfolio as of June 30, 2026 and 2025:	2026	2025
Company operated	286	295
Commissioned agents	333	320
Lessee dealers	160	168
Contract dealers	726	770
Total GDSO portfolio (9)	1,505	1,553

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weather conditions:
Normal heating degree days	868	784	3,712	3,654
Actual heating degree days	893	661	3,770	3,423
Variance from normal heating degree days	3%	(16)%	2%	(6)%
Variance from prior period actual heating degree days	35%	(4)%	10%	6%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	EBITDA and adjusted EBITDA for each of the three and six months ended June 30, 2025 include a $2.8 million loss on early extinguishment of debt related to the 2025 redemption of a portion of our 7.00% senior notes due 2027.
(3)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(4)	Distributable cash flow and adjusted distributable cash flow include a net (loss) gain on sale and disposition of assets and long-lived asset impairment of ($0.4 million) and ($0.5 million) for the three months ended June 30, 2026 and 2025, respectively, and $3.0 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. Distributable cash flow also includes income of $1.8 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively, related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(5)	Distributable cash flow and adjusted distributable cash flow for each of the three and six months ended June 30, 2025 include a $2.8 million loss on early extinguishment of debt related to the 2025 redemption of a portion of our 7.00% senior notes due 2027.
(6)	Distillates and other oils (primarily residual oil and crude oil).
(7)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(8)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(9)	Excludes 69 sites and 66 sites at June 30, 2026 and 2025, respectively, operated or supplied by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$70,985	$25,210	$141,121	$43,894
Depreciation and amortization	36,643	36,124	72,232	72,029
Interest expense	33,084	34,523	68,587	70,562
Income tax expense (benefit)	5,277	(112)	6,116	1,118
EBITDA (1)	145,989	95,745	288,056	187,603
Net loss (gain) on sale and disposition of assets	444	271	(2,982)	(2,219)
Long-lived asset impairment	—	211	—	211
Income from equity method investment (2)	(1,828)	(931)	(2,456)	(876)
EBITDA related to equity method investment (2)	3,561	2,862	5,898	4,699
Adjusted EBITDA (1)	$148,166	$98,158	$288,516	$189,418

Reconciliation of net cash provided by operating activities to EBITDA and adjusted EBITDA:
Net cash provided by operating activities	$309,422	$216,320	$204,722	$164,730
Net changes in operating assets and liabilities and certain non-cash items	(201,794)	(154,986)	8,631	(48,807)
Interest expense	33,084	34,523	68,587	70,562
Income tax expense (benefit)	5,277	(112)	6,116	1,118
EBITDA (1)	145,989	95,745	288,056	187,603
Net loss (gain) on sale and disposition of assets	444	271	(2,982)	(2,219)
Long-lived asset impairment	—	211	—	211
Income from equity method investment (2)	(1,828)	(931)	(2,456)	(876)
EBITDA related to equity method investment (2)	3,561	2,862	5,898	4,699
Adjusted EBITDA (1)	$148,166	$98,158	$288,516	$189,418
(1)	EBITDA and adjusted EBITDA for each of the three and six months ended June 30, 2025 include a $2.8 million loss on early extinguishment of debt related to the 2025 redemption of a portion of our 7.00% senior notes due 2027.
(2)	Represents our proportionate share of income or loss, as applicable, and EBITDA related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Reconciliation of net income to distributable cash flow and adjusted distributable cash flow:
Net income	$70,985	$25,210	$141,121	$43,894
Depreciation and amortization	36,643	36,124	72,232	72,029
Amortization of deferred financing fees	2,083	1,785	3,953	3,658
Amortization of routine bank refinancing fees	(1,236)	(1,234)	(2,471)	(2,427)
Maintenance capital expenditures	(15,872)	(9,912)	(25,831)	(19,492)
Distributable cash flow (1)(2)(3)	92,603	51,973	189,004	97,662
Income from equity method investment (4)	(1,828)	(931)	(2,456)	(876)
Distributable cash flow from equity method investment (4)	1,754	1,239	2,796	2,036
Adjusted distributable cash flow (1)(2)(3)	92,529	52,281	189,344	98,822
Distributions to preferred unitholders (5)	(1,781)	(1,781)	(3,562)	(3,562)
Adjusted distributable cash flow after distributions to preferred unitholders	$90,748	$50,500	$185,782	$95,260

Reconciliation of net cash provided by operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash provided by operating activities	$309,422	$216,320	$204,722	$164,730
Net changes in operating assets and liabilities and certain non-cash items	(201,794)	(154,986)	8,631	(48,807)
Amortization of deferred financing fees	2,083	1,785	3,953	3,658
Amortization of routine bank refinancing fees	(1,236)	(1,234)	(2,471)	(2,427)
Maintenance capital expenditures	(15,872)	(9,912)	(25,831)	(19,492)
Distributable cash flow (1)(2)(3)	92,603	51,973	189,004	97,662
Income from equity method investment (4)	(1,828)	(931)	(2,456)	(876)
Distributable cash flow from equity method investment (4)	1,754	1,239	2,796	2,036
Adjusted distributable cash flow (1)(2)(3)	92,529	52,281	189,344	98,822
Distributions to preferred unitholders (5)	(1,781)	(1,781)	(3,562)	(3,562)
Adjusted distributable cash flow after distributions to preferred unitholders	$90,748	$50,500	$185,782	$95,260
(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow and adjusted distributable cash flow include a net (loss) gain on sale and disposition of assets and long-lived asset impairment of ($0.4 million) and ($0.5 million) for the three months ended June 30, 2026 and 2025, respectively, and $3.0 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. Distributable cash flow also includes income of $1.8 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively, related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(3)	Distributable cash flow and adjusted distributable cash flow for each of the three and six months ended June 30, 2025 include a $2.8 million loss on early extinguishment of debt related to the 2025 redemption of a portion of our 7.00% senior notes due 2027.
(4)	Represents our proportionate share of income or loss, as applicable, and distributable cash flow related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(5)	Distributions to preferred unitholders represent the distributions payable to the Series B preferred unitholders earned during the period. These distributions were cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. On July 30, 2026, all of the Series B Preferred Units were redeemed and are no longer outstanding (see “Overview—2026 Events”).

Results of Operations

Consolidated Sales

Our total sales were $6.8 billion and $4.6 billion for the three months ended June 30, 2026 and 2025, respectively, an increase of $2.2 billion, or 47%, primarily due to an increase in prices, partially offset by a decrease in volume sold. Our aggregate volume of product sold was 2.0 billion gallons for each of the three months ended June 30, 2026 and 2025, decreasing 37 million gallons from the prior-year period (consisting of decreases of 31 million gallons and 18 million gallons in our GDSO and Commercial segments, respectively, offset by an increase of 12 million gallons in our Wholesale segment).

Our total sales were $12.1 billion and $9.2 billion for the six months ended June 30, 2026 and 2025, respectively, an increase of $2.9 billion, or 31%, primarily due to increases in prices and volume sold. Our aggregate volume of product sold was 4.1 billion gallons and 3.9 billion gallons for the six months ended June 30, 2026 and 2025, respectively, increasing 173 million gallons from the prior-year period (consisting of increases of 206 million gallons and 24 million gallons in our Wholesale and Commercial segments, respectively, offset by a decrease of 57 million gallons in our GDSO segment).

Gross Profit

Our gross profit was $328.9 million and $272.4 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $56.5 million, or 21%. In our GDSO segment, our gasoline distribution product margin increased primarily due to higher fuel margins (cents per gallon), and our station operations product margin increased due in part to an increase in sundries. In our Wholesale segment, our product margin increased primarily due to more favorable market conditions in gasoline, partially offset by less favorable market conditions in residual oil. Our Commercial segment product margin increased primarily due to more favorable market conditions in bunkering.

Our gross profit was $661.1 million and $527.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $133.5 million, or 25%. In our Wholesale segment, our product margins increased primarily due to more favorable market conditions in gasoline and residual oil. In our GDSO segment, our gasoline distribution product margin increased primarily due to higher fuel margins (cents per gallon), and our station operations product margin increased due in part to an increase in sundries. Our Commercial segment product margin increased primarily due to more favorable market conditions in bunkering.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $3.3 billion and $2.1 billion for the three months ended June 30, 2026 and 2025, respectively, an increase of $1.2 billion, or 56%, primarily due to increases in prices and volume sold. Our gasoline and gasoline blendstocks product margin was $78.4 million and $58.8 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $19.6 million, or 33%, primarily due to more favorable market conditions in gasoline, partially offset by less favorable market conditions in gasoline blendstocks.

Sales from wholesale gasoline and gasoline blendstocks were $5.2 billion and $3.8 billion for the six months ended June 30, 2026 and 2025, respectively, an increase of $1.4 billion, or 36%, primarily due to increases in prices and volume sold. Our gasoline and gasoline blendstocks product margin was $179.6 million and $116.0 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $63.6 million, or 55%, primarily due to more favorable market conditions in gasoline.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil) were $1.6 billion and $1.0 billion for the three months ended June 30, 2026 and 2025, respectively, increasing $569.2 million, or 57%, primarily due to an increase in prices, partially offset by a decrease in volume sold. Our product margin from distillates and other oils was $28.1 million and $32.9 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $4.8 million, or 15%, primarily due to less favorable market conditions in residual oil.

Sales from distillates and other oils were $3.5 billion and $2.5 billion for the six months ended June 30, 2026 and 2025, respectively, an increase of $1.0 billion, or 40%, primarily due to increases in prices and volume sold. Our product margin from distillates and other oils was $81.0 million and $69.4 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $11.6 million, or 17%, primarily due to more favorable market conditions, largely in residual oil in the first quarter of 2026.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.4 billion and $1.1 billion for the three months ended June 30, 2026 and 2025, respectively, increasing $333.2 million, or 31%, primarily due to an increase in prices, partially offset by a decrease in volume sold. Our product margin from gasoline distribution was $175.0 million and $137.9 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $37.1 million, or 27%, primarily due to higher fuel margins (cents per gallon) compared to the same period in 2025.

Sales from gasoline distribution were $2.4 billion and $2.1 billion for the six months ended June 30, 2026 and 2025, respectively, increasing $310.6 million, or 15%, primarily due to an increase in prices, partially offset by a decrease in volume sold. Our product margin from gasoline distribution was $311.7 million and $263.7 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $48.0 million, or 18%, primarily due to higher fuel margins (cents per gallon) compared to the same period in 2025.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $142.2 million and $141.4 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.8 million. Our product margin from station operations was $70.2 million and $70.0 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.2 million. The increases in sales and product margin are due in part to an increase in sundries.

Sales from our station operations were $264.2 million and $262.7 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $1.5 million. Our product margin from station operations was $132.8 million and $132.1 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $0.7 million. The increases in sales and product margin are due in part to an increase in sundries.

Results for Commercial Segment

Our commercial sales were $370.2 million and $275.8 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $94.4 million or 34%, primarily due to an increase in prices, partially offset by a decrease in volume sold. Our commercial product margin was $10.5 million and $6.1 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $4.4 million, or 72%, primarily due to more favorable market conditions in bunkering.

Our commercial sales were $737.5 million and $550.9 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $186.6 million or 34%, primarily due to increases in prices and volume sold. Our commercial product margin was $22.2 million and $13.2 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $9.0 million, or 68%, primarily due to more favorable market conditions in bunkering.

Selling, General and Administrative Expenses

SG&A expenses were $83.0 million and $74.7 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $8.3 million, or 11%, including increases of $6.8 million in accrued discretionary incentive compensation, $4.0 million in wages and benefits and $2.3 million in various other SG&A expenses, offset by a decrease of $4.8 million in professional fees.

SG&A expenses were $182.4 million and $148.5 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $33.9 million, or 23%, including increases of $27.9 million in accrued discretionary incentive compensation, $6.8 million in wages and benefits, $1.4 million in dues and subscriptions and $2.3 million in various other SG&A expenses, offset by a decrease of $4.5 million in professional fees.

Operating Expenses

Operating expenses were $136.8 million and $135.7 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $1.1 million, or 1%, including an increase of $2.6 million in operating expenses related to our GDSO operations, offset by a decrease of $1.5 million in operating expenses associated with our terminals.

Operating expenses were $266.1 million and $262.4 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $3.7 million, or 1%, including an increase of $4.0 million in operating expenses related to our GDSO operations, offset by a decrease of $0.3 million in operating expenses associated with our terminals.

Amortization Expense

Amortization expense related to intangible assets was $1.3 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, and $2.5 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively.

Net (Loss) Gain on Sale and Disposition of Assets

Net (loss) gain on sale and disposition of assets was ($0.4 million) and ($0.3 million) for the three months ended June 30, 2026 and 2025, respectively, and $3.0 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively, primarily due to the sale of GDSO sites.

Long-Lived Asset Impairment

No impairment charges were recognized for the three and six months ended June 30, 2026. We recognized impairment charges relating to construction in process assets allocated to the GDSO segment in the amount of $0.2 million for each of the three and six months ended June 30, 2025.

Income from Equity Method Investments

Income from equity method investments was $2.0 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively, and $2.7 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively, representing our proportional share of income from our equity method investments in our joint ventures. See Note 10 of Notes to Consolidated Financial Statements for information on our equity method investments.

Interest Expense

Interest expense was $33.1 million and $34.5 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $1.4 million, or 4%, and $68.6 million and $70.5 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $1.9 million, or 3%. These decreases are in part due to lower average balances on our credit facilities.

Loss on Early Extinguishment of Debt

As a result of the 2025 redemption of a portion of our 7.00% senior notes due 2027, we recorded a $2.8 million loss from early extinguishment of debt for each of the three and six months ended June 30, 2025, consisting of a

$1.7 million non-cash write-off of a portion of our remaining unamortized original issue discount and a $1.1 million cash call premium.

Income Tax (Expense) Benefit

Income tax (expense) benefit was ($5.3 million) and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $6.1 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively which predominantly reflects the income tax expense from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $230.3 million and $151.3 million at June 30, 2026 and December 31, 2025, respectively, an increase of $79.0 million. Changes in current assets and current liabilities increasing our working capital include, in part, increases of $176.2 million and $28.7 million in accounts receivable and inventories, respectively, due in part to an increase in prices. The increase in working capital was offset by an increase of $141.1 million in accounts payable, also due in part to an increase in prices.

Cash Distributions

Common Units

During 2026, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 13, 2026	$30.8 million	Fourth quarter 2025
May 15, 2026	$31.1 million	First quarter 2026

In addition, on July 29, 2026, the board of directors of our general partner declared a quarterly cash distribution of $0.7800 per unit ($3.12 per unit on an annualized basis) on our common units for the period from April 1, 2026 through June 30, 2026 to our common unitholders of record as of the close of business on August 10, 2026. We expect to pay the total cash distribution of $32.1 million on August 14, 2026.

Preferred Units

During the six months ended June 30, 2026, we paid the following cash distributions to holders of the Series B Preferred Units:

Cash Distribution	Series B Preferred Units		Distribution Paid for the
Payment Date	Total Paid	Rate	Quarterly Period Covering
February 17, 2026	$1.8 million	9.50%	11/15/25 - 2/14/26
May 15, 2026	$1.8 million	9.50%	2/15/26 - 5/14/26

On July 30, 2026, we redeemed all of our outstanding Series B Preferred Units at a redemption price of $25.00 per unit, plus a $0.49479167 per unit cash distribution for the period from May 15, 2026 through July 29, 2026, for a total amount of $76.5 million. Effective July 30, 2026, the Series B Preferred Units are no longer outstanding.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at June 30, 2026 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2026	Beyond 2026	Total
Credit facility obligations (1)	$45,601	$256,012	$301,613
Senior notes obligations (2)	46,625	1,738,782	1,785,407
Operating lease obligations (3)	55,480	409,429	464,909
Other long-term liabilities (4)	8,404	67,384	75,788
Financing obligations (5)	8,413	51,814	60,227
Total	$164,523	$2,523,421	$2,687,944
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2026 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of March 20, 2028 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.
(2)	Includes principal and interest on our 6.875% senior notes due 2029, 8.25% senior notes due 2032 and 7.125% senior notes due 2033. No principal payments are required prior to maturity. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
(3)	Includes operating lease obligations related to leases for office space and equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our brand fee agreement, amounts related to our access right agreements and our deferred compensation obligation and various service agreements.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had $25.8 million and $19.5 million in maintenance capital expenditures for the six months ended June 30, 2026 and 2025, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which $15.7 million and $15.5 million for the six months ended June 30, 2026 and 2025, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had $41.0 million and $13.4 million in expansion capital expenditures, excluding acquired property and equipment, for the six months ended June 30, 2026 and 2025, respectively, primarily related to investments in our gasoline station and terminal businesses.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by operating activities	$204,722	$164,730
Net cash used in investing activities	$(59,274)	$(44,435)
Net cash used in financing activities	$(133,778)	$(112,406)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $204.7 million and $164.7 million for the six months ended June 30, 2026 and 2025, respectively, for a period-over-period increase in cash flow from operating activities of $40.0 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Six Months Ended
	June 30,
	2026	2025
(Increase) in accounts receivable	$(177,250)	$(92,167)
(Increase) decrease in inventories	$(28,919)	$98,148
Increase in accounts payable	$141,115	$80,377

For the six months ended June 30, 2026, the increases in accounts receivable and accounts payable are due in part to timing of sales and payments and to an increase in prices. The increase in inventories is also due in part to an increase in prices, partially offset from carrying lower levels of inventory during the period.

For the six months ended June 30, 2025, the increases in accounts receivable and accounts payable are due in part to timing of sales and payments, partially offset by a decrease in prices. The decrease in inventories is due in part to carrying lower levels of inventory during the period and to a decrease in prices.

Investing Activities

Net cash used in investing activities was $59.3 million for the six months ended June 30, 2026 and included $66.8 million in capital expenditures and $7.1 million in expenditures associated with our equity method investments (see Note 10 of Notes to Consolidated Financial Statements). Net cash used in investing activities for the six months ended June 30, 2026 was offset by $5.8 million in proceeds from the sale of property and equipment, $5.6 million in dividends received of equity method investments and $3.2 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations, offset by loan repayments.

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

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the six months ended June 30, 2026 and 2025.

Financing Activities

Net cash used in financing activities was $133.8 million for the six months ended June 30, 2026 and included $65.4 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $51.5 million in net payments on our working capital revolving credit facility, $7.6 million in LTIP units withheld for tax obligations, $6.0 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $3.3 million paid pursuant to distribution equivalent rights previously granted under our LTIP.

Net cash used in financing activities was $112.4 million for the six months ended June 30, 2025 and included $360.3 million in repayments in connection with the redemption of a portion of our 7.00% senior notes due 2027, $109.8 million in net payments on our facilities under our credit agreement, $62.6 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $13.4 million in LTIP units withheld for tax obligations, $4.0 million paid pursuant to distribution equivalent rights previously granted under our LTIP and $3.6 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations. Net cash used in financing activities was offset by $441.3 million in proceeds in connection with the issuance of our 7.125% senior notes due 2033.

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

As of June 30, 2026, there were two facilities under the credit agreement:

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

The average interest rates for the credit agreement were 5.9% and 6.7% for the three months ended June 30, 2026 and 2025, respectively, and 6.0% and 6.6% for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, we had $174.6 million outstanding on the working capital revolving credit facility and $103.5 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $84.8 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.44 billion and $1.03 billion at June 30, 2026 and December 31, 2025, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at June 30, 2026.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the credit agreement.

Senior Notes

We had 6.875% senior notes due 2029, 8.250% senior notes due 2032 and 7.125% senior notes due 2033 outstanding at June 30, 2026 and December 31, 2025. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on these senior notes.

Financing Obligations

We had financing obligations outstanding at June 30, 2026 and December 31, 2025 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

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

During the three and six months ended June 30, 2026, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of June 30, 2026, we had total borrowings outstanding under our credit agreement of $278.1 million. Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $2.8 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At June 30, 2026, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30,	Effect of 10%	Effect of 10%
	2026	Price Increase	Price Decrease
Exchange traded derivative contracts	$(2,525)	$(31,227)	$31,227
Forward derivative contracts	(32,935)	(11,756)	11,756
Total	$(35,460)	$(42,983)	$42,983

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2026. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $18.3 million at June 30, 2026.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit ($)	Programs (1)	Programs (1)
April 1—April 30, 2026	—	—	—	—
May 1—May 31, 2026	69,184	49.22	—	796,745
June 1—June 30, 2026	55,000	47.63	—	741,745

(1)	In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Since the repurchase program was implemented and through June 30, 2026, our general partner repurchased 1,858,842 common units pursuant to this repurchase program. As of August 7, 2026, our general partner is authorized to acquire up to an additional 741,745 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 5.Other Information

During the three months ended June 30, 2026, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 7, 2026		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2026		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)