Form 10-Q
period 2026-09-30
GLOBAL PARTNERS LP
filed 2026-11-06
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The issuer had 33,995,563 common units outstanding as of November 4, 2026.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$21,547	$12,243
Accounts receivable, net	847,650	530,142
Accounts receivable-affiliates	4,146	2,627
Inventories	609,662	549,118
Brokerage margin deposits	9,286	17,804
Derivative assets	22,864	17,067
Prepaid expenses and other current assets	77,340	98,486
Total current assets	1,592,495	1,227,487
Property and equipment, net	1,657,958	1,657,444
Right of use assets, net	346,663	378,358
Intangible assets, net	9,541	13,350
Goodwill	421,913	421,913
Equity method investments	118,299	113,755
Other assets	27,150	38,410
Total assets	$4,174,019	$3,850,717
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$923,524	$573,202
Working capital revolving credit facility-current portion	99,000	126,100
Lease liability-current portion	70,480	73,775
Environmental liabilities-current portion	7,443	7,193
Trustee taxes payable	64,186	83,801
Accrued expenses and other current liabilities	216,041	207,580
Derivative liabilities	82,347	4,540
Total current liabilities	1,463,021	1,076,191
Working capital revolving credit facility-less current portion	—	100,000
Revolving credit facility	144,500	103,500
Senior notes	1,234,939	1,232,723
Lease liability-less current portion	295,755	311,429
Environmental liabilities-less current portion	84,630	88,772
Financing obligations	124,365	128,505
Deferred tax liabilities	67,957	64,534
Other long-term liabilities	63,823	69,520
Total liabilities	3,478,990	3,175,174
Partners’ equity
Series B preferred limited partners (0 and 3,000,000 units issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	—	72,305
Common limited partners (33,995,563 units issued and 33,823,979 outstanding at September 30, 2026 and 33,995,563 units issued and 33,765,290 outstanding at December 31, 2025)	689,994	599,662
General partner interest (0.67% interest with 230,303 equivalent units outstanding at September 30, 2026 and December 31, 2025)	5,035	3,576
Total partners’ equity	695,029	675,543
Total liabilities and partners’ equity	$4,174,019	$3,850,717

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales	$6,684,388	$4,694,416	$18,798,276	$13,913,538
Cost of sales	6,388,422	4,423,048	17,841,202	13,114,567
Gross profit	295,966	271,368	957,074	798,971
Costs and operating expenses:
Selling, general and administrative expenses	79,350	76,289	261,731	224,781
Operating expenses	131,142	132,505	397,210	394,883
Amortization expense	1,270	1,275	3,809	4,063
Net loss (gain) on sale and disposition of assets	533	(136)	(2,449)	(2,355)
Long-lived asset impairment	—	20	—	231
Total costs and operating expenses	212,295	209,953	660,301	621,603
Operating income	83,671	61,415	296,773	177,368
Other income (expense):
Income from equity method investments	884	655	3,606	3,071
Interest expense	(31,397)	(33,316)	(99,984)	(103,878)
Loss on early extinguishment of debt	—	(176)	—	(2,971)
Income before income tax (expense) benefit	53,158	28,578	200,395	73,590
Income tax (expense) benefit	(800)	447	(6,916)	(671)
Net income	52,358	29,025	193,479	72,919
Less: General partner’s interest in net income, including incentive distribution rights	5,910	4,799	17,179	13,826
Less: Preferred limited partner interest in net income	594	1,781	4,156	5,343
Less: Redemption of Series B preferred limited partner units	2,833	—	2,833	—
Net income attributable to common limited partners	$43,021	$22,445	$169,311	$53,750
Basic net income per common limited partner unit	$1.27	$0.66	$5.00	$1.59
Diluted net income per common limited partner unit	$1.26	$0.66	$4.95	$1.57
Basic weighted average common limited partner units outstanding	33,845	33,874	33,887	33,893
Diluted weighted average common limited partner units outstanding	34,130	34,157	34,173	34,239

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$193,479	$72,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,443	107,265
Amortization of deferred financing fees	6,032	5,593
Bad debt expense	1,673	1,091
Unit-based compensation expense	17,699	10,139
Net gain on sale and disposition of assets	(2,449)	(2,355)
Long-lived asset impairment	—	231
Income from equity method investments	(3,606)	(3,071)
Dividends received on equity method investments	486	477
Loss on early extinguishment of debt	—	2,971
Changes in operating assets and liabilities:
Accounts receivable	(319,181)	(49,982)
Accounts receivable-affiliate	(1,519)	1,199
Inventories	(60,836)	115,018
Broker margin deposits	8,518	(464)
Prepaid expenses, all other current assets and other assets	19,227	3,649
Accounts payable	350,322	(23,632)
Trustee taxes payable	(19,615)	(3,266)
Change in derivatives	72,010	12,928
Accrued expenses, all other current liabilities and other long-term liabilities	13,796	(66,954)
Net cash provided by operating activities	384,479	183,756
Cash flows from investing activities
Equity method investments	(10,822)	(24,916)
Capital expenditures	(108,711)	(52,657)
Seller note issuances, net	7,196	531
Dividends received of equity method investments	9,398	7,746
Proceeds from sale of property and equipment, net	5,918	4,493
Net cash used in investing activities	(97,021)	(64,803)
Cash flows from financing activities
Net (payments on) borrowings from working capital revolving credit facility	(127,100)	11,100
Net borrowings from (payments on) revolving credit facility	41,000	(42,200)
Proceeds from senior notes, net	—	441,208
Repayment of senior notes	—	(400,000)
Redemption of Series B preferred units	(75,000)	—
Repurchase of common units	(7,316)	(7,371)
LTIP units withheld for tax obligations	(7,596)	(13,439)
Distribution equivalent rights	(3,262)	(4,017)
Distributions to limited partners and general partner	(98,880)	(94,510)
Net cash used in financing activities	(278,154)	(109,229)
Cash and cash equivalents
Increase in cash and cash equivalents	9,304	9,724
Cash and cash equivalents at beginning of period	12,243	8,208
Cash and cash equivalents at end of period	$21,547	$17,932
Supplemental information
Cash paid during the period for interest	$92,836	$107,256

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Series B
	Preferred	Common	General	Total
	Limited	Limited	Partner	Partners’
Three and nine months ended September 30, 2026	Partners	Partners	Interest	Equity
Balance at December 31, 2025	$72,305	$599,662	$3,576	$675,543
Net income	1,781	62,962	5,393	70,136
Distributions to limited partners and general partner	(1,781)	(25,836)	(4,972)	(32,589)
Unit-based compensation	—	7,373	—	7,373
LTIP units withheld for tax obligations	—	(7,521)	—	(7,521)
Distribution equivalent rights	—	(1,279)	—	(1,279)
Dividends on repurchased units	—	115	—	115
Balance at March 31, 2026	$72,305	$635,476	$3,997	$711,778
Net income	1,781	63,328	5,876	70,985
Distributions to limited partners and general partner	(1,781)	(26,007)	(5,132)	(32,920)
Unit-based compensation	—	5,760	—	5,760
Repurchase of common units	—	(6,043)	—	(6,043)
LTIP units withheld for tax obligations	—	(75)	—	(75)
Distribution equivalent rights	—	(935)	—	(935)
Dividends on repurchased units	—	17	—	17
Balance at June 30, 2026	$72,305	$671,521	$4,741	$748,567
Redemption of preferred units	(72,167)	(2,833)	—	(75,000)
Net income	594	45,854	5,910	52,358
Distributions to limited partners and general partner	(732)	(27,175)	(5,616)	(33,523)
Unit-based compensation	—	4,566	—	4,566
Repurchase of common units	—	(1,273)	—	(1,273)
Distribution equivalent rights	—	(686)	—	(686)
Dividends on repurchased units	—	20	—	20
Balance at September 30, 2026	$—	$689,994	$5,035	$695,029

	Series B
	Preferred	Common	General	Total
	Limited	Limited	Partner	Partners’
Three and nine months ended September 30, 2025	Partners	Partners	Interest	Equity
Balance at December 31, 2024	$72,305	$641,218	$3,090	$716,613
Net income	1,781	12,491	4,412	18,684
Distributions to limited partners and general partner	(1,781)	(25,157)	(4,326)	(31,264)
Unit-based compensation	—	3,455	—	3,455
Repurchase of common units	—	(532)	—	(532)
LTIP units withheld for tax obligations	—	(10,810)	—	(10,810)
Distribution equivalent rights	—	(829)	—	(829)
Dividends on repurchased units	—	179	—	179
Balance at March 31, 2025	$72,305	$620,015	$3,176	$695,496
Net income	1,781	18,814	4,615	25,210
Distributions to limited partners and general partner	(1,781)	(25,327)	(4,488)	(31,596)
Unit-based compensation	—	3,324	—	3,324
Repurchase of common units	—	(3,025)	—	(3,025)
LTIP units withheld for tax obligations	—	(2,629)	—	(2,629)
Distribution equivalent rights	—	(502)	—	(502)
Dividends on repurchased units	—	27	—	27
Balance at June 30, 2025	$72,305	$610,697	$3,303	$686,305
Net income	1,781	22,445	4,799	29,025
Distributions to limited partners and general partner	(1,781)	(25,497)	(4,649)	(31,927)
Unit-based compensation	—	3,360	—	3,360
Repurchase of common units	—	(3,814)	—	(3,814)
Distribution equivalent rights	—	(536)	—	(536)
Dividends on repurchased units	—	71	—	71
Balance at September 30, 2025	$72,305	$606,726	$3,453	$682,484

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a master limited partnership formed in March 2005. The Partnership owns, controls or has access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. The Partnership is one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of September 30, 2026, the Partnership had a portfolio of 1,489 owned, leased and/or supplied gasoline stations, including 283 directly operated convenience stores, primarily in the Northeast, as well as 69 gasoline stations located in Texas that are operated or supplied by the Partnership’s joint venture, Spring Partners Retail LLC (“SPR”). The Partnership is also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership engages in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator LLC (“SPR Operator”), also a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of September 30, 2026, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 4,266,584 common units, and the General Partner held 171,584 common units on behalf of the Partnership pursuant to its repurchase program for future Long-Term Incentive Plan (“LTIP”) obligations, representing in the aggregate a 13.1% limited partner interest.

2026 Events

Amendment to the Credit Agreement—On October 16, 2026, the Partnership and certain of its subsidiaries entered into the twelfth amendment to the third amended and restated credit agreement and joinder which, among other things, (i) extended the maturity date from March 20, 2028 to October 16, 2031, (ii) reduced the aggregate working capital interim commitments, which were previously increased in March 2026 as provided in the credit agreement, from $300.0 million to $0, and (iii) maintained each of the $1.0 billion working capital revolving credit facility and the $500.0 million revolving credit facility. See Note 6 for additional information on the credit agreement.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2026. The consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Information Related to Lessee Lease Arrangements

The following table presents supplemental information related to leases for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$75,584	$61,183
Right-of-use assets obtained in exchange for new lease liabilities	$31,869	$65,386

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	70%	69%	65%	66%
Distillates (home heating oil, diesel and kerosene), residual oil and crude oil sales	28%	28%	33%	31%
Convenience store and prepared food sales, rental income and sundries	2%	3%	2%	3%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Wholesale segment	34%	26%	35%	29%
Gasoline Distribution and Station Operations segment	64%	72%	62%	69%
Commercial segment	2%	2%	3%	2%
Total	100%	100%	100%	100%

See Note 13, “Segment Reporting,” for additional information on the Partnership’s operating segments and a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and nine months ended September 30, 2026 and 2025.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.     Revenue from Contracts with Customers

Disaggregation of Revenue

The following table provides the disaggregation of revenue from contracts with customers and other sales by segment for the periods presented (in thousands):

	Three Months Ended September 30, 2026
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$1,339,090	$1,437,833	$181,130	$2,958,053
Station operations	—	129,160	—	129,160
Total revenue from contracts with customers	1,339,090	1,566,993	181,130	3,087,213
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	3,400,070	—	174,707	3,574,777
Revenue from leases	853	21,545	—	22,398
Total other sales	3,400,923	21,545	174,707	3,597,175
Total sales	$4,740,013	$1,588,538	$355,837	$6,684,388

	Three Months Ended September 30, 2025
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$783,399	$1,126,839	$202,785	$2,113,023
Station operations	—	130,449	—	130,449
Total revenue from contracts with customers	783,399	1,257,288	202,785	2,243,472
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	2,333,194	—	95,064	2,428,258
Revenue from leases	1,229	21,457	—	22,686
Total other sales	2,334,423	21,457	95,064	2,450,944
Total sales	$3,117,822	$1,278,745	$297,849	$4,694,416

	Nine Months Ended September 30, 2026
Revenue from contracts with customers:	Wholesale	GDSO	Commercial	Total
Petroleum and related product sales	$3,541,685	$3,831,038	$675,061	$8,047,784
Station operations	—	350,906	—	350,906
Total revenue from contracts with customers	3,541,685	4,181,944	675,061	8,398,690
Other sales:
Revenue originating as physical forward sale contracts and exchange agreements	9,914,618	—	418,311	10,332,929
Revenue from leases	2,593	64,064	—	66,657
Total other sales	9,917,211	64,064	418,311	10,399,586
Total sales	$13,458,896	$4,246,008	$1,093,372	$18,798,276

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

Contract Balances

A receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets, is recognized in the period the Partnership provides services when its right to consideration is unconditional. In contrast, a contract asset will be recognized when the Partnership has fulfilled a contract obligation but must perform other obligations before being entitled to payment. The Partnership had no significant contract assets at both September 30, 2026 and December 31, 2025.

The nature of the receivables related to revenue from contracts with customers and other revenue, as well as contract assets, are the same, given they are related to the same customers and have the same risk profile and securitization. Payment terms on invoiced amounts are typically 2 to 30 days.

A contract liability is recognized when the Partnership has an obligation to transfer goods or services to a customer for which the Partnership has received consideration (or the amount is due) from the customer. The Partnership had no significant contract liabilities at both September 30, 2026 and December 31, 2025.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Distillates: home heating oil, diesel and kerosene	$165,098	$201,496
Gasoline	312,430	181,135
Gasoline blendstocks	59,555	58,117
Residual oil	43,152	77,449
Renewable identification numbers (RINs)	307	1,614
Convenience store inventory	29,120	29,307
Total	$609,662	$549,118

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $5.8 million and $0.8 million at September 30, 2026 and December 31, 2025, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $41.9 million and $17.1 million at September 30, 2026 and December 31, 2025, respectively. Exchange transactions are valued using current carrying costs.

Note 4.    Goodwill

Goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment, was $421.9 million at both September 30, 2026 and December 31, 2025. There were no changes to goodwill during the nine months ended September 30, 2026.

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Buildings and improvements	$2,092,041	$2,019,890
Land	685,242	679,263
Fixtures and equipment	64,240	63,747
Idle plant assets	30,500	30,500
Construction in process	73,010	71,340
Capitalized internal use software	37,706	37,608
Total property and equipment	2,982,739	2,902,348
Less accumulated depreciation	1,324,781	1,244,904
Total	$1,657,958	$1,657,444

Property and equipment includes retail gasoline station assets held for sale of $1.4 million and $5.3 million at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, the Partnership had a $36.8 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013. The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service and commence depreciation. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at both September 30, 2026 and December 31, 2025.

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

Evaluation of Long-Lived Asset Impairment

No impairment charges were recognized for the three and nine months ended September 30, 2026. The Partnership recognized an immaterial impairment charge relating to construction in process assets allocated to the GDSO segment for the three months ended September 30, 2025 and $0.2 million for the nine months ended September 30, 2025, which are included in long-lived asset impairment in the accompanying consolidated statements of operations.

Note 6.    Debt and Financing Obligations

Credit Agreement

As of September 30, 2026, certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, had a $1.8 billion senior secured credit facility (the “Credit Agreement”). As discussed below, on March 13, 2026, the total commitment under the Credit Agreement was increased from $1.5 billion to $1.8 billion, and on October 16, 2026 was decreased back to $1.5 billion.

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

As of September 30, 2026, there were two facilities under the Credit Agreement:

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

The average interest rates for the Credit Agreement were 6.1% and 6.6% for the three months ended September 30, 2026 and 2025, respectively, and 6.0% and 6.6% for the nine months ended September 30, 2026 and 2025, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the total borrowings and availability under the Credit Agreement (in thousands):

	September 30,	December 31,
	2026	2025
Total available commitments	$1,800,000	$1,500,000

Working capital revolving credit facility-current portion	99,000	126,100
Working capital revolving credit facility-less current portion	—	100,000
Revolving credit facility	144,500	103,500
Total borrowings outstanding	243,500	329,600

Less outstanding letters of credit	90,700	138,900

Total remaining availability for borrowings and letters of credit (1)	$1,465,800	$1,031,500
(1)	Subject to borrowing base limitations.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at September 30, 2026.

Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Credit Agreement.

Supplemental cash flow information

The following table presents supplemental cash flow information related to the Credit Agreement for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Borrowings from working capital revolving credit facility	$2,660,500	$2,032,600
Payments on working capital revolving credit facility	(2,787,600)	(2,021,500)
Net (payments on) borrowings from working capital revolving credit facility	$(127,100)	$11,100
Borrowings from revolving credit facility	$276,500	$39,700
Payments on revolving credit facility	(235,500)	(81,900)
Net borrowings from (payments on) revolving credit facility	$41,000	$(42,200)

Twelfth Amendment to the Credit Agreement

On October 16, 2026, the Partnership and certain of its subsidiaries entered into the twelfth amendment to the third amended and restated credit agreement and joinder which, among other things, (i) extended the maturity date from March 20, 2028 to October 16, 2031, (ii) reduced the aggregate working capital interim commitments, which were previously increased in March 2026 as provided in the credit agreement, from $300.0 million to $0 and (iii) maintained each of the $1.0 billion working capital revolving credit facility and the $500.0 million revolving credit facility. All other material terms of the Credit Agreement remain substantially the same as disclosed in Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Notes

The Partnership had 6.875% senior notes due 2029, 8.250% senior notes due 2032 and 7.125% senior notes due 2033 outstanding at September 30, 2026 and December 31, 2025. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on these senior notes.

Financing Obligations

The Partnership had financing obligations outstanding at September 30, 2026 and December 31, 2025 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Note 9 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on these financial obligations.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. In 2026, the Partnership capitalized additional financing fees of $0.8 million in connection with the accordion exercise in March 2026. These expenses are included in interest expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2026. The Partnership had unamortized deferred financing fees of $22.5 million and $27.7 million at September 30, 2026 and December 31, 2025, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $7.1 million and $10.0 million at September 30, 2026 and December 31, 2025, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability and amounted to $15.1 million and $17.3 million at September 30, 2026 and December 31, 2025, respectively. Unamortized fees related to the Partnership’s sale-leaseback transactions are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.3 million and $0.4 million at September 30, 2026 and December 31, 2025, respectively.

Amortization expense of $2.0 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively, and $6.0 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively is included in interest expense in the accompanying consolidated statements of operations.

Note 7.    Derivative Financial Instruments

The Partnership principally uses derivative instruments, which may include regulated exchange-traded futures and options contracts (collectively, “exchange-traded derivatives”), physical and financial forwards and over-the-counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce its exposure to unfavorable changes in commodity market prices. The Partnership uses these exchange-traded and OTC derivatives to hedge commodity price risk associated with its inventory and undelivered forward commodity purchases and sales (“physical forward contracts”). The Partnership accounts for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” (“ASC 815”) and recognizes derivative instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented in earnings, unless specific hedge accounting criteria are met.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at September 30, 2026:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	74,200	Thousands of barrels
Short	(77,579)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	9,213	Thousands of barrels
Short	(4,753)	Thousands of barrels
(1)	Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2026	2025	2026	2025
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(15,485)	$(398)	$(45,080)	$20,727
Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$6,813	$3,622	$35,992	$(20,997)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives not designated as	Recognized in	September 30,		September 30,
hedging instruments	Income on Derivatives	2026	2025	2026	2025
Commodity contracts	Cost of sales	$(61,593)	$10,608	$(272,592)	$666

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at September 30, 2026 and December 31, 2025 (in thousands):

		September 30, 2026
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$83,842	$83,842
Forward derivative contracts (1)	Derivative assets	—	22,864	22,864
Total asset derivatives		$—	$106,706	$106,706

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(6,066)	$(142,238)	$(148,304)
Forward derivative contracts (1)	Derivative liabilities	—	(82,347)	(82,347)
Total liability derivatives		$(6,066)	$(224,585)	$(230,651)

		December 31, 2025
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$2,408	$49,750	$52,158
Forward derivative contracts (1)	Derivative assets	—	17,067	17,067
Total asset derivatives		$2,408	$66,817	$69,225

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$(48,932)	$(48,932)
Forward derivative contracts (1)	Derivative liabilities	—	(4,540)	(4,540)
Total liability derivatives		$—	$(53,472)	$(53,472)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Note 8.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value at September 30, 2026
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$22,864	$—	$22,864
Exchange-traded/cleared derivative instruments (2)	(64,462)	—	73,748	9,286
Total assets	$(64,462)	$22,864	$73,748	$32,150

Liabilities:
Forward derivative contracts (1)	$—	$(82,347)	$—	$(82,347)

	Fair Value at December 31, 2025
			Cash Collateral
	Level 1	Level 2	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$17,067	$—	$17,067
Exchange-traded/cleared derivative instruments (2)	3,226	—	14,578	17,804
Total assets	$3,226	$17,067	$14,578	$34,871

Liabilities:
Forward derivative contracts (1)	$—	$(4,540)	$—	$(4,540)
(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	September 30, 2026		December 31, 2025
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.875% senior notes due 2029	$350,000	$348,250	$350,000	$353,500
8.250% senior notes due 2032	$450,000	$458,437	$450,000	$471,375
7.125% senior notes due 2033	$450,000	$445,500	$450,000	$455,625

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

Note 9.    Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2026 (in thousands):

	Balance at			Balance at
	December 31,	Payments	Dispositions	September 30,
Environmental Liability Related to:	2025	2026	2026	2026
Retail gasoline stations	$56,356	$(1,922)	$(255)	$54,179
Terminals	39,609	(1,715)	—	37,894
Total environmental liabilities	$95,965	$(3,637)	$(255)	$92,073
Current portion	$7,193			$7,443
Long-term portion	88,772			84,630
Total environmental liabilities	$95,965			$92,073

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

The Partnership recognized income of $0.2 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in income from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $12.0 million at both September 30, 2026 and December 31, 2025, which is included in equity method investments in the accompanying consolidated balance sheets.

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

The Partnership recognized $0 for each of the three months ended September 30, 2026 and 2025 and $0 for each of the nine months ended September 30, 2026 and 2025. The Partnership’s investment balance in the joint venture was $25.4 million and $24.0 million at September 30, 2026 and December 31, 2025, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

On December 5, 2023, Landco completed the purchase of the Project Site. In addition, the Partnership provided certain financial guarantees of Everett’s performance pursuant to a Terminal Demolition and Remediation

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Responsibilities Agreement (“TDRRA”) between Landco and ExxonMobil (the “Remediation Guaranty”). The Remediation Guaranty was executed at the closing of the Project Site purchase, concurrently with Landco’s execution of the TDRRA. The Remediation Guaranty was provided to ExxonMobil to provide security for Landco’s obligations to perform and complete the demolition and remediation responsibilities set forth in the TDRRA. The maximum amount of financial assurances liability of the Partnership under the Remediation Guaranty is $75.0 million (the “Guaranty Threshold”). The Guaranty Threshold will be reduced on a dollar-for-dollar basis as Landco undertakes demolition and remediation activities under the TDRRA. Through September 30, 2026, Everett expended $70.9 million on such demolition and remediation activities, which reduced the Guaranty Threshold to $4.1 million.

The Partnership received financial assurances from the Everett Investor and certain of its affiliates that allow the Partnership to recover 70% of any amounts paid under the Remediation Guaranty, up to $52.5 million. The Partnership’s loss exposure for the Everett investment is limited to the Partnership’s investment in the joint venture and any amounts due under the Remediation Guaranty. The Partnership recognized its performance obligation under the Remediation Guaranty at fair value, which was immaterial at both September 30, 2026 and December 31, 2025.

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

On June 1, 2023, SPR acquired a portfolio of 64 Houston-area convenience and fueling facilities from Landmark Industries, LLC and its related entities. The portfolio included 69 sites as of September 30, 2026.

The Partnership recognized income of $0.7 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $3.1 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in income from equity method investments in the accompanying consolidated statements of operations. The Partnership’s investment balance in the joint venture was $80.9 million and $77.8 million at September 30, 2026 and December 31, 2025, respectively, which is included in equity method investments in the accompanying consolidated balance sheets.

Note 11.    Related Party Transactions

Services Agreement—The Partnership is a party to a services agreement with various entities which own limited partner interests in the Partnership and interests in the General Partner and which are 100% owned by members of the Slifka family (the “Slifka Entities Services Agreement”), pursuant to which the Partnership provides certain tax, accounting, treasury, and legal support services and such Slifka entities pay the Partnership an annual services fee of $20,000, and which Slifka Entities Services Agreement has been approved by the Conflicts Committee of the board of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

directors of the General Partner. The Slifka Entities Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advance written notice. As of September 30, 2026, no such notice of termination had been given by any party to the Slifka Entities Services Agreement.

General Partner—Affiliates of the Slifka family own 100% of the ownership interests in the General Partner. The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG, and for substantially all of the employees who primarily or exclusively provide services to SPR, who are employed by SPR Operator. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including bonus, payroll and payroll taxes, were $56.2 million and $56.1 million for the three months ended September 30, 2026 and 2025, respectively, and $215.2 million and $188.9 million for the nine months ended September 30, 2026 and 2025, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan.

Spring Partners Retail LLC—The Partnership, through its subsidiary, SPR Operator, is party to an operations and maintenance agreement with the Partnership’s joint venture, SPR (see Note 10). Pursuant to this agreement, certain employees of the Partnership provide SPR with services including administrative and support functions, such as operations and management support, accounting, legal and human resources and information technology services and systems to SPR for which SPR pays SPR Operator, and therefore the Partnership, an annual fixed fee. The Partnership received $0.8 million and $0.7 million from SPR associated with the operations and management agreement for the three months ended September 30, 2026 and 2025, respectively, and $2.5 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In addition, SPR Operator employs substantially all of the employees who primarily or exclusively provide services to the Partnership’s joint venture. SPR reimburses the Partnership for direct expenses incurred in connection with these employees, which amounted to $2.8 million and $3.4 million for the three months ended September 30, 2026 and 2025, respectively, and $8.8 million and $10.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Accounts receivable–affiliates consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Receivables from the General Partner (1)	$4,381	$2,545
(Payables) receivables from Spring Partners Retail LLC (2)	(235)	82
Total	$4,146	$2,627
(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner and are due to the timing of the payroll obligations.
(2)	(Payables) receivables from SPR reflect the Partnership’s payment of direct expenditures on behalf of SPR under the operations and maintenance agreement, net of SPR’s prepayment of payroll taxes and payroll accruals to the Partnership and the timing of the payroll obligations.

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

Note 12.    Partners’ Equity and Cash Distributions

Partners’ Equity

Common Units and General Partner Interest

At September 30, 2026, there were 33,995,563 common units issued, including 4,266,584 common units held by affiliates of the General Partner, including directors and executive officers, and 171,584 common units held by the General Partner on behalf of the Partnership pursuant to its repurchase program for future LTIP obligations, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There were no changes to common units or the general partner interest during the three and nine months ended September 30, 2026.

Series B Preferred Units

On July 30, 2026, the Partnership redeemed all 3,000,000 of its 9.50% Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units (the “Series B Preferred Units”) at a redemption price of $25.00 per unit, plus a $0.49479167 per unit cash distribution for the period from May 15, 2026 through July 29, 2026. Effective July 30, 2026, the Series B Preferred Units are no longer outstanding.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As holder of incentive distribution rights (“IDRs”), the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions to common unitholders during 2026 (in thousands, except per unit data):

`	For the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/13/2026 (1)	12/31/25	$0.7600	$25,836	$207	$4,765	$30,808
5/15/2026 (1)	03/31/26	0.7650	26,007	209	4,923	31,139
8/14/2026 (1)	06/30/26	0.7800	26,517	216	5,400	32,133
(1)	This distribution resulted in the Partnership exceeding its third target level distribution for this quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on October 29, 2026, the board of directors of the General Partner declared a quarterly cash distribution of $0.7850 per unit ($3.14 per unit on an annualized basis) on all of its outstanding common units for the period from July 1, 2026 through September 30, 2026. On November 13, 2026, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 9, 2026.

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

Note 13.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$3,197,535	$2,088,003	$8,408,689	$5,948,695
Distillates and other oils (1)	1,542,478	1,029,819	5,050,207	3,492,063
Total	$4,740,013	$3,117,822	$13,458,896	$9,440,758
Product margin
Gasoline and gasoline blendstocks	$75,763	$61,480	$255,340	$177,443
Distillates and other oils (1)	35,625	16,499	116,636	85,908
Total	$111,388	$77,979	$371,976	$263,351
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$1,437,833	$1,126,839	$3,831,038	$3,209,397
Station operations (2)	150,705	151,906	414,970	414,631
Total	$1,588,538	$1,278,745	$4,246,008	$3,624,028
Product margin
Gasoline	$136,776	$144,763	$448,490	$408,430
Station operations (2)	73,867	74,132	206,678	206,216
Total	$210,643	$218,895	$655,168	$614,646
Commercial Segment:
Sales	$355,837	$297,849	$1,093,372	$848,752
Product margin	$7,084	$6,998	$29,260	$20,248
Combined sales and Product margin:
Sales	$6,684,388	$4,694,416	$18,798,276	$13,913,538
Product margin (3)	$329,115	$303,872	$1,056,404	$898,245
Depreciation allocated to cost of sales	(33,149)	(32,504)	(99,330)	(99,274)
Combined gross profit	$295,966	$271,368	$957,074	$798,971
(1)	Distillates and other oils (primarily residual oil and crude oil).
(2)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(3)	Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Approximately 107 million gallons and 119 million gallons of the GDSO segment’s sales for the three months ended September 30, 2026 and 2025, respectively, and 307 million gallons and 345 million gallons of the GDSO segment’s sales for the nine months ended September 30, 2026 and 2025, respectively were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. The Commercial segment’s sales were predominantly sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

The following tables provide the Partnership’s significant segment operating expenses for each reportable segment, as well as a reconciliation of the totals reported for the reportable segments to the applicable line items in the accompanying consolidated financial statements for the periods presented (in thousands):

	Three Months Ended September 30, 2026
	Wholesale	GDSO	Commercial	Consolidated
Sales	$4,740,013	$1,588,538	$355,837	$6,684,388
Cost of products	4,628,625	1,377,895	348,753	6,355,273
Product margin	111,388	210,643	7,084	329,115
Operating expenses allocated to operating segments:
Wages and benefits (1)	11,326	30,074	—	41,400
Occupancy costs (2)	5,513	25,930	—	31,443
Transactional operating costs (3)	—	27,989	—	27,989
Maintenance (4)	10,511	10,766	—	21,277
Other segment operating expenses	4,268	4,765	—	9,033
Total operating expenses allocated to operating segments	$31,618	$99,524	$—	131,142
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				33,149
Selling, general and administrative expenses				79,350
Amortization expense				1,270
Net loss on sale and disposition of assets				533
Total operating expenses not allocated to operating expenses				114,302
Operating income				83,671
Income from equity method investments				884
Interest expense				(31,397)
Income tax expense				(800)
Net income				$52,358
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
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2026
	Wholesale	GDSO	Commercial	Consolidated
Sales	$13,458,896	$4,246,008	$1,093,372	$18,798,276
Cost of products	13,086,920	3,590,840	1,064,112	17,741,872
Product margin	371,976	655,168	29,260	1,056,404
Operating expenses allocated to operating segments:
Wages and benefits (1)	34,793	88,698	—	123,491
Occupancy costs (2)	17,882	77,474	—	95,356
Transactional operating costs (3)	—	76,612	—	76,612
Maintenance (4)	39,423	33,683	—	73,106
Other segment operating expenses	12,809	15,836	—	28,645
Total operating expenses allocated to operating segments	$104,907	$292,303	$—	397,210
Operating expenses not allocated to operating segments:
Depreciation allocated to cost of sales				99,330
Selling, general and administrative expenses				261,731
Amortization expense				3,809
Net gain on sale and disposition of assets				(2,449)
Total operating expenses not allocated to operating expenses				362,421
Operating income				296,773
Income from equity method investments				3,606
Interest expense				(99,984)
Income tax expense				(6,916)
Net income				$193,479
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
(1)	Includes salary and wages, payroll taxes, fringe benefits and other employee expenses
(2)	Includes rent and leases expenses, property taxes and utilities
(3)	Includes commissions and credit card fees
(4)	Includes maintenance and repairs, environmental and seasonal site maintenance expenses

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and nine months ended September 30, 2026 and 2025.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale segment, and its retail gasoline stations are allocated to the GDSO segment. Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at September 30, 2026 and December 31, 2025 (in thousands):

	Wholesale	GDSO	Commercial	Unallocated (1)	Total
September 30, 2026	$1,342,814	$1,840,299	$—	$990,906	$4,174,019
December 31, 2025	$1,329,899	$1,825,524	$—	$695,294	$3,850,717
(1)	Includes the Partnership’s equity method investments (see Note 10).

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

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2026 and December 31, 2025 exclude 171,584 and 230,273 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per common limited partner unit (basic and diluted). For all periods presented below, the Partnership’s preferred units are not potentially dilutive securities based on the nature of the conversion feature.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common limited partners (after deducting amounts allocated to preferred unitholders) for purposes of computing net income per common limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$52,358	$46,448	$5,910	$—	$29,025	$24,226	$4,799	$—
Declared distribution	$32,464	$26,687	$218	$5,559	$30,477	$25,667	$205	$4,605
Assumed allocation of undistributed net income (loss)	19,894	19,761	133	—	(1,452)	(1,441)	(11)	—
Assumed allocation of net income	$52,358	$46,448	$351	$5,559	$29,025	$24,226	$194	$4,605
Less: Preferred limited partner interest in net income		594				1,781
Less: Redemption of Series B preferred limited partner units		2,833				—
Net income attributable to common limited partners		$43,021				$22,445
Denominator:
Basic weighted average common units outstanding		33,845				33,874
Dilutive effect of phantom units		285				283
Diluted weighted average common units outstanding		34,130				34,157
Basic net income per common limited partner unit		$1.27				$0.66
Diluted net income per common limited partner unit		$1.26				$0.66

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
		Common	General			Common	General
		Limited	Partner			Limited	Partner
Numerator:	Total	Partners	Interest	IDRs	Total	Partners	Interest	IDRs
Net income	$193,479	$176,300	$17,179	$—	$72,919	$59,093	$13,826	$—
Declared distribution	$95,736	$79,211	$643	$15,882	$90,438	$76,491	$609	$13,338
Assumed allocation of undistributed net income (loss)	97,743	97,089	654	—	(17,519)	(17,398)	(121)	—
Assumed allocation of net income	$193,479	$176,300	$1,297	$15,882	$72,919	$59,093	$488	$13,338
Less: Preferred limited partner interest in net income		4,156				5,343
Less: Redemption of Series B preferred limited partner units		2,833				—
Net income attributable to common limited partners		$169,311				$53,750
Denominator:
Basic weighted average common units outstanding		33,887				33,893
Dilutive effect of phantom units		286				346
Diluted weighted average common units outstanding		34,173				34,239
Basic net income per common limited partner unit		$5.00				$1.59
Diluted net income per common limited partner unit		$4.95				$1.57

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

Other

In December 2024, the Conservation Law Foundation (“CLF”) served the Partnership with a complaint alleging that past and present discharges at and from the Partnership’s terminal located on Broadway Street in Chelsea, MA and the Partnership’s former terminal located in Revere, MA exceeded the numeric effluent limits permitted under the terminals’ respective National Pollutant Discharge Elimination System (“NPDES”) permits. The complaint was filed by the CLF in July 2024. In August 2024, a month after the CLF filed its complaint, the EPA and the Partnership executed an administrative order on consent to address the exceedances at both terminals under each terminal’s respective NPDES permit. The issuance of the administrative order on consent by the EPA may significantly lessen, if not eliminate entirely, the ability for the CLF to seek and recover relief through its complaint against the Partnership. On August 19, 2026, the court issued an Order on Final Judgment requiring the Partnership to pay $100,000. CLF filed a Notice of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Appeal on September 15, 2026. The Partnership believes it has meritorious defenses and intends to continue to vigorously contest CLF’s allegations.

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

Recently Issued Accounting Pronouncement

In May 2026, the Financial Accounting Standards Board issued Accounting Standards Update 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818).” This standard provides guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The amendments in this update are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Partnership is evaluating the impact of this standard on its disclosures.

Note 17.    Subsequent Events

Distribution to Common Unitholders—On October 29, 2026, the board of directors of the General Partner declared a quarterly cash distribution of $0.7850 per unit ($3.14 per unit on an annualized basis) for the period from July 1, 2026 through September 30, 2026. On November 13, 2026, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business on November 9, 2026.

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

Overview

We are a master limited partnership formed in March 2005. We own, control or have access to a large terminal network of refined petroleum products and renewable fuels—with connectivity to strategic rail, pipeline and marine assets—spanning from Maine to Florida and into the U.S. Gulf States. We are one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores, primarily in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”) and Maryland and Virginia. As of September 30, 2026, we had a portfolio of 1,489 owned, leased and/or supplied gasoline stations, including 283 directly operated convenience stores, primarily in the Northeast, as well as 69 gasoline stations located in Texas that are operated or supplied by our joint venture, Spring Partners Retail LLC (“SPR”). We are also one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We engage in the purchasing, selling, gathering, blending, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane and in the transportation of petroleum products and renewable fuels by rail from the mid-continent region of the United States and Canada.

Collectively, we sold $6.5 billion and $18.4 billion of refined petroleum products, gasoline blendstocks, renewable fuels and crude oil for the three and nine months ended September 30, 2026, respectively. In addition, we had other revenues of $0.2 billion and $0.4 billion for the three and nine months ended September 30, 2026, respectively, from convenience store and prepared food sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

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

2026 Events

Amendment to the Credit Agreement—On October 16, 2026, we and certain of our subsidiaries entered into the twelfth amendment to the third amended and restated credit agreement and joinder which, among other things, (i) extended the maturity date from March 20, 2028 to October 16, 2031, (ii) reduced the aggregate working capital interim commitments, which were previously increased in March 2026 as provided in the credit agreement, from $300.0 million to $0, and (iii) maintained each of the $1.0 billion working capital revolving credit facility and the $500.0 million revolving credit facility. See “—Liquidity and Capital Resources—Credit Agreement.”

Redemption of Series B Preferred Units—On July 30, 2026, we redeemed all of our outstanding Series B Fixed Rate Cumulative Redeemable Perpetual Preferred Units (the “Series B Preferred Units”) at a redemption price of $25.00 per unit, plus a $0.49479167 per unit cash distribution for the period from May 15, 2026 through July 29, 2026. Effective July 30, 2026, the Series B Preferred Units are no longer outstanding. See Note 12 of Notes to Consolidated Financial Statements for additional information.

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

As of September 30, 2026, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	283
Commissioned agents	333
Lessee dealers	157
Contract dealers	716
Total (1)	1,489
(1)	Excludes 69 sites operated or supplied by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

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

●Our gasoline, convenience store and prepared food sales could be significantly reduced by a reduction in demand due to higher prices and inflation in general and new technologies and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles and changing consumer preferences and driving habits. Technological advances and alternative fuel sources, such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A number of legal incentives and regulatory requirements, and executive initiatives, including various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. Changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of food, sundries and other on-site services. In addition, higher prices, including as a result of tariffs and other controls on imports or exports of goods, and inflation in general could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. A reduction in our sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$52,358	$29,025	$193,479	$72,919
EBITDA (1)(2)	$120,766	$97,130	$408,822	$284,733
Adjusted EBITDA (1)(2)	$122,947	$98,798	$411,463	$288,216
Distributable cash flow (3)(4)(5)	$70,112	$52,980	$259,116	$150,642
Adjusted distributable cash flow (3)(4)(5)	$70,279	$53,289	$259,623	$152,111
Wholesale Segment:
Volume (gallons)	1,373,143	1,399,596	4,501,710	4,322,115
Sales
Gasoline and gasoline blendstocks	$3,197,535	$2,088,003	$8,408,689	$5,948,695
Distillates and other oils (6)	1,542,478	1,029,819	5,050,207	3,492,063
Total	$4,740,013	$3,117,822	$13,458,896	$9,440,758
Product margin
Gasoline and gasoline blendstocks	$75,763	$61,480	$255,340	$177,443
Distillates and other oils (6)	35,625	16,499	116,636	85,908
Total	$111,388	$77,979	$371,976	$263,351
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	361,288	390,760	1,044,448	1,130,768
Sales
Gasoline	$1,437,833	$1,126,839	$3,831,038	$3,209,397
Station operations (7)	150,705	151,906	414,970	414,631
Total	$1,588,538	$1,278,745	$4,246,008	$3,624,028
Product margin
Gasoline	$136,776	$144,763	$448,490	$408,430
Station operations (7)	73,867	74,132	206,678	206,216
Total	$210,643	$218,895	$655,168	$614,646
Commercial Segment:
Volume (gallons)	124,733	149,152	414,887	415,814
Sales	$355,837	$297,849	$1,093,372	$848,752
Product margin	$7,084	$6,998	$29,260	$20,248
Combined sales and product margin:
Sales	$6,684,388	$4,694,416	$18,798,276	$13,913,538
Product margin (8)	$329,115	$303,872	$1,056,404	$898,245
Depreciation allocated to cost of sales	(33,149)	(32,504)	(99,330)	(99,274)
Combined gross profit	$295,966	$271,368	$957,074	$798,971

GDSO portfolio as of September 30, 2026 and 2025:	2026	2025
Company operated	283	290
Commissioned agents	333	326
Lessee dealers	157	168
Contract dealers	716	756
Total GDSO portfolio (9)	1,489	1,540

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weather conditions:
Normal heating degree days	80	96	3,792	3,750
Actual heating degree days	83	39	3,853	3,462
Variance from normal heating degree days	4%	(59)%	2%	(8)%
Variance from prior period actual heating degree days	113%	5%	11%	6%
(1)	EBITDA and adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures.
(2)	EBITDA and adjusted EBITDA include a loss on early extinguishment of debt of $0.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively, related to the 2025 redemption of our 7.00% senior notes due 2027.
(3)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges. The table below presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures.
(4)	Distributable cash flow and adjusted distributable cash flow include a net (loss) gain on sale and disposition of assets and long-lived asset impairment of ($0.5 million) and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $2.4 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively. Distributable cash flow also includes income of $0.7 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $3.1 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively, related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(5)	Distributable cash flow and adjusted distributable cash flow include a loss on early extinguishment of debt of $0.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively, related to the 2025 redemption of our 7.00% senior notes due 2027.
(6)	Distillates and other oils (primarily residual oil and crude oil).
(7)	Station operations consist of convenience store and prepared food sales, rental income and sundries.
(8)	Product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.
(9)	Excludes 69 sites and 67 sites at September 30, 2026 and 2025, respectively, operated or supplied by our joint venture, SPR (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$52,358	$29,025	$193,479	$72,919
Depreciation and amortization	36,211	35,236	108,443	107,265
Interest expense	31,397	33,316	99,984	103,878
Income tax expense (benefit)	800	(447)	6,916	671
EBITDA (1)	120,766	97,130	408,822	284,733
Net loss (gain) on sale and disposition of assets	533	(136)	(2,449)	(2,355)
Long-lived asset impairment	—	20	—	231
Income from equity method investment (2)	(685)	(249)	(3,141)	(1,125)
EBITDA related to equity method investment (2)	2,333	2,033	8,231	6,732
Adjusted EBITDA (1)	$122,947	$98,798	$411,463	$288,216

Reconciliation of net cash provided by operating activities to EBITDA and adjusted EBITDA:
Net cash provided by operating activities	$179,757	$19,026	$384,479	$183,756
Net changes in operating assets and liabilities and certain non-cash items	(91,188)	45,235	(82,557)	(3,572)
Interest expense	31,397	33,316	99,984	103,878
Income tax expense (benefit)	800	(447)	6,916	671
EBITDA (1)	120,766	97,130	408,822	284,733
Net loss (gain) on sale and disposition of assets	533	(136)	(2,449)	(2,355)
Long-lived asset impairment	—	20	—	231
Income from equity method investment (2)	(685)	(249)	(3,141)	(1,125)
EBITDA related to equity method investment (2)	2,333	2,033	8,231	6,732
Adjusted EBITDA (1)	$122,947	$98,798	$411,463	$288,216
(1)	EBITDA and adjusted EBITDA include a loss on early extinguishment of debt of $0.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively, related to the 2025 redemption of our 7.00% senior notes due 2027.
(2)	Represents our proportionate share of income or loss, as applicable, and EBITDA related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).

The following table presents reconciliations of distributable cash flow and adjusted distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Reconciliation of net income to distributable cash flow and adjusted distributable cash flow:
Net income	$52,358	$29,025	$193,479	$72,919
Depreciation and amortization	36,211	35,236	108,443	107,265
Amortization of deferred financing fees	2,079	1,935	6,032	5,593
Amortization of routine bank refinancing fees	(1,235)	(1,287)	(3,706)	(3,714)
Maintenance capital expenditures	(19,301)	(11,929)	(45,132)	(31,421)
Distributable cash flow (1)(2)(3)	70,112	52,980	259,116	150,642
Income from equity method investment (4)	(685)	(249)	(3,141)	(1,125)
Distributable cash flow from equity method investment (4)	852	558	3,648	2,594
Adjusted distributable cash flow (1)(2)(3)	70,279	53,289	259,623	152,111
Distributions to preferred unitholders (5)	(594)	(1,781)	(4,156)	(5,343)
Adjusted distributable cash flow after distributions to preferred unitholders	$69,685	$51,508	$255,467	$146,768

Reconciliation of net cash provided by operating activities to distributable cash flow and adjusted distributable cash flow:
Net cash provided by operating activities	$179,757	$19,026	$384,479	$183,756
Net changes in operating assets and liabilities and certain non-cash items	(91,188)	45,235	(82,557)	(3,572)
Amortization of deferred financing fees	2,079	1,935	6,032	5,593
Amortization of routine bank refinancing fees	(1,235)	(1,287)	(3,706)	(3,714)
Maintenance capital expenditures	(19,301)	(11,929)	(45,132)	(31,421)
Distributable cash flow (1)(2)(3)	70,112	52,980	259,116	150,642
Income from equity method investment (4)	(685)	(249)	(3,141)	(1,125)
Distributable cash flow from equity method investment (4)	852	558	3,648	2,594
Adjusted distributable cash flow (1)(2)(3)	70,279	53,289	259,623	152,111
Distributions to preferred unitholders (5)	(594)	(1,781)	(4,156)	(5,343)
Adjusted distributable cash flow after distributions to preferred unitholders	$69,685	$51,508	$255,467	$146,768
(1)	Distributable cash flow and adjusted distributable cash flow are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.
(2)	Distributable cash flow and adjusted distributable cash flow include a net (loss) gain on sale and disposition of assets and long-lived asset impairment of ($0.5 million) and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $2.4 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively. Distributable cash flow also includes income of $0.7 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $3.1 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively, related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(3)	Distributable cash flow and adjusted distributable cash flow include a loss on early extinguishment of debt of $0.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively, related to the 2025 redemption of our 7.00% senior notes due 2027.
(4)	Represents our proportionate share of income or loss, as applicable, and distributable cash flow related to our 49.99% interest in our joint venture, SPR, which is accounted for using the equity method (see Note 10 of Notes to Consolidated Financial Statements).
(5)	Distributions to preferred unitholders represent the distributions payable to the Series B preferred unitholders earned during the period. These distributions were cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. On July 30, 2026, all of the Series B Preferred Units were redeemed and are no longer outstanding (see “Overview—2026 Events”).

Results of Operations

Consolidated Sales

Our total sales were $6.7 billion and $4.7 billion for the three months ended September 30, 2026 and 2025, respectively, an increase of $2.0 billion, or 42%, primarily due to an increase in prices, partially offset by a decrease in volume sold. Our aggregate volume of product sold was 1.9 billion gallons for each of the three months ended September 30, 2026 and 2025, decreasing 80 million gallons from the prior-year period (consisting of decreases of 30 million gallons, 26 million gallons and 24 million gallons in our GDSO, Wholesale and Commercial segments, respectively).

Our total sales were $18.8 billion and $13.9 billion for the nine months ended September 30, 2026 and 2025, respectively, an increase of $4.9 billion, or 35%, primarily due to increases in prices and volume sold. Our aggregate volume of product sold was 6.0 billion gallons and 5.9 billion gallons for the nine months ended September 30, 2026 and 2025, respectively, increasing 92 million gallons from the prior-year period (consisting of an increase of 179 million gallons in our Wholesale segment, offset by decreases of 86 million gallons and 1 million gallons in our GDSO and Commercial segments, respectively).

Gross Profit

Our gross profit was $296.0 million and $271.4 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $24.6 million, or 9%. In our Wholesale segment, our product margin increased primarily due to more favorable market conditions in gasoline and distillates. In our GDSO segment, our gasoline distribution product margin decreased due in part to a decrease in volume sold, and our station operations product margin decreased due to a decline in sundries. Our Commercial segment product margin slightly increased due in part to more favorable market conditions in bunkering.

Our gross profit was $957.1 million and $799.0 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $158.1 million, or 20%. In our Wholesale segment, our product margin increased primarily due to more favorable market conditions in gasoline, distillates and residual oil. In our GDSO segment, our gasoline distribution product margin increased due in part to higher fuel margins (cents per gallon), and our station operations product margin increased due to an increase in sundries. Our Commercial segment product margin increased due in part to more favorable market conditions in bunkering.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks. Sales from wholesale gasoline and gasoline blendstocks were $3.2 billion and $2.1 billion for the three months ended September 30, 2026 and 2025, respectively, an increase of $1.1 billion, or 52%, primarily due to increases in prices and volume sold. Our gasoline and gasoline blendstocks product margin was $75.8 million and $61.5 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $14.3 million, or 23%, primarily due to more favorable market conditions in gasoline.

Sales from wholesale gasoline and gasoline blendstocks were $8.4 billion and $5.9 billion for the nine months ended September 30, 2026 and 2025, respectively, an increase of $2.5 billion, or 42%, primarily due to increases in prices and volume sold. Our gasoline and gasoline blendstocks product margin was $255.3 million and $177.4 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $77.9 million, or 44%, primarily due to more favorable market conditions in gasoline.

Distillates and Other Oils. Sales from distillates and other oils (primarily residual oil and crude oil) were $1.5 billion and $1.0 billion for the three months ended September 30, 2026 and 2025, respectively, an increase of $0.5 billion, or 50%, primarily due to an increase in prices, partially offset by a decrease in volume sold. Our product margin from distillates and other oils was $35.6 million and $16.5 million for the three months ended September 30,

2026 and 2025, respectively, an increase of $19.1 million, or 116%, primarily due to more favorable market conditions, largely in distillates.

Sales from distillates and other oils were $5.1 billion and $3.5 billion for the nine months ended September 30, 2026 and 2025, respectively, an increase of $1.6 billion, or 45%, primarily due to increases in prices and in residual oil volume sold. Our product margin from distillates and other oils was $116.6 million and $85.9 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $30.7 million, or 36%, primarily due to more favorable market conditions.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution. Sales from gasoline distribution were $1.4 billion and $1.1 billion for the three months ended September 30, 2026 and 2025, respectively, an increase of $0.3 billion, or 27%, primarily due to an increase in prices, partially offset by a decrease in volume sold. Our product margin from gasoline distribution was $136.8 million and $144.8 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $8.0 million, or 6%, due in part to the decrease in volume sold.

Sales from gasoline distribution were $3.8 billion and $3.2 billion for the nine months ended September 30, 2026 and 2025, respectively, an increase of $0.6 billion, or 19%, primarily due to an increase in prices, partially offset by a decrease in volume sold. Our product margin from gasoline distribution was $448.5 million and $408.4 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $40.1 million, or 10%, due in part to higher fuel margins (cents per gallon) compared to the same period in 2025.

Station Operations. Our station operations, which include (i) convenience store and prepared food sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales and lottery and ATM commissions, collectively generated revenues of $150.7 million and $151.9 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $1.2 million, or 1%. Our product margin from station operations was $73.8 million and $74.1 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $0.3 million. The decreases in sales and product margin are due in part to a decrease in sundries.

Sales from our station operations were $414.9 million and $414.6 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $0.3 million. Our product margin from station operations was $206.7 million and $206.2 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $0.5 million. The increases in sales and product margin are due in part to an increase in sundries.

Results for Commercial Segment

Our commercial sales were $355.8 million and $297.8 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $58.0 million, or 19%, primarily due to an increase in prices, partially offset by a decrease in volume sold. Our commercial product margin was $7.1 million and $7.0 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $0.1 million, or 1%, due in part to more favorable market conditions in bunkering.

Our commercial sales were $1.1 billion and $0.8 billion for the nine months ended September 30, 2026 and 2025, respectively, an increase of $244.6 million, or 29%, primarily due to an increase in prices. Our commercial product margin was $29.3 million and $20.2 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $9.1 million, or 45%, primarily due to more favorable market conditions in bunkering.

Selling, General and Administrative Expenses

SG&A expenses were $79.4 million and $76.3 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $3.1 million, or 4%, including increases of $1.9 million in wages and benefits, $1.1 million in accrued discretionary incentive compensation and $1.2 million in various other SG&A expenses, offset by a decrease of $1.1 million in maintenance and repair expenses.

SG&A expenses were $261.7 million and $224.8 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $36.9 million, or 16%, including increases of $29.0 million in accrued discretionary incentive compensation, $8.7 million in wages and benefits, $1.7 million in dues and subscriptions, $1.4 million in rent and lease expense and $2.0 million in various other SG&A expenses. The increase in SG&A expenses was offset by decreases of $4.6 million in professional fees and $1.3 million in maintenance and repair expenses.

Operating Expenses

Operating expenses were $131.1 million and $132.5 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $1.4 million, or 1%, consisting of a decrease of $2.8 million in operating expenses associated with our terminals, largely in maintenance and repair expenses, and an increase of $1.4 million in expenses related to our GDSO operations, in part due to an increase in credit card fees.

Operating expenses were $397.2 million and $394.9 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $2.3 million, or 1%, including an increase of $5.4 million in operating expenses related to our GDSO operations, offset by a decrease of $3.1 million in operating expenses associated with our terminals.

Amortization Expense

Amortization expense related to intangible assets was $1.3 million for each of the three months ended September 30, 2026 and 2025, and $3.8 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Net (Loss) Gain on Sale and Disposition of Assets

Net (loss) gain on sale and disposition of assets was ($0.5 million) and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $2.4 million for each of the nine months ended September 30, 2026 and 2025, primarily due to the sale of GDSO sites.

Long-Lived Asset Impairment

No impairment charges were recognized for the three and nine months ended September 30, 2026. We recognized an immaterial impairment charge relating to construction in process assets allocated to the GDSO segment for the three months ended September 30, 2025 and $0.2 million for the nine months ended September 30, 2025.

Income from Equity Method Investments

Income from equity method investments was $0.9 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $3.6 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively, representing our proportional share of income from our equity method investments in our joint ventures. See Note 10 of Notes to Consolidated Financial Statements for information on our equity method investments.

Interest Expense

Interest expense was $31.4 million and $33.3 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $1.9 million, or 6%, primarily due to lower average balances on our working capital revolving credit facility.

Interest expense was $100.0 million and $103.9 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $3.9 million, or 4%, primarily due to lower average balances on our credit facilities.

Loss on Early Extinguishment of Debt

As a result of the 2025 redemption of our 7.00% senior notes due 2027, we recorded a loss from early extinguishment of debt of $0.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively. This loss consists of a non-cash write-off of a portion of the remaining unamortized original issue discount of $0.2 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, and a cash call premium of $0 and $1.1 million for the three and nine months ended September 30, 2025, respectively.

Income Tax (Expense) Benefit

Income tax (expense) benefit was ($0.8 million) and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and ($6.9 million) and ($0.7 million) for the nine months ended September 30, 2026 and 2025, respectively, which predominantly reflects the income tax (expense) benefit from the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

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

Working capital was $129.5 million and $151.3 million at September 30, 2026 and December 31, 2025, respectively, a decrease of $21.8 million. Changes in current assets and current liabilities decreasing our working capital include, in part, an increase of $350.3 million in accounts payable, offset by increases of $317.5 million and $60.5 million in accounts receivable and inventories, respectively, due in part to an increase in prices.

Cash Distributions

Common Units

During 2026, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 13, 2026	$30.8 million	Fourth quarter 2025
May 15, 2026	$31.1 million	First quarter 2026
August 14, 2026	$32.1 million	Second quarter 2026

In addition, on October 29, 2026, the board of directors of our general partner declared a quarterly cash distribution of $0.7850 per unit ($3.14 per unit on an annualized basis) on our common units for the period from July 1, 2026 through September 30, 2026 to our common unitholders of record as of the close of business on November 9, 2026. We expect to pay the total cash distribution of $32.5 million on November 13, 2026.

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

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at September 30, 2026 were as follows (in thousands):

	Payments Due by Period
	Remainder of
Contractual Obligations	2026	Beyond 2026	Total
Credit facility obligations (1)	$28,404	$232,782	$261,186
Senior notes obligations (2)	—	1,738,782	1,738,782
Operating lease obligations (3)	23,159	424,156	447,315
Other long-term liabilities (4)	4,014	68,463	72,477
Financing obligations (5)	4,233	51,814	56,047
Total	$59,810	$2,515,997	$2,575,807
(1)	Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2026 and assumes a ratable payment through the expiration date. As of September 30, 2026, our credit agreement had a contractual maturity of March 20, 2028 and no principal payments were required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying consolidated balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility and our twelfth amendment to the credit agreement entered into on October 16, 2026.
(2)	Includes principal and interest on our 6.875% senior notes due 2029, 8.250% senior notes due 2032 and 7.125% senior notes due 2033. No principal payments are required prior to maturity. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
(3)	Includes operating lease obligations related to leases for office space and equipment, land, gasoline stations, railcars and barges.
(4)	Includes amounts related to our brand fee agreement, amounts related to our access right agreements and our deferred compensation obligation and various service agreements.
(5)	Includes lease rental payments in connection with (i) the acquisition of Capitol Petroleum Group (“Capitol”) related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets and convenience stores. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had $45.1 million and $31.4 million in maintenance capital expenditures for the nine months ended September 30, 2026 and 2025, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which $27.4 million and $24.1 million for the nine months ended September 30, 2026 and 2025, respectively, are related to our investments in our gasoline station business. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our businesses or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had $63.6 million and $21.2 million in expansion capital expenditures, excluding acquired property and equipment, for the nine months ended September 30, 2026 and 2025, respectively, primarily related to investments in our gasoline station and terminal businesses.

We expect maintenance capital expenditures of approximately $65.0 million to $75.0 million and expansion capital expenditures, excluding acquisitions, of approximately $75.0 million to $85.0 million in 2026, relating primarily to investments in our gasoline station and terminal businesses. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by operating activities	$384,479	$183,756
Net cash used in investing activities	$(97,021)	$(64,803)
Net cash used in financing activities	$(278,154)	$(109,229)

Operating Activities

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our businesses, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $384.5 million and $183.7 million for the nine months ended September 30, 2026 and 2025, respectively, for a period-over-period increase in cash flow from operating activities of $200.8 million.

Except for net income, the primary drivers of the changes in operating activities include the following (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
(Increase) in accounts receivable	$(319,181)	$(49,982)
(Increase) decrease in inventories	$(60,836)	$115,018
Increase (decrease) in accounts payable	$350,322	$(23,632)

For the nine months ended September 30, 2026, the increases in accounts receivable and accounts payable are due in part to timing of sales and payments and to an increase in prices. The increase in inventories is also due in part to an increase in prices, partially offset by carrying lower levels of inventory during the period.

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

Investing Activities

Net cash used in investing activities was $97.0 million for the nine months ended September 30, 2026 and included $108.7 million in capital expenditures and $10.8 million in expenditures associated with our equity method investments (see Note 10 of Notes to Consolidated Financial Statements). Net cash used in investing activities for the nine months ended September 30, 2026 was offset by $9.4 million in dividends received of equity method investments, $7.2 million in seller note issuances which represent notes we received from buyers in connection with the sale of certain of our gasoline stations, offset by loan repayments, and $5.9 million in proceeds from the sale of property and equipment.

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

Please read “—Capital Expenditures” for a discussion of our capital expenditures for the nine months ended September 30, 2026 and 2025.

Financing Activities

Net cash used in financing activities was $278.2 million for the nine months ended September 30, 2026 and included $127.1 million in net payments on our working capital revolving credit facility, $98.9 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $75.0 million in cash paid in connection with the redemption of the Series B Preferred Units (see Note 12 of Notes to Consolidated Financial Statements), $7.6 million in LTIP units withheld for tax obligations, $7.3 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $3.3 million paid pursuant to distribution equivalent rights previously granted under our LTIP. Net cash used in financing activities was offset by $41.0 million in net borrowings from our revolving credit facility.

Net cash used in financing activities was $109.2 million for the nine months ended September 30, 2025 and included $400.0 million in repayments in connection with the redemption of our 7.00% senior notes due 2027, $94.5 million in cash distributions to our limited partners (preferred and common unitholders) and our general partner, $42.2 million in net payments on our revolving credit facility, $13.4 million in LTIP units withheld for tax obligations,

$7.4 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $4.0 million paid pursuant to distribution equivalent rights previously granted under our LTIP. Net cash used in financing activities was offset by $441.2 million in proceeds in connection with the issuance of our 7.125% senior notes due 2033 Notes and $11.1 million in net borrowings from our working capital revolving credit facility.

See Note 6 of Notes to Consolidated Financial Statements for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

Credit Agreement

As of September 30, 2026, certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, had a $1.8 billion senior secured credit facility. As discussed below, on March 13, 2026, the total commitment under the credit agreement was increased from $1.5 billion to $1.8 billion, and on October 16, 2026 was decreased back to $1.5 billion. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

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

As of September 30, 2026, there were two facilities under the credit agreement:

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

The average interest rates for the credit agreement were 6.1% and 6.6% for the three months ended September 30, 2026 and 2025, respectively, and 6.0% and 6.6% for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, we had $99.0 million outstanding on the working capital revolving credit facility and $144.5 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $90.7 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.47 billion and $1.03 billion at September 30, 2026 and December 31, 2025, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at September 30, 2026.

Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the credit agreement.

Twelfth Amendment to the Credit Agreement

On October 16, 2026, we and certain of our subsidiaries entered into the twelfth amendment to the third amended and restated credit agreement and joinder which, among other things, (i) extended the maturity date from March 20, 2028 to October 16, 2031, (ii) reduced the aggregate working capital interim commitments, which were previously increased in March 2026 as provided in the credit agreement, from $300.0 million to $0, and (iii) maintained each of the $1.0 billion working capital revolving credit facility and the $500.0 million revolving credit facility. All other material terms of the credit agreement remain substantially the same as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Senior Notes

We had 6.875% senior notes due 2029, 8.250% senior notes due 2032 and 7.125% senior notes due 2033 outstanding at September 30, 2026 and December 31, 2025. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on these senior notes.

Financing Obligations

We had financing obligations outstanding at September 30, 2026 and December 31, 2025 associated with historical sale-leaseback transactions that did not meet the criteria for sale accounting. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

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

During the three and nine months ended September 30, 2026, there has been no material change to our critical accounting estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of September 30, 2026, we had total borrowings outstanding under our credit agreement of $243.5 million. Please read Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $2.4 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At September 30, 2026, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	September 30,	Effect of 10%	Effect of 10%
	2026	Price Increase	Price Decrease
Exchange traded derivative contracts	$(64,462)	$(50,676)	$50,676
Forward derivative contracts	(59,483)	21,240	(21,240)
Total	$(123,945)	$(29,436)	$29,436

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2026. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $9.3 million at September 30, 2026.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit ($)	Programs (1)	Programs (1)
July 1—July 31, 2026	—	—	—	—
August 1—August 31, 2026	—	—	—	—
September 1—September 30, 2026	25,000	50.78	—	716,745

(1)	In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Since the repurchase program was implemented and through September 30, 2026, our general partner repurchased 1,883,842 common units pursuant to this repurchase program. As of November 6, 2026, our general partner is authorized to acquire up to an additional 716,745 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 5.Other Information

During the three months ended September 30, 2026, no director or executive officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1#	—

Twelfth Amendment to Third Amended and Restated Credit Agreement and Joinder, dated October 16, 2026 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 16, 2026).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 6, 2026		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2026		By:	/s/ Gregory B. Hanson
Gregory B. Hanson
Chief Financial Officer
(Principal Financial Officer)